Form 10-K
SHOWBIZ PIZZA TIME INC
filed 1995-03-30
CIK 813920

                                                                  FORM 10-K
(Mark One)

         X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 1994.

         - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                                  Commission File Number 0-15782

                                    SHOWBIZ PIZZA TIME, INC.
                      (Exact name of registrant as specified in its charter)

         Kansas                                            48-0905805
         (State or jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                    Identification No.)

         4441 West Airport Freeway
         P.O. Box 152077
         Irving, Texas                                      75015
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:    (214) 258-8507

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                          None
               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                Common Stock, par value $.10 each
                                      (Title of Class)
                      Class A Preferred Stock, par value $60.00 each
                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 17, 1995, an aggregate of 12,275,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 17, 1995) held by non-affiliates of the registrant was $ 91,521,632.

                     DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1995 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                               P A R T    I


Item 1.   Business

General

      ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

      The Company operated, as of March 17, 1995, 227 Chuck E. Cheese's Pizza ("Chuck E. Cheese's") restaurants (including six restaurants managed by the Company for others). In addition, as of March 17, 1995, franchisees of the Company operated 101 Chuck E.
Cheese's restaurants.  Effective May 5, 1994, BHC Acquisition
Corporation ("BAC"), a wholly owned subsidiary of the Company, sold its Monterey's Tex-Mex Cafe restaurants.


Chuck E. Cheese's Restaurants


Business Development

      Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, and selected sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

      The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 28-state area. See "Item 2. Properties."

      The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                 1994               1993              1992
                                 ----               ----              ----
Average annual revenues
    per restaurant (1)        $1,206,000          $1,259,000      $1,354,000

Number of restaurants open
    at end of period                 220                 209             176

Percent of total restaurant revenues:
    Food and beverage sales         71.0%               71.6%           71.9%
    Game sales                      25.8%               25.3%           25.3%
    Merchandise sales                3.2%                3.1%            2.8%
_______


(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (159, 139 and 129 restaurants in 1994, 1993, and 1992, respectively). Fiscal year 1992 consisted of 53 weeks while each of fiscal years 1994 and 1993 consisted of 52 weeks.

      Revenues from Chuck E. Cheese's restaurants owned by the Company increased by 3.4% during 1994 over 1993, due to new restaurant openings during both years.

      The revenues from Chuck E. Cheese's restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

      Each Chuck E. Cheese's restaurant generally employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work only part-time.

      To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. The Company initiated a remodel program in 1986 under which all Company operated restaurants were remodeled by the end of 1992. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. The Company completed 22 restaurants under this program in 1994 and currently intends to reposition approximately
140 additional restaurants by the end of 1996.

      The Company opened 12 and 33 new Chuck E. Cheese's restaurants in 1994 and 1993, respectively. The Company plans to open two to three new Chuck E. Cheese's restaurants during 1995. The reduction of expected new store openings in 1995 and 1994 compared to 1993, is intended to create an appropriate commitment of capital and human resources between existing restaurants and new development.

      In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site. The
Company relocated two restaurants in 1993.

      The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show
(and other in-store entertainment) in its restaurants to be an important competitive advantage.


Restaurant Design and Entertainment

      Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings and are generally 7,500 to 14,000 square feet in area. Depending primarily on the demographic characteristics of a specific site, the building design of new restaurants developed by the Company range from 8,000 to 10,000 square feet in area.

      The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with various animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

      Each Chuck E. Cheese's restaurant typically contains a separate family-oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Certain games dispense tickets that can be redeemed by the guests for prizes. Also included in the playroom area is a ball-crawl or other free attraction for young children. The playroom area normally occupies approximately 40% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased.

Food and Beverage Products

      Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar and selected sandwiches and desserts. Standard beverages are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

      The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

      The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The
Company runs advertising campaigns which target families with young children and features the family entertainment experiences available at Chuck E. Cheese's restaurants, and is primarily aimed at increasing the frequency of return visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck
E. Cheese's experience. The television advertising campaigns are supplemented by select radio campaigns, promotional offers in newspapers and direct mail advertisements.

Franchising

      The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 17, 1995, 101 Chuck E. Cheese's restaurants were operated by a total of 58 different franchisees, as compared to 109 of such restaurants at March 18, 1994. The Company sold four franchises in 1994.

      The Company opened a franchise restaurant in Chile during the third quarter of 1994. Opportunities for further international franchise development are being reviewed by the Company.

      The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 15-year renewal option. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1997.

      The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales;
(ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 0.9% of gross sales; and (iii) to the Entertainment Fund
(an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 3% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.

Competition

      The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains being engaged in the pizza restaurant or entertainment business. Although there are few other restaurant chains presently utilizing the concept of combining robotic characters and restaurant operations, there are several competitors presently combining family entertainment and restaurant operations. The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which have capital resources as great or greater than the Company, are expanding into the family restaurant and entertainment markets. The Company believes that the principal competitive factors affecting Chuck E. Cheese's restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

Monterey's Tex-Mex Cafe  Restaurants

      The Company, through its wholly owned subsidiary BAC, operated 27 Monterey's Tex-Mex Cafe restaurants. Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company.


Trademarks

      The Company owns various trademarks, including "Chuck E. Cheese" and "ShowBiz Pizza" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks essential to the conduct of their present restaurant operations.


Government Regulation

      The development and operation of Chuck E. Cheese's restaurants are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans With Disabilities Act, and family leave mandates. A significant portion of the Company's restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies.

      If certain mandated health care legislation is passed, it could negatively impact the business community by increasing costs. The Company would attempt to minimize the impact of increased costs by operational efficiency improvements and increased menu prices as permitted within the competitive market.

Working Capital Practices

      The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy current operational needs. The Company's accounts receivable consist primarily of credit card receivables, franchise royalties, management fees and advances to managed properties.

Employees

      The number of persons employed by the Company varies seasonally, with the greatest number being employed during the summer months.
On March 17, 1995, the Company had approximately 13,500 employees, including 13,325 in the operation of Chuck E. Cheese's restaurants and 175 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties


      The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company (excluding six restaurants managed by the Company for others) as of March 17, 1995.



                                                                   Chuck E.
                     State                                         Cheese's
                     -----                                          -------

                      Alabama                                           5
                      Arkansas                                          2
                      California                                       47
                      Colorado                                          4
                      Connecticut                                       5
                      Florida                                          15
                      Georgia                                           7
                      Illinois                                         14
                      Indiana                                           7
                      Kansas                                            1
                      Kentucky                                          1
                      Louisiana                                         4
                      Maryland                                         10
                      Massachusetts                                    10
                      Michigan                                         11
                      Missouri                                          7
                      Nevada                                            1
                      Nebraska                                          2
                      New Hampshire                                     2
                      New Jersey                                        9
                      New York                                          5
                      North Carolina                                    2
                      Ohio                                             11
                      Pennsylvania                                      7
                      Tennessee                                         2
                      Texas                                            24
                      Virginia                                          3
                      Wisconsin                                         3
                                                                       ---
                                                                       221
                                                                       ===

      Of the 227 Chuck E. Cheese's restaurants operated by the Company as of March 17, 1995, 212 were leased by the Company and 15 were owned by the Company. The leases of these restaurants will expire at various times from 1995 to 2009, as described in the table below.

       Year of                   Number of                 Range of Renewal
      Expiration                Restaurants                 Options (Years)
      ----------                 ---------                ----------------
        1995                        10                       None to 10
        1996                        14                       None to 20
        1997                        27                       None to 20
        1998                        23                       None to 20
        1999 and thereafter        138                       None to 20

      The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $22.00 per square foot, subject to periodic adjustment. Most of the restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in most instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

Item 3.    Legal Proceedings.

      In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th
District Courts of Dallas County, Texas.  In April 1993, the
Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constitute certain holders of warrants, options and preferred stock of Integra who seek to serve as representatives of proposed classes of other holders of such securities. The plaintiffs allege that the Company has (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets, (ii) committed common law fraud, and
(iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit seeks recision of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. To date, no class has been certified as against the Company. The case is set for trial on May 1, 1995. The
Company believes that the claims made against it in this suit are without merit and intends to vigorously defend this lawsuit.
However, the Company is actively pursuing negotiations for settlement of the lawsuit.

      In May 1994, Hermitage Hotel, Ltd., L. P., filed a lawsuit against the Company, Hallwood and certain directors of the Company in the 101st District Court of Dallas County, Texas. The lawsuit seeks recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent representation and breach of contract. The plaintiff is seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys' fees and court costs. The Company believes that the claims made against it in this suit are without merit and intends to vigorously defend this lawsuit. However, the Company is actively pursuing negotiations for settlement of the lawsuit.

      In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants (i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. The Company does not believe that this action will result in any significant damages to the Company.

      In July 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff is seeking to recover a judgement against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. In April 1994, the court dismissed the plaintiff's complaint for failure to state a claim upon which relief can be granted. Plaintiff has appealed the dismissal to the 6th Circuit Court of Appeals. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in this lawsuit.

      In January 1994, the Company was named a defendant in a lawsuit brought in the Supreme Court of the State of New York, County of Queens, by Big Six Towers, Inc., in its purported capacity as a landlord to the Company with regard to a restaurant/entertainment center location in Queens County, New York which the Company had contracted to lease from the plaintiff. The plaintiff has alleged that the Company has breached the lease and is seeking total damages in excess of $4.0 million against the Company. The Company believes it validly terminated the lease in question pursuant to an agreement with the plaintiff and believes the allegations made in this suit to be without merit and therefore intends to vigorously defend this lawsuit.

      Certain other pending legal proceedings exist against the Company which the Company believes are not material in amount or have arisen in the ordinary course of its business.




Item  4.    Submission of Matters to a Vote of Security Holders.


      No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                               P A R T   I I




Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.



      As of March 17, 1995, there were an aggregate of 12,275,177 shares of the Company's Common Stock outstanding and approximately 5,489 stockholders of record.

      The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:

                                             High                    Low
                                          --------                -------

     1994           - 1st quarter          $15 1/4                  $ 11 3/4
     ----           - 2nd quarter           14                         9 1/4
                    - 3rd quarter           11 1/4                     7 1/4
                    - 4th quarter            9 1/8                     7 1/4



     1993           - 1st quarter           35 1/2                    25 1/2
     ----           - 2nd quarter           34 1/2                    16
                    - 3rd quarter           17 1/2                    12 1/4
                    - 4th quarter           15                        12 1/2



      The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 28, 1994 in the amount of $1.20 per share will be paid on March 28, 1995. The Company also may not pay any dividend or make any other distribution on its Common Stock (except in shares of Common Stock or rights to acquire capital stock of the Company) so long as any amount is outstanding under the terms of its revolving loan agreement.

      The Company has not paid any dividends on its Common Stock, has no present intention of paying cash dividends thereon in the future and is currently restricted from paying cash dividends under the terms of its current revolving loan agreement. The Company plans to retain any earnings to finance anticipated capital expenditures and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.

                       1994         1993        1992        1991        1990
                      -----         -----       -----       -----       -----
                                (Thousands, except per share data)
Operating results (1):

 Revenues  . . . .     $267,827    $271,998     $253,124    $208,118   $181,558
 Costs and expenses. .  263,541     253,300      226,686     187,295    164,305
                       --------   ---------    ---------   ---------   ---------
 Operating income  . .    4,286      18,698       26,438      20,823     17,253
 Other income(expenses)  (1,173)       (451)      (1,188)     (1,890)    (3,354)
                       --------   ---------    ---------    --------   ---------

 Income before
   income taxes    . .   3,113      18,247       25,250       18,933     13,899

   Income taxes:
   Current expense . . .   869       1,751        1,161        1,050        678
   Deferred expense. . . 1,568       4,605        8,586        6,285      4,769
                       -------    --------     --------     --------   --------
                         2,437       6,356        9,747        7,335      5,447
                       -------    --------     --------     --------   --------
   Net income. . . .  $    676   $  11,891     $ 15,503     $ 11,598   $  8,452
                      ========   =========    =========     ========   =========

Per Share (2):
Primary:
      Net income . . $    .03    $    .86      $   1.11     $    .82   $    .61
      Weighted average shares
        outstanding. . 12,127      13,455        13,662       13,700     13,254
      Fully diluted:
      Net income . . $    .03    $    .86      $   1.11     $    .82   $    .61
      Weighted average shares
        outstanding . .12,127      13,464        13,713       13,728     13,367

Cash flow data:
 Cash provided by
   operations . . . $ 30,819     $ 44,905      $ 44,246     $ 36,097   $ 29,884
 Purchases of property
   and equipment. .   29,421       44,600        33,903       25,088     21,471

Balance sheet data:
 Total assets. . . $ 188,308     $193,649      $173,217     $158,563   $146,435
 Long-term obligations (including
   current portion and redeemable
   preferred stock)   33,223       29,816        17,743       21,360     26,929
 Shareholders'
  equity......       125,515      136,647       132,167      115,500     99,973

Number of restaurants at year end:
  Chuck E. Cheese's:
   Company operated .   226           215           182          159        144
   Franchise. . . . .   106           110           113          113        123
                    -------       -------       -------      -------    -------
                        332           325           295          272        267
  Monterey's Tex-Mex
   Cafe's. . . . . .                   27            28           27         27
                   -------        -------       -------      -------    -------
                       332            352           323          299        294
                   =======        =======       =======      =======     =======

----------------------

(1) Fiscal year 1992 was 53 weeks in length while fiscal years 1994, 1993, 1991, and 1990 were 52 weeks in length.
(2) No cash dividends on common stock were paid in any of the years presented.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.

Results of Operations

1994 Compared to 1993

     Revenues declined 1.5% to $267.8 million in 1994 from $272.0 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased by 3.4% to $261.6 million in 1994 from $253.0 million in 1993 due to the net addition of 11 Company restaurants in 1994 and 33 Company restaurants in 1993. Sales from the Company's Chuck E. Cheese's restaurants which were open during all of 1994 and 1993 ("comparable store sales") declined 5.8% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined to $6.2 million in 1994 from $19.0 million in 1993 due to the sale of the Monterey's restaurants mentioned above.

     Operating income decreased to $4.3 million in 1994 from $18.7 million in 1993. Included in operating income for 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants. Operating income in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. The decline in operating income is primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                        1994           1993             1992
                                      --------       --------         --------
Revenues . . . . . . . . . .           100.0%          100.0%           100.0%
                                      --------       --------         --------
Costs and  expenses:
 Cost of sales. . . . . . .            51.4%           50.5%            49.5%
 Selling, general and administrative   17.7%           15.5%            15.7%
 Depreciation and amortization. . .     9.7%            8.5%             7.6%
 (Gain) loss on property transactions. (1.0%)           0.2%             0.3%
 Other operating expenses . . . . .    20.6%           18.4%            16.5%
                                    --------        --------          --------
                                       98.4%           93.1%            89.6%
                                    --------        --------          --------
Operating income . . . . . . . .        1.6%            6.9%            10.4%
                                    ========        ========          ========


      Revenues

      Revenues from the Company's Chuck E. Cheese's restaurants increased by 3.4% to $261.6 million in 1994 from $253.0 million in 1993 due to sales from new restaurants opened throughout 1994 and 1993. Comparable store sales of Chuck E. Cheese's restaurants which were open during all of both 1994 and 1993 declined by 5.8% between the years. Average annual sales per restaurant decreased to approximately $1,206,000 in 1994. Menu prices were comparable between the two years.

      Management believes that several factors may have contributed to the comparable store sales decline, including increased competition and to a lesser extent, a decrease in the number of restaurants remodeled since 1992 and the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1990. During 1994, the average sales volume of the 70 new Chuck E. Cheese's restaurants opened in 1991 through 1993 was 3.0% lower than the average sales volume of existing restaurants during the same period.

      Revenues from franchise fees and royalties decreased by 5.6% from 1993 to 1994 primarily due to a 6.4% decline in comparable franchise store sales for restaurants open all of 1994 and 1993, and a decline in the number of restaurants operated each year. During 1994, two new franchise restaurants opened and six franchise restaurants closed.

      Revenues from Monterey's Tex-Mex Cafe restaurants were $6.2 million in 1994 compared to $19.0 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994.


      Costs and Expenses

      Costs and expenses as a percentage of revenues increased to 98.4% in 1994 from 93.1% in 1993.

      Cost of sales increased as a percentage of revenues to 51.4% in 1994 from 50.5% in 1993. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 18.2% in 1994 from 18.0% in 1993 primarily due to increases in cheese costs and in costs relating to the enhancement of certain prize and merchandise items. Labor expenses for Chuck E.
Cheese's restaurants as a percentage of restaurant sales increased to 30.0% in 1994 from 29.0% in 1993 primarily due to the decline in comparable store sales and enhancements in services provided to guests, including child security.

      Selling, general and administrative expenses as a percentage of revenues increased to 17.7% in 1994 from 15.5% in 1993 due primarily to increased advertising expense as a percentage of revenues. Corporate overhead costs were impacted by an increase of approximately $1.2 million primarily during the first three quarters of 1994 as a result of increasing the number of operational regional and district
managers.   Overhead costs were also impacted in 1994 by an allowance
for potential legal settlements.

      Depreciation and amortization expense as a percentage of revenues increased to 9.7% in 1994 from 8.5% in 1993 primarily due to a write-off of all unamortized preopening expenses of approximately $900,000 resulting from a change in the estimated future benefit of such expenses, the higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

      The Company had a net gain on property transactions of $2.6 million in 1994 compared to a loss on property transactions of $675,000 in 1993. The Company recognized a gain of $5.5 million from the sale of its Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. The gain was partially offset by a loss of approximately $2.3 million in 1994. The loss was a result of the Company's decision to close one
Chuck E. Cheese's restaurant and the impairment in fair value of the fixed assets of ten Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms. The Company will consider possible relocation of some of the restaurants. The Company provided for an additional loss on property transactions of approximately $597,000 in 1994 compared to $675,000 in 1993 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.

      Other operating expenses increased as a percentage of revenues to 20.6% in 1994 from 18.4% in 1993 primarily due to increased rent, utility and property tax expenses as a percentage of revenues and the decline in comparable store sales.


      Operating Income

      As a result of the changes in revenues and expenses discussed above, operating income declined to $4.3 million in 1994 from $18.7 million in 1993. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in 1994 for Monterey's Tex-Mex Cafe restaurants was $6.0 million, including a gain on property transactions of $5.5 million, compared to operating income of $652,000 in 1993.

      Net Income

      Interest expense increased to $1.9 million in 1994 from $797,000 in 1993 due primarily to an increase in long-term debt of $18.5 million since the third quarter of 1993 primarily to fund the Company's repurchase of its common stock and an increase in interest rates. In the fourth quarter of 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. In the third quarter of 1993, income tax expense was reduced approximately $971,000 primarily due to a non-recurring tax gain resulting from the increased valuation of the Company's deferred tax asset due to an increase in federal corporate income tax rates enacted in 1993. The Company's net income decreased to $676,000 in 1994 from $11.9 million in 1993 due to the changes in revenues and expenses as discussed above.
 The Company's primary and fully diluted earnings per share decreased to $.03 per share in 1994 from $.86 per share in 1993.


1993 Compared to 1992

      Revenues increased 7.5% to $272.0 million in 1993 from $253.1 million in 1992. Revenue generated by the Company's Chuck E. Cheese's restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to the net addition of 33 Company restaurants in 1993 and 23 Company restaurants in 1992. Sales from the Company's
Chuck E. Cheese's restaurants which were open during all of 1993 and 1992 declined 5.3% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined slightly to $19.0 million in 1993 from $19.1 million in 1992 primarily due to a decline in comparable store sales of .6% between the years. Fiscal years 1993 and 1992 consisted of 52 and 53 weeks, respectively.

      Operating income decreased to $18.7 million in 1993 from $26.4 million in 1992 due primarily to declines in comparable store sales and operating margins in both restaurant concepts. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.


     Chuck E. Cheese's Restaurants

     Revenues

      Revenues from the Company's Chuck E. Cheese's restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to sales from new restaurants opened throughout 1993 and 1992. Comparable store sales of Chuck E. Cheese's restaurants which were open during all of both 1993 and 1992 declined by 5.3% between the years. Average annual sales per restaurant decreased to approximately $1,259,000 in 1993. Menu prices were increased approximately 1.1% between the two years.

      Management believes that several factors may have contributed to the comparable store sales decline, including generally severe winter weather and a March snowstorm which caused the brief closing of numerous restaurants, ineffective advertising and the decrease in number and apparent effectiveness of restaurants remodeled during 1992 and 1993. Other factors that management believes contributed to the decline in comparable store sales include increased competition and the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1988. New restaurants opened from 1988 through 1992 averaged approximately $1,341,000 in sales during 1993, which is slightly in excess of the sales volume of the average Company restaurant. This compares to the prior year in which new restaurants had sales volumes significantly higher than the average Company restaurant.

      Revenues from franchise fees and royalties decreased by 11.1% from 1992 to 1993 primarily due to 52 weeks of revenue in 1993 compared to 53 weeks of revenue in 1992, a 1.0% decline in comparable franchise store sales for restaurants open all of 1993 and 1992, and a decline in the number of franchise restaurants operated each year. During
1993, the Company purchased two franchise restaurants, one new franchise restaurant opened and two franchise restaurants closed.

      Costs and Expenses

      Costs and expenses as a percentage of revenues increased to 92.9% in 1993 from 89.1% in 1992.

      Cost of sales increased as a percentage of revenues to 49.7% in 1993 from 48.5% in 1992. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales remained constant at 18.0% in both 1993 and 1992. Labor expenses as a percentage of restaurant sales increased slightly to 29.0% in 1993 from 28.0% in 1992 primarily due to the decline in comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues declined to 15.6% in 1993 from 15.9% in 1992 due primarily to a decrease in management bonus expense and other corporate overhead expenses as a percentage of revenues which was partially offset by an increase in advertising expense as a percentage of revenues.

      Depreciation and amortization expense as a percentage of revenues increased to 8.5% in 1993 from 7.6% in 1992 primarily due to the higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

      Other operating expenses increased as a percentage of revenues to 18.9% in 1993 from 16.9% in 1992 primarily due to increased rent, utility and insurance expenses as a percentage of revenues and the decline in comparable store sales.


      The Company provided for a loss on property transactions of $585,000 in 1993 compared to $654,000 in 1992 primarily due to closing three restaurants in 1993 and to the replacement of certain assets in conjunction with the remodeling of restaurants.

      Operating Income

      As a result of the changes in revenues and expenses discussed above, operating income decreased to $18.0 million in 1993 from $25.4 million in 1992.

      Monterey's Tex-Mex Cafe Restaurants

      Revenues

      Revenues decreased to $19.0 million in 1993 from $19.1 million in 1992 due primarily to a .6% decline in comparable store sales between the two years. One restaurant was opened in the third quarter of 1992 and was subsequently sold in the fourth quarter of 1993. Menu prices were increased approximately 2.0% between the periods.

      Costs and Expenses

      Costs and expenses increased as a percentage of revenues to 96.6% in 1993 from 94.5% in 1992.

      Cost of sales declined slightly to 61.3% in 1993 from 61.8% in 1992. The cost of food and beverage items as a percentage of restaurant sales decreased slightly to 27.4% in 1993 compared to 27.7% in 1992 due primarily to lower food prices on certain items resulting from a change in food distributors in the third quarter of 1992 and the increase in menu prices implemented in the second quarter of 1993. These factors were slightly offset by a change in product ingredients which was implemented in the third quarter of 1992. Labor expenses as a percentage of restaurant sales increased slightly to 31.7% in 1993 from 31.6% in 1992 primarily as a result of the decline in comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues increased to 14.1% in 1993 from 13.6% in 1992 primarily due to an increase in advertising expense and in corporate overhead expenses including an increase in research and development costs.

      Other operating expenses increased as a percentage of revenues to 12.5% in 1993 from 11.3% in 1992 primarily due to an increase in rent and utility expenses as a percentage of revenues and the decline in comparable store sales.
      The Company provided for a loss on property transactions of $90,000 from the sale of one restaurant in the fourth quarter of 1993.

      Operating Income

      Operating income declined to $652,000 in 1993 from $1,049,000 in 1992 as a result of the changes in revenues and expenses discussed above.


      Consolidated Income

      Interest expense declined to $797,000 in 1993 from $1.5 million in 1992 due primarily to reductions in long-term debt of $1.8 million in the first three quarters of 1993 and $4.6 million in 1992 and reduced interest rates between the years. Income taxes were decreased approximately $971,000 in the third quarter of 1993 due to a non-recurring tax gain resulting from the increased valuation of the Company's deferred tax asset due to an increase in federal corporate income tax rates enacted in 1993. The Company's net income decreased to $11.9 million in 1993 from $15.5 million in 1992 due to the changes
in revenues and expenses as discussed above.   The Company's primary
and fully diluted earnings per share decreased to $.86 per share in 1993 from $1.11 per share in 1992.



Inflation

      The Company's costs of operations, including but not limited to, labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Increases in any such costs would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.


Financial  Condition, Liquidity and Capital Resources

      Cash provided by operations declined to $30.8 million in 1994 from $44.9 million in 1993. The Company's primary requirements for cash relate to planned capital expenditures and debt service. During 1994, the Company made approximately $29.4 million in capital expenditures primarily related to the opening of 12 new Chuck E. Cheese's restaurants and the enhancement of facilities and entertainment packages at 27 restaurants, including 22 restaurants completed under the "repositioning" program described below.

      The Company previously announced that it planned to repurchase shares of the Company's common stock at an aggregate purchase price of up to $30 million. As of December 30, 1994, the Company had repurchased shares of its common stock in the open market for an aggregate purchase price of approximately $24.9 million. The Company has purchased treasury shares up to the limit permitted under its revolving loan agreement and intends to use its future cash flow for the enhancement of existing facility and entertainment packages and new store development. The ability of the Company to satisfy its capital expenditure and debt service requirements depends on the availability of sufficient funds for such purpose. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its revolving loan agreement or from refinancing.

      In 1994, the Company's revolving loan agreement was amended to provide a credit facility of up to $30.8 million due on January 31, 1996. Beginning July 1, 1995, available borrowings under the credit line reduce each month to $18.3 million by January 1, 1996. Available borrowings are reduced by outstanding letters of credit which totaled $1.5 million at December 30, 1994. The Company is required to comply with certain financial ratio tests during the term of the revolving loan agreement. The Company is currently considering refinancing alternatives and believes it will complete such refinancing prior to the maturity of its current credit facility. If the Company is unable to complete such refinancing, it would impair the Company's ability to fully execute its capital expenditure enhancement plans.

      The Company believes that the success of its facility and enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company has completed
22 restaurants under this program in 1994. Although the Company has had limited time to evaluate the results of these 22 repositioned restaurants, average sales of these restaurants for the periods following their repositioning have increased over 12% compared to the same periods of the previous year. Sales in these restaurants during the three months immediately prior to their repositioning averaged 6% less than the sales during the comparable three month periods of the prior year resulting in an improvement in sales trends of approximately 18%. Based on the early sales results of these repositioned restaurants, the Company currently intends to reposition approximately
140 additional Chuck E. Cheese's restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of most recent remodel and the existing assets of the restaurant. The
Company plans to open two to three new Chuck E. Cheese's restaurants in 1995. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

      The Company is implementing several strategies designed to strengthen the sales vitality of its existing restaurant base in what management believes is a competitive market. The Company appointed a new advertising agency during the fourth quarter of 1993; the Company has accelerated its commitment of capital to existing stores; and the Company is limiting its 1995 new restaurant development to ensure that the sales vitality of the Company's existing restaurant base and new restaurant growth are both given appropriate priority. The Company believes that certain operating costs will increase as a result of implementing these strategies designed to strengthen existing restaurant sales. If the declines in comparable store sales of the Company's Chuck E. Cheese's restaurants experienced in 1994 and 1993 continue to be experienced over a longer term, an adverse impact on the Company's operating margins and results of operations could continue.

      The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations.

      The Company believes it will realize substantial benefit from utilization of approximately $74 million in net operating loss carryforwards to reduce federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2002. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. At December 30, 1994, the deferred tax asset was reduced approximately $1.1 million due to an allowance for the estimated expiration of tax credit carryforwards in 1997. If the Company's results of operations continue to decline or fail to timely achieve levels necessary to utilize the net operating loss carryforwards, the investment tax credit and job credit carryforwards and net operating loss carryforwards could expire prior to utilization, resulting in a charge against income.

Item 8.  Financial Statements and Supplementary Data






                              SHOWBIZ PIZZA TIME, INC.
                   YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                                 AND JANUARY 1, 1993

                                         CONTENTS






                                                                       Page
                                                                      ------
Independent auditors' report. . . . . . . . . . . . . . . . . . . .     18
Consolidated financial statements:
    Consolidated balance sheets . . . . . . . . . . . . . . . . . .     19
    Consolidated statements of earnings . . . . . . . . . . . . . .     20
    Consolidated statements of shareholders' equity . . . . . . . .     21
    Consolidated statements of cash flows . . . . . . . . . . . . .     22
    Notes to consolidated financial statements. . . . . . . . . . .     23

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years (52 or 53 weeks) in the period ended December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1994.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1995

                             SHOWBIZ  PIZZA  TIME,  INC.
                            CONSOLIDATED  BALANCE  SHEETS
                       DECEMBER 30, 1994 AND DECEMBER 31, 1993
                          (Thousands, except share data)
                                      ASSETS


                                              December 30,      December 31,
                                                  1994               1993
                                              ------------       -----------
Current assets:
Cash and cash equivalents . . . . . . .       $   2,381           $   4,511
Accounts receivable, including receivables
  from related parties of $416 and $309,
  respectively . . . . . . . . . . . .            3,361               3,694
Current portion of notes receivable, including
  receivables from related parties of $300
  and $368, respectively  . . . . . . . . .         529                 521
Inventories . . . . . . . . . . . . . . . .       3,107               2,909
Prepaid expenses. . . . . . . . . . . . . .       2,900               2,771
 Current portion of deferred tax asset. . .       3,583               6,013
                                               ---------           ---------
  Total current assets. . . . . . . . . .         15,861              20,419
                                               ---------           ---------
Investments in related parties. . . . . .            699                 237
                                               ---------           ---------
Property and equipment. . . . . . . . . . .      130,190             133,007
                                               ---------           ---------
Deferred tax asset. . . . . . . . . . . . .       29,414              29,479
                                               ---------           ---------
Other assets:
Notes receivable, less current portion,
 including receivables from related
 parties of $1,708 a and $1,676,
 respectively . . . . . . . . . . . . . . . .      6,705               2,886
Deferred charges, less amortization . . . . .      2,083               4,357
Other . . . . . . . . . . . . . . . . . . . .      3,356               3,264
                                               ---------            --------
                                                  12,144              10,507
                                               ---------            --------
                                              $  188,308          $  193,649
                                               =========           =========

                         LIABILITIES  AND  SHAREHOLDERS'  EQUITY


 Current liabilities:
 Current portion of long-term debt . . . .   $   10,060           $       51
 Accounts payable and accrued liabilities        26,545               24,762
                                              ---------            ---------
 Total current liabilities. . . . . . . .        36,605               24,813
                                              ---------            ---------
Long-term debt, less current portion. . . .      19,947               26,846
                                              ---------            ---------
Deferred credits. . . . . . . . . . . . . .       3,025                2,424
                                              ---------            ---------
Other liabilities . . . . . . . . . . . . .       1,314                1,120
                                              ---------            ---------
Commitments and contingencies

Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . .        1,902                1,799
                                              ---------             ---------
Shareholders' equity:
Common stock, $.10 par value; authorized
 30,000,000 shares; 14,337,235 and
 14,282,520 shares issued, respectively  . .      1,434                1,428
Capital in excess of par value. . . . . . .     156,532              157,226
Retaining earnings  . . . . . . . . . . . .       5,012                4,677
Deferred compensation . . . . . . . . . . .      (7,200)              (9,934)
Less treasury shares of 2,072,784 and
 1,045,984, respectively, at cost . . . . .     (30,263)             (16,750)
                                              ---------            ---------
                                                125,515              136,647
                                              ---------            ---------
                                             $  188,308           $  193,649
                                              =========            =========
                       See notes to consolidated financial statements.

                                  SHOWBIZ PIZZA TIME, INC.
                            CONSOLIDATED STATEMENTS OF EARNINGS
                               YEARS ENDED DECEMBER 30, 1994,
                           DECEMBER 31, 1993 AND JANUARY 1, 1993
                            (Thousands, except per share data)

                                         1994           1993          1992
                                      ----------      --------     --------
Food and beverage revenues . . . . . .  $189,257      $197,090       $183,798
Games and merchandise revenues . . . .    74,331        70,242         64,033
Franchise fees and royalties . . . . .     4,078         4,321          4,863
Joint venture income . . . . . . . . .       161           345            430
                                         -------      --------       --------
                                         267,827       271,998        253,124
                                        --------      --------       --------
Costs and expenses:
 Cost of sales . . . . . . . . . . .     137,729       137,343        125,279
 Selling, general and administrative
  expenses, including related party
  expenses of $125 in each year . . . .   47,263        42,129         39,733
 Depreciation and amortization . . . .    26,032        23,058         19,249
 (Gain) loss on property transactions.    (2,597)          675            654
 Other operating expenses. . . . . . .    55,114        50,095         41,771
                                        --------      --------       --------
                                         263,541       253,300        226,686
                                        --------      --------       --------
Operating income . . . . . . . . . . .     4,286        18,698         26,438
                                        --------      --------       --------

Other income (expenses):
Interest income, including related party
 income of $209, $177, and $219,
 respectively. . . . . . . . . . .          688            346            320
Interest expense, including related
 party expense of $99 and $376,
 in 1993 and 1992, respectively. . .     (1,861)          (797)        (1,508)
                                       --------       --------       --------
                                         (1,173)          (451)        (1,188)
                                       --------       --------       --------
Income before income taxes . . . . . .    3,113         18,247         25,250

Income taxes:
  Current expense. . . . . . . . . . .      869          1,751          1,161
  Deferred expense . . . . . . . . . .    1,568          4,605          8,586
                                       --------       --------       --------
                                          2,437          6,356          9,747
                                       --------       --------       --------
Net income . . . . . . . . . . . . .   $    676       $ 11,891       $ 15,503
                                       ========       ========       ========

Earnings per common and common
 equivalent share:
 Primary:
  Net income . . . . . . . . . . . .  $    .03        $    .86       $   1.11
                                      ========        ========       ========
  Weighted average shares outstanding.  12,127          13,455         13,662
                                      ========        ========       ========

 Fully diluted:
  Net income . . . . . . . . . . . .  $    .03        $    .86       $   1.11
                                      ========       =========       ========
  Weighted average shares outstanding.  12,127        13,464          13,713
                                      ========      =========       ========

                    See notes to consolidated financial statements.

                                   SHOWBIZ PIZZA TIME, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 30, 1994,
                            DECEMBER 31, 1993 AND JANUARY 1, 1993
                              (Thousands, except per share data)

       Common                                                  Treasury
        Stock          Capital in    Retained     Deferred       Stock
-----------------      Excess of     Earnings     Compen-     ---------------
 Shares   Par Value    Par Value     (Deficit)    sation       Shares   Cost
--------  ---------    -----------    ---------   ------------ ------   ------
Balances, Dec. 27, 1991. . .
    12,538  $ 1,254     $136,358       $(22,034)                 28      $ (78)
 Net income . . . . . . . .
                                         15,503
 Redeemable preferred stock accretion ..   (103)
 Redeemable preferred stock
   dividends, $4.80 per share. . . . .     (238)
 Stock options exercised. . . . . . .
      353        35        1,324
 Warrants exercised . . . . . . . . . .
       74         8          124
 Stock grant plan . . . . . . . . . . . . .
        2                  1,040                    $  (999)
 Tax benefit from exercise of stock
   options and stock grants . . . . . . . .
                           4,436

Treasury stock acquired. . . . . . . . . . .                    184     (4,733)
 Amortization of deferred compensation . . .            333
 Stock split costs. . . . . . . . . . . . . .
                            (17)
 Cancellation of fractional shares. . . . . .
     (2)                    (46)
-------     ------    ---------        -------       -------   ------   -------
Balances, Jan. 1, 1993 . . . . . . . . . . . .
12,965      1,297       143,219        (6,872)         (666)    212     (4,811)

 Net income . . . . . . . . . . . . .  11,891
 Redeemable preferred stock
   accretion. . . . . . . . . . . . .    (104)
 Redeemable preferred stock
   dividends, $4.80 per share . . . .    (238)
 Stock options exercised. . . . . . .
    48         5            573
 Warrants exercised . . . . . . . . .
   855        85          1,435
 Stock grant plan . . . . . . . . . .
   414        41         12,000                      (12,000)
 Tax expense from exercise of stock
   options and stock grants . . . . . .
                            (37)
 Treasury stock acquired. . . . . . . .                          834   (11,939)
 Amortization of deferred compensation.                2,732
 Stock issued under 401(k) plan  . . .
     1                       36
-----     ------      ---------       -------       ---------  ------  --------
Balances, Dec. 31, 1993. . . . . . . .
14,283    1,428         157,226        4,677          (9,934)   1,046  (16,750)

 Net income . . . . . . . . . . . . . .  676
 Redeemable preferred stock accretion . (103)
 Redeemable preferred stock
   dividends, $4.80 per share. . . . .  (238)
 Stock options exercised. . . . . . . .
    54        6            234
 Tax expense from exercise of stock options
   and stock grants . . .  (928)
 Treasury stock acquired. . . . . . . . .                       1,027  (13,513)
 Amortization of deferred
   compensation . . . . . . . . . . . . .              2,734
-------  --------      --------    ---------        --------  --------  --------
Balances, Dec. 30, 1994. . . . . . . . . .
14,337  $ 1,434       $156,532      $ 5,012         $ (7,200)   2,073  (30,263)
======= =======       ========      =======         ========    ====== =========

                          See notes to consolidated financial statements.

                           SHOWBIZ PIZZA TIME, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 30, 1994,

                    DECEMBER 31, 1993 AND JANUARY 1, 1993

                               (Thousands)

                                           1994         1993           1992
                                           --------   ---------     ---------
<S
Operating activities:
 Net income . . . . . . . .              $   676        $11,891       $15,503
 Adjustments to reconcile net income to
   cash provided by operations:
 Depreciation and amortization . . .      26,032         23,058        19,249
 Deferred income taxes. . . . . . .        1,568          4,605         8,586
 (Gain) loss on property transactions.    (2,597)           675           654
 Compensation expense under
  stock grant plan. . . . . . . . .        2,734          2,756           418
 Other . . . . . . . . . . . . . . .         619            399           756
 Net change in receivables,
  inventories, prepaids, payables
  and accrued liabilities . . . . .        1,787          1,521          (920)
                                        --------        -------       -------
      Cash provided by operations. . .    30,819         44,905        44,246
                                         -------        -------       -------
Investing activities:
 Purchases of property and equipment. .  (29,421)       (44,600)      (33,903)
 Proceeds from disposition of
  property and equipment. . . . . . .      6,725            250
 Payments received on notes receivable. .  2,992            978         1,041
 Additions to notes receivable. . . . .   (2,169)          (724)         (928)
 Change in deferred charges,
  investments and other assets. . . . .     (703)        (1,813)       (2,082)
                                         -------        -------       -------
 Cash used in investing activities. .    (22,576)       (45,909)      (35,872)
                                         -------        -------       -------

Financing activities:
 Proceeds from line of credit. . . . . .   8,535         24,050        16,650
 Payments on line of credit . . . . . . . (5,235)       (10,550)       (8,650)
 Reduction of debt and capital lease
  obligations, including payments to
  related parties of $1,658 and $6,447
  in 1993 and 1992, respectively. . . . .    (47)        (1,692)      (12,231)
 Redeemable preferred stock dividends. . .  (238)          (238)         (238)
 Acquisition of treasury stock. . . . .  (13,513)       (11,939)       (4,733)
 Exercise of stock options and warrants,
  including exercise by a related party
   of $1,488 and $130 in 1993 and 1992,
   respectively . . . . . . . . . . . .      240          2,098         1,491
 Other. . . . . . . . . . . . . . . . .     (115)           324            80
                                         -------        -------       -------
 Cash used in financing activities       (10,373)         2,053        (7,631)
                                         -------        -------       -------

Increase in cash and cash equivalents. .  (2,130)         1,049           743
Cash and cash equivalents,
 beginning of year . . . . . . . . . .     4,511          3,462         2,719
                                         -------        -------       -------
Cash and cash equivalents, end of year .$  2,381      $   4,511      $  3,462
                                         =======        =======       =======



                        See notes to consolidated financial statements.

                                    SHOWBIZ PIZZA TIME, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 YEARS ENDED DECEMBER 30, 1994,
                             DECEMBER 31, 1993 AND JANUARY 1, 1993


1.  Summary  of  significant  accounting  policies:


    Operations:

          ShowBiz Pizza Time, Inc. (the "Company") operates and franchises family restaurant entertainment centers as Chuck E. Cheese's restaurants, and through BHC Acquisition Corporation ("BAC"), its wholly owned subsidiary, also operated Monterey's Tex-Mex Cafe restaurants. The Monterey's Tex-Mex Cafe restaurants were sold effective May 5, 1994.

    Fiscal year:

          The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1994, 1993 and 1992 are for the fiscal years ended December 30, 1994, December 31, 1993 and January 1, 1993, respectively. Fiscal year 1992 was 53 weeks in length, while 1994 and 1993 were each 52 weeks in length.

    Basis of consolidation:

          The consolidated financial statements include the accounts of the Company and BAC. All significant intercompany accounts and transactions have been eliminated.

    Cash and cash equivalents:

          Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with remaining maturities of less than three months from the date of purchase by the Company.

    Inventories:

          Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first-out basis.

    Property and equipment, depreciation and amortization:

          Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method.

    Deferred charges and related amortization:

          Loan costs are deferred and amortized over the term of the respective agreements. Franchise rights are amortized over the remaining life of the franchise agreements. In the fourth quarter of 1994, the Company revised its estimate of the future benefit for preopening expenses. As a result, the Company expensed all unamortized preopening expenses of approximately $900,000. The Company will now expense all preopening expenses as incurred. Previously, preopening expenses were amortized over a two year period. Other deferred charges are amortized over various periods of up to five years. All amortization is provided by the straight-line method.

    Franchise fees and royalties:

          The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

                                   SHOWBIZ PIZZA TIME, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                YEARS ENDED DECEMBER 30, 1994,
                            DECEMBER 31, 1993 AND JANUARY 1, 1993

2.  Significant transactions:

          Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company. Due to the Company's substantial equity interest, the acquiring company is a related party subsequent to the transaction. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.2 million in 1994. Operating income was $6.0 million in 1994. Operating income includes a gain of $5.5 million from the sale.

          The Company provided for a loss of approximately $2.3 million in 1994 as a result of the Company's decision to close one Chuck
    E. Cheese's restaurant and the impairment in fair value of the fixed assets of ten Chuck E. Cheese's restaurants. The impairment in fair value of the ten restaurants is due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms.


3. Accounts receivable:

                                            1994                     1993
                                           ------                   ------
                                                    (thousands)
  Trade. . . . . . . . . . . . . . . . .   $  382                  $   309
  Other. . . . . . . . . . . . . . . . .    3,454                    3,651
                                          -------                  -------
                                            3,836                    3,960
  Less allowance for doubtful collection .   (475)                    (266)
                                          -------                  -------
                                          $ 3,361                  $ 3,694
                                          =======                  =======

4.  Notes receivable:

          The Company's notes receivable at December 30, 1994 and December 31, 1993 arose principally as a result of the sale of restaurants, advances to franchisees, joint ventures and managed properties and lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 19). The notes have various terms, but most are payable in monthly installments of principal and interest through 2000, with interest rates ranging from 8.5% to 13.5%. Substantially all notes are collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $139,000 at December 30, 1994. There was no allowance at December 31, 1993.


5.  Property  and  equipment:

                                     Estimated
                                       Lives            1994          1993
                                   -----------       ---------      ---------
                                    (in years)            (thousands)

 Land and improvements. . . . . .    0  -  10       $   4,650      $   5,538
 Leasehold improvements . . . . .    4  -  15         107,928        109,445
 Buildings and improvements . . . .  4  -  25           8,789          9,061
 Furniture, fixtures and equipment.  2  -  10          87,756         80,562
 Property leased under capital
   leases (Note 8). . . . . . . . .  10 -  15           1,328          1,486
                                                     ---------      ---------
                                                      210,451        206,092
 Less accumulated depreciation and
   amortization. . . . . . . . . .                    (81,805)       (77,142)
                                                    ---------     ----------
                                                      128,646        128,950
 Construction in progress . . . . . .                   1,544          4,057
                                                    ---------      ---------
                                                    $ 130,190      $ 133,007
                                                    =========      =========


                                 SHOWBIZ PIZZA TIME, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              YEARS ENDED DECEMBER 30, 1994,
                          DECEMBER 31, 1993 AND JANUARY 1, 1993



6.  Deferred charges:

                                                       1994          1993
                                                      --------      --------
                                                            (thousands)

  Franchise rights . . . . . . . . . . . .            $ 5,000       $ 5,000
  Loan costs . . . . . . . . . . . . . . .                434           370
  Preopening expenses (Note 1) . . . . . .                            4,088
  Consulting contracts . . . . . . . . . .                              643
  Other. . . . . . . . . . . . . . . . . .                557           563
                                                     --------      --------
                                                        5,991        10,664
  Less accumulated amortization. . . . . . .           (3,908)       (6,307)
                                                     --------       -------
                                                      $ 2,083       $ 4,357
                                                     ========      ========


7.  Accounts  payable  and  accrued  liabilities:

                                                       1994         1993
                                                    --------      --------
                                                         (thousands)

  Accounts payable. . . . . . . . . . . . .         $ 10,819      $ 10,683
  Salaries and wages. . . . . . . . . . . .            3,990         3,367
  Insurance . . . . . . . . . . . . . . . .            7,670         6,291
  Taxes, other than income . . . . . . . . .           2,528         2,941
  Other. . . . . . . . . . . . . . . . . . .           1,538         1,480
                                                    --------      --------
                                                    $ 26,545      $ 24,762
                                                    ========      ========


8.  Leases:

          The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of seven to 30 years with various renewal options.


       Following is a summary of property leased under capital leases:

                                                      1994          1993
                                                    -------       -------
                                                         (thousands)
  Buildings and improvements. . . . . . . . . . .   $ 1,328       $ 1,486
  Less accumulated depreciation . . . . . . . . .      (771)         (735)
                                                   --------      --------
                                                    $   557       $   751
                                                   ========      ========


                                SHOWBIZ PIZZA TIME, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              YEARS ENDED DECEMBER 30, 1994,
                           DECEMBER 31, 1993 AND JANUARY 1, 1993



8.  Leases (continued):

          Scheduled annual maturities of the obligations for capital and operating leases as of December 30, 1994, are:


    Years                                           Capital      Operating
  ---------                                        ----------    ---------
                                                       (thousands)
    1995 . . . . . .                                 $   275      $ 26,157
    1996 . . . . . .                                     292        25,194
    1997 . . . . . .                                     292        22,869
    1998 . . . . . .                                     256        19,701
    1999 . . . . . .                                     184        17,467
    2000-2009 (aggregate payments) . . .  . . .        1,238        53,259
                                                     -------      --------
    Minimum future lease payments. . . . . . . .       2,537      $164,647
                                                                  ========

    Less amounts representing interest . . . . .      (1,330)
                                                    --------
    Present value of future minimum lease payments .   1,207
    Less current portion . . . . . . . . . . . . .      (60)
                                                   --------
                                                    $ 1,147
                                                    ========

          Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.


          The Company's rent expense is comprised of the following:

                                          1994           1993          1992
                                         ------         ------        ------
                                                     (thousands)
   Minimum . . . . . . . . . . . . . .  $28,003        $25,305       $20,485
   Contingent. . . . . . . . . . . . .      216            185           525
                                        -------        -------       -------
                                        $28,219        $25,490       $21,010
                                        =======        =======       =======

                              SHOWBIZ PIZZA TIME, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED DECEMBER 30, 1994
                        DECEMBER 31, 1993 AND JANUARY 1, 1993




9.  Long-term debt:

                                                  1994              1993
                                                ---------        ---------
                                                       (thousands)
  Revolving bank loan, due January 1996 . . .  $ 28,800         $ 25,500
  Obligations under capital leases (Note 8) .     1,207            1,397
                                               --------         --------
                                                 30,007           26,897
   Less current portion. . . . . . . . . . .    (10,060)             (51)
                                               --------         --------
                                                $19,947          $26,846
                                               ========         ========

          The Company's revolving loan agreement was amended to provide the Company with a credit line of up to $30.8 million due on January 31, 1996. Beginning July 1, 1995, available borrowings under the credit line reduce each month to $18.3 million by January 1, 1996. Available borrowings are further reduced by outstanding letters of credit which totaled $1.5 million at December 30, 1994. Interest is provided at a rate equal to prime, 8.5% at December 30, 1994, plus 1%, increasing to 2.75% by
    January 1996. A 1/5% annual commitment fee is payable on any unused credit line.

          Under the terms of the revolving loan agreement, the Company is prohibited from paying dividends on its common stock and must achieve certain profitability levels.

          The Company has a substantial portion of its assets pledged as collateral for the bank loan, including $7,234,000 in notes receivable and property and equipment with a net book value of $70,862,000.


10.  Commitments and contingencies:

          The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 30, 1994, such guarantees aggregated approximately $ 1,126,000.


11.  Litigation:

          The Company has been named a defendant in litigation brought by plaintiffs as individuals and as representatives of a purported class who are holders of securities issued by Integra - A Hotel and Restaurant Company ("Integra") which has sought protection from creditors under Chapter 11 of the Federal Bankruptcy Code.
    This suit has alleged that the Company, Integra and The Hallwood Group, Incorporated ("Hallwood") violated state securities laws, committed common law fraud and breached fiduciary duties to the plaintiffs in connection with the Integra securities acquired by the plaintiffs from 1986 through 1988 and that the 1988 Integra distribution of 90% of the common stock of the Company to holders of Integra common stock constituted a fraudulent transfer under Texas law. The plaintiffs have sought actual damages in an amount equal to the alleged loss of value of their Integra securities, recission of the Company's 1988 spin-off and punitive damages.

                              SHOWBIZ PIZZA TIME, INC.
                 NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED DECEMBER 30, 1994,
                       DECEMBER 31, 1993 AND JANUARY 1, 1993



11.  Litigation (continued):


          The Company has been named a defendant in litigation brought by the trustee of a municipal bond issuance made in 1980 upon which Integra executed a guaranty. The plaintiff in this suit has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is a legal successor to Integra. The plaintiff in this action seeks to recover judgement in the full amount of its claim against Integra.

          The Company is a nominal defendant in a shareholders' derivative action in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants breached fiduciary duties to shareholders and unjustly enriched themselves as a result of alleged violations of federal securities laws. The plaintiffs in this action have sought unspecified damages.

          The Company has been named a defendant in litigation brought by a partnership alleging that the Company tortiously interfered with a contract between the partnership and Integra and that the Company has successor liability on the contract. The plaintiff in this action has sought damages.

          The Company has also been named a defendant in a suit alleging that the Company breached a restaurant lease, which the Company contends it has rightfully terminated.

          The Company presently believes that the ultimate resolution of these lawsuits will not have a material adverse impact on the Company. Certain other suits are pending against the Company which involve claims for damages which are not material and which have arisen in the ordinary course of business.


12.  Redeemable preferred stock:

          As of December 30, 1994, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 30, 1994, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                           SHOWBIZ PIZZA TIME, INC.
               NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         YEARS ENDED DECEMBER 30, 1994,
                       DECEMBER 31, 1993 AND JANUARY 1, 1993

13.  Earnings per common share:

          Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

          Earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                 1994        1993       1992
                                               --------    --------    --------
 Net income . . . . . . . . . . . . . . .       $ 676    $ 11,891    $ 15,503
 Accretion of redeemable preferred stock.        (103)      (104)       (103)
 Redeemable preferred stock dividends . .        (238)      (238)       (238)
                                              -------   --------    --------
 Adjusted income applicable to common shares.   $ 335   $ 11,549    $ 15,162
                                              =======  =========   =========
 Primary:
  Weighted average common shares outstanding.  12,078     12,816      12,666
  Common stock equivalents:
   Stock purchase warrants. . . . . . . . . .                426         839
   Other. . . . . . . . . . . . . . . . . . .      49        213         157
                                             ---------   --------    --------
  Weighted average shares outstanding . . .    12,127     13,455      13,662
                                              =========   ========    ========
  Earnings per common and common
    equivalent share. . . . . . . . . . .    $    .03   $    .86    $   1.11
                                             ========   ========    ========
  Fully Diluted:
   Weighted average common
     shares outstanding . . . . . . . .        12,078     12,816     12,666
   Common stock equivalents:
    Stock purchase warrants . . . . . .                      426         852
    Other . . . . . . . . . . . . . . .          49          222         195
                                           --------     --------    --------
   Weighted average shares outstanding. .    12,127       13,464      13,713
                                           ========     ========     ========
   Earnings per common and common
     equivalent share . . . . . . . . . . $    .03      $    .86    $   1.11
                                          ========      ========    ========

14.  Franchise fees and royalties:

          At December 30, 1994, 106 Chuck E. Cheese's restaurants were operated by a total of 58 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company.

          Initial franchise fees included in revenues were $315,000, $82,500 and $197,000 in 1994, 1993 and 1992, respectively.

15.  Cost of sales:

                                             1994         1993         1992
                                            -------      -------      -------
                                                        (thousands)
 Food, beverage and related supplies. . . . $ 46,328     $ 48,435    $ 45,881
 Games and merchandise. . . . . . . . . . .   12,369       11,375      10,202
 Labor. . . . .  . . . . . . . . . . . . . .  79,032       77,533      69,196
                                             -------      -------     -------
                                            $137,729     $137,343    $125,279
                                             =======      =======     =======

                                 SHOWBIZ PIZZA TIME, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             YEARS ENDED DECEMBER 30, 1994,
                           DECEMBER 31, 1993 AND JANUARY 1, 1993


16.  Income taxes:
          The significant components of income tax expense are as follows:

                                              1994         1993         1992
                                             -------      -------      -------
                                                      (thousands)
  Current expense. . . . . . . . . . . .    $  869      $ 1,751       $ 1,161
  Deferred expense:
   Utilization of operating loss
     carryforwards . . . . . . . . . . .     2,204        6,078         4,441
   Tax (benefits) expense from exercise of
     stock options and stock grants . . . .   (928)         (37)        4,436
   Increase in valuation of deferred tax asset             (971)
   Allowance for tax credit carryforwards
     expiring in 1997. . . . . . . . . . .   1,104
   Tax credits. . . . . . . . . . . . . .    (237)        (465)         (291)
   Other. . . . . . . . . . . . . . . . .    (575)
                                         --------     --------      --------
                                          $ 2,437      $ 6,356       $ 9,747
                                         ========     ========      ========

          The Company's deferred tax asset of approximately $33.0 million at December 30, 1994 is primarly due to a $26.4 million tax effect of $74.0 million unused net operating loss carryforwards
    ("NOL's"), $7.1 million in tax credit carryforwards and tax effected net taxable deductions of $575,000. In 1994, the Company recorded a valuation allowance of $1.1 million for deferred tax credit carryforwards which are estimated to expire in 1997.

          In August 1993, new federal tax legislation was enacted that increased the Company's federal tax rate to 35% effective January 1, 1993. As a result, the Company's deferred tax asset and net income were increased by approximately $971,000 and deferred tax expense decreased in the same amount.

          As of December 30, 1994, the Company has NOL's of approximately $74.0 million for federal income tax purposes. While the Company believes that it is likely that it will realize these carryforwards, there can be no assurance that they will be available to such extent and be fully realized. In addition, as of December 30, 1994, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $495,000, respectively, and alternative minimum tax credits of $1,369,000.

          A schedule of expiring NOL's and tax credits by fiscal year are as follows:

                                                        Amount
                                               ---------------------------
      Years                                      NOL's     Tax Credits
    ----------                                 ----------   ------------
                                                     (thousands)
    1997 . . . . . . . . . . . . . . . . .                    $  1,104
    1998 . . . . . . . . . . . . . . . . .                       4,007
    1999 . . . . . . . . . . . . . . . . .    $39,000              395
    2000 . . . . . . . . . . . . . . . . .     20,000              149
    2001 . . . . . . . . . . . . . . . . .     14,000               19
    2002 - 2008. . . . . . . . . . . . . .      1,000               79
                                             --------         --------
                                              $74,000         $  5,753

          The Company's alternative minimum tax credits have no expiration date.

                             SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           YEARS ENDED DECEMBER 30, 1994,
                       DECEMBER 31, 1993 AND JANUARY 1, 1993

16.  Income taxes (continued):

        Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 30, 1994, no limitation of such carryforwards has occurred.

        A reconciliation of the statutory rate to taxes provided is as follows:

                                              1994         1993        1992
                                             -------      -------       ------
                                                       (thousands)
  Statutory rate . . . . . . . . . . . . .    34.0%        35.0%        34.0%
  State income taxes . . . . . . . . . . .    14.8%         5.1%         4.6%
  Increase in valuation of deferred tax asset              (5.3%)
  Allowance for tax credit carryforwards . .  35.5%
  Other. . . . . . . . . . . . . . . . . . .  (6.0%)
                                            -------      -------       --------

  Income taxes provided. . . . . . . . . . .  78.3%        34.8%        38.6%
                                            =======      =======      =======

17.  Fair value of financial instruments:

          The Company has certain financial instruments consisting primarily of cash, cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable, notes payable and redeemable preferred stock approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million. The carrying values of all other financial instruments approximate the fair values.


18.  Supplemental cash flow information:

                                               1994         1993          1992
                                             -------      -------       -------
                                                        (thousands)
Cash paid during the year for:
  Interest . . . . . . . . . . . . . .       $ 1,781      $  912       $1,416
  Income taxes . . . . . . . . . . . .         1,389       1,769          935

Supplemental schedule of noncash investing and
   financing activities:
 Other assets cancelled in connection
   with the acquisition of
   property and equipment . . . . . . . .                                  24
Liabilities assumed or incurred in
   connection with the acquisition
   of property and equipment. . . . . . .                                 674
Notes received in connection with the
   disposition of property and equipment . . 4,650
Investment received in connection with the
   disposition of property and equipment . .   438


                                     SHOWBIZ PIZZA TIME, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  YEARS ENDED DECEMBER 30, 1994,
                             DECEMBER 31, 1993 AND JANUARY 1, 1993


19.  Related party transactions:

          Hallwood is the beneficial owner of approximately 14.5% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company and Integra.

          In December 1993, the Company fully repaid approximately $1.7 million in a term loan payable to a third party assigned by Integra. In February 1992, the Company prepaid $1,583,000 in a term loan payable to Hallwood which had been assigned to them by Integra. In November 1992, the Company redeemed $4,768,300 in floating rate subordinated bonds held by Hallwood.

          The Company made annual payments to Hallwood of $125,000 for consulting services in 1994, 1993, and 1992. In addition, the Company made interest payments to Hallwood of $261,000 in 1992.
    In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building subleased to Integra with a fair value of approximately $120,000 per year.

          The Company paid $99,000 and $115,000 in interest to Integra for 1993 and 1992, respectively.

          In 1993 and 1992, Hallwood and its affiliate exercised warrants to purchase 835,873 and 73,263 shares of common stock, respectively. The exercise price of the warrants was $1.78 per share.

          During 1993 and 1992, the Company advanced $30,000 and $437,000, respectively, to joint ventures in which the Company has a 50% interest or less. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from the joint ventures of approximately $393,000 and $279,000 at December 30, 1994 and December 31, 1993, respectively.

          In September 1990, the Company entered into an agreement to grant the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association") a $2.0 million line of credit, at prime, which allowed the Association to accelerate the conversion of all robotic characters into Chuck E. Cheese's characters and to begin improvements to existing Chuck E. Cheese's characters. In December 1993, the Company granted the Association a $1.0 million line of credit, at prime, for advertising production. In November 1994, available borrowings under the lines of credit were reduced to a total of $2.4 million at an annual interest rate of prime plus 1/2%. The Association was established to develop and improve entertainment attractions and produce system wide advertising. Two officers of the Association are also officers of the Company. At December 30, 1994, $1,372,000 was outstanding under these lines of credit. The
    Company also had a miscellaneous account receivable from the Association of $22,000 and $30,000 at December 30, 1994 and December 31, 1993, respectively.


20.  Employee benefit plans:

          The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) a non-statutory stock option plan and c) a stock grant plan.

                              SHOWBIZ PIZZA TIME, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          YEARS ENDED DECMBBER 30, 1994,
                         DECEMBER 31, 1993 AND JANUARY 1, 1993


20.  Employee benefit plans (continued):

          The number of shares of the Company's common stock which may be issued under the stock option plan is 1,348,025 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be regranted under the plan.

                                  1994             1993               1992
                                ---------        ----------         ----------
  Options outstanding,
    beginning of year. . . .      372,662           276,297           445,388
      Granted . . . . . . . .     341,500           158,800           162,030
      Exercised . . . . . . .     (51,714)          (47,885)         (321,369)
      Terminated. . . . . . .    (155,813)          (14,550)           (9,752)
                                 ---------        ---------         ---------
  Options outstanding, end of year
    ($2.45-$33.50 per share) . .  506,635           372,662           276,297
                                =========         =========         =========

  Options:

    Exercisable. . . . . . . .   175,317           261,490            114,267
    Available for grant. . . .   171,871           357,558            251,808


          The options granted in 1994 are at exercise prices ranging from $8.13 to $13.75 per share. In January and March 1995, the Stock Option Committee of the Board of Directors granted 191,540 additional options at an exercise price of $8.50 per share, subject to the surrender of certain options granted in 1994.

          The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,145,758 shares. An aggregate of 414,508 shares were awarded pursuant to the plan in 1993. None were awarded in 1994 and 1992. Compensation expense recognized by the Company pursuant to this plan was $2,734,000, $2,756,000 and $418,000, in 1994,
    1993, and 1992, respectively. All shares are subject to forfeiture upon termination of the participant's employment by the Company over vesting periods ranging from 2 years to 6 years. The shares are nontransferable during the vesting periods.

          As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993. The deferred compensation is amortized over the compensated periods of service through 1997.

          In January 1992, the Board of Directors accelerated the vesting provisions of 350,955 shares of common stock granted in 1989 to the Company's Chairman of the Board and Chief Executive Officer. Concurrently, 112,053 shares were surrendered to the Company to satisfy federal income tax withholding obligations. Shares were held in an irrevocable trust to secure his continuing obligations to the Company under his employment and consulting agreements.

          The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings of up to the lesser of 50% of employee contributions or $750 per employee. Contributions by the Company may be made in the form of its common stock or in cash. In 1993, the Company made a contribution of approximately $36,000 in common stock for the 1992 plan year. No contributions were made for the 1993 plan year and it is anticipated that approximately $30,000 will be made for 1994.

                                SHOWBIZ PIZZA TIME, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              YEARS ENDED DECEMBER 30, 1994,
                          DECEMBER 31, 1993 AND JANUARY 1, 1993



21.  Quarterly results of operations (unaudited):


          The following summarizes the unaudited quarterly results of operations for the years ended December 30, 1994 and December 31, 1993 (thousands, except per share data).


                                Fiscal year ended December 30, 1994
                       -----------------------------------------------------
                              April 1        July 1      Sept. 30     Dec. 30
                             --------       --------     --------     --------
 Revenues . . . . . . .     $  76,370      $  64,019    $  68,285    $  59,153
 Gross operating profit . .    38,377         30,858       33,789       27,074
 Operating income (loss). .     5,744          2,529        1,982       (5,969)
 Net income (loss). . . . .     3,425          1,248        1,024       (5,021)
 Per Share:
  Primary and fully diluted:
   Net income (loss) . . .  $     .27      $     .10     $    .08    $    (.42)



                                    Fiscal year ended December 31, 1993
                           ---------------------------------------------------
                              April 2       July 2       Oct. 1       Dec. 31
                              -------      -------       -------      --------
 Revenues . . . . . . . . . $   73,381   $   64,669      $ 71,636     $ 62,312
 Gross operating profit . .     38,235       31,542        35,985       28,893
 Operating income (loss). .     10,854        2,962         5,366          (484)
 Net income (loss). . . . .      6,583        1,799         3,895          (386)

 Per Share:
   Primary and fully diluted:
    Net income (loss) . .   $     .48     $     .13      $    .28     $   (.04)



          In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of its Monterey's Tex-Mex Cafe restaurants. This was partially offset by a $2.0 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants.

          The fourth quarter of 1994 includes a $1.1 million increase in income tax expense due to a reduction in deferred tax credit carryforwards which are estimated to expire in 1997, a write-off of approximately $900,000 for preopening expenses due to a change in the estimated future benefit of such expenses and a reserve of approximately $400,000 for the impairment in fair value of certain Chuck E. Cheese's restaurants.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993, and for each of the three years (52 or 53 weeks) in the period ended December 30, 1994 and have issued our report thereon dated March 3, 1995; such report which discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 1995

                                                                 SCHEDULE   II

                    SHOWBIZ  PIZZA  TIME, INC. AND  SUBSIDIARY
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


------------------------------------------------------------------------------
Column A        Column B        Column C        Column D       Column E
------------------------------------------------------------------------------
                                Additions
                                 charged
                Balance at       to costs                      Balance at
                beginning of       and                           end of
Description      of period       expenses       Deductions        period
===============================================================================
                                     (Thousands)


Allowance for doubtful accounts:
Years ended:

Dec. 30, 1994 .    $    266     $   209                             $   475
                   ========     =======                             =======
Dec. 31, 1993 . .  $    150     $   116                             $   266
                   ========     =======                             =======
Jan. 1, 1993. . .  $    234                       $   84 (A)        $   150
                   ========                       ==========        =======


Accumulated amortization -- deferred charges:
  Years ended:

Dec. 30, 1994 . . $  6,307     $  2,854          $  5,252 (B)       $  3,909
                  ========     ========          ============       ========
Dec. 31, 1993 . . $  7,789     $  2,110          $  3,592 (B)       $  6,307
                  ========     ========          ============       ========
Jan. 1, 1993. . . $  6,424     $  1,784          $    419 (B)       $  7,789
                  ========     ========          ============       ========

Reserve for uncollectible notes receivable:
 Years ended:

Dec. 30, 1994 . .             $    139                              $   139
                               =======                              =======
Dec. 31, 1993 . .  $   320                       $    320(C)
                   =======                       ===========
Jan. 1, 1993  . .  $   320                                          $   320
                   =======                                          =======



________________

        (A)    Settlement of previously reserved accounts.
        (B)    Write-off of deferred charges.
        (C)    Adjustment to notes receivable reserve.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.



         None.




                               P A R T   I I I




Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 11.  Executive Compensation.

          The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

         The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 13.  Certain Relationships and Related Transactions.

         The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.

                                P A R T   I V



Item 14.   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.


    (a) The following documents are filed as a part of this report:

           (1)        Financial Statements and Supplementary Data:

                   Independent auditors' report.
                   ShowBiz Pizza Time, Inc. and Subsidiary consolidated financial statements:
                      Consolidated balance sheets as of December 30, 1994 and December 31, 1993.
                      Consolidated statements of earnings for the years ended December 30, 1994, December 31, 1993, and December 27, 1991.
                      Consolidated statements of shareholders' equity for the years ended December 30, 1994, December 31, 1993, and January 1, 1993.
                      Consolidated statements of cash flows for the years ended December 30, 1994, December 31, 1993, and January 1, 1993.
                      Notes to consolidated financial statements.

           (2)        Financial Statement Schedules:

                   ShowBiz Pizza Time, Inc. and Subsidiary


                   II     ---
                          Valuation and qualifying accounts and reserves.

           (3)        Exhibits:

Number                               Description
-------                              ------------
3(a)---           Restated Articles of Incorporation of
                  the Company, as amended to date
                  (Filed as Exhibit 3(a) to the
                  Company's Annual Report on Form 10-K
                  for the year ended January 1, 1993 and
                  incorporated herein by reference).

3(b)---           Bylaws of the Company, as amended to
                  date (filed as Exhibit 3 to the
                  Company's Quarterly Report on Form 10-
                  Q for the quarter ended September 30,
                  1994 and incorporated herein by
                  reference).

4(a)---           Specimen form of certificate
                  representing $.10 par value Common
                  Stock (filed as Exhibit 4(a) to the
                  Company's Annual Report on Form 10-K
                  for the year ended December 28, 1990
                  and incorporated herein by reference).

4(b)---           Specimen form of certificate
                  representing $60 par value Class A
                  Preferred Stock (filed as Exhibit 4(b)
                  to the Company's Annual Report on Form
                  10-K for the year ended December 28,
                  1990 and incorporated herein by
                  reference).

4(c)---           Fourth Amended and Restated Revolving
                  Credit Note in the stated amount of
                  $50,000,000 dated December 15, 1993
                  from the Company to The First National
                  Bank of Boston  (filed as Exhibit
                  4(c) to the Company's Annual Report on
                  Form 10-K for the year ended December
                  31, 1993 and incorporated herein by
                  reference).
10(a)(1)---
                  Amended and Restated Employment
                  Agreement dated April 14, 1993 between
                  the Company and Richard M. Frank
                  (filed as Exhibit 10(a)(8) to the
                  Company's Quarterly Report on Form 10-
                  Q for the quarter ended April 2, 1993
                  and incorporated herein by reference).
10(a)(2)---
                  Consulting Agreement dated January 5,
                  1989 between the Company and Richard
                  M. Frank (filed as Exhibit 10(a)(5) to
                  the Company's Annual Report on Form
                  10-K for the year ended December 27,
                  1991 and incorporated herein by
                  reference).
10(a)(3)---
                  Amendment to Consulting Agreement
                  dated January 29, 1992, amending the
                  Consulting Agreement dated January 5,
                  1989 between the Company and Richard
                  M. Frank (filed as Exhibit 10(a)(6) to
                  the Company's Annual Report on Form
                  10-K for the year ended December 27,
                  1991 and incorporated herein by
                  reference).
10(a)(4)---
                  Stock Grant Trust Agreement dated
                  January 29, 1992 among the Company,
                  Richard M. Frank, Ronald F. Saupe and
                  Kevin J. Shepherd (filed as Exhibit
                  10(a)(7) to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 27, 1991 and incorporated
                  herein by reference).
10(b)---
                  Employment Agreement dated January 4,
                  1994 between the Company and Michael
                  H. Magusiak.  (filed as Exhibit 10(b)
                  to the Company's Annual Report on Form
                  10-K for the year ended December 31,
                  1993 and incorporated herein by
                  reference).

10(c)(1)---
                  Non-Statutory Stock Option Plan of the
                  Company, as amended to date  (filed
                  as Exhibit 10(a)(1) to Company's
                  Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1994 and
                  incorporated herein by reference).
10(c)(2)---
                  Specimen form of Contract under the
                  Non-Statutory Stock Option Plan of the
                  Company, as amended to date (filed as
                  Exhibit 10(a)(2) to the Company's
                  Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1994 and
                  incorporated herein by reference).
10(d)(1)---
                  Stock Grant Plan of the Company, as
                  amended to date (filed as Exhibit
                  10(d)(1) to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1993 and incorporated
                  herein by reference).
10(d)(2)---
                  Specimen form of Certificate of
                  Participation to certain participants
                  under the Stock Grant Plan of the
                  Company (filed as Exhibit 10(e)(3) to
                  Company's Annual Report on Form 10-K
                  for the year ended December 29, 1989
                  and incorporated herein by reference).
10(e)(1)---
                  Specimen current form of the Company's
                  Franchise Agreement (filed as Exhibit
                  10(d)(1) to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 27, 1991 and herein by
                  reference).
10(e)(2)---
                  Specimen current form of the Company's
                  Development Agreement (filed as
                  Exhibit 10(d)(2) to the Company's
                  Annual Report on Form 10-K for the
                  year ended December 27, 1991 and
                  herein by reference).
10(f)(1)---
                  Second Amended and Restated Revolving
                  Credit Agreement dated as of November
                  19, 1992 between The First National
                  Bank of Boston and the Company (filed
                  as Exhibit 10(e)(1) to the Company's
                  Annual Report on Form 10-K for the
                  year ended January 1, 1993 and
                  incorporated herein by reference).
10(f)(2)---
                  First Amendment to Second Amended and
                  Restated Revolving Credit Agreement
                  dated as of December 15, 1993 between
                  The First National Bank of Boston, the
                  Company and BHC Acquisition Corporation
                  ("BAC") (filed as Exhibit 10(f)(2) to
                  the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein for all purposes).
10(f)(3)---
                  Second Amendment to Second Amended and
                  Restated Revolving Credit Agreement
                  dated as of July 1, 1994 between the
                  Company, BAC and The First National Bank of Boston, (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994 and incorporated herein by reference).
10(f)(4)---
                  Third Amendment Agreement dated as of
                  December 29, 1994 between the Company,
                  BAC and The First National Bank of Boston.

10(f)(5)---
                  Letter agreement dated as of July 1,
                  1994 between the Company, BAC and the
                  First National Bank of Boston (filed as
                  Exhibit 10(b)(1) to the Company's
                  quarterly report on Form 10-Q and
                  incorporated herein by reference).

10(f)(6)---
                  Second Amended and Restated ShowBiz
                  Security Agreement dated as of
                  November 19, 1992 between the Company
                  and The First National Bank of Boston
                  (filed as Exhibit 10(e)(2) to the
                  Company's Annual Report on Form 10-K
                  for the year ended January 1, 1993 and
                  incorporated herein by reference).

10(f)(7)---
                  Second Amended and Restated Monterey
                  Security Agreement dated as of
                  November 19, 1992 between BAC and The
                  First National Bank of Boston (filed
                  as Exhibit 10(e)(3) to the Company's
                  Annual Report on Form 10-K for the
                  year ended January 1, 1993 and
                  incorporated herein by reference).

10(f)(8)---
                  Second Amended and Restated Guaranty
                  Agreement dated November 19, 1992
                  between BAC and The First National
                  Bank of Boston (filed as Exhibit
                  10(e)(4) to the Company's Annual
                  Report on Form 10-K for the year ended
                  January 1, 1993 and incorporated
                  herein by reference).

10(f)(9)---
                  Second Amended and Restated Stock
                  Pledge Agreement dated as of November
                  19, 1992 between the Company and The
                  First National Bank of Boston (filed
                  as Exhibit 10(e)(5) to the Company's
                  Annual Report on Form 10-K for the
                  year ended January 1, 1993 and
                  incorporated herein by reference).

10(g)---
                  Financial and Management Consulting
                  Services Agreement between the Company
                  and The Hallwood Group Incorporated
                  (filed as Exhibit 10(i) to the
                  Company's Annual Report on Form 10-K
                  for the year ended December 30, 1988
                  and incorporated herein by reference).

10(h)---
                  Stock Purchase and Registration
                  Agreement dated as of May 5, 1992
                  among the Company, The Hallwood Group
                  Incorporated and certain shareholders
                  of the Company (filed as Exhibit 28 to
                  the Company's Registration Statement
                  on Form S-3 (No. 33-48307) and
                  incorporated herein by reference).

10(i)(1)---
                  Entertainment Operating Fund Line of Credit dated as of November 17, 1994 between the Company and the International
                  Association of ShowBiz Pizza Time
                  Restaurants, Inc. (the "Association").

10(i)(2)---
                  Entertainment Operating Fund
                  Promissory Note dated as of November
                  17, 1994 in the original principal
                  amount of $750,000 executed by the
                  Association payable  to the order of
                  the Company.

10(i)(3)---
                  National Advertising Production Line
                  of Credit dated as of November 17,
                  1994 between the Company and the
                  Association.

10(i)(4)---
                  National Advertising Production
                  Promissory Note dated as of November
                  17, 1994 in the original principal
                  amount of $750,000 executed by the
                  Association payable to the order of
                  the Company.

10(i)(5)---
                  Concept Unification Fund Line of
                  Credit dated as of November 17, 1994
                  between the Company and the
                  Association.

10(i)(6)---
                  Concept Unification Fund Promissory
                  Note dated as of November 17, 1994 in
                  the original principal amount of
                  $500,000 executed by the Association
                  payable to the order of the Company.

10(i)(7)---
                  National Media Fund Line of Credit
                  as of November 17, 1994 between the
                  Company and the Association.

10(i)(8)---
                  National Media Fund Promissory Note
                  dated as of November 17, 1994 in the
                  original principal amount of $400,000
                  executed by the Association payable to
                  the order of the Company.

18---             Letter of Deloitte & Touche LLP.

21---             List of subsidiaries.

23---             Independent Auditors' Consent.

27---             Financial Data Schedule.

----------------



(b)        Reports on Form 8-K:
           No reports on Form 8-K were filed in the fourth quarter of 1994.


(c)        Exhibits pursuant to Item 601 of
           Regulation S-K:
           Pursuant to Item 601(b)(4) of Regulation
           S-K, there have been excluded from the
           exhibits filed pursuant to this report
           instruments defining the rights of
           holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.


(d)        Financial Statements excluded from the
           annual report to shareholders by Rule
           14a-3(b):
           No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a-3(b).

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:   March 29, 1995                   SHOWBIZ PIZZA TIME, INC.



       By: Richard M. Frank
           Chairman of the Board and
           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                    Title                        Date
        ----------                   ------                       -----

Richard M. Frank
                                   Chairman of the Board,     March 29, 1995
                                   Chief Executive Officer,
                                   and Director (Principal
                                   Executive Officer)

Michael H. Magusiak
                                   President and Director




Larry G. Page                                                  March 29, 1995
                                   Executive Vice President,
                                   Treasurer, (Principal Financial
                                   Officer and Principal Accounting
                                   Officer)


Charles A. Crocco, Jr.
                                   Director                     March 29, 1995


Anthony J. Gumbiner
                                   Director                     March 29, 1995


Robert L. Lynch
                                   Director                     March 29, 1995


J. Thomas Talbot
                                   Director                     March 29, 1995


Brian M. Troup
                                   Director                     March 29, 1995



Louis P. Neeb
                                   Director                     March 29, 1995


Cynthia I. Pharr
                                   Director                     March 29, 1995

                             EXHIBIT INDEX



Exhibit No.                                                      Description
------------                                                     -----------
                                                                 Page No.
                                                                 ------------


10(f)(4)---         Third Amendment Agreement between
                    the Company, BAC and The First
                    National Bank of Boston.                          45

10(i)(1)---         Entertainment Fund Line of Credit
                    dated November 17, 1994 between the
                    Company and the International
                    Association of ShowBiz Pizza Time
                    Restaurants, Inc. (the "Association").            54

10(i)(2)---         Entertainment Operating Fund Promissory
                    Note dated November 17, 1994 between
                    the Company and the Association.                  58

10(i)(3)---         National Advertising Production Line
                    of Credit dated November 17, 1994
                    between the Company and the Association.          63

10(i)(4)---         National Advertising Production Promissory
                    Note dated November 17, 1994 between the
                    Company the Association.                          67


10(i)(5)---         Concept Unification Fund Line of Credit
                    dated November 17, 1994 between the Company
                    and the Association.                              72


10(i)(6)---         Concept Unification Fund Promissory Note
                    dated November 17, 1994 between the Company
                    and the Association.                              76

10(i)(7)---         National Media Fund Line of Credit dated
                    November 17, 1994 between the Company and
                    the Association.                                  81

10(i)(8)---         National Media Fund Promissory Note dated
                    November 17, 1994 between the Company and
                    the Association.                                  85


18 ---              Letter of Deloitte & Touche LLP                   90

21 ---              List of Subsidiaries                              91

23---               Independent Auditor's Consent                     92