Form 10-K/A
period 1994-12-30
SHOWBIZ PIZZA TIME INC
filed 1995-04-25
CIK 813920

- ---The purpose of this amendment is to properly attach Exhibit 27 - Financial Data Schedule.


                                  FORM 10-K/A

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  -

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      At March 17, 1995, an aggregate of 12,275,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 17, 1995) held by non-affiliates of the registrant was $91,521,632.

                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement, filed pursuant to Section 14(a) of the Act in connection with the registrant's 1995 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1995                      SHOWBIZ PIZZA TIME, INC.



                                            /s/ RICHARD M. FRANK
                                            -------------------------

                                            By: Richard M. Frank
                                                 Chairman of the Board and
                                                 Chief Executive Officer