Form 10-Q
period 1995-03-31
SHOWBIZ PIZZA TIME INC
filed 1995-05-15
CIK 813920

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                     FORM 10-Q


(Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

             - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission File Number 0-15782


                            SHOWBIZ PIZZA TIME, INC.
          (Exact name of registrant as specified in its charter)


                    Kansas                          48-0905805

      (State or other jurisdiction of          (I.R. S. Employer)
      incorporation or organization)           Identification No.)


                                   P.O. Box 152077
                              4441 West Airport Freeway
                                  Irving, Texas  75015
                    (Address of principal executive offices,
                               including zip code)


                              (214) 258-8507
                         (Registrant's telephone number,
                            including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No -

             At March 31, 1995, an aggregate of 12,215,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


                           PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

                        INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

                        ShowBiz  Pizza  Time,  Inc.:










                                                             Page
                                                             ----


Consolidated balance sheets as of March 31, 1995 (unaudited)
   and December 30, 1994
                                                               2

Consolidated statements of earnings for the three months ended
   March 31, 1995 and April 1, 1994 (unaudited)
                                                               3

Consolidated statement of shareholders' equity for the three months ended March 31, 1995 (unaudited)
                                                               4

Consolidated statements of cash flows for the three months
  ended March 31, 1995 and April 1, 1994 (unaudited)
                                                               5

Notes to consolidated financial statements
                                                               6

                            SHOWBIZ  PIZZA  TIME,  INC.
                           CONSOLIDATED BALANCE  SHEETS
                      MARCH 31, 1995 AND DECEMBER 30, 1994
                          (Thousands, except share data)


                                      ASSETS
                                                 March 31,        December 30,
                                                 1995                1994
                                               ------------       --------------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents. . . . . . . . . . $   7,358          $   2,381
   Accounts receivable, including receivables
      from related parties of $421
      and $416, respectively. . . . . . . . . .     2,815              3,361
   Current portion of notes receivable,
          including receivables from related parties
          of $310 and $300, respectively. . . . .     580                529
   Inventories. . . . . . . . . . . . . . . . . .   3,347              3,107
   Prepaid expenses . . . . . . . . . . . . . . .   2,677              2,900
   Current portion of deferred tax asset. . . . .   2,666              3,583

                                                 ---------           --------
          Total current assets. . . . . . . . .    19,443             15,861
                                                 ---------           --------
Investments in related parties. . . . . . . . .       712                699
                                                 ---------           --------
Property and equipment  . . . . . . . . . . . .   129,863            130,190
                                                 ---------           --------
Deferred tax asset. . . . . . . . . . . . . . .    28,848             29,414
                                                 ---------           --------
Other assets:
   Notes receivable, less current portion,
      including receivables from
      related parties of $2,338
      and $1,708, respectively  . . . . . . . .     7,418              6,705
   Deferred charges, less amortization  . . . .     2,176              2,083
   Other. . . . . . . . . . . . . . . . . . . .     3,652              3,356
                                                  -------            -------
                                                   13,246             12,144
                                                  -------            -------
                                                $ 192,112          $ 188,308
                                                =========          =========

                     LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Current portion of long-term debt. . . . .   $  29,269          $  10,060
   Accounts payable and accrued liabilities . .    26,839             26,545
                                                 --------           --------
          Total current liabilities . . . . . .    56,108             36,605
                                                 --------           --------
Long-term debt, less current portion. . . . . .     1,125             19,947
                                                 --------           --------
Deferred credits. . . . . . . . . . . . . . . .     3,181              3,025
                                                 --------           --------
Other liabilities . . . . . . . . . . . . . . .     1,427              1,314
                                                 --------           --------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005 . . . . . . . .     1,927              1,902
                                                 --------           --------
Shareholders' equity:
   Common stock, $.10 par value; authorized
     30,000,000 shares; 14,287,961 and
     14,337,235 shares issued, respectively . .     1,429              1,434
   Capital in excess of par value . . . . . . .   154,694            156,532
   Retained earnings. . . . . . . . . . . . . .     7,492              5,012
   Deferred compensation. . . . . . . . . . . .    (5,008)            (7,200)
   Less treasury shares of 2,072,784 at
     both dates, at cost. . . . . . . . . . . .   (30,263)           (30,263)
                                                 --------           --------
                                                  128,344            125,515
                                                 --------          ---------
                                                $ 192,112          $ 188,308
                                                =========          =========

                      See notes to consolidated financial statements.

                                  SHOWBIZ  PIZZA  TIME,  INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)
                             (Thousands, except per share data)



                                                       Three Months Ended
                                            ----------------------------------
                                            March 31, 1995      April 1, 1994
                                            --------------      --------------
Food and beverage revenues. . . . . . . . .    $ 49,866            $  55,146
Games and merchandise revenues. . . . . . .      21,550               19,904
Franchise fees and royalties. . . . . . . .       1,046                1,233
Joint venture income. . . . . . . . . . . .          60                   87
                                               --------             --------
                                                 72,522               76,370
                                               --------             --------

Costs and expenses:
   Costs of sales . . . . . . . . . . . . .      37,401               37,993
   Selling, general and administrative
      expenses, including related party
      expenses of $31 in both periods . . .      11,297               12,090
   Depreciation and amortization. . . . . .       5,364                6,284
   (Gain) loss on property transactions . .         (71)                  10
   Other operating expenses . . . . . . . .      13,781               14,249
                                                -------              -------
                                                 67,772               70,626
                                                -------              -------
Operating income  . . . . . . . . . . . . .       4,750                5,744
                                                -------              -------

Other income (expenses):
   Interest income, including related
      party income of $49 and $47,
      respectively  . . . . . . . . . . . . .       229                   99
   Interest expense . . . . . . . . . . . . .      (713)                (362)
                                                -------              -------
                                                   (484)                (263)
                                                -------              -------
Income before income taxes  . . . . . . . . .     4,266                5,481
                                                -------              -------

Income taxes:
  Current expense . . . . . . . . . . . . . .       388                  498
  Deferred expense. . . . . . . . . . . . . .     1,313                1,558
                                                -------               ------
                                                  1,701                2,056
                                                -------              -------
Net income. . . . . . . . . . . . . . . . . .  $  2,565             $  3,425
                                               ========             ========

Earnings per common and common equivalent share:
 Primary:
   Net income . . . . . . . . . . . . . . . .  $    .21             $    .27
                                               ========             ========

   Weighted average shares outstanding. . . .    12,049               12,574
                                               ========             ========

 Fully diluted:
   Net income . . . . . . . . . . . . . . . .  $    .21             $    .27
                                               ========             ========

   Weighted average shares outstanding. . . .    12,050               12,578
                                               ========             ========

           See notes to consolidated financial statements.

                                SHOWBIZ PIZZA TIME, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      (Unaudited)
                           (Thousands, except per share data)



            Common                                               Treasury
            Stock         Capital in              Deferred        Stock
     -------------------  Excess of     Retained  Compen-   ------------------
    Shares    Par Value   Par Value     Earnings  sation      Shares     Cost
    ------    ---------   ---------    ---------  --------    ------    ------

Balances,
12/30/94 . . . . . . .
  14,337      $ 1,434     $156,532      $ 5,012    $ (7,200)   2,073   $(30,263)
  Net income . . . . .                    2,565
  Redeemable preferred
    stock accretion . .                     (25)
  Redeemable preferred
    stock dividends,
    $1.20 per share. . . .                  (60)
  Stock options exercised. .
      11            1           68
  Tax expense from the
    exercise of stock
    options and stock grants. (169)
  Stock grants forfeited .
     (60)          (6)      (1,737)                  1,737
  Amortization of deferred
    compensation . . . . . .                           455
 -------      -------      --------     -------    -------    ------   ------
Balances,
3/31/95 . . . . . . . . . .
 14,288      $ 1,429       $154,694    $  7,492   $ (5,008)    2,073  $(30,263)
=======      =======      =========      =======   ========    ======   =======

              See notes to consolidated financial statements.

                           SHOWBIZ  PIZZA  TIME,  INC
                    CONSOLIDATED STATEMENTS  OF  CASH  FLOWS
                                    (Unaudited)
                                    (Thousands)

                                                Three Months Ended
                                         -----------------------------------
                                        March 31, 1995         April 1, 1994
                                       ----------------       --------------
Operating activities:
 Net income . . . . . . . . . . . . .      $  2,565                $ 3,425
 Adjustments to reconcile net income
   to cash provided by operations:
  Depreciation and amortization . . . .       5,364                  6,284
  Deferred income tax expense . . . . .       1,313                  1,558
  (Gain) loss on property transactions. .       (71)                    10
  Compensation expense under
    stock grant plan . . . . . . . . . .        455                    683
  Other . . . . . . . . . . . . . . . . .       157                    184
  Net change in receivables, inventory,
    prepaids, payables and
    accrued liabilities . . . . . . . . .       825                  2,649
                                            -------                -------
       Cash provided by operations . . .     10,608                 14,793
                                            -------                -------

Investing activities:
  Purchases of property and equipment . . .  (4,932)                (6,760)
  Additions to notes receivable . . . . . .  (1,540)                  (515)
  Payments received on notes receivable . .     775                  1,007
  Change in investments, deferred
    charges and other assets. . . . . . . .    (426)                  (635)
                                            -------                -------
        Cash used in investing activities .  (6,123)                (6,903)
                                            -------                -------

Financing activities:
  Payments on line of credit. . . . . . . .                         (2,000)
  Proceeds on line of credit. . . . . . . .     400                  4,650
  Payments on capital lease obligations . .     (13)                   (10)
  Exercise of stock options . . . . . . . .      69                     82
  Treasury stock acquired . . . . . . . . .                        (11,485)
  Redeemable preferred stock dividends. . .     (60)                   (60)
  Other . . . . . . . . . . . . . . . . . .      96                      3
                                            -------                -------
      Cash used in financing activities. . .    492                 (8,820)
                                            -------                -------
Increase (decrease) in cash
   and cash equivalents . . . . . . . . . .   4,977                   (930)
Cash and cash equivalents,
   beginning of period. . . . . . . . . . .   2,381                  4,511
                                            -------                -------
Cash and cash equivalents,
   end of period. . . . . . . . . . . . .  $  7,358               $  3,581
                                            =======                =======


                     See notes to consolidated financial statements.

                                   SHOWBIZ  PIZZA  TIME,  INC.
                           NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS
                      THREE  MONTHS  ENDED  MARCH 31, 1995 AND APRIL 1, 1994
                                           (Unaudited)



1.    Interim financial statements:

       In the opinion of management, the accompanying financial statements for the three month periods ended March 31, 1995 and April 1, 1994 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

       Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1994. Results of operations for the periods ended March 31, 1995 and April 1, 1994 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

       Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                  Three Months Ended
                                          -----------------------------------
                                            March 31,              April 1,
                                              1995                   1994
                                           ----------            -------------
Net income. . . . . . . . . . . . . . . . . $   2,565              $   3,425
Accretion of redeemable preferred stock . .       (25)                   (25)
Redeemable preferred stock dividends. . . .       (60)                   (60)
                                              -------                -------
Adjusted income applicable to common and
  common equivalent shares. . . . . . . . . $   2,480              $   3,340
                                              =======                =======
Primary:
    Weighted average number of common
      shares outstanding. . . . . . . . . .    12,025                 12,455
    Common stock equivalents:
       Stock options. . . . . . . . . . . .        24                    119
                                             --------              ---------
    Weighted average number of
      shares outstanding. . . . . . . . . .    12,049                 12,574
                                             ========               ========
    Earnings per common and
      common equivalent share . . . . . . .  $    .21               $    .27
                                             ========               ========

Fully diluted:
    Weighted average number of common
      shares outstanding. . . . . . . . . .    12,025                 12,455
    Common stock equivalents:
       Stock options. . . . . . . . . . . .        25                    123
                                             --------               --------
    Weighted average number of
      shares outstanding. . . . . . . . . .    12,050                 12,578
                                             ========               ========
     Earnings per common and common
       equivalent share . . . . . . . . . .  $    .21               $    .27
                                             ========               ========


                      SHOWBIZ  PIZZA  TIME,  INC.
      NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS (Continued)
         THREE  MONTHS  ENDED  MARCH 31, 1995 AND APRIL 1, 1994
                               (Unaudited)



3.    Income taxes:

       Income taxes have been provided at the expected annual federal tax rate during the year (35% for 1995) plus an estimated provision for state income taxes and state franchise taxes.


4.    Supplemental cash flow information:


                                                     Three Months Ended
                                            -----------------------------------
                                          March 31, 1995         April 1, 1994
                                          --------------         -------------
                                                       (thousands)
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . .   $ 791                  $  325
    Income taxes . . . . . . . . . . . . .      41                     125




5.    Significant transactions:


       During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets as follows:

                                                    Previous        New
                                                    Lives         Lives
                                                   ---------      -------
  Land and improvements. . . . . . . . . . . . . .   0-10         0-20
  Leasehold improvements . . . . . . . . . . . . .   4-15         4-20
  Buildings and improvements . . . . . . . . . . .   4-25         4-25
  Furniture, fixtures and equipment. . . . . . . .   2-10         2-15
  Property based under capital leases. . . . . . .  10-15        10-15




       During the first quarter of 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 60,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan. As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately $1.7 million. Amortization of the remaining deferred compensation is provided by the straight-line method over the remaining term of the employment agreement.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

First Quarter 1995 Compared to First Quarter 1994
- --------------------------------------------------

       Revenues for the first quarter of 1995 decreased 5.0% to $72.5 million from $76.4 million in the first quarter of 1994. The decline in total revenues is attributable to the sale of the Company's Monterey's Tex-Mex Cafe restaurants in May 1994. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $4.7 million in the first quarter of 1994. Revenues generated by the Company's Chuck E. Cheese's restaurants increased to $72.5 million in the first quarter of 1995 from $71.7 million in 1994, due to the addition of one Company restaurant in the first quarter of 1995 and 12 Company restaurants in 1994. Comparable store sales from the Company's Chuck E. Cheese's restaurants for the quarter ended March 31, 1995 declined by 3.2% over the comparable period of the prior year.

       Operating income decreased to $4.8 million in the first quarter of 1995 from $5.7 million in the first quarter of 1994 primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

       A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                    Three Months Ended
                                            ------------------------------------
                                           March 31, 1995        April 1, 1994
                                            --------------        --------------
  Revenue. . . . . . . . . . . . . . . . .    100.0%                100.0%
                                              ------                ------
  Costs and  expenses:
    Costs of sales  . . . . . . . . . . . .    51.6                  49.8
    Selling, general and administrative . .    15.6                  15.8
    Depreciation and amortization . . . . .     7.4                   8.2
    Gain on property transactions . . . . .     (.1)
    Other operating expenses  . . . . . . .    19.0                  18.7
                                            -------               -------
                                               93.5                  92.5
                                            -------               -------
  Operating income . . . . . . . . . . . . .    6.5%                  7.5%
                                            =======               =======




       Revenues
       --------

       Revenues from the Company's Chuck E. Cheese's restaurants increased by 1.2% to $72.5 million in the first quarter of 1995 from $71.7 million in the first quarter of 1994 primarily due to new restaurant development which occurred throughout 1994 and the
first quarter of 1995.   Comparable store sales of such restaurants
which were open during all of the first quarters of both 1995 and 1994 declined by 3.2% between the two periods. Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened Company restaurants on comparable store sales of existing restaurants in certain markets. Menu prices were comparable between the two years.

       Costs and Expenses
       ------------------

       Costs and expenses as a percentage of revenues increased to 93.5% in the first quarter of 1995 from 92.5% in the first quarter of 1994.

       Cost of sales increased as a percentage of revenues to 51.6% in the first quarter of 1995 from 49.8% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.0% in the first quarter of 1995 from 18.1% in the first quarter of 1994 primarily due to a reduction in cheese costs. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.4% during the first quarter of 1995 from 28.1% in the first quarter of 1994 primarily due to the decline in the comparable store sales and increased labor costs.

       Selling, general and administrative expenses as a percentage of revenues declined to 15.6% in the first quarter of 1995 from 15.8% in the comparable period of 1994 primarily due to a decrease in advertising expense and corporate overhead costs.

       Depreciation and amortization expenses as a percentage of revenues decreased to 7.4% in the first quarter of 1995 from 8.2% in the first quarter of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $564,000 in the first quarter of 1995.

       Other operating expenses increased as a percentage of revenues to 19.0% in the first quarter of 1995 from 18.7% in the first quarter of 1994 primarily due to the decline in comparable store sales and the sale of Monterey's Tex-Mex Cafe restaurants that resulted in increased rent cost as a percentage of revenues. The increase in rent costs was partially offset by a reduction in insurance costs.

       The Company had a net gain on property transactions of $71,000 in the first quarter of 1995 compared with a loss of $10,000 in the first quarter of 1994. The Company recognized a gain of $100,000 in the first quarter of 1995 from the sale of certain assets which had been held for resale. The Company also had a loss on property transactions of $29,000 in the first quarter of 1995 compared to $10,000 in the first quarter of 1994 primarily due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.


       Operating Income
       ----------------

       As a result of the changes in revenues and expenses discussed above, operating income declined to $4.8 million in the first quarter of 1995 from $5.7 million in the first quarter of 1994.
Operating income for the first quarter of 1994 included $295,000 from the operations of Monterey's Tex-Mex Cafe restaurants.


       Net Income
       ----------

       Interest expense increased to $713,000 in the first quarter of 1995 from $362,000 in the first quarter of 1994 due primarily to an increase in interest rates since the first quarter of 1994. The Company's net income decreased to $2.6 million in the first quarter of 1995 from $3.4 million in the first quarter of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.21 per share in the first quarter of 1995 from $.27 per share in the first quarter of 1994.

Financial  Condition, Liquidity and Capital Resources
- -----------------------------------------------------

       Cash provided by operations decreased to $10.6 million in the first quarter of 1995 from $14.8 million in the comparable period of 1994. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The ability of the Company to satisfy its capital expenditure and debt service requirements depends on the availability of sufficient funds for such purpose. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its revolving loan agreement or from refinancing.

       In 1994, the Company's revolving loan agreement was amended to provide a credit facility of up to $30.8 million due on January 31, 1996. Beginning July 1, 1995, available borrowings under the credit line reduce each month to $18.3 million by January 1, 1996. Available borrowings are reduced by outstanding letters of credit which totaled $1.5 million at March 31, 1995. The Company is required to comply with certain financial ratio tests during the term of the revolving loan agreement. The Company is currently considering refinancing alternatives and believes it will complete such refinancing prior to the maturity of its current credit facility. If the Company is unable to complete such refinancing, it would impair the Company's ability to fully execute its capital expenditure enhancement plans.

       The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 22 restaurants under this program in 1994. The average sales growth in these restaurants during the periods following their repositioning compared to the same periods of the prior year has increased approximately 20% after giving effect to average sale trends experienced during the three month periods prior to their repositioning. The Company has currently completed 13 restaurants in the Baltimore and Washington, D.C. markets during 1995 and is underway to reposition an additional 13 restaurants in other markets. Based on the early sales results of these repositioned restaurants, the Company currently intends to reposition approximately 75% of the Company operated restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

       The Company is implementing several strategies designed to strengthen the sales vitality of its existing unit base in what management believes is a competitive market. The Company is refining its marketing plan; the Company has accelerated its commitment of capital to existing stores; and the Company is currently limiting its 1995 new restaurant development to ensure that the sales vitality of the Company's existing restaurant base is given immediate priority. The Company believes that certain operating costs could increase as a result of implementing its strategies designed to strengthen existing unit sales. If the declines in comparable store sales of the Company's Chuck E. Cheese's restaurants experienced since 1992 continue to be experienced over a longer term, an adverse impact on the Company's operating margins and results of operations could continue.

       The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations.

       The Company believes it will realize substantial benefit from utilization of approximately $72 million in net operating loss carryforwards to reduce federal income tax liability. The use of such carryforwards could be limited under certain circumstances, including substantial ownership changes in the Company's capital stock. The Company previously adopted an amendment to its Restated Articles of Incorporation which it intends to enforce on a prospective basis to prevent changes in ownership of its common stock that would cause such limitation. The Company also has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million, which are subject to similar limitations. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2002.
Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. At March 31, 1995, the Company has an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997. If the Company's results of operations continue to decline or fail to timely achieve levels necessary to utilize the net operating loss carryforwards, the investment tax credit and job credit carryforwards and net operating loss carryforwards could expire prior to utilization, resulting in a charge against income.



<PAGE 11>

                               PART II - OTHER INFORMATION
                               ---------------------------



Item 1.    Legal Proceedings.


       In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th
District Courts of Dallas County, Texas.  In April 1993, the
Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constitute certain holders of warrants, options and preferred stock of Integra who seek to serve as representatives of proposed classes of other holders of such securities. The plaintiffs allege that the Company has (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets, (ii) committed common law fraud, and
(iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit seeks recision of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. The Company believes that the claims made against it in this suit are without merit. The Company has entered into a settlement agreement in the lawsuit that is subject to court approval.

       In May 1994, Hermitage Hotel, Ltd., L. P., filed a lawsuit against the Company, Hallwood and certain directors of the Company in the 101st District Court of Dallas County, Texas. The lawsuit seeks recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent representation and breach of contract. The plaintiff is seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys' fees and court costs. The Company believes that the claims made against it in this suit are without merit. The Company has agreed in principle to the settlement of this lawsuit subject to final documentation.

       In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants (i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. The Company has agreed in principle to the settlement of this lawsuit subject to final documentation and court approval.



<PAGE 12>


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




Item 2.  Changes in Securities


       None to report during quarter for which this report is filed.



Item 3.  Defaults Upon Senior Securities.

       None to report during quarter for which this report is filed.



Item 4.  Submission of Matters to a Vote of Security Holders.

       None to report during quarter for which this report is filed.



Item 5.  Other Information.

       None to report during quarter for which this report is filed.




Item 6.  Exhibits and Reports on Form 8-K.

       a)  Exhibits

           27---   Financial Data Schedule.

       b)  Reports on Form 8-K

            None filed during quarter for which this report is filed.



<PAGE 13>




                                  SIGNATURES
                                  ----------



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SHOWBIZ PIZZA TIME, INC.


Dated: May 15, 1995                             By: /s/Larry G. Page
                                                ---------------------
                                                Larry G. Page
                                                Executive Vice President
                                                and Chief Financial Officer