Form 10-Q
period 1995-06-30
SHOWBIZ PIZZA TIME INC
filed 1995-08-14
CIK 813920

=================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-Q


  (Mark One)

           X         Quarterly report pursuant to Section 13 or 15(d) of the
           -         Securities Exchange Act of 1934 for the quarterly period
                     ended June 30, 1995.

           _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                          Commission File Number 0-15782

                            SHOWBIZ PIZZA TIME, INC.
          (Exact name of registrant as specified in its charter)


     Kansas                                          48-0905805
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes _    No _

     At June 30, 1995, an aggregate of 12,215,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.
=================================================================

                      PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

                     INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

                     ShowBiz  Pizza  Time,  Inc.:






                                                               Page
                                                               ----

Consolidated balance sheets as of June 30, 1995
   (unaudited) and December 30, 1994 ..................         2

Consolidated statements of earnings for the three
   months ended June 30, 1995
   and July 1, 1994 (unaudited)........................         3


Consolidated statements of earnings for the
   six months ended June 30, 1995
   and July 1, 1994 (unaudited)........................         4

Consolidated statement of shareholders' equity
   for the six months ended
   June 30, 1995 (unaudited)...........................         5

Consolidated statements of cash flows for the six
   months ended June 30, 1995
   and July 1, 1994 (unaudited)........................         6

Notes to consolidated financial statements.............         7

                       SHOWBIZ  PIZZA  TIME,  INC.
                      CONSOLIDATED BALANCE  SHEETS
                   JUNE 30, 1995 AND DECEMBER 30, 1994
                      (Thousands, except share data)


                              ASSETS


                                                 June 30,      December 30,
                                                  1995             1994
                                                 --------       -----------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $  4,733    $    2,381
  Accounts receivable, including receivables
     from related parties of $311 and $416,
     respectively . . . . . . . . . . . . . . . .     2,985         3,361
  Current portion of notes receivable,
     including receivables from
     related parties of $364 and
     $300, respectively . . . . . . . . . . . . .       792           529
  Inventories . . . . . . . . . . . . . . . . . .     3,274         3,107
  Prepaid expenses. . . . . . . . . . . . . . . .     3,029         2,900
  Current portion of
     deferred tax asset . . . . . . . . . . . . .     1,084         3,583
                                                    -------       -------
        Total current assets. . . . . . . . . . .    15,897        15,861
                                                    -------       -------
Investments in related parties. . . . . . . . . .       778           699
                                                    -------       -------
Property and equipment  . . . . . . . . . . . . .   131,408       130,190
                                                    -------       -------
Deferred tax asset. . . . . . . . . . . . . . . .    31,168        29,414
                                                    -------       -------
Other assets:
  Notes receivable, less current portion,
     including receivables from related
     parties of $2,358 and
     $1,708, respectively . . . . . . . . . . . .     7,272         6,705
   Deferred charges,
     less amortization  . . . . . . . . . . . . .     2,787         2,083
   Other. . . . . . . . . . . . . . . . . . . . .     3,406         3,356
                                                   --------      --------
                                                     13,465        12,144
                                                   --------      --------
                                                  $ 192,716     $ 188,308
                                                  =========     =========


                             LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Current portion of long-term debt. . . . . . .   $     77     $ 10,060
   Accounts payable and accrued liabilities . . .     29,538       26,545
                                                    --------     --------
         Total current liabilities. . . . . . . .     29,615       36,605
                                                     -------     --------

Long-term debt, less current
  portion . . . . . . . . . . . . . . . . . . . . .   29,102       19,947
                                                     -------      -------
Deferred credits. . . . . . . . . . . . . . . . . .    3,284        3,025
                                                     -------      -------
Other liabilities . . . . . . . . . . . . . . . . .    1,411        1,314
                                                     -------      -------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . . . . .   1,953        1,902
                                                      ------      -------
Shareholders' equity:
   Common stock, $.10 par value; authorized
     30,000,000 shares; 14,287,961 and
     14,337,235 shares issued,
     respectively . . . . . . . . . . . . . . . . .    1,429        1,434
   Capital in excess of par value . . . . . . . . .  154,512      156,532
   Retained earnings  . . . . . . . . . . . . . . .    6,226        5,012
   Deferred compensation. . . . . . . . . . . . . .   (4,553)      (7,200)
   Less treasury shares of 2,072,784
     at both dates, at cost . . . . . . . . . . . .  (30,263)     (30,263)
                                                     -------      -------
                                                     127,351      125,515
                                                     -------      -------
                                                   $ 192,716    $ 188,308
                                                     =======     ========

                        See notes to consolidated financial statements.

                                 SHOWBIZ  PIZZA  TIME,  INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                             (Thousands, except per share data)




                                               Three Months    Three Months
                                                   Ended          Ended
                                               June 30, 1995    July 1, 1994
                                               --------------  -------------

Food and beverage revenues. . . . . . . . . . .   $  42,862       $  45,421
Games and merchandise revenues. . . . . . . . .      18,773          17,487
Franchise fees and royalties. . . . . . . . . .         807           1,087
Joint venture income (loss) . . . . . . . . . .          (6)             24
                                                   --------         -------
                                                     62,436          64,019
                                                   --------         -------

Costs and expenses:
   Costs of sales . . . . . . . . . . . . . . .      33,553          33,161
   Selling, general and administrative
     expenses, including related party expenses
     of $32 in both periods . . . . . . . . . .      11,163          12,225
   Depreciation and amortization. . . . . . . .       5,487           6,148
   (Gain) loss on property
      transactions. . . . . . . . . . . . . . .         110          (3,504)
   Other operating expenses . . . . . . . . . .      13,553          13,460
                                                    -------         -------
                                                     63,866          61,490
                                                    -------         -------
Operating income (loss) . . . . . . . . . . . .      (1,430)          2,529
                                                    -------         -------

Other income (expenses):
   Interest income, including related
     party income of $48 and $52,
     respectively . . . . . . . . . . . . . . .         207            156
  Interest expense  . . . . . . . . . . . . . .        (740)          (430)
                                                    -------        -------
                                                       (533)          (274)
                                                    -------        -------
Income (loss) before income taxes . . . . . . . .    (1,963)         2,255
                                                     -------       -------

Income taxes:
  Current expense . . . . . . . . . . . . . . . .       137            198
  Deferred (benefit) expense. . . . . . . . . . .      (920)           809
                                                    -------        -------
                                                       (783)         1,007
                                                     -------       -------
Net income (loss) . . . . . . . . . . . . . . . .  $ (1,180)      $  1,248
                                                     =======       =======

Earnings per common and common equivalent share:
 Primary:
   Net income (loss). . . . . . . . . . . . . . .  $   (.10)      $    .10
                                                     =======       =======

   Weighted average shares outstanding. . . . . .    12,079         11,989
                                                     =======       =======

 Fully diluted:
   Net income (loss)  . . . . . . . . . . . . . .  $   (.10)      $    .10
                                                     =======       =======

   Weighted average shares outstanding. . . . . .    12,091         11,989
                                                    =======        =======

                See notes to consolidated financial statements.

                         SHOWBIZ  PIZZA  TIME,  INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                     (Thousands, except per share data)



                                                 Six Months       Six Months
                                                   Ended            Ended
                                               June 30, 1995     July 1, 1994
                                               --------------    ------------

Food and beverage revenues. . . . . . . . . . .   $  92,728        $ 100,567
Games and merchandise revenues                       40,323           37,391
Franchise fees and royalties. . . . . . . . . .       1,853            2,320
Joint venture income. . . . . . . . . . . . . .          54              111
                                                    -------          -------
                                                    134,958          140,389
                                                    -------          -------

Costs and expenses:
  Costs of sales. . . . . . . . . . . . . . . .      70,954           71,154
  Selling, general and administrative
    expenses, including related party expenses
    of $63 in both periods. . . . . . . . . . . .    22,460           24,315
  Depreciation and amortization . . . . . . . . .    10,851           12,432
  (Gain) loss on property
    transactions. . . . . . . . . . . . . . . . .        39           (3,494)
  Other operating expenses. . . . . . . . . . . .    27,334           27,709
                                                    -------          -------
                                                    131,638          132,116
                                                    -------          -------
Operating income  . . . . . . . . . . . . . . . .     3,320            8,273
                                                    -------          -------
Other income (expenses):
  Interest income, including related
    party income of $97 and $99,
    respectively  . . . . . . . . . . . . . . . .       436              255
  Interest expense  . . . . . . . . . . . . . . .    (1,453)            (792)
                                                    -------          -------
                                                     (1,017)            (537)
                                                    -------          -------
Income before income taxes  . . . . . . . . . . .     2,303            7,736
                                                    -------          -------
Income taxes:
  Current expense . . . . . . . . . . . . . . . .       525              696
  Deferred expense. . . . . . . . . . . . . . . .       393            2,367
                                                    -------          -------
                                                        918            3,063
                                                    -------          -------
Net income. . . . . . . . . . . . . . . . . . . .  $  1,385         $  4,673
                                                    =======          =======

Earnings per common and common equivalent share:
 Primary:
   Net income . . . . . . . . . . . . . . . . . .  $    .10         $    .37
                                                    =======          =======
   Weighted average shares
    outstanding . . . . . . . . . . . . . . . . .    12,094           12,280
                                                    =======         ========
 Fully diluted:
   Net income . . . . . . . . . . . . . . . . . .   $   .10         $    .37
                                                    =======         ========
   Weighted average shares
     outstanding. . . . . . . . . . . . . . . . .    12,112           12,280
                                                    =======          =======


                   See notes to consolidated financial statements.

                              SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (Unaudited)
                          (Thousands, except per share data)



              Common             Capital in           Deferred    Treasury
              Stock               Excess of   Retained  Compen-       Stock
              Shares   Par Value  Par Value    Earnings  sation   Shares   Cost
            --------  ----------  ----------  --------  -------  ------   -----

Balances,
December
30, 1994....14,337   $1,434   $156,532      $5,012   $(7,200)  2,073 $(30,263)
 Net income..                                1,385
 Redeemable preferred
   stock accretion.......                      (52)
 Redeemable preferred
   stock dividends,
   $2.40 per share.......                     (119)
 Stock options
  exercised....11        1          68
 Tax expense from the
   exercise of stock
   options and stock
   grants..............           (351)
 Stock grants
   forfeited..(60)      (6)     (1,737)              1,737
 Amortization of
  deferred                                             910
  compensation-----  ------    --------   -------  -------   ------   ------
Balances,
June 30,
1995.....  14,288    $1,429   $154,512    $6,226   $(4,553)   2,073  $(30,263)
           ======   ======    ========    ======    =======   =====   =======


                     See notes to consolidated financial statements.

                               SHOWBIZ PIZZA  TIME,  INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                     (Thousands)


                                           Six Months          Six Months
                                             Ended               Ended
                                          June 30, 1995        July 1, 1994
                                          -------------        ------------
Operating activities:
 Net income ................................    $ 1,385          $ 4,673
 Adjustments to reconcile net income to
    cash provided by operations:
  Depreciation and amortization.............     10,851           12,432
  Deferred tax expense......................        393            2,367
  (Gain) loss on property transactions......         39           (3,494)
  Compensation expense under
    stock grant plan........................        910            1,367
  Other.....................................        260              347
  Net change in receivables, inventory,
    prepaids, payables and
    accrued liabilities.....................      3,075              617
                                                 ------          -------
     Cash provided by operations...........      16,913           18,309
                                                 ------          -------

Investing activities:
  Purchases of property and equipment......     (11,866)         (15,365)
  Proceeds from disposition of
    property and equipment.................                        6,725
  Additions to notes receivable............      (2,046)          (1,109)
  Payments received on notes receivable....       1,215            1,476
  Change in investments, deferred
    charges and other assets...............      (1,064)          (1,097)
                                                -------          -------
     Cash used in investing activities.....     (13,761)          (9,370)
                                                -------          -------
Financing activities:
  Payments on line of credit...............     (29,200)          (4,360)
  Proceeds from debt and line of credit....      28,400            7,910
  Reduction of capital lease obligations ..         (28)             (21)
  Exercise of stock options................          69              238
  Treasury stock acquired..................                      (13,513)
  Redeemable preferred stock dividends.....        (119)            (119)
  Other....................................          78               13
                                                -------          -------
     Cash used in financing activities.....        (800)          (9,852)
                                                -------          -------

Increase (decrease) in cash
  and cash equivalents ....................       2,352             (913)
Cash and cash equivalents,
  beginning of period......................       2,381            4,511
                                                -------          -------
Cash and cash equivalents,
  end of period............................    $  4,733         $  3,598
                                               ========         ========



                 See notes to consolidated financial statements.

                        SHOWBIZ  PIZZA  TIME,  INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                     (Unaudited)


1.    Interim financial statements:

    In the opinion of management, the accompanying financial statements for the periods ended June 30, 1995 and July 1, 1994 reflect all adjustments (consisting only of normal recurring adjustments except as referred to in Note 5) necessary to present fairly the Company's financial condition, results of operations and cash flows.

    Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1994. Results of operations for the periods ended June 30, 1995 and July 1, 1994 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

      Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):


                                  Three Months Ended        Six Months Ended
                                 June 30,      July 1,      June 30,     July 1,
                                  1995          1994          1995        1994
                                 -------       -------      -------      -------

Net income (loss).............  $ (1,180)    $  1,248      $  1,385    $ 4,673

Accretion of redeemable
  preferred stock.............       (27)         (26)          (52)       (51)

Redeemable preferred
  stock dividends.............       (59)         (59)         (119)      (119)
                                 -------      -------       -------     -------
Adjusted income (loss)
  applicable to common and
  common equivalent shares....  $ (1,266)    $  1,163      $  1,214    $ 4,503
                                ========     ========      ========    =======

Primary:
    Weighted average number
     of common shares
     outstanding..............    12,026       11,887        12,056     12,169

   Common stock equivalents:
      Stock purchase options...       53          102            38        111
                                  -------     -------        -------    -------
   Weighted average number
    of shares outstanding......   12,079       11,989        12,094     12,280
                                 =======      =======       =======     =======

   Earnings (loss) per
     common and common
     equivalent share.......... $  (.10)      $   .10       $   .10    $   .37
                                =======       =======       =======    =======

Fully diluted:
   Weighted average number
     of common shares
     outstanding...............  12,026       11,887        12,056      12,169

   Common stock equivalents:
      Stock purchase options...      65          102            56         111
                                 ------       ------       -------      ------

   Weighted average number of shares
       outstanding.............. 12,091       11,989        12,112      12,280
                                 ======       ======        ======      ======

   Earnings (loss) per common
       and common equivalent
       share....................$  (.10)     $   .10       $   .10      $  .37
                                =======      =======       =======      ======


                                   SHOWBIZ  PIZZA  TIME,  INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                          (Unaudited)


3.    Income taxes:

      Income taxes have been provided at the expected annual federal tax rate during the year (35% for 1995) plus an estimated provision for state income taxes and state franchise taxes.


4.    Supplemental cash flow information:

                                                Six Months      Six Months
                                                   Ended           Ended
                                               June 30, 1995   July 1, 1994
                                               -------------   ------------

   Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . $   1,433       $   736
     Income taxes . . . . . . . . . . . . . . .       353         1,053

   Supplemental schedule of noncash
    investing and financing activities:

    Notes received in connection
       with the disposition of
       property and equipment . . . . . . . . . . .               4,650

    Investment received in connection
      with the disposition of property
      and equipment. . . . . . . . . . . . . . . . .                438



5.    Significant transactions:

   During the second quarter of 1995, the Company refinanced its previous credit facility of $30.8 million expiring January 1996 with an increased facility of $33 million. The new credit facility consists of certain term notes totalling $18 million with annual interest of 10.02% maturing in 2001, and certain term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000. In addition, the Company has a $5 million line of credit with annual interest provided at prime plus 1/2 %, or at the Company's option, LIBOR plus 3% and matures June 1997. No amount is outstanding under the line of credit at June 30, 1995. The Company is required to comply with certain ratio tests during the terms of the loan agreements.

      During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets as follows:


                                                     Previous         New
                                                      Lives           Lives
                                                     ---------       -------
   Land and improvements. . . . . . . . . . . .        0-10           0-20
   Leasehold improvements . . . . . . . . . . .        4-15           4-20
   Buildings and improvements . . . . . . . . .        4-25           4-25
   Furniture, fixtures
      and improvements. . . . . . . . . . . . .        2-10           2-15
   Property based under capital leases. . . . .       10-15          10-15



                        SHOWBIZ  PIZZA  TIME,  INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                               (Unaudited)


5.    Significant transactions (cont.):

      As a result of this change, income before income taxes increased $576,000, net income was increased $346,000 and earnings per share increased $.03 in the second quarter of 1995. In the first six months of 1995, income before income taxes increased approximately $1.1 million, net income increased $685,000 and earnings per share increased $.05.

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

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Second Quarter 1995 Compared to Second Quarter 1994
---------------------------------------------------

      Revenues for the second quarter of 1995 decreased 2.5% to $62.4 million from $64.0 million in the second quarter of 1994 primarily due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $1.5 million in the second quarter of 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants declined slightly to $62.4 million in the second quarter of 1995 from $62.5 million in 1994 due to a decline in comparable store sales of 2.4% between the periods.

      The Company incurred an operating loss of $1.4 million in the second quarter of 1995 compared to operating income of $2.5 million in the second quarter of 1994. Included in operating income in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck
E. Cheese's restaurants. The decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants also contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

      A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                    Three Months Ended
                                             June 30, 1995       July 1, 1994
                                              ------------       ------------
   Revenue . . . . . . . . . . . . . . . . .    100.0%              100.0%
                                               -------             -------
   Costs and  expenses:
     Cost of sales . . . . . . . . . . . . .     53.7                51.8
    Selling, general
       and administrative. . . . . . . . . .     17.9                19.1
     Depreciation and amortization                8.8                 9.6
     (Gain) loss on property
       transactions. . . . . . . . . . . . .       .2                (5.5)
     Other operating expenses                    21.7                21.0
                                              -------             -------
                                                102.3                96.0
                                              -------             -------
   Operating income (loss) . . . . . . . . .     (2.3)%               4.0%
                                              =======             =======


      Revenues
      --------

      Revenues from the Company's Chuck E. Cheese's restaurants declined to $62.4 million in the second quarter of 1995 from $62.5 million in the second quarter of 1994 primarily due to a decline of 2.4% in comparable store sales of such restaurants which were opened during all of the second quarters of both 1995 and 1994.
The Company opened one new restaurant in the first quarter of 1995 and 12 new restaurants throughout 1994. Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened Company restaurants on comparable store sales of existing restaurants in certain markets. Menu prices were comparable between the two periods.


      Costs and Expenses
      ------------------

      Costs and expenses as a percentage of revenues increased to 102.3% in the second quarter of 1995 from 96.0% in the second quarter of 1994.

      Cost of sales increased as a percentage of revenues to 53.7% in the second quarter of 1995 from 51.8% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.4% in the second quarter of 1995 from 18.5% in the second quarter of 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 32.1% during the second quarter of 1995 from 30.3% in the second quarter of 1994 primarily due to increased labor rates, reduced management turnover and the decline in the comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues decreased to 17.9% in the second quarter of 1995 from 19.1% in the comparable period of 1994 primarily due to a decline in corporate overhead costs.

      Depreciation and amortization expenses as a percentage of revenues decreased to 8.8% in the second quarter of 1995 from 9.6% in the second quarter of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $576,000 in the second quarter of 1995.

      Other operating expenses increased as a percentage of revenues to 21.7% in the second quarter of 1995 from 21.0% in the second quarter of 1994 primarily due to increased rent costs as a percentage of revenues and the decline in comparable store sales.

      The Company had a loss on property transactions of $110,000 in the second quarter of 1995 compared to a net gain on property transactions of $3.5 million in the second quarter of 1994. In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its
Monterey's Tex-Mex Cafe restaurants on May 5, 1994.   The gain was
partially offset by a loss of approximately $1.9 million in the second quarter of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics. The Company will consider possible relocation of some of the restaurants. The Company provided for a loss on property transactions of approximately $110,000 in the second quarter of 1995 compared to a loss of $100,000 in the second quarter of 1994 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.


      Operating Income (Loss)
      -----------------------

      As a result of the changes in revenues and expenses discussed above, the Company had an operating loss of $1.4 million in the second quarter of 1995 compared to operating income of $2.5 million in the second quarter of 1994. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the second quarter of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.6 million, including a gain on property transactions of $5.5 million.


      Net Income (Loss)
      -----------------

      Interest expense increased to $740,000 in the second quarter of 1995 from $430,000 in the second quarter of 1994 due primarily to an increase in interest rates and the Company's average outstanding debt since the second quarter of 1994. The Company had a net loss of $1.2 million in the second quarter of 1995 compared to net income of $1.2 million in the second quarter of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted loss per share was $.10 per share in the second quarter of 1995 compared to earnings per share of $.10 per share in the second quarter of 1994.

First Six Months of 1995 Compared to First Six Months of 1994
--------------------------------------------------------------

      Revenues decreased 3.9% to $135.0 million in the first six months of 1995 from $140.4 million in the comparable period of 1994. Revenues generated by the Company's Chuck E. Cheese's restaurants increased to $135.0 million in the first six months of 1995 from $134.2 million in the first six months of 1994 due to the net addition of one Company restaurant in the first six months of 1995 and 12 new restaurants in 1994. Comparable store sales from the Company's Chuck E. Cheese's restaurants declined 2.8% between the periods. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.2 million in the first six months of 1994.

      Operating income decreased to $3.3 million in the first six months of 1995 from $8.3 million in the first six months of 1994. Included in operating income in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants also contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

      A summary of the results of operations of the Company as a percentage of revenues for the six month periods is shown below.

                                              Six Months Ended
                                      ---------------------------------
                                       June 30, 1995      July 1, 1994
                                       -------------      ------------
      Revenue . . . . . . . . . . . .       100.0%            100.0%
                                          -------           -------
      Costs and  expenses:
        Cost of sales . . . . . . . .        52.6              50.7
        Selling, general and
           administrative . . . . . .        16.6              17.3
        Depreciation and
           amortization . . . . . . .         8.0               8.9
        (Gain) loss on property
          transactions. . . . . . . . .                        (2.5)
        Other operating expenses  . . .      20.3              19.7
                                          -------           -------
                                             97.5              94.1
                                          --------           -------
      Operating income. . . . . . . . .       2.5%              5.9%
                                          ========           =======



      Revenues
      --------

      Revenues from the Company's Chuck E. Cheese's restaurants increased to $135.0 million in the first six months of 1995 from $134.2 million in the first six months of 1994 primarily due to new restaurant development which occurred throughout 1994 and January
1995.   Comparable store sales of such restaurants which were open during all of the first six months of both 1995 and 1994 declined by 2.8% between the two periods. Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Menu prices were comparable between the two periods.


      Costs and Expenses
      ------------------

      Costs and expenses as a percentage of revenues increased to 97.5% in the first six months of 1995 from 94.1% in the first six months of 1994.

      Cost of sales increased as a percentage of revenues to 52.6% in the first six months of 1995 from 50.7% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.2% in the first six months of 1995 from 18.3% in the first six months of 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 31.2% during the first six months of 1995 from 29.1% in the first six months of 1994 primarily due to increased labor rates, reduced management turnover and the decline in the comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues decreased to 16.6% in the first six months of 1995 from 17.3% in the comparable period of 1994 primarily due to a reduction in corporate overhead expenses.

      Depreciation and amortization expenses as a percentage of revenues decreased to 8.0% in the first six months of 1995 from 8.9% in the comparable period of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $1.1 million in the first six months of 1995.

      Other operating expenses increased as a percentage of revenues to 20.3% in the first six months of 1995 from 19.7% in the first six months of 1994 primarily due to increased rent as a percentage of revenues and the decline in comparable store sales. This was slightly offset by a decrease in insurance costs as a percentage of revenues between the periods.

      The Company had a net loss on property transactions of $39,000 in the first six months of 1995 compared to a net gain on property transactions of $3.5 million in the first six months of 1994. In the first six months of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $1.9 million in the first six months of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics. The Company will consider possible relocation of some of the
restaurants.   The Company provided for a loss on property
transactions of approximately $139,000 in the first six months of 1995 compared to a loss of $100,000 in the first six months of 1994 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants. In the first six months of 1995, the Company recognized a gain of $100,000 related to the sale of assets held for resale.


      Operating Income
      ----------------

      As a result of the changes in revenues and expenses discussed above, operating income declined to $3.3 million in the first six months of 1995 from $8.3 million in the first six months of 1994. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the first six months of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.9 million, including a gain on property transactions of $5.5 million.


      Net Income
      ----------

      Interest expense increased to $1.5 million in the first six months of 1995 from $792,000 in the first six months of 1994 due primarily to an increase in interest rates and the Company's average outstanding debt between the periods. The Company's net income decreased to $1.4 million in the first six months of 1995 from $4.7 million in the first six months of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.10 per share in the first six months of 1995 from $.37 per share in the first six months of 1994.

Financial Condition, Liquidity and Capital Resources


      Cash provided by operations decreased to $16.9 million in the first six months of 1995 from $18.3 million in the comparable period of 1994. Cash outflows from investing and financing activities for the first six months of 1995 were $13.8 million and $800,000, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit or additional borrowings.

      In June 1995, the Company refinanced its previous credit facility of $30.8 million expiring in January 1996 with an increased facility of $33 million. The new credit facility consists of certain term notes totalling $18 million with annual interest of 10.02% maturing in 2001 and certain term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000.
In addition, the Company has obtained a $5 million line of credit due June 1997 with interest provided at prime plus 1/2%, or at the Company's option, LIBOR plus 3%. The Company is currently in negotiations for additional borrowings between $5 and $7 million. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

      The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future.
The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations.
This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 restaurants under this program in 1994 and has currently completed an additional 27
restaurants during 1995.   The average sales growth in these
restaurants during the periods following their repositioning compared to the same periods of the prior year has increased approximately 20% after giving effect to average sales trends experienced during the three month periods prior to their repositioning. The Company currently intends to reposition substantially all of the Company restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

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

      The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations. (Refer to Item 1. Legal Proceedings).

      The Company believes it will realize substantial benefit from utilization of approximately $73 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million expiring from years 1997 through 2008.
Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the Company's results of operations continue to decline, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 30, 1994 was $62 million. Based on the early results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company owned restaurants by the end of 1996, the Company projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
-----------------------------

      In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th
District Courts of Dallas County, Texas.  In April 1993, the
Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constituted certain holders of warrants, options and preferred stock of Integra who sought to serve as representatives of proposed classes of other holders of such securities. The plaintiffs alleged that the Company (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets, (ii) committed common law fraud, and (iii) breached fiduciary and other duties to the plaintiffs.
As amended, this suit sought recision of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. Although the Company believes that the claims made against it in this suit were without merit, the Company has settled the lawsuit. The Court on June 26, 1995 issued an order for final judgement that approved the settlement of the suit and dismissed it with prejudice.

      In May 1994, Hermitage Hotel, Ltd., L. P., filed a lawsuit against the Company, Hallwood and certain directors of the Company in the 101st District Court of Dallas County, Texas. The lawsuit sought recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent representation and breach of contract. The plaintiff was seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys' fees and court costs. Although, the Company believes that the claims made against it were without merit, the Company settled this suit and on June 28, 1995, the Court issued an agreed order of dismissal, with prejudice.

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

      In July 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff is seeking to recover a judgement against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. In April 1994, the court dismissed the plaintiff's complaint for failure to state a claim upon which relief can be granted. Plaintiff has appealed the dismissal to the 6th Circuit Court of Appeals, which affirmed the dismissal, by an order and opinion dated June 27, 1995. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in in any further appeal by the plaintiff.

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



Item 2.  Changes in Securities.
-------------------------------

      None to report during quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

      None to report during quarter for which this report is filed.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      On June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard M. Frank (7,163,648 shares in favor and 68,509 shares withheld) and Anthony J. Gumbiner (7,163,647 shares in favor and 68,509 shares withheld) as Class I Directors. The Company's shareholders also allegedly elected Joshua S. Friedman (7,205,370 shares in favor and 5,184 shares withheld) as a Class I Director, replacing Michael H. Magusiak (7,163,646 shares in favor and 68,509 shares withheld). The outcome of the alleged election of Joshua S. Friedman has been challenged in a lawsuit filed in a District Court located in Jefferson County, Kansas. The claims raised in this lawsuit assert that there were voting irregularities and inconsistent positions taken by the inspectors of election regarding the counting of proxies. Charles A. Crocco, Jr., Robert L. Lynch, Louis P. Neeb, Cynthia I. Pharr, J. Thomas Talbot, and Brian M. Troup continue to serve as Directors.

      Also, on June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders approved an increase in the number of shares available for grant under the 1988 Option Plan from 1,348,025 to 1,848,025 (5,604,951 shares in favor, 2,897,772 shares against and 1,135,361 shares abstaining).

      Finally, on June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders approved the adoption of a Formula Stock Option Plan (6,625,052 shares in favor, 1,865,551 shares against and 1,147,481 shares abstaining). The Formula Stock Option Plan provides for the granting of nonqualified stock options to non-employee directors of the Company or its Affiliates (as defined in the Formula Stock Option Plan).

Item 5.  Other Information.
---------------------------

      None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      a) Exhibits

       Number                     Description
       ------                     ------------
       3          --              Amendment to the Bylaws, dated May 5, 1995.

       10 (a)(1)  --              Note Purchase Agreement dated June 15, 1995,
                                  between Allstate Life Insurance Company,
                                  Connecticut Mutual Life Insurance Company,
                                  C M Life Insurance Company, MassMutual
                                  Corporate Value Partners Limited,
                                  Massachusetts Mutual Life Insurance
                                  Company, Modern Woodmen of America, and
                                  the Company.

       10 (b)(1)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $10,000,000.00, dated June
                                  15, 1995, between Allstate Life Insurance
                                  Company and the Company.

       10 (c)(1)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $1,000,000.00, dated June
                                  15, 1995, between Connecticut Mutual Life
                                  Insurance Company and the Company.

       10 (c)(2)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $1,000,000.00, dated June
                                  15, 1995, between Connecticut Mutual Life
                                  Insurance Company and the Company.

       10 (c)(3)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $1,000,000.00, dated June
                                  15, 1995, between Connecticut Mutual Life
                                  Insurance Company and the Company.

       10 (d)(1)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $1,000,000.00, dated June
                                  15, 1995, between C M Life Insurance Company and the Company.

       10 (d)(2)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $1,000,000.00, dated June
                                  15, 1995, between C M Life Insurance Company and the Company.

       10 (e)(1)  --              Floating Rate Series B Senior Note
                                  Due 2000, in the stated amount of
                                  $2,000,000.00, dated June 15, 1995,
                                  between Massachusetts Mutual Life
                                  Insurance Company and the Company.

       10 (e)(2)  --              Floating Rate Series B Senior Note Due
                                  2000, in the stated amount of
                                  $2,000,000.00, dated June 15, 1995,
                                  between Massachusetts Mutual Life
                                  Insurance Company and the Company.

       10 (e)(3)  --              Floating Rate Series B Senior Note Due 2000,
                                  in the stated amount of $2,000,000.00,
                                  dated June 15, 1995, between Massachusetts
                                  Mutual Life Insurance Company and the
                                  Company.

       10 (f)(1)  --              Floating Rate Series B Senior Note Due 2000,
                                  in the stated amount of $4,000,000.00,
                                  dated June 15, 1995, between MassMutual
                                  Corporate Value Partners Limited (I/N/O
                                  Webell & Co.) and the Company.

       10 (g)(1)  --              10.02% Series A Senior Note Due 2001, in the
                                  stated amount of $3,000,000.00, dated June
                                  15, 1995, between Modern Woodmen of America and the Company.

       10 (h)(1)  --              Loan Agreement in the stated amount of
                                  $5,000,000.00, dated June 27, 1995, between
                                  Bank One, Texas, N.A. and the Company.

       10 (h)(2)  --              Revolving Credit Note in the stated amount
                                  of $5,000,000, dated June 27, 1995 between
                                  Bank One, Texas, N.A. and the Company.

       10 (i)(1)   --             Non-statutory Stock Option Plan (filed as
                                  Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

       10 (j)(1)   --             Non-Employee Directors Stock Option Plan
                                  (filed as Exhibit B to the Company's Proxy
                                  Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).


    b)  Reports on Form 8-K

       The Company filed a Form 8-K dated May 5, 1995, reporting that its Board of Directors had adopted amendments to the Company's Bylaws requiring that advance notice be given to the Company in the event a stockholder desires to nominate a person for election to the Board of Directors or to transact any other business at an annual meeting of stockholders. Included in such Form 8-K was the announcement that the Company's Board of Directors determined to notify the recordholders of more than 4.75% of the Company's common stock that the Company intends to enforce, prospectively, the existing provisions in its Restated Articles of Incorporation generally restricting the transfer of any shares of the Company's common stock to a holder of more than 4.75 % of the value of the outstanding capital stock or the transfer of shares of common stock which would result in the intended transferee owning in excess of 4.75% of the value of the outstanding capital stock.

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SHOWBIZ PIZZA TIME, INC.





Dated: August 9, 1995                       By: Larry G. Page
                                            Executive Vice President
                                            and Chief Financial Officer



                                   EXHIBIT INDEX
                                   -------------

Exhibit
Number                        Description                        Page No.
-------                      ------------                       ---------


3               Amendment to the Bylaws, dated May 5,
                1995............................................... 23

10 (a)(1)  --   Note Purchase Agreement dated June 15, 1995,
                between Allstate Life Insurance Company,
                Connecticut Mutual Life Insurance Company,  C M
                Life Insurance Company, MassMutual Corporate Value
                Partners Limited, Massachusetts Mutual Life
                Insurance Company, Modern Woodmen of America, and
                the Company...........................................27

10 (b)(1)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $10,000,000.00, dated June 15,
                1995, between  Allstate Life Insurance Company and
                the Company..........................................126

10 (c)(1)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $1,000,000.00, dated June 15,
                1995, between Connecticut Mutual Life Insurance
                Company and the Company..............................129

10 (c)(2)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $1,000,000.00, dated June 15,
                1995, between Connecticut Mutual Life Insurance
                Company and the Company............................. 132

10 (c)(3)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $1,000,000.00, dated June 15,
                1995, between Connecticut Mutual Life Insurance
                Company and the Company..............................135

10 (d)(1)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $1,000,000.00, dated June 15,
                1995, between C M Life Insurance Company and the
                Company..............................................138

10 (d)(2)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $1,000,000.00, dated June 15,
                1995, between C M Life Insurance Company and the
                Company..............................................141


10 (e)(1) --    Floating Rate Series B Senior Note Due 2000, in
                the stated amount of $2,000,000.00, dated June 15,
                1995, between Massachusetts Mutual Life Insurance
                Company and the Company..............................144


10 (e)(2)  --   Floating Rate Series B Senior Note Due 2000, in
                the stated amount of $2,000,000.00, dated June 15,
                1995, between Massachusetts Mutual Life Insurance
                Company and the Company..............................148


10 (e)(3)  --   Floating Rate Series B Senior Note Due 2000, in
                the stated amount of $2,000,000.00, dated June 15,
                1995, between Massachusetts Mutual Life Insurance
                Company and the Company............................. 152

10 (f)(1)  --   Floating Rate Series B Senior Note Due 2000, in
                the stated amount of $4,000,000.00, dated June 15,
                1995, between MassMutual Corporate Value Partners
                Limited (I/N/O Webell & Co.) and the
                Company...............................................156

10 (g)(1)  --   10.02% Series A Senior Note Due 2001, in the
                stated amount of $3,000,000.00, dated June 15,
                1995, between Modern Woodmen of America and the
                Company...............................................160

10 (h)(1)  --   Loan Agreement in the stated amount  of
                $5,000,000.00, dated June 27, 1995, between Bank
                One, Texas, N.A. and the Company..................... 163


10 (h)(2)  --   Revolving Credit Note in the stated amount of $5,000,000,
                dated June 27, 1995, between Bank One, Texas, N.A. and
                the Company.......................................... 250