Form 10-Q
period 1995-09-29
SHOWBIZ PIZZA TIME INC
filed 1995-11-13
CIK 813920

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D. C.  20549


                                                         FORM 10-Q


(Mark One)

         X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1995.

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No _

     At September 29, 1995, an aggregate of 12,215,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

                    INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

                    ShowBiz Pizza Time, Inc.:








                                                                      Page
                                                                      ----
Consolidated balance sheets as of September 29, 1995 (unaudited)
   and December 30, 1994 . . . . . . . . . . . . . . . . . . . . .      2

Consolidated statements of earnings for the three months ended
September 29, 1995 and September 30, 1994 (unaudited). . . . . . .      3

Consolidated statements of earnings for the nine months ended
September 29, 1995 and September 30, 1994 (unaudited). . . . . . .      4

Consolidated statement of shareholders' equity for the nine months
ended September 29, 1995 (unaudited) . . . . . . . . . . . . . . .       5

Consolidated statements of cash flows for the nine months ended
September 29, 1995 and September 30, 1994 (unaudited). . . . . . . .     6

Notes to consolidated financial statements . . . . . . . . . . . . .     7

                                          SHOWBIZ  PIZZA  TIME,  INC.
                                         CONSOLIDATED BALANCE  SHEETS
                                  SEPTEMBER 29, 1995 AND DECEMBER 30, 1994
                                         (Thousands, except share data)


                                                      ASSETS

                                           September 29,         December 30,
                                                1995                 1994
                                          ----------------      -------------
(unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . .    $ 3,366           $  2,381
   Accounts receivable, including
     receivables from related parties
     of $326 and $416, respectively. . . . . .    2,311              3,361
   Current portion of notes receivable,
     including receivables from related
     parties of $370 and
     $300, respectively. . . . . . . . . . . .      678                529
   Inventories . . . . . . . . . . . . . . . .    4,107              3,107
   Prepaid expenses. . . . . . . . . . . . . .    2,575              2,900
   Current portion of deferred tax asset . . .      916              3,583
                                                -------            -------
   Total current assets. . . . . . . . . . . .   13,953             15,861
                                                -------            -------
Investments in related parties . . . . . . . .      761                699
                                                -------            -------
Property and equipment . . . . . . . . . . . .  133,827            130,190
                                                -------            -------
Deferred tax asset . . . . . . . . . . . . . .   31,216             29,414
                                                -------             -------
Other assets:
   Notes receivable, less current portion,
     including receivables from related
     parties of $1,998 and
     $1,708, respectively  . . . . . . . . . .    6,899              6,705
   Deferred charges, less amortization . . . .    2,980              2,083
   Other . . . . . . . . . . . . . . . . . . .    2,494              3,356
                                               --------           --------
                                                 12,373             12,144
                                               --------           --------
                                               $192,130           $188,308
                                               ========           ========


                              LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Current portion of long-term debt . . . . . $     69          $  10,060
   Accounts payable and accrued liabilities. .   26,666             26,545
                                                -------            -------

   Total current liabilities . . . . . . . . .   26,735             36,605
                                               --------            -------
Long-term debt, less current portion . . . . .   31,046             19,947
                                               --------            -------
Deferred credits . . . . . . . . . . . . . . .    3,435              3,025
                                               --------            -------
Other liabilities. . . . . . . . . . . . . . .    1,399              1,314
                                               --------            -------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . .    1,979              1,902
                                                -------             ------

Shareholders' equity:
   Common stock, $.10 par value; authorized
     30,000,000 shares; 14,287,961 and 14,337,235
     shares issued, respectively . . . . . . .    1,429              1,434
   Capital in excess of par value. . . . . . .  154,265            156,532
   Retained earnings . . . . . . . . . . . . .    6,202              5,012
   Deferred compensation . . . . . . . . . . .   (4,097)            (7,200)
   Less 2,072,784 treasury shares, at cost,
    at both dates . . . . . . . . . . . . . .   (30,263)           (30,263)
                                                -------            -------
                                                127,536            125,515
                                                -------            -------
                                               $192,130           $188,308
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

                                     SHOWBIZ  PIZZA  TIME,  INC.
                                CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                 (Thousands, except per share data)



                                               Three Months     Three Months
                                                  Ended           Ended
                                             Sept. 29, 1995     Sept. 30, 1994
                                             --------------     --------------

Food and beverage revenues . . . . . . . . .    $46,175            $  47,198
Games and merchandise revenues . . . . . . .     19,805               19,980
Franchise fees and royalties . . . . . . . .        751                1,068
Joint venture income . . . . . . . . . . . .         27                   39
                                                -------              -------
                                                 66,758               68,285
                                                -------              -------
Costs and expenses:
   Cost of sales . . . . . . . . . . . . . .     34,124               34,496
   Selling, general and administrative
     expenses, including related party
     expenses of $31 in both periods . . . .     11,515               11,570
   Depreciation and amortization . . . . . .      5,684                6,186
   Loss on property transactions . . . . . .         63                  279
   Other operating expenses. . . . . . . . .     14,517               13,772
                                                -------              -------
                                                 65,903               66,303
                                                -------              -------
Operating income . . . . . . . . . . . . . .        855                1,982
                                                -------              -------

Other income (expenses):
   Interest income, including related party
     income of $74 and $172, respectively  . .      218                  217
   Interest expense  . . . . . . . . . . . . .     (786)                (503)
                                                -------              -------
                                                   (568)                (286)
                                                -------              -------
Income before income taxes . . . . . . . . . .      287                1,696
                                                -------              -------
Income taxes:
  Current expense. . . . . . . . . . . . . . .      355                  152
  Deferred (benefit) expense . . . . . . . . .     (129)                 520
                                                -------              -------
                                                    226                  672
                                                -------              -------
Net income . . . . . . . . . . . . . . . . . . $     61             $  1,024
                                                =======              =======


Earnings per common and common equivalent share:
 Primary:
   Net income  . . . . . . . . . . . . . . . . $    .00             $    .08
                                                =======              =======

   Weighted average shares outstanding . . . .   12,109               11,976
                                                =======              =======

 Fully diluted:
   Net income  . . . . . . . . . . . . . . . . $    .00             $    .08
                                                =======              =======

   Weighted average shares outstanding . . . .   12,115               11,977
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

                                    SHOWBIZ  PIZZA  TIME,  INC.
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                              (Unaudited)
                                 (Thousands, except per share data)




                                               Nine Months      Nine Months
                                                 Ended             Ended
                                             Sept. 29, 1995    Sept. 30, 1994
                                             --------------    --------------

Food and beverage revenues . . . . . . . . . $  138,903             $ 147,765
Games and merchandise revenues . . . . . . .     60,128                57,371
Franchise fees and royalties . . . . . . . .      2,604                 3,388
Joint venture income . . . . . . . . . . . .         81                   150
                                                -------               -------
                                                201,716               208,674
                                                -------               -------
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . .    105,078               105,650
  Selling, general and administrative expenses,
     including related party expenses of $94
     in both periods . . . . . . . . . . . .     33,975                35,885
  Depreciation and amortization. . . . . . .     16,535                18,618
  (Gain) loss on property transactions . . .        102                (3,215)
  Other operating expenses . . . . . . . . .     41,851                41,481
                                                -------               -------
                                                197,541               198,419
                                                -------               -------
Operating income . . . . . . . . . . . . . . .    4,175                10,255
                                                -------               -------

Other income (expenses):
  Interest income, including related party
     income of $172 and $350, respectively . .      654                   472
  Interest expense . . . . . . . . . . . . . .   (2,239)               (1,295)
                                                -------               -------
                                                 (1,585)                 (823)
                                                -------               -------
Income before income taxes . . . . . . . . . .    2,590                 9,432
                                                -------               -------

Income taxes:
  Current expense. . . . . . . . . . . . . . .      880                   848
  Deferred expense . . . . . . . . . . . . . .      264                 2,887
                                                -------               -------
                                                  1,144                 3,735
                                                -------               -------
Net income . . . . . . . . . . . . . . . . . .$   1,446              $  5,697
                                                =======               =======

Earnings per common and common equivalent share:
 Primary:
  Net income . . . . . . . . . . . . . . . . . $     .10             $    .45
                                                 =======             ========

  Weighted average shares outstanding. . . . .    12,097               12,174
                                                 =======              =======

 Fully diluted:
  Net income . . . . . . . . . . . . . . . . .  $    .10            $     .45
                                                ========              =======

  Weighted average shares outstanding. . . . .    12,118               12,174
                                                ========              =======


                          See notes to consolidated financial statements.

                                       SHOWBIZ  PIZZA  TIME,  INC.
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              (Unaudited)
                                  (Thousands, except per share data)




           Common
           Stock          Capital in                Deferred    Treasury
     ------------------    Excess of    Retained    Compen-       Stock
     Shares    Par Value   Par Value    Earnings     sation    Shares  Cost
     -------   ---------   ----------   ---------   ---------  ------  -----

Balances, Dec. 30, 1994. . . . . .
     14,337    $ 1,434    $ 156,532     $ 5,012      $(7,200)  2,073   $(30,263)
  Net income . . . . . . . . . . .        1,446
  Redeemable preferred stock accretion      (78)
  Redeemable preferred stock dividends,
    $3.60 per share. . . . . . . . .       (178)
  Stock options exercised. . . . . .
         11          1          68
  Tax expense from the exercise of stock
    options and stock grants . . . . . .
                              (598)
  Stock grants forfeited . . . . . . . .
       (60)         (6)     (1,737)                    1,737
  Amortization of deferred compensation .
                                                       1,366
  -------     -------      --------      --------    -------    ------   ------
Balances, Sept. 29, 1995 . . . . . . . . .
    14,288    $  1,429    $154,265       $ 6,202    $ (4,097)   2,073  $(30,263)
   ======      =======   =========       =======     =======    =====   ========


                         See notes to consolidated financial statements.

                                      SHOWBIZ  PIZZA  TIME,  INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (Thousands)




                                            Nine Months         Nine Months
                                              Ended               Ended
                                          Sept. 29, 1995       Sept.30, 1994
                                          --------------       -------------

Operating activities:
 Net income  . . . . . . . . . . . . . . .   $ 1,446               $ 5,697
 Adjustments to reconcile net income to cash
    provided by operations:
  Depreciation and amortization. . . . . . .  16,535                18,618
  Deferred tax expense . . . . . . . . . . .     264                 2,887
 (Gain) loss on property transactions. . . .     102                (3,215)
  Compensation expense under stock grant plan. 1,366                 2,050
  Other. . . . . . . . . . . . . . . . . . . .   411                   494
  Net change in receivables, inventories,
      prepaids, payables and
      accrued liabilities. . . . . . . . . .     113                   139
                                             -------               -------
        Cash provided by operations. . . . .  20,237                26,670
                                             -------               -------
Investing activities:
  Purchases of property and equipment. . . . (19,273)              (22,860)
  Proceeds from disposition of
      property and equipment . . . . . . . .                         6,725
  Additions to notes receivable. . . . . . .  (2,293)               (1,197)
  Payments received on notes receivable. . .   1,851                 1,713
  Change in investments, deferred charges
    and other assets . . . . . . . . . . . .    (633)               (1,468)
                                             -------               -------
     Cash used in investing activities . . . (20,348)              (17,087)
                                             -------               -------

Financing activities:
  Payments on line of credit . . . . . . . . (30,495)               (5,160)
  Proceeds from debt and line of credit. . .  31,645                 7,910
  Reduction of capital lease obligations . .     (42)                  (33)
  Exercise of stock options and warrants . .      69                   238
  Treasury stock acquired. . . . . . . . . .                       (13,513)
  Redeemable preferred stock dividends . . .    (178)                 (178)
  Other. . . . . . . . . . . . . . . . . . .      97                  (129)
                                             -------               -------
      Cash used in financing activities. . .   1,096               (10,865)
                                             -------               -------
Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .     985                (1,282)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .   2,381                 4,511
                                             -------               -------
  Cash and cash equivalents, end of period . $ 3,366              $  3,229
                                             =======               =======






                        See notes to consolidated financial statements.

                                   SHOWBIZ  PIZZA  TIME,  INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                            (Unaudited)



1.    Interim financial statements:

      In the opinion of management, the accompanying financial statements for the periods ended September 29, 1995 and September 30, 1994 reflect all adjustments (consisting only of normal recurring adjustments except as previously disclosed or referred to in Note 5) necessary to present fairly the Company's financial condition, results of operations and cash flows.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.
The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1994. Results of operations for the periods ended September 29, 1995 and September 30, 1994 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

      Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):


                               Three Months Ended           Nine Months Ended
                             ---------------------       ----------------------
                             Sept. 29,    Sept. 30,     Sept. 29,    Sept. 30,
                               1995         1994           1995        1994
                             ---------     --------      --------    --------
Net income . . . . . . . . .   $    61     $  1,024       $ 1,446    $  5,697
Accretion of redeemable
   preferred stock . . . . .       (26)         (27)          (78)        (78)
Redeemable preferred
   stock dividends . . . . .       (59)         (59)         (178)       (178)
                                -------      -------       -------      -------
Adjusted income applicable
   to common and common
   equivalent shares . . . .   $   (24)     $   938       $ 1,190    $  5,441
                                =======      ======       =======     =======
Primary:
   Weighted average number
     of common shares
      outstanding . . . . .     12,026       11,974        12,046      12,104
   Common stock equivalents:
       Stock purchase options  .    83            2            51          70
                               -------      -------       -------     -------
   Weighted average number of
      shares outstanding. . .   12,109       11,976        12,097      12,174
                               =======      =======       =======     =======
   Earnings per common and
      common equivalent share  $   .00      $   .08       $   .10     $   .45
                                ======       ======       =======     =======

Fully diluted:
   Weighted average number of common
      shares outstanding. . . . 12,026       11,974        12,046      12,104
   Common stock equivalents:
       Stock purchase options .     89            3            72          70
                               -------      -------       -------     -------
    Weighted average number of
        shares outstanding . .  12,115       11,977        12,118      12,174
                               =======      =======       =======     =======

   Earnings per common and common
       equivalent share . . . $    .00    $     .08       $   .10     $   .45
                               =======      =======       =======     =======



                                  SHOWBIZ  PIZZA  TIME,  INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                         (Unaudited)


3.    Income taxes:

      Income taxes have been provided at the expected annual federal tax rate during the year (34% for 1995) plus an estimated provision for state income taxes and state franchise taxes.


4.          Supplemental cash flow information:

                                             Nine Months          Nine Months
                                                Ended                 Ended
                                           Sept. 29, 1995      Sept. 30, 1994
                                           --------------       -------------
    Cash paid during the year for:
      Interest . . . . . . . . . . . . . .     $ 2,195            $ 1,226
      Income taxes . . . . . . . . . . . .         677              1,285

    Supplemental schedule of noncash
     investing and financing
     activities:
      Notes received in connection
        with the disposition
        of property and equipment. . . . . .                        4,650
      Investment received in connection
         with the disposition
         of property and equipment. . . . .                           438
      Notes and accounts receivable
         canceled in connection
         with the acquisition of
         property and equipment . . . . . . .     483



5.    Significant transactions:

      During 1995, the Company refinanced its previous credit facility of $30.8 million expiring January 1996 with an increased facility of $38 million. The new credit facility consists of term notes totalling $18 million with annual interest of 10.02% maturing in 2001, term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000 and term notes of $5.0 million, obtained subsequent to September 29, 1995, with annual interest equal to LIBOR plus 3.5% maturing in October 1997. The Company also has a $5 million line of credit with annual interest provided at prime plus 1/2 %, or at the Company's option, LIBOR plus 3% maturing June 1997. Approximately $2.0 million is outstanding under the line of credit at September 29, 1995. The Company is required to comply with certain ratio tests during the terms of the loan agreements.

      During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets as follows:


                                                  Previous         New
                                                   Lives          Lives
                                                  -------       -------
     Land and improvements. . . . . . . . . . . .   0-10          0-20
     Leasehold improvements . . . . . . . . . . .   4-15          4-20
     Buildings and improvements . . . . . . . . .   4-25          4-25
     Furniture, fixtures and improvements . . . .   2-10          2-15
     Property based under capital leases  . . . .  10-15         10-15


                                SHOWBIZ  PIZZA  TIME,  INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                       (Unaudited)



5.    Significant transactions (cont.):

      As a result of this change, income before income taxes increased approximately $576,000, net income was increased $276,000 and earnings per share increased $.03 in the third quarter of 1995. In the first nine months of 1995, income before income taxes increased approximately $1.7 million, net income increased $961,000 and earnings per share increased $.08.

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

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations


Third Quarter 1995 Compared to Third Quarter 1994
-------------------------------------------------

      Revenues for the third quarter of 1995 decreased 2.2% to $66.8 million from $68.3 million in the third quarter of 1994 primarily due to a decline in comparable store sales of the Company's Chuck
E. Cheese's restaurants of 1.9% between the periods.

      The Company had operating income of $855,000 in the third quarter of 1995 compared to $2.0 million in the third quarter of
1994.   The decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants primarily contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

      A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                   Three Months Ended
                                         Sept. 29, 1995      Sept. 30, 1994
                                         --------------      --------------
   Revenue. . . . . . . . . . . . . . . .    100.0%               100.0%
                                            -------             -------
   Costs and  expenses:
     Cost of sales. . . . . . . . . . . .      51.1                 50.5
     Selling, general
       and administrative . . . . . . . . .    17.2                 16.9
     Depreciation and amortization. . . . .     8.5                  9.1
     Loss on property
       transactions . . . . . . . . . . . .      .1                   .4
     Other operating expenses . . . . . . .    21.8                 20.2
                                            -------             --------
                                               98.7                 97.1
                                            -------              -------
   Operating income . . . . . . . . . . . .     1.3%                 2.9%
                                            =======              =======


      Revenues
      --------

      Revenues from the Company's Chuck E. Cheese's restaurants declined to $66.8 million in the third quarter of 1995 from $68.3 million in the third quarter of 1994 primarily due to a decline of 1.9% in comparable store sales of such restaurants which were opened during all of the third quarters of both 1995 and 1994. The Company opened one new restaurant in the first quarter of 1995 and 12 new restaurants throughout 1994. Management believes that several factors may have contributed to the comparable store sales
decline  including increased competition.   Menu prices were
comparable between the two periods.


      Costs and Expenses
      ------------------

      Costs and expenses as a percentage of revenues increased to 98.7% in the third quarter of 1995 from 97.1% in the third quarter of 1994.

      Cost of sales increased as a percentage of revenues to 51.1% in the third quarter of 1995 from 50.5% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.7% in the third quarter of 1995 from 18.0% in the third quarter of 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.2% during the third quarter of 1995 from 29.6% in the third quarter of 1994 primarily due to increased labor rates and the decline in the comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues increased to 17.2% in the third quarter of 1995 from 16.9% in the comparable period of 1994 primarily due to increased advertising costs.

      Depreciation and amortization expenses as a percentage of revenues decreased to 8.5% in the third quarter of 1995 from 9.1% in the third quarter of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $576,000 in the third quarter of 1995.

      Other operating expenses increased as a percentage of revenues to 21.8% in the third quarter of 1995 from 20.2% in the third quarter of 1994 primarily due to increased rent and utility costs as a percentage of revenues and the decline in comparable store sales.

      The Company provided for a loss on property transactions of approximately $63,000 in the third quarter of 1995 compared to a loss of $279,000 in the third quarter of 1994 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.


      Operating Income
      ----------------

      As a result of the changes in revenues and expenses discussed above, the Company had operating income of $855,000 in the third quarter of 1995 compared to $2.0 million in the third quarter of 1994.


      Net Income
      ----------
      Interest expense increased to $786,000 in the third quarter of 1995 from $503,000 in the third quarter of 1994 due primarily to an increase in interest rates since the third quarter of 1994. The Company had net income of $61,000 in the third quarter of 1995 compared to $1.0 million in the third quarter of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.00 per share in the third quarter of 1995 compared to $.08 per share in the third quarter of 1994.



First Nine Months of 1995 Compared to First Nine Months of 1994
----------------------------------------------------------------

      Revenues decreased 3.3% to $201.7 million in the first nine months of 1995 from $208.7 million in the comparable period of 1994 primarily due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenues generated by the Company's Chuck E. Cheese's restaurants decreased to $201.7 million in the first nine months of 1995 from $202.5 million in the first nine months of 1994 primarily due to a decline in comparable store sales of 2.5% between the periods. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.2 million in the first nine months of 1994.

      Operating income decreased to $4.2 million in the first nine months of 1995 from $10.3 million in the first nine months of 1994. Included in operating income in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants also contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

      A summary of the results of operations of the Company as a percentage of revenues for the nine month periods is shown below.


                                              Nine Months Ended
                                        ----------------------------------
                                        Sept. 29, 1995      Sept. 30, 1994
                                        --------------      --------------
      Revenue. . . . . . . . . . . . .      100.0%              100.0%
                                          -------             -------
      Costs and  expenses:
        Cost of sales. . . . . . . . .       52.1                50.6
        Selling, general
          and administrative . . . . .       16.8                17.2
        Depreciation and
          amortization . . . . . . . .        8.2                 8.9
        (Gain) loss on property
          transactions . . . . . . . .         .1                (1.5)
        Other operating expenses             20.7                19.9
                                          -------             -------
                                             97.9                95.1
                                          -------            --------
      Operating income . . . . . . . . .      2.1%                4.9%
                                          =======             =======



      Revenues
      --------

      Revenues from the Company's Chuck E. Cheese's restaurants decreased to $201.7 million in the first nine months of 1995 from $202.5 million in the first nine months of 1994 primarily due to a decline of 2.5% in comparable store sales of such restaurants which were open during all of the first nine months of both 1995 and 1994. This was partially offset by new restaurant development which occurred throughout 1994 and January 1995. Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Menu prices were comparable between the two periods.


      Costs and Expenses
      ------------------

      Costs and expenses as a percentage of revenues increased to 97.9% in the first nine months of 1995 from 95.1% in the first nine months of 1994.

      Cost of sales increased as a percentage of revenues to 52.1% in the first nine months of 1995 from 50.6% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.0% in the first nine months of 1995 from 18.2% in the first nine months of 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.8% during the first nine months of 1995 from 29.3% in the first nine months of 1994 primarily due to increased labor rates, reduced management turnover and the decline in the comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues decreased to 16.8% in the first nine months of 1995 from 17.2% in the comparable period of 1994 primarily due to a reduction in corporate overhead expenses.

      Depreciation and amortization expenses as a percentage of revenues decreased to 8.2% in the first nine months of 1995 from 8.9% in the comparable period of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $1.7 million in the first nine months of 1995.

      Other operating expenses increased as a percentage of revenues to 20.7% in the first nine months of 1995 from 19.9% in the first nine months of 1994 primarily due to increased rent expense as a percentage of revenues and the decline in comparable store sales.

      The Company had a net loss on property transactions of $102,000 in the first nine months of 1995 compared to a net gain on property transactions of $3.2 million in the first nine months of 1994. In the first nine months of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $1.9 million in the first nine months of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics.
The Company will consider possible relocation of some of the restaurants.

      Operating Income
      ----------------

      As a result of the changes in revenues and expenses discussed above, operating income declined to $4.2 million in the first nine months of 1995 from $10.3 million in the first nine months of 1994. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the first nine months of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.9 million, including a gain on property transactions of $5.5 million.


      Net Income
      ----------

      Interest expense increased to $2.2 million in the first nine months of 1995 from $1.3 million in the first nine months of 1994 due primarily to an increase in interest rates and the Company's average outstanding debt between the periods. The Company's net income decreased to $1.4 million in the first nine months of 1995 from $5.7 million in the first nine months of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.10 per share in the first nine months of 1995 from $.45 per share in the first nine months of 1994.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------


      Cash provided by operations decreased to $20.2 million in the first nine months of 1995 from $26.7 million in the comparable period of 1994. Cash outflow from investing activities for the first nine months of 1995 was $20.3 million. Cash inflow from financing activities for the first nine months of 1995 was $1.1 million. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit or additional borrowings.

      In 1995, the Company refinanced its previous credit facility of $30.8 million expiring in January 1996 with an increased facility of $38 million. The new credit facility consists of term notes totalling $18 million with annual interest of 10.02% maturing in 2001, term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000 and term notes of $5.0 million with annual interest equal to LIBOR plus 3.5% maturing in 1997. In addition, the Company has obtained a $5 million line of credit due June 1997 with interest provided at prime plus 1/2%, or at the Company's option, LIBOR plus 3%. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

      The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 restaurants under this program in 1994 and has
currently completed an additional 44 restaurants during 1995.   The
average sales growth in these restaurants during the periods following their repositioning compared to the same periods of the prior year have increased more than 20% after giving effect to average sales trends experienced during the three month periods prior to their repositioning. The Company currently intends to have repositioned approximately 97 restaurants by the end of 1995 which is approximately 43% of all Company operated restaurants, and substantially all of the remaining Company restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately
$300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on the several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

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

      The Company believes it will realize substantial benefit from utilization of approximately $73 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million expiring from years 1997 through 2008.
Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the Company's results of operations continue to decline, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 30, 1994 was $53 million. Based on the early results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company owned restaurants by the end of 1996, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the quarter for which this report is filed.

                                                        SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SHOWBIZ PIZZA TIME, INC.







Dated: November 10, 1995       By:____________________________

                                 Larry G. Page
                                 Chief Financial Officer
                                 (Principal Financial Officer)