Form 10-K
period 1995-12-29
SHOWBIZ PIZZA TIME INC
filed 1996-03-28
CIK 813920

(Mark One)

        X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 1995.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _

At March 15, 1996, an aggregate of 12,233,240 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 15, 1996) held by non-affiliates of the registrant was $160,899,925.

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

     The Company operated, as of March 15, 1996, 226 Chuck E. Cheese's Pizza - ("Chuck E. Cheese's") restaurants (including four restaurants managed by the Company for others). In addition, as of March 15, 1996, franchisees of the Company operated 93 Chuck E. Cheese's restaurants.


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

     The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 27-state area. See "Item
2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company
(excludes restaurants managed by the Company for others and franchised restaurants):


                                   1995                1994           1993
                                   -----               ----           -----
Average annual revenues
    per restaurant (1)            $1,178,000        $1,206,000     $1,259,000

Number of restaurants open at end
    of period                            222               220            209

Percent of total restaurant revenues:
    Food and beverage sales             70.2%              71.0%         71.6%
    Game sales                          26.6%              25.8%         25.3%

Merchandise sales                        3.2%               3.2%          3.1%

_______

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (190, 159 and 139 restaurants in 1995, 1994 and 1993, respectively).

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

     To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. The Company initiated a remodel program in 1986 under which all Company-operated restaurants were remodeled by the end of 1992. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. The Company completed 21 restaurants under this program in 1994 and 76 restaurants in 1995 which is approximately
43% of all Company-operated restaurants. The Company currently intends to reposition substantially all Company-operated restaurants by the end of 1996.

     The Company opened 1 and 12 new Chuck E. Cheese's restaurants in 1995 and 1994, respectively. The Company is currently evaluating the development of new Chuck E. Cheese's restaurants while balancing the commitment of capital and human resources between existing restaurants and new development.
     In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

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

     The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with various animated props, located on various stage type settings. The Company is currently developing a new stage setting that will be evaluated in 1996. The dining area typically provides table and chair seating for 250 to 375 customers.

     Each Chuck E. Cheese's restaurant typically contains a separate family oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Certain games dispense tickets that can be redeemed by the guests for prizes. Also included in the playroom area is an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling or other free attraction for young children. The playroom area normally occupies approximately 40% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased.


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

Marketing

     The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The
Company runs advertising campaigns which target families with young children and features the family entertainment experiences available at Chuck E. Cheese's restaurants, and is primarily aimed at increasing the frequency of return visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck
E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers and direct mail advertisements.


Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 15, 1996, 93 Chuck E. Cheese's restaurants were operated by a total of 58 different franchisees, as compared to 101 of such restaurants at March 17, 1995. The Company sold two franchises in 1995.

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

Monterey's Tex-Mex Cafe  Restaurants

     The Company, through its wholly owned subsidiary BHC Acquisition Corporation ("BAC"), operated 27 Monterey's Tex-Mex Cafe restaurants. Effective May 5, 1994, the Company sold its
Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company.


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

Employees

     The number of persons employed by the Company varies seasonally, with the greatest number being employed during the summer months.
On March 15, 1996, the Company had approximately 11,290 employees, including 11,100 in the operation of Chuck E. Cheese's restaurants and 190 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company (excluding four restaurants managed by the Company for others) as of March 15, 1996.

                                                           Chuck E.
             State                                         Cheese's
             -----                                         -------
             Alabama                                        5
             Arkansas                                       2
             California                                    47
             Colorado                                       4
             Connecticut                                    5
             Florida                                       15
             Georgia                                        7
             Illinois                                      14
             Indiana                                        7
             Kansas                                         1
             Louisiana                                      4
             Maryland                                      10
             Massachusetts                                 10
             Michigan                                      11
             Missouri                                       7
             Nevada                                         1
             Nebraska                                       2
             New Hampshire                                  2
             New Jersey                                     9
             New York                                       5
             North Carolina                                 2
             Ohio                                          11
             Pennsylvania                                   7
             Tennessee                                      2
             Texas                                         26
             Virginia                                       3
             Wisconsin                                      3
                                                         ----
                                                          222
                                                         ====

    Of the 226 Chuck E. Cheese's restaurants operated by the Company as of March 15, 1996, 212 were leased by the Company and 14 were owned by the Company. The leases of these restaurants will expire at various times from 1996 to 2009, as described in the table below.

         Year of                         Number of           Range of Renewal
        Expiration                      Restaurants           Options (Years)
        ----------                     -------------         ----------------
          1996                                14                None to 10
          1997                                23                None to 10
          1998                                23                None to 15
          1999                                20                None to 15
          2000 and thereafter                132                None to 20

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


Item 3.    Legal Proceedings.

     In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and The Hallwood Group Incorporated ("Hallwood") were named defendants. The plaintiffs in this lawsuit had alleged the individual defendants
(i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. Although the Company believes that the claims made were without merit, the Company has settled the lawsuit. On November 27, 1995, the Court issued an order for final judgement that approved the settlement of the suit and dismissed it with prejudice.

     In January 1994, the Company was named a defendant in a lawsuit brought in the Supreme Court of the state of New York, County of Queens, by Big Six Towers, Inc., in its purported capacity as a landlord to the Company with regard to a restaurant/entertainment center location in Queens County, New York, which the Company had contracted to lease from the plaintiff. The plaintiff alleged that the Company had breached the lease and was seeking total damages in excess of $4.0 million against the Company. Although the Company believes the claims made against it were without merit, the Company has settled the lawsuit. On December 29, 1995, the parties filed a stipulation of dismissal that accepted the settlement of the suit and dismissed it with prejudice.

     Certain other pending legal proceedings exist against the Company which the Company believes are not material in amount or have arisen in the ordinary course of its business.


Item  4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.


     As of March 15, 1996, there were an aggregate of 12,233,240 shares of the Company's Common Stock outstanding and approximately 4,364 stockholders of record.

     The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:


                                                    High                Low
                                                   ------              ------

        1995   - 1st  quarter                    $ 10 3/4            $  7 5/8
               - 2nd quarter                       12 1/4               8 3/4
               - 3rd quarter                       13 5/8              11
               - 4th quarter                       13 3/8              10 7/8


        1994   - 1st  quarter                     $15 1/4             $ 11 3/4
               - 2nd quarter                       14                    9 1/4
               - 3rd quarter                       11 1/4                7 1/4
               - 4th quarter                       9 1/8                 7 1/4



    The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 31, 1995 in the amount of $1.20 per share will be paid on March 31, 1996.

    The Company has not paid any dividends on its Common Stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.




                       1995        1994         1993        1992       1991
                      ------      ------       ------      ------     ------
                           (Thousands, except per share data)


Operating results (1)(2):

Revenues  . . . . . . $ 263,783    $268,515    $272,344    $253,444   $208,389
Costs and expenses. .   263,408     265,402     254,097     228,194    189,456
                       --------    --------    --------    --------    -------
Income before
  income taxes . . . .      375       3,113      18,247      25,250     18,933

  Income taxes:
   Current expense. . . .   701         869       1,751       1,161      1,050
   Deferred expense
     (benefit) . . . . . . (389)      1,568       4,605       8,586      6,285
                         ------      ------      ------     -------     ------
                            312       2,437       6,356       9,747      7,335
                         ------      ------      ------      ------     ------
   Net income . . . .  $     63   $     676   $  11,891    $ 15,503   $ 11,598
                         ======      ======      ======      ======     ======

Per Share (3):

Primary:
  Net income
   (loss) . . . . . . $   (.02)    $    .03    $    .86    $   1.11   $    .82
  Weighted average
    shares outstanding. 12,065       12,127      13,455      13,662     13,700
  Fully diluted:
  Net income (loss) . $   (.02)    $    .03    $    .86    $   1.11   $    .82
  Weighted average
    shares outstanding. 12,065       12,127      13,464      13,713     13,728

Cash flow data:
Cash provided by
   operations . . . . $ 27,810     $ 30,819     $ 44,905   $ 44,246   $ 36,097
Cash used in
  investing
  activities . . . .   (30,548)     (22,576)     (45,909)   (35,872)   (29,104)
 Cash provided by
   (used in) financing
   activities . . . .    5,946      (10,373)       2,053     (7,631)    (6,303)

Balance sheet data:
 Total assets . . . .$ 199,010    $ 188,308     $193,649    $173,217  $158,563
 Long-term obligations
   (including current
   portion and redeemable
   preferred stock) . . 39,244       33,223       29,816      17,743    21,360
 Shareholders' equity  126,487      125,515      136,647     132,167   115,500

Number of restaurants at year end:
Chuck E. Cheese's:
  Company operated. . .   226           226          215         182       159
  Franchise . . . . . .    93           106          110         113       113
                       ------        ------       ------      ------     ------
                          319           332          325         295       272
Monterey's Tex-Mex
  Cafe's                                              27          28        27
                      ------         ------       ------      ------    ------
                         319            332          352         323       299
                      ======         ======       ======      ======     ======


----------------------

(1)  Fiscal year 1992 was 53 weeks in length while fiscal years
1995, 1994, 1993, and 1991 were 52 weeks in length.

(2) Certain reclassifications of 1994, 1993, 1992 and 1991 amounts have been made to conform to the 1995 presentation.

(3) No cash dividends on common stock were paid in any of the years presented.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.


Results of Operations


1995 Compared to 1994
---------------------

       Revenues declined 1.8% to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased to $263.3 million in 1995 from $262.0 million in 1994 due to the net additions of 11 Company restaurants in 1994 and two Company restaurants in 1995. Sales from the Company's Chuck E. Cheese's restaurants which were open during all of 1995 and 1994 ("comparable store sales") declined 1.4% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.5 million in 1994.

       Income before income taxes decreased to $375,000 in 1995 from $3.1 million in 1994. Included in income before taxes in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants. Income before income taxes in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels. Net income declined to $63,000 in 1995 from $676,000 in 1994.

       A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.


                                           1995          1994           1993
                                          ------        ------         ------
Revenues  . . . . . . . . . . . . . .     100.0%        100.0%         100.0%
                                          ------        ------         ------
Costs and  expenses:
     Cost of sales. . . . . . . . . . . .  51.8%         51.3%          50.4%
     Selling, general and administrative   17.0%         17.6%          15.5%
     Depreciation and amortization          8.8%          9.7%           8.5%
     Interest expense . . . . . . . . . .   1.2%           .7%            .3%
     (Gain) loss on property transactions    .1%         (1.0%)           .2%
     Other operating expenses . . . . . .  21.0%         20.5%          18.4%
                                          ------        ------        ------
                                           99.9%         98.8%          93.3%
                                          ------        ------        ------
Income before income taxes. . . . . . . .    .1%          1.2%           6.7%
                                          ======        ======         ======


     Revenues
     --------

     Revenues decreased to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 4, 1994. Comparable store sales of Chuck
E. Cheese's restaurants which were open during all of both 1995 and 1994 declined by 1.4% between the years. Average annual sales per restaurant decreased to approximately $1,178,000 in 1995. Menu prices were comparable between the two years. The increasing number of completed repositioned restaurants resulted in a 2.3% increase in comparable store sales in the fourth quarter of 1995 compared to the same period of the prior year. This is the first quarter since 1992 that comparable store sales has increased from the prior year.

     Revenues from franchise fees and royalties decreased by 15.1% in 1995 compared to 1994 primarily due to a 6.2% decline in comparable franchise store sales for restaurants open all of 1995 and 1994, and a decline in the number of restaurants operated each year.
During 1995, one new franchise restaurant opened and 14 franchise restaurants closed.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues increased to 99.9% in 1995 from 98.8% in 1994.

     Cost of sales increased as a percentage of revenues to 51.8% in 1995 from 51.3% in 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.9% in 1995 from 18.2% in 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.9% in 1995 from 30.0% in 1994 primarily due to increased labor rates, reduced management turnover and the decline in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues decreased to 17.0% in 1995 from 17.6% in 1994 due primarily to a reduction in corporate overhead expenses.

     Depreciation and amortization expense as a percentage of revenues decreased to 8.8% in 1995 from 9.7% in 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated useful future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $2.3 million in 1995.

     Interest expense increased to $3.1 million in 1995 from $1.9 million in 1994 primarily due to an increase in interest rates and the Company's average outstanding debt between the periods.

     The Company had a net loss on property transactions of $136,000 in 1995 compared to a net gain on property transactions of $2.6 million in 1994. In 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $2.3 million in 1994. The loss was a result of the Company's decision to close one Chuck
E. Cheese's restaurant and the impairment in fair value of the fixed assets of ten Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics. The Company will consider possible relocation of some of the restaurants.

     Other operating expenses increased as a percentage of revenues to 21.0% in 1995 from 20.5% in 1994 primarily due to increased rent expense and the decline in comparable store sales.


     Net Income
     ----------

     In 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. The Company's net income decreased to $63,000 in 1995 from $676,000 in 1994 due to the changes in revenues and expenses as discussed
above.   The Company's primary and fully diluted earnings per share decreased to a loss per share of $.02 in 1995 from earnings per share of $.03 in 1994.


1994 Compared to 1993
---------------------

     Revenues declined 1.4% to $268.5 million in 1994 from $272.3 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased to $262.0 million in 1994 from $253.3 million in 1993 due to the net addition of 11 Company restaurants in 1994 and 33 Company restaurants in 1993. Sales from the Company's Chuck E. Cheese's restaurants which were open during all of 1994 and 1993 ("comparable store sales") declined 5.8% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined to $6.5 million in 1994 from $19.0 million in 1993 due to the sale of the Monterey's restaurants mentioned above.

     Income before income taxes decreased to $3.1 million in 1994 from $18.2 million in 1993. Included in income before income taxes for 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants. Income before income taxes in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. The decline in income is primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants.
A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.


     Revenues
     --------

     Revenues from the Company's Chuck E. Cheese's restaurants increased by 3.4% to $262.0 million in 1994 from $253.3 million in 1993 due to sales from new restaurants opened throughout 1994 and 1993. Comparable store sales of Chuck E. Cheese's restaurants which were open during all of both 1994 and 1993 declined by 5.8% between the years. Average annual sales per restaurant decreased to approximately $1,206,000 in 1994. Menu prices were comparable between the two years.

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

     Revenues from franchise fees and royalties decreased by 5.6% in 1994 compared to 1993 primarily due to a 6.4% decline in comparable franchise store sales for restaurants open all of 1994 and 1993, and a decline in the number of restaurants operated each year. During 1994, two new franchise restaurants opened and six franchise restaurants closed.

     Revenues from Monterey's Tex-Mex Cafe restaurants declined to $6.5 million in 1994 compared to $19.0 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994.


     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues increased to 98.8% in 1994 from 93.3% in 1993.

     Cost of sales increased as a percentage of revenues to 51.3% in 1994 from 50.4% in 1993. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 18.2% in 1994 from 18.0% in 1993 primarily due to increases in cheese costs and in costs relating to the enhancement of certain prize and merchandise items. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.0% in 1994 from 29.0% in 1993 primarily due to the decline in comparable store sales and enhancements in services provided to guests, including child security.

     Selling, general and administrative expenses as a percentage of revenues increased to 17.6% in 1994 from 15.5% in 1993 due primarily to increased advertising expense as a percentage of revenues. Corporate overhead costs were impacted by an increase of approximately $1.2 million primarily during the first three quarters of 1994 as a result of increasing the number of
operational regional and district managers.   Overhead costs were
also impacted in 1994 by an allowance for potential legal settlements.

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

     Other operating expenses increased as a percentage of revenues to 20.5% in 1994 from 18.4% in 1993 primarily due to increased rent, utility and property tax expenses as a percentage of revenues and the decline in comparable store sales.


     Net Income
     ----------

     In 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. In 1993, income tax expense was reduced approximately $971,000 primarily due to a non-recurring tax gain resulting from the increased valuation of the Company's deferred tax asset due to an increase in federal corporate income tax rates enacted in 1993. The Company's net income decreased to $676,000 in 1994 from $11.9 million in 1993 due
to the changes in revenues and expenses as discussed above.   The
Company's primary and fully diluted earnings per share decreased to $.03 per share in 1994 from $.86 per share in 1993.


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


Financial  Condition, Liquidity and Capital Resources

     Cash provided by operations declined to $27.8 million in 1995 from $30.8 million in 1994. Cash outflow from investing activities for 1995 was $30.5 million. Cash inflow from financing activities in 1995 was $5.9 million. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit or additional borrowings.

     In 1995, the Company refinanced its previous credit facility of $30.8 million expiring in January 1996 with an increased facility of $38 million. The new credit facility consists of certain term notes totalling $18 million with annual interest of 10.02% maturing in 2001, term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000, term loans of $5.0 million with annual interest equal to LIBOR plus 3.5% maturing in 1997 and a $5 million line of credit due June 1997 with interest provided at prime plus 1/2%, or at the Company's option, LIBOR plus 3%. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     The Company believes that the success of its facility and enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 restaurants under this program in 1994 and 76 restaurants in 1995 which is approximately 43% of all Company operated restaurants. The Company currently plans to reposition substantially all Company-operated restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

     The Company is implementing several strategies designed to strengthen the sales vitality of its existing restaurant base in what management believes is a competitive market. The Company is refining its marketing plan; the Company has accelerated its commitment of capital to existing stores; and the Company is limiting its new restaurant development to ensure that the sales vitality of the Company's existing restaurant base and new restaurant growth are both given appropriate priority. As a result of these strategies, comparable store sales increased 2.3% in the fourth quarter of 1995. The Company continues to experience increases in comparable store sales in 1996.

     The Company believes it will realize substantial benefit from utilization of approximately $67 million in net operating loss carryforwards to reduce its future federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2001. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2010. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the Company's results of operations do not improve, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization, resulting in a charge against income. Taxable income for the five years ending December 30, 1994 was $53 million. Based on current results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company-owned restaurants by the end of 1996, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

Item 8.  Financial Statements and Supplementary Data



                           SHOWBIZ PIZZA TIME, INC.
             YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994
                            AND DECEMBER 31, 1993

                                  CONTENTS





                                                                      Page
                                                                      -----

Independent auditors' report. . . . . . . . . . . . . . . . . . . . .   16

Consolidated financial statements:

     Consolidated balance sheets. . . . . . . . . . . . . . . . . . .   17

     Consolidated statements of earnings. . . . . . . . . . . . . . .   18

     Consolidated statements of shareholders' equity. . . . . . . . .   19

     Consolidated statements of cash flows. . . . . . . . . . . . . .   20

     Notes to consolidated financial statements . . . . . . . . . . .   21

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 29, 1995 and December 30, 1994 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 29, 1995 and December 30, 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1994.





DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1996

                         SHOWBIZ  PIZZA  TIME,  INC.
                        CONSOLIDATED  BALANCE  SHEETS
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                       (Thousands, except share data)


                                 ASSETS

                                             December 29,      December 30,
                                                 1995               1994
                                             -------------      -------------
Current assets:
    Cash and cash equivalents . . . . . . . .  $   5,589         $   2,381
    Accounts receivable, including receivables
    from related parties of $415 and $416,
      respectively. . . . . . . . . . . . . . .    3,327             3,361
    Current portion of notes receivable,
       including receivables from
       related parties of $327 and $300,
       respectively . . . . . . . . . . . . . .      608               529
    Inventories . . . . . . . . . . . . . . . .    3,589             3,107
    Prepaid expenses. . . . . . . . . . . . . .    2,781             2,900
    Current portion of deferred tax asset . . .    4,147             3,583
                                                 -------           -------

Total current assets . . . . . . . . . . . . .    20,041            15,861
                                                --------           -------
Investments in related parties. . . . . . . .        761               699
                                                --------           -------
Property and equipment. . . . . . . . . . . .    137,181           130,190
                                                --------         ---------
Deferred tax asset. . . . . . . . . . . . . .     28,582            29,414
                                                --------         ---------

Other assets:
    Notes receivable, less current portion,
       including receivables from
       related parties of $1,983 and $1,708,
       respectively . . . . . . . . . . . . . .    7,072             6,705
    Deferred charges, less amortization . . . .    2,599             2,083
    Other . . . . . . . . . . . . . . . . . . .    2,774             3,356
                                                 -------           -------
                                                  12,445            12,144
                                                 -------           -------
                                               $ 199,010         $ 188,308
                                                ========          ========


                           LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
    Current portion of long-term debt . . . .  $      95         $  10,060
    Accounts payable and
      accrued liabilities . . . . . . . . . .     29,836            26,545
                                                --------          --------
       Total current liabilities. . . . . . .     29,931            36,605
                                                --------          --------
Long-term debt, less current portion. . . . .     35,753            19,947
                                                --------          --------
Deferred credits. . . . . . . . . . . . . . .      3,443             3,025
                                                --------          --------
Other liabilities . . . . . . . . . . . . . .      1,391             1,314
                                                --------          --------
Commitments and contingencies
Redeemable preferred stock, $60 par
    value, redeemable for
    $2,974 in 2005. . . . . . . . . . . . . .      2,005             1,902
                                                --------          --------
Shareholders' equity:
    Common stock, $.10 par value;
       authorized 30,000,000 shares;
       14,290,061 and 14,337,235 shares
       issued, respectively . . . . . . . . .      1,429             1,434
    Capital in excess of par value. . . . . .    154,230           156,532
    Retained earnings . . . . . . . . . . . .      4,733             5,012
    Deferred compensation . . . . . . . . . .     (3,642)           (7,200)
    Less treasury shares of 2,072,784
       at both dates, at cost . . . . . . . .    (30,263)          (30,263)
                                                --------          --------
                                                 126,487           125,515
                                                --------          --------
                                               $ 199,010         $ 188,308
                                                ========          ========


                        See notes to consolidated financial statements.

                              SHOWBIZ PIZZA TIME, INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                          YEARS ENDED DECEMBER 29, 1995,
                        DECEMBER 30, 1994 AND DECEMBER 31, 1993
                           (Thousands, except per share data)


                                          1995          1994          1993
                                          ----          -----         -----

Food and beverage revenues. . . . . .  $182,376       $189,257       $197,090
Games and merchandise revenues. . . . .  76,969         74,331         70,242
Franchise fees and royalties. . . . . .   3,464          4,078          4,321
Interest income, including related
    party income of $222, $209,
    and $177, respectively. . . . . . .     872            688            346
Joint venture income. . . . . . . . . .     102            161            345
                                        -------       --------        -------
                                        263,783        268,515        272,344
                                      ---------       --------       --------
Costs and expenses:
    Cost of sales . . . . . . . . . .   136,700        137,729        137,343
    Selling, general and administrative
       expenses, including related party expenses
       of $125 in each year . . . . . .  44,794         47,263         42,129
    Depreciation and amortization        23,184         26,032         23,058
    Interest expense, including related party
       expense of $99 in 1993 . . . . .   3,118          1,861            797
    (Gain) loss on property
       transactions . . . . . . . . . .     136         (2,597)           675
    Other operating expenses. . . . . .  55,476         55,114         50,095
                                        -------        -------        -------
                                        263,408        265,402        254,097
                                       --------        -------        -------

Income before income taxes. . . . . . .     375          3,113         18,247

Income taxes:
  Current expense . . . . . . . . . . .     701            869          1,751
  Deferred (benefit) expense. . . . . .    (389)         1,568          4,605
                                        -------        -------        -------
                                            312          2,437          6,356
                                        -------       --------        -------
Net income. . . . . . . . . . . . . .  $     63       $    676       $ 11,891
                                        =======        =======        =======

Earnings per common and common equivalent share:
    Primary:
       Net income (loss). . . . . . .  $    (.02)    $     .03      $     .86
                                         =======       =======        =======
       Weighted average shares
         outstanding. . . . . . . . .     12,065        12,127         13,455
                                         =======       ========       =======

    Fully diluted:
       Net income (loss). . . . . . .  $    (.02)    $     .03      $     .86
                                         =======       =======        =======
       Weighted average shares
         outstanding. . . . . . . . .     12,065        12,127         13,464
                                         =======       =======        =======



                        See notes to consolidated financial statements.

                               SHOWBIZ PIZZA TIME, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           YEARS ENDED DECEMBER 29, 1995,
                        DECEMBER 30, 1994 AND DECEMBER 31, 1993
                          (Thousands, except per share data)


      Common              Capital in     Retained     Deferred      Treasury
      Stock               Excess of      Earnings     Compen-         Stock
 Shares     Par Value     Par Value     (Deficit)     sation     Shares   Cost
 -------     --------     ---------      -------      --------   ------  ------

Balances, Jan 1, 1993 . .

 12,965       $1,297       $143,219     $ (6,872)    $  (666)     212  $(4,811)

     Net income . . . . .
                                          11,891
     Redeemable preferred stock
        accretion . . . .                  (104)
     Redeemable preferred
        stock dividends,
        $4.80 per share . . . . . . . . .  (238)
     Stock options exercised. . . . . . .
     48           5            573
     Warrants exercised . . . . . . . . .
    855          85          1,435
     Stock grant plan . . . . . . . . . .
    414          41         12,000                    (12,000)
     Tax expense from exercise
       of stock options
       and stock grants . . . . . . . . .
                              (37)
     Treasury stock acquired. . . . . . .
                                                                  834  (11,939)
     Amortization of deferred
        compensation. . . . . . . . . . .
                                                      2,732
     Stock issued under
        401(k) plan . . . . . . . . . . .
     1                        36
------       -----       -------       ------         ------     -----   ------

Balances, Dec. 31, 1993 . . . . . . . . .

14,283      1,428        157,226        4,677        (9,934)    1,046  (16,750)

     Net income . . . . . . . . . . . . . 676
     Redeemable preferred
        stock accretion . . . . . . . . .(103)
     Redeemable preferred
        stock dividends,
        $4.80 per share . . . . . . . . .(238)
     Stock options exercised. . . . . . .
  54           6            234
     Tax expense from exercise
        of stock options
        and stock grants. . . . . . . . . .
                           (928)
     Treasury stock acquired. . . . . . . .
                                                                1,027  (13,513)
     Amortization of deferred
        compensation. . . . . . . . . . . . .        2,734
------     -----         -------       ------       -------    ------  -------
Balances, Dec. 30, 1994 . . . . . . . . . . .
14,337     1,434         156,532        5,012        (7,200)    2,073  (30,263)

     Net income . . . . . . . . . . . .    63
     Redeemable preferred
        stock accretion . . . . . . . .  (104)
     Redeemable preferred
        stock dividends,
        $4.80 per share . . . . . . . .  (238)
     Stock options exercised. . . . . .
   13         1              89
     Stock grant shares forfeited . . .
  (60)       (6)         (1,737)                       1,737
     Tax expense from exercise
        of stock options
        and stock grants. . . . . . . . .
                          (654)
     Amortization of deferred
        compensation. . . . . . . . . . .              1,821
------     ------      -------       ------           ------     -----   ------

Balances, Dec. 29, 1995 . . . . . . . . .

14,290     $1,429      $154,230     $  4,733       $(3,642)    2,073  $(30,263)
======     ======      ========      =======        =======    =====   =======


                          See notes to consolidated financial statements.

                                SHOWBIZ PIZZA TIME, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 29, 1995,
                        DECEMBER 30, 1994 AND DECEMBER 31, 1993
                                       (Thousands)



                                         1995           1994             1993
                                        ------         ------           ------
Operating activities:
  Net income. . . . . . . . . . . . . $     63        $    676         $11,891
  Adjustments to reconcile
    net income to cash provided by
    operations:
      Depreciation and amortization . . 23,184          26,032          23,058
      Deferred income tax
        expense (benefit) . . . . . . .   (389)          1,568           4,605
      (Gain) loss on property
        transactions. . . . . . . . . .    136          (2,597)            675
      Compensation expense under
        stock grant plan. . . . . . . .  1,821           2,734           2,756
      Other . . . . . . . . . . . . . .    418             619             399
      Net change in receivables,
        inventories, prepaids,
        payables and accrued
        liabilities . . . . . . . . . .  2,577           1,787           1,521
                                       -------          ------         -------
         Cash provided by operations    27,810          30,819          44,905
                                       -------         -------         -------

Investing activities:
  Purchases of property
    and equipment . . . . . . . . . .  (28,277)        (29,421)        (44,600)
  Proceeds from disposition
    of property and equipment . . . .       20           6,725             250
  Payments received on
    notes receivable. . . . . . . . .    2,503           2,992             978
  Additions to notes
    receivable. . . . . . . . . . . .   (3,047)         (2,169)           (724)
  Change in deferred charges,
    investments and other assets. . .   (1,747)           (703)         (1,813)
                                        -------         -------         -------
      Cash used in investing
        activities. . . . . . . . . .  (30,548)        (22,576)        (45,909)
                                       -------         -------         -------

Financing activities:
  Proceeds from line of credit. . . .   38,895           8,535          24,050
  Payments on line of credit. . . . .  (32,995)         (5,235)        (10,550)
  Reduction of debt and capital
    lease obligations, including
    payments to related parties
    of $1,658 in 1993 . . . . . . . .      (59)            (47)         (1,692)
  Redeemable preferred
    stock dividends . . . . . . . . .     (238)           (238)           (238)
  Acquisition of treasury
    stock . . . . . . . . . . . . . .                  (13,513)        (11,939)
  Exercise of stock options
    and warrants, including
    exercise by a related party
    of $1,488 in 1993 . . . . . . . .       90             240           2,098
  Other . . . . . . . . . . . . . . .      253            (115)            324
                                        ------         -------         -------
      Cash provided by (used in)
        financing activities. . . . .    5,946         (10,373)          2,053
                                       -------         -------         -------

Increase (decrease) in
  cash and cash equivalents . . . . .    3,208          (2,130)          1,049
Cash and cash equivalents,
  beginning of year . . . . . . . . .    2,381           4,511           3,462
                                       -------         -------         -------
Cash and cash equivalents,
  end of year . . . . . . . . . . . . $  5,589        $  2,381       $   4,511
                                       =======         =======         =======


                  See notes to consolidated financial statements.

                                SHOWBIZ PIZZA TIME, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED DECEMBER 29, 1995,
                        DECEMBER 30, 1994 AND DECEMBER 31, 1993


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

     Fiscal year:

         The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1995, 1994 and 1993 are for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993, respectively. Fiscal years 1995, 1994 and 1993 were each 52 weeks in length.

     Basis of consolidation:

         The consolidated financial statements include the accounts of the Company and BAC. All significant intercompany accounts and transactions have been eliminated.

     Cash and cash equivalents:

         Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the date of purchase by the Company.

     Inventories:

         Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first-out basis.

     Property and equipment, depreciation and amortization:

         Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method. During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets (Note 5). As a result of this change, income before income taxes increased approximately $2.3 million, net income increased approximately $1.4 million and earnings per share increased approximately $.12 in 1995.

         Deferred charges and related amortization:

         Loan costs are deferred and amortized over the term of the respective agreements. Franchise rights are amortized over the remaining life of the franchise agreements. In the fourth quarter of 1994, the Company revised its estimate of the future benefit for preopening expenses. As a result, the Company expensed all unamortized preopening expenses of approximately $900,000. The Company now expenses all preopening expenses as incurred. Previously, preopening expenses were amortized over a two year period. Other deferred charges are amortized over various periods of up to five years. All amortization is provided by the straight-line method.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       YEARS ENDED DECEMBER 29, 1995,
                  DECEMBER 30, 1994 AND DECEMBER 31, 1993


1.       Summary  of  significant  accounting  policies (continued):

     Franchise fees and royalties:

         The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

     Impairment of intangibles and long-lived assets:

         Impairment losses are recognized if the future cash flows expected to be generated by intangibles and long-lived assets are less than the carrying value of the assets. The impairment loss is equal to the amount by which the carrying value of the assets exceeds the fair value of the assets.

     Reclassifications:

         In 1995, the Company adopted the single step format for presenting its Consolidated Statements of Earnings. Certain reclassifications of 1994 and 1993 amounts have been made to conform to the 1995 presentation.

     Use of estimates and assumptions:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used in determining the realization of the deferred tax asset, the liability for self-insured reserves and the collectibility of receivables. Actual results could differ from those estimates.

     Accounting for stock-based compensation:

         The Company has elected to not apply the accounting provisions of the Statement of Financial Accounting Standards No. 123
     "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board.


2.       Significant transactions:

         Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company. Due to the Company's substantial equity interest, the acquiring company is a related party subsequent to the transaction. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.5 million in 1994. Income before income taxes was $6.3 million in 1994 including a gain of $5.5 million from the sale.

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

3.       Accounts receivable:


                                                   1995             1994
                                                  -------           ------
                                                        (thousands)

     Trade. . . . . . . . . . . . . . . . . . . .$   516           $   382
     Other. . . . . . . . . . . . . . . . . . . .  2,886             3,454
                                                 -------           -------
                                                   3,402             3,836
     Less allowance for
       doubtful collection. . . . . . . . . . . .    (75)             (475)
                                                 -------            -------
                                                 $ 3,327            $ 3,361
                                                 =======            =======



                                SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         YEARS ENDED DECEMBER 29, 1995,
                       DECEMBER 30, 1994 AND DECEMBER 31, 1993


4.       Notes receivable:

         The Company's notes receivable at December 29, 1995 and December 30, 1994 arose principally as a result of the sale of restaurants, lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 19), and advances to franchisees, joint ventures and
     managed properties.   All obligors under the notes receivable
     are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2000, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $354,000 and $139,000 at December 29, 1995 and December 30, 1994, respectively.


5.       Property  and  equipment:

     In 1995, the Company changed its estimate of the useful lives of certain fixed assets.


                                 Previous     New
                                  Lives      Lives            1995       1994
                                 ------      ------           -----     ------
                                      (in years)              (thousands)

 Land and improvements. . . . .  0 - 10     0 - 20          $  4,630   $  4,650
 Leasehold improvements . . . .  4 - 15     4 - 20           118,041    107,928
 Buildings and improvements . .  4 - 25     4 - 25             8,789      8,789
 Furniture, fixtures
   and equipment. . . . . . . .  2 - 10     2 - 15            97,703     87,756
 Property leased under
   capital leases (Note 8).     10 - 15    10 - 15             1,328      1,328
                                                             -------   -------
                                                             230,491    210,451
 Less accumulated depreciation
   and amortization . . . . . . . . . . . . . . . . . .      (94,781)   (81,805)
                                                            --------    -------
                                                             135,710    128,646
 Construction in progress . . . . . . . . . . . . . .          1,471      1,544
                                                             -------    -------
                                                           $ 137,181  $ 130,190
                                                            ========    =======


6.       Deferred charges:


                                                 1995              1994
                                                ------            ------
                                                       (thousands)

     Franchise rights . . . . . . . . . . . .   $ 5,000           $ 5,000
     Loan costs . . . . . . . . . . . . . . .     1,223               434
     Other. . . . . . . . . . . . . . . . . .       579               557
                                                 ------            ------
                                                  6,802             5,991
     Less accumulated amortization. . . . . .    (4,203)           (3,908)
                                                 ------            ------
                                                $ 2,599           $ 2,083
                                                 ======            ======


7.       Accounts  payable  and  accrued  liabilities:

                                                    1995              1994
                                                   -----             -----
                                                          (thousands)

     Accounts payable . . . . . . . . . . . . . .  $ 12,851          $ 10,819
     Salaries and wages . . . . . . . . . . . . .     4,215             3,990
     Insurance. . . . . . . . . . . . . . . . . .     8,805             7,670
     Taxes, other than income . . . . . . . . . .     2,561             2,528
     Other. . . . . . . . . . . . . . . . . . . .     1,404             1,538
                                                     ------            ------
                                                   $ 29,836          $ 26,545
                                                     ======            ======



                                  SHOWBIZ PIZZA TIME, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               YEARS ENDED DECEMBER 29, 1995,
                        DECEMBER 30, 1994 AND DECEMBER 31, 1993


8.       Leases:

         The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of seven to 30 years with various renewal options.

        Following is a summary of property leased under capital leases:


                                                   1995             1994
                                                   -----            -----
                                                         (thousands)

        Buildings and improvements. . . . . . .  $ 1,328           $ 1,328
        Less accumulated depreciation . . . . .     (877)             (771)
                                                  ------             -----
                                                 $   451           $   557
                                                  ======             =====

PAGE 25

         Scheduled annual maturities of the obligations for capital and operating leases as of December 29, 1995, are:



    Years                                        Capital      Operating
   ------                                         --------    ---------
                                                       (thousands)

     1996 . . . . . . . . . . . . . . . . . . .  $ 292         $ 26,755
     1997 . . . . . . . . . . . . . . . . . . .    292           24,182
     1998 . . . . . . . . . . . . . . . . . . .    256           21,271
     1999 . . . . . . . . . . . . . . . . . . .    184           19,087
     2000 . . . . . . . . . . . . . . . . . . .    184           17,223
     2001-2009 (aggregate payments) . . . . . .  1,055           39,317
                                                ------          -------
     Minimum future lease payments               2,263         $147,835
                                                               ========

     Less amounts representing interest . . . . (1,115)
                                               -------
     Present value of future
        minimum lease payments. . . . . . . . .  1,148
     Less current portion                          (95)
                                                ------
                                               $ 1,053
                                               =======

         Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

         The Company's rent expense is comprised of the following:


                                     1995           1994           1993
                                     -----          -----          -----
                                              (thousands)

     Minimum. . . . . . . . . . . .  $28,730        $28,003        $25,305
     Contingent . . . . . . . . . .      146            216            185
                                      ------         ------         ------
                                     $28,876        $28,219        $25,490
                                      ======        =======        =======


                            SHOWBIZ PIZZA TIME, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        YEARS ENDED DECEMBER 29, 1995
                  DECEMBER 30, 1994 AND DECEMBER 31, 1993


9.       Long-term debt:



                                                          1995       1994
                                                          -----     -----
                                                            (thousands)

Term loan, 10.02%, due
  June 2001 . . . . . . . . . . . . . . . . . . . . .  $ 18,000
Term loan, LIBOR plus
  3.5%, due June 2000 . . . . . . . . . . . . . . . . .  10,000
Term loans, LIBOR plus
  3.5%, due October 1997. . . . . . . . . . . . . . . .   5,000

Revolving bank loan, prime
  plus 1/2% or LIBOR plus 3%,
  due June 1997 . . . . . . . . . . . . . . . . . . . .   1,700
Revolving bank loan, prime
  plus 1% to 2.75%, due
  January 1996. . . . . . . . . . . . . . . . . . . . .             $ 28,800
Obligations under capital
  leases (Note 8) . . . . . . . . . . . . . . . . . . . . 1,148        1,207
                                                         ------      -------
                                                         35,848       30,007
Less current portion. . . . . . . . . . . . . . . . . .     (95)     (10,060)
                                                        -------      -------
                                                       $ 35,753      $19,947
                                                        =======       ======


         In 1995, the Company refinanced its previous credit facility of $30.8 million expiring in January 1996 with an increased facility of $38 million. The new credit facility consists of certain term notes totalling $33 million and a $5 million revolving loan agreement. A 3/8% annual commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

         As of December 29, 1995, scheduled annual maturities of all long-term debt (exclusive of obligationsd under capital leases) are $6.7 million in 1997, $10 million in 2000 and $18 million in 2001.


10.      Commitments and contingencies:

         The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 29, 1995, such guarantees aggregated approximately $586,000.


11.      Litigation:

         The Company is involved in litigation arising in the normal course of its business. Based on information presently available, the Company believes there will be no material effects on the Company's financial position, results of operations or cash flows as a result of such litigation.


12.      Redeemable preferred stock:

         As of December 29, 1995, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 29, 1995, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                          SHOWBIZ PIZZA TIME, INC.
          NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       YEARS ENDED DECEMBER 29, 1995,
                   DECEMBER 30, 1994 AND DECEMBER 31, 1993


13.      Earnings per common share:

         Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

         Earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                         1995           1994           1993
                                        ------         ------         ------

     Net income . . . . . . . . . . .   $    63        $   676        $11,891
     Accretion of redeemable
       preferred stock. . . . . . . .      (104)          (103)          (104)
     Redeemable preferred
       stock dividends. . . . . . . .      (238)          (238)          (238)
                                         ------         ------          -----
     Adjusted income (loss)
       applicable to common shares. . .  $ (279)       $   335        $11,549
                                         ======         ======         ======

     Primary:
         Weighted average common
           shares outstanding . . . . .  12,065         12,078         12,816
         Common stock equivalents:
         Stock purchase warrants. . . .                                   426
         Other. . . . . . . . . . . . .                     49            213
                                        -------        -------        -------
         Weighted average shares
           outstanding. . . . . . . . .  12,065         12,127         13,455
                                        =======        =======        =======
         Earnings (loss) per common
           and common equivalent share.$   (.02)      $    .03       $    .86
                                        =======        =======        =======

     Fully Diluted:
         Weighted average common
           shares outstanding . . . . .  12,065         12,078         12,816
         Common stock equivalents:
         Stock purchase warrants. . . .                                   426
         Other. . . . . . . . . . . . .                     49            222
                                        -------        -------        -------
         Weighted average shares
           outstanding. . . . . . . . .   12,065         12,127         13,464
                                         =======        =======        =======
         Earnings (loss) per common
           and common equivalent share. $   (.02)      $    .03       $    .86
                                         =======        =======        =======




14.      Franchise fees and royalties:

         At December 29, 1995, 93 Chuck E. Cheese's restaurants were operated by a total of 57 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

         Initial franchise fees included in revenues were $98,000, $315,000 and $82,500 in 1995, 1994 and 1993, respectively.


15.      Cost of sales:


                                        1995          1994            1993
                                       ------        ------          ------
                                                (thousands)

     Food, beverage and
       related supplies . . . . . .  $ 43,412      $ 46,328        $ 48,435
     Games and merchandise. . . . .    13,285        12,369          11,375
     Labor          . . . . . . . .    80,003        79,032          77,533
                                      -------       -------         -------
                                     $136,700      $137,729        $137,343
                                      =======       =======         =======


                             SHOWBIZ PIZZA TIME, INC.
             NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993


16.      Income taxes:

     The significant components of income tax expense are as follows:



                                           1995          1994         1993
                                          ------        ------       ------
                                                   (thousands)

     Current expense. . . . . . . . . .   $  701        $  869      $ 1,751
     Deferred expense:
       Utilization of operating
         loss carryforwards . . . . . .    1,138         2,204        6,078
       Net tax benefits from
         exercise of stock
         options and stock grants . . . .   (654)         (928)         (37)
       Increase in valuation of
         deferred tax asset . . . . . . .                              (971)
       Allowance for tax credit
         carryforwards expiring in 1997 .                1,104
       Tax credits. . . . . . . . . . . .   (127)         (237)        (465)
       Other (primarily temporary
         differences related to
         depreciation) . . . . . . . . .    (746)         (575)
                                         -------       -------      -------
                                         $   312       $ 2,437      $ 6,356
                                         =======       =======      =======


          At December 29, 1995, the Company has recorded a deferred tax asset of approximately $33.0 million reflecting the $24.7 million tax effect of $67.0 million in net operating loss carryforwards, $7.3 million in tax credit carryforwards and tax effected net taxable deductions of $796,000. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Tax credit carryforwards can be utilized only after all net operating loss carryforwards have been realized. In 1994, the Company recorded a valuation allowance of $1.1 million for tax credit carryforwards which are estimated to expire in 1997. Although realization is not assured, the Company believes it is more likely than not that the deferred tax asset will be realized.
     The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

         As of December 29, 1995, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $548,000, respectively, and alternative minimum tax credits of $1,513,000.

         In August 1993, new federal tax legislation was enacted that increased the Company's federal tax rate to 35% effective
     December 31, 1993. As a result, the Company's deferred tax asset and net income were increased by approximately $971,000 and deferred tax expense decreased in the same amount.

         A schedule of expiring NOL's and tax credits by fiscal year are as follows:


                                                          Amount
                                                    ---------------------
  Years                                              NOL's     Tax Credits
----------                                         --------    ----------
                                                         (thousands)


   1997 . . . . . . . . . . . . . . . . . . . . .                 $  1,104
   1998 . . . . . . . . . . . . . . . . . . . . .                    4,007
   1999 . . . . . . . . . . . . . . . . . . . . .  $34,000             395
   2000 . . . . . . . . . . . . . . . . . . . . .   19,000             149
   2001 . . . . . . . . . . . . . . . . . . . . .   14,000              19
   2002 - 2010. . . . . . . . . . . . . . . . . .                      132
                                                   -------         -------
                                                   $67,000        $  5,806
                                                   =======        =======

         The Company's alternative minimum tax credits have no expiration date.

                        SHOWBIZ PIZZA TIME, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    YEARS ENDED DECEMBER 29, 1995,
              DECEMBER 30, 1994 AND DECEMBER 31, 1993


16.      Income taxes (continued):

         Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 29, 1995, no limitation of such carryforwards has occurred.

         A reconciliation of the statutory rate to taxes provided is as follows:

                                               1995        1994         1993
                                              ------       -----        -----
                                                       (thousands)

     Statutory rate . . . . . . . . . . . .   34.0%        34.0%        35.0%
     State income taxes . . . . . . . . . .  106.1%        14.8%         5.1%
     Increase in valuation
        of deferred tax asset . . . . . . .                             (5.3%)
     Allowance for tax credit carryforwards .              35.5%
     Tax credits earned . . . . . . . . . .  (33.9%)       (6.9%)       (2.6%)
     Other. . . . . . . . . . . . . . . . .  (23.0%)         .9%         2.6%
                                            -------       ------      -------
     Income taxes provided. . . . . . . . .   83.2%        78.3%        34.8%
                                            =======       ======      =======


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


18.       Supplemental cash flow information:


                                              1995         1994         1993
                                             ------       ------       ------
                                                     (thousands)
     Cash paid during the year for:
          Interest. . . . . . . . . . . . . $ 3,055      $ 1,781      $  912
          Income taxes  . . . . . . . . . .     801        1,389       1,769

     Supplemental schedule of noncash
       investing and financing activities:
          Notes received in connection
          with the disposition of property
          and equipment . . . . . . . . . .                4,650
          Investment received in connection
             with the disposition of
             property and equipment . . . .                  438
          Notes and accounts receivable
             canceled in connection with the
             acquisition of property
             and equipment . . . . . . . . .   483


19.       Related party transactions:

          The Hallwood Group, Incorporated ("Hallwood") is the beneficial owner of approximately 14.6% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company and Integra - A Hotel and Restaurant Company ("Integra").

                         SHOWBIZ PIZZA TIME, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    YEARS ENDED DECEMBER 29, 1995,
                DECEMBER 30, 1994 AND DECEMBER 31, 1993


19.       Related party transactions (continued):

          In December 1993, the Company fully repaid approximately $1.7 million in a term loan payable to a third party assigned by Integra. The Company made annual payments to Hallwood of $125,000 for consulting services in 1995, 1994, and 1993. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building subleased to Integra with a fair value of approximately $120,000 per year. Integra vacated this space in 1995.

          The Company paid $99,000 in interest to Integra for 1993.

          In 1993, Hallwood and its affiliate exercised warrants to purchase 835,873 shares of common stock. The exercise price of the warrants was $1.78 per share.

          During 1993, the Company advanced $30,000 to joint ventures in which the Company has a 50% interest or less. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from joint ventures of approximately $410,000 and $393,000 at December 29, 1995 and December 30, 1994, respectively.

          In September 1990, the Company entered into an agreement to grant the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association") a $2.0 million line of credit, at prime. In December 1993, the Company granted the Association a $1.0 million line of credit, at prime, for advertising production. In November 1994, available borrowings under the lines of credit were reduced to a total of $2.4 million at an annual interest rate of prime plus 1/2%. In December 1995, the lines were renegotiated to provide the Association with available borrowings of $3,750,000 at 10.5% which expire December 31, 1996. The Association was established to develop and improve entertainment attractions and produce system wide advertising. Two officers of the Association are also officers of the Company. At December 29, 1995, approximately $1,869,000 was outstanding under these lines of credit. The Company also had a miscellaneous account receivable from the Association of $5,000 and $22,000 at December 29, 1995 and December 30, 1994, respectively.


20.       Employee benefit plans:

          The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors and c) a stock grant plan.

          In 1995, the Company increased the number of shares of the Company's common stock which may be issued under its employee stock option plan by 500,000 shares to an aggregate of 1,848,025 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

          In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 100,000 shares. Options are granted at the fair market value of the Company's common stock at the date of grant.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 YEARS ENDED DECEMBER 29, 1995,
          DECEMBER 30, 1994 AND DECEMBER 31, 1993


20.       Employee benefit plans (continued):



                                   1995             1994               1993
                                  ------           ------             ------

     Options outstanding,
       beginning of year. . . .  506,635           372,662            276,297
          Granted . . . . . . .  261,240           341,500            158,800
          Exercised . . . . . .  (12,826)          (51,714)           (47,885)
          Terminated. . . . . . (189,088)         (155,813)           (14,550)
                                 -------           -------            -------
     Options outstanding,
       end of year
       ($2.45-$33.50 per share). 565,961           506,635            372,662
                                 =======           =======            =======

     Options:
          Exercisable . . . . .  135,349           175,317            261,490
          Available for grant .  699,719           171,871            357,558


          The options granted in 1995 are at exercise prices ranging from $8.50 to $11.88 per share. In January 1996, the Company granted 180,661 additional options at an exercise price of $12.43 per share.

          The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,145,758 shares. An aggregate of 414,508 shares were awarded pursuant to the plan in 1993. None were awarded in 1995 and 1994. Compensation expense recognized by the Company pursuant to this plan was $1,821,000, $2,734,000 and $2,756,000 in 1995, 1994 and 1993, respectively. All shares are subject to forfeiture upon termination of the participant's employment by the Company over vesting periods ranging from 2 years to 6 years. The shares are nontransferable during the vesting periods.

          As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993. In 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 60,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan.
     As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately
     $1.7 million. The deferred compensation is amortized over the compensated periods of service through 1997.

          The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. In 1993, the Company made a contribution of approximately $36,000 in common stock for the 1992 plan year. No contributions were made for the 1994 and 1993 plan year. The Company plans to contribute $23,000 in common stock for the 1995 plan year 1995.

                  SHOWBIZ PIZZA TIME, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               YEARS ENDED DECEMBER 29, 1995,
          DECEMBER 30, 1994 AND DECEMBER 31, 1993


21.       Quarterly results of operations (unaudited):

          The following summarizes the unaudited quarterly results of operations for the years ended December 29, 1995 and December 30, 1994 (thousands, except per share data).


                                  Fiscal year ended December 29, 1995
                           -----------------------------------------------
                        March 31         June 30       Sept. 29       Dec. 29
                         -------         -------        -------       -------

 Revenues . . . . . . . $  72,751       $ 62,643       $  66,976    $  61,413
 Income (loss) before
   income taxes . . . .     4,266         (1,963)            287       (2,215)
 Net income (loss). . .     2,565         (1,180)             61       (1,383)

 Per Share:
   Primary and fully diluted:
   Net income (loss). . .$    .21       $   (.10)       $    .00     $   (.12)


                                   Fiscal year ended December 30, 1994
                          -------------------------------------------------
                        April 1          July 1       Sept. 30       Dec. 30
                        -------         -------        -------       -------

 Revenues . . . . . .  $   76,469      $   64,175       $ 68,502     $ 59,369
 Income (loss) before
   income taxes . . .       5,481           2,255          1,696       (6,319)
 Net income (loss). .       3,425           1,248          1,024       (5,021)

  Per Share:
    Primary and fully diluted:
    Net income (loss). .$    .27      $      .10       $    .08      $   (.42)



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

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 29, 1995 and December 30, 1994, and for each of the three years in the period ended December 29, 1995 and have issued our report thereon dated February 23, 1996; such report which discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 1996

SCHEDULE   II

                     SHOWBIZ  PIZZA  TIME, INC.
            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


       Column A      Column B     Column C      Column D     Column E
-------------------------------------------------------------------------
                                   Additions
                                    charged
                    Balance at      to costs                  Balance at
                   beginning of       and                       end of
   Description      of period       expenses    Deductions      period

===========================================================================
                                (Thousands)


Allowance for doubtful accounts:
Years ended:

Dec. 29, 1995. . . . $    475                   $   400 (A)       $    75
                        =====                       ======          =====
Dec. 30, 1994. . . . $    266      $   209                        $   475
                        =====        =====                          =====
Dec. 31, 1993. . . . $    150      $   116                        $   266
                        =====        =====                          =====


Accumulated amortization -- deferred charges:
  Years ended:

  Dec. 29, 1995. . . $  3,909      $  1,781       $  1,487 (B)    $ 4,203
                      =======        ======          =====          ======
  Dec. 30, 1994. . . $  6,307      $  2,854       $  5,252 (B)     $ 3,909
                       ======        ======          =====          ======
  Dec. 31, 1993. . . $  7,789      $  2,110       $  3,592 (B)     $ 6,307
                       ======        ======          =====          ======

Reserve for uncollectible notes receivable:
 Years ended:

  Dec. 29, 1995. . .  $  139         $   215                        $  354
                       =====          ======                        ======
  Dec. 30, 1994  . .                 $   139                        $  139
                                      ======                         =====
  Dec. 31, 1993  . .  $  320                         320(C)
                       =====                         ======

__________

        (A)   Settlement of previously reserved accounts.
        (B)   Write-off of deferred charges.
        (C)   Adjustment to notes receivable reserve.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.


        None.


                             P A R T   I I I




Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1996 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 11.  Executive Compensation.

         The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1996 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

        The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1996 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 13.  Certain Relationships and Related Transactions.

        The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1996 annual meeting of stockholders and is incorporated herein by reference thereto.

                                   P A R T   I V


Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

   (a) The following documents are filed as a part of this report:

          (1)       Financial Statements and Supplementary Data:

                 Independent auditors' report.
                 ShowBiz Pizza Time, Inc. consolidated financial statements:
                    Consolidated balance sheets as of December 29, 1995 and December 30, 1994.
                    Consolidated statements of earnings for the years ended December 29, 1995, December 30, 1994, and
                    December 31, 1993.
                    Consolidated statements of shareholders' equity for the years ended December 29, 1995, December 30, 1994, and December 31, 1993.
                    Consolidated statements of cash flows for the years ended December 29, 1995, December 30, 1994, and December 31, 1993.
                    Notes to consolidated financial statements.

          (2)       Financial Statement Schedules:

                        ShowBiz Pizza Time, Inc.
                        ------------------------

                 II --- Valuation and qualifying accounts and reserves.

(3)           Exhibits:


--------
EXHIBITS
--------

Exhibit
Number         Description

3(a) Restated Articles of Incorporation of the Company, dated May
     29, 1992 (filed as Exhibit 3(a) to the Company's Annual
     Report on Form 10-K for the year ended January 1, 1993, and incorporated herein by reference).

3(b) Restated Bylaws of the Company, dated August 16, 1994 (filed
     as Exhibit 3   to the Company's Quarterly Report on Form 10-Q
     for the quarter ended September 30, 1994, and incorporated herein by reference).

3(c) Amendment to the Bylaws, dated May 5, 1995 (filed as Exhibit
     3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

4(a) Specimen form of certificate representing $.10 par value
     Common Stock (filed as Exhibit 4(a) to the Company's Annual
     Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

4(b) Specimen form of certificate representing $60 par value Class
     A Preferred Stock (filed as Exhibit 4(b) to the Company's
     Annual Report on Form 10-K for the year ended December 28,
     1990, and incorporated herein by reference).

10(a)(1)
     Amended and Restated Employment Agreement dated April 14, 1993, between the Company and Richard M. Frank (filed as
     Exhibit 10(a)(8) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993, and incorporated herein by reference).

10(a)(2)
     Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(5) to the
     Company's Annual Report on Form 10-K for the year ended
     December 27, 1991, and incorporated herein by reference).

10(a)(3)
     Amendment to Consulting Agreement dated January 29, 1992, amending the Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(a)(4)
     Stock Grant Trust Agreement dated January 29, 1992, among the Company,Richard M. Frank, Ronald F. Saupe and Kevin J.
     Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual
     Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(b)
     Employment Agreement dated January 4, 1994, between the
     Company and Michael H. Magusiak (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
     December 31, 1993, and incorporated herein by reference).

10(c)(1)
     Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(a)(1) to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

10(c)(2)
     Specimen form of Contract under the Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

10(d)(1)
     Stock Grant Plan of the Company, as amended to date (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10(d)(2)
     Specimen form of Certificate of Participation to certain participants under the Stock Grant Plan of the Company (filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 29, 1989, and incorporated herein by reference).

10(e)
     Financial and Management Consulting Services Agreement between the Company and The Hallwood Group Incorporated (filed as
     Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 30,1988, and incorporated herein by reference).

10(f)
     Stock Purchase and Registration Agreement dated as of May 5, 1992, among the Company, The Hallwood Group Incorporated and certain shareholders of the Company (filed as Exhibit 28 to the Company's Registration Statement on Form S-3 (No. 33-48307) and incorporated herein by reference).

10(g)
     Note Purchase Agreement dated June 15, 1995, between Allstate Life Insurance Company, Connecticut Mutual Life Insurance Company, C M Life Insurance Company, MassMutual Corporate Value Partners Limited,Massachusetts Mutual Life Insurance Company, Modern Woodmen of America, and the Company (filed as
     Exhibit 10 (a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(h)
     10.02% Series A Senior Note Due 2001, in the stated amount of $10,000,000.00, dated June 15, 1995, between Allstate Life Insurance Company and the Company (filed as Exhibit 10 (b)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(i)(1)

     10.02% Series A Senior Note Due 2001, in the stated amount of$1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as
     Exhibit 10 (c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(i)(2)
     10.02% Series A Senior Note Due 2001, in the stated amount of$1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as
     Exhibit 10 (c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(i)(3)
     10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between Connecticut Mutual LifeInsurance Company and the Company (filed as Exhibit 10
     (c)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(j)(1)
     10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(j)(2)
     10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(k)(1)
     Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company
     (filed as Exhibit 10 (e)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(k)(2)
     Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company
     (filed as Exhibit 10 (e)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(k)(3)
     Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between
     Massachusetts Mutual Life     Insurance Company and the
     Company (filed as Exhibit 10 (e)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, and incorporated herein by reference).

10(l)
     Floating Rate Series B Senior Note Due 2000, in the stated amount of $4,000,000.00, dated June 15, 1995, between MassMutual Corporate Value Partners Limited (I/N/O Webell & Co.) and the Company (filed as Exhibit 10(f)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(m)
     Floating Rate Series A Senior Note Due 2001, in the stated amount of $3,000,000.00, dated June 15, 1995, between Modern Woodmen of America and the Company (filed as Exhibit 10
     (g)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(n)(1)

     Loan Agreement in the stated amount of $5,000,000.00, dated
     June 27, 1995, between Bank One, Texas, N.A. and the Company
     (filed as Exhibit 10 (h)(1)to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(n)(2)
     Revolving Credit Note in the stated amount of $5,000,000.00, dated June 27,1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(h)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).


10(o)
     Non-Statutory Stock Option Plan (filed as Exhibit A to the
     Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(p)
     Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of
     Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(q)(1)
     Specimen form of the Company's current Franchise Agreement
     (filed as Exhibit10(d)(1) to the Company's Annual Report on
     Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(q)(2)
     Specimen form of the Company's current Development
     Agreement (filed as Exhibit 10(d)(2) to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10(r)(1)
     Note Purchase Agreement dated October 10, 1995, between BFC
     Bank (Cayman) Ltd. and the Company.

10(r)(2)
     Modification and Waiver to Note Purchase Agreement, in the stated amount of $2,500,000.00, dated October 12, 1995, between BFC Bank (Cayman) Ltd.and the Company.

10(r)(3)
     Floating Rate Series C Senior Note Due 1997, in the stated amount of $2,500,000.00, dated October 12, 1995, between BFC
     Bank (Cayman) Ltd.and the Company.

10(s)(1)
     Note Purchase Agreement dated October 10, 1995, between Neue
     Bank, AG and the Company.

10(s)(2)
     Modification and Waiver to Note Purchase Agreement, in the stated amount of $2,500,000.00, dated October 24, 1995, between Neue Bank, AG and the Company.

10(s)(3)
     Floating Rate Series C Senior Note Due 1997, in the stated amount of $2,500,000.00, dated November 2, 1995, between Neue Bank, AG and the Company.

10(t)(1)
     Entertainment Operating Fund Line of Credit, in the stated amount of $1,000,000.00, dated November 15, 1995, between International Association of ShowBiz Pizza Time Restaurants,
     Inc. and the Company.

10(t)(2)
     Entertainment Operating Fund Promissory Note, in the stated amount of $1,000,000.00, dated November 15, 1995, between International Association of ShowBiz Pizza Time Restaurants,
     Inc. and the Company.

10(u)(1)
     National Advertising Production Line of Credit, in the stated amount of $750,000.00, dated November 15, 1995, between International Association of ShowBiz Pizza Time Restaurants,
     Inc. and the Company.

10(u)(2)
     National Advertising Production Promissory Note, in the stated amount of $750,000.00, dated November 15, 1995, between International Association of ShowBiz Pizza Time Restaurants,
     Inc. and the Company.

10(v)(1)
     National Media Fund Line of Credit, in the stated amount of $2,000,000.00,dated November 15, 1995, between International
     Association of ShowBizPizza Time Restaurants, Inc. and the
     Company.

10(v)(2)
     National Media Fund Promissory Note, in the stated amount of $2,000,000.00, dated November 15, 1995, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the
     Company.

21  --  List of Shareholders

23  --  Independent Auditor's Consent

--------------

(b) Reports on Form 8-k:

No reports on Form 8-k were fied in the fourth quarter of 1995.


(c) Exhibits pursuant to Item 601 of Regulation S-K:

Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under each instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to gurnish a copy of any such instruments to the Commission upon request.


(d) Financial Statements excluded from the annual report to shaerholders by Rule 14a-3(b):

No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a-3(b).


                        SIGNATURES
                        ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated:   March 27, 1996           SHOWBIZ PIZZA TIME, INC.



                                   By:------------------------

                                     Richard M. Frank
                                     Chairman of the Board and
                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                 Title                            Date
   ---------                 -----                            ----

                             Chairman of the Board,         March 27, 1996
  Richard M. Frank           Chief Executive Officer,
                             and Director (Principal
                             Executive Officer)

                             President and Director         March 27, 1996
  Michael H. Magusiak



                             Executive Vice President,      March 27, 1996
Larry G. Page                Treasurer, (Principal Financial
                             Officer and Principal Accounting
                             Officer)


                             Director                        March 27, 1996
Charles A. Crocco, Jr.


                              Director                       March 27, 1996
Anthony J. Gumbiner


                              Director                        March 27, 1996
Robert L. Lynch


                              Director                        March 27, 1996
J. Thomas Talbot


                              Director                         March 27, 1996
Louis P. Neeb


                              Director                          March 27, 1996
Cynthia I. Pharr

PAGE