Form 10-Q
period 1996-03-29
SHOWBIZ PIZZA TIME INC
filed 1996-05-10
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1996

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                  Commission File Number 0-15782


                     SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)


                      Kansas                48-0905805
           (State or other jurisdiction of(I.R. S. Employer) incorporation or organization)Identification No.)


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

    At March 29, 1996, an aggregate of 12,233,427 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.





               PART  I  -  FINANCIAL  INFORMATION



  Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:








                                                                  Page
                                                                  ----

Consolidated balance sheets as of March 29, 1996
   (unaudited)and December 29, 1995  . . . . . . . . . . . . .     2

Consolidated statements of earnings for the three
   months ended March 29, 1996
   and March 31, 1995 (unaudited). . . . . . . . . . . . . . . .   3

Consolidated statement of shareholders' equity
    for the three months ended
    March 29, 1996 (unaudited) . . . . . . . . . . . . . . . . . . 4

Consolidated statements of cash flows
   for the three months ended March 29, 1996
    and March 31, 1995 (unaudited) . . . . . . . . . . . . . . . . 5

Notes to consolidated financial statements . . . . . . . . . . . . 6

                       SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
                 MARCH 29, 1996 AND DECEMBER 29, 1995
                    (Thousands, except share data)


                                ASSETS

                                             March 29,           December 29,
                                                1996                 1995
                                              ---------           --------
                                                     (unaudited)

Current assets:
 Cash and cash equivalents . . . . . .     $   11,100            $   5,589
 Accounts receivable, including
    receivables from related parties
    of $427 and $415, respectively . . . .      2,505                3,327
 Current portion of notes receivable,
    including receivables from
    related parties of $372 and $327,
    respectively . . . . . . . . . . .            584                 608
 Inventories . . . . . . . . . . . . .          4,000               3,589
 Prepaid expenses. . . . . . . . . . .          3,280               2,781
  Current portion of deferred
   tax asset . . . . . . . . . . . . .          5,681               4,147
                                              -------              ------
   Total current assets. . . . . . . .         27,150              20,041
                                              -------              ------
Investments in related parties . . . .            773                 761
                                              -------              ------
Property and equipment . . . . . . . .        142,325             137,181
Deferred tax asset . . . . . . . . . .         24,395              28,582
                                              -------              ------
Other assets:
  Notes receivable, less current
    portion, including receivables
    from related parties of $1,974
    and $1,983, respectively . . . .            6,991               7,072
  Deferred charges, less
    amortization . . . . . . . . . . .          2,357               2,599
  Other                                         2,892               2,774
                                               ------              ------
                                               12,240              12,445
                                               ------              ------
                                            $ 206,883           $ 199,010
                                              =======             =======

               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of
  long-term debt . . . . . . . . . . .     $       98          $       95
 Accounts payable and accrued
  liabilities. . . . . . . . . . . . .         33,745              29,836
                                               ------              ------
   Total current liabilities . . . . .         33,843              29,931
                                               ------             -------
Long-term debt, less current
  portion. . . . . . . . . . . . . . .         34,031              35,753
                                               ------             -------
Deferred credits . . . . . . . . . . .          3,562               3,443
                                               ------              ------
Other liabilities. . . . . . . . . . .          1,396               1,391
                                               ------             -------
Redeemable preferred stock,
 $60 par value, redeemable
 for $2,974 in 2005. . . . . . . . . .          2,030               2,005
                                               ------              ------
Shareholders' equity:
  Common stock, $.10 par value;
   authorized 30,000,000 shares;
   14,306,211 and 14,290,061 shares
   issued, respectively  . . . . . . .          1,431               1,429

  Capital in excess of
    par value. . . . . . . . . . . . .        154,219             154,230
  Retained earnings. . . . . . . . . .          9,821               4,733
  Deferred compensation                        (3,187)             (3,642)
  Less treasury shares of 2,072,784
   at both dates, at cost. . . . . . .        (30,263)            (30,263)
                                               ------              ------
                                              132,021             126,487
                                               ------              ------
                                            $ 206,883           $ 199,010
                                             ========             =======


           See notes to consolidated financial statements.

                     SHOWBIZ  PIZZA  TIME,  INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited)
                 (Thousands, except per share data)




                                                  Three Months Ended
                                          March 29, 1996      March 31, 1995
                                         ---------------      --------------
Food and beverage revenues . . . . . . .       $ 54,276           $ 49,866
Games and merchandise revenues . . . . .         22,684             21,550
Franchise fees and royalties . . . . . .          1,141              1,046
Joint venture income . . . . . . . . . .             95                 60
Interest income, including
 related party income of $66 and $49,
 respectively. . . . . . . . . . . . . .            256                229
                                                 ------             ------
                                                 78,452             72,751
                                                 ------             ------
Costs and expenses:
  Costs of sales . . . . . . . . . . . .         37,460             37,401
  Selling, general and administrative
    expenses, including related party
    expenses of $31 in both periods. . . . .     11,416             11,297
  Depreciation and amortization. . . . . . .      5,881              5,364
  Interest expense . . . . . . . . . . . . .        891                713
  (Gain) loss on property transactions . . .         89                (71)
  Other operating expenses . . . . . . . . .     13,944             13,781
                                                 ------             ------
                                                 69,681             68,485
                                                 ------             ------

Income before income taxes . . . . . . . . .      8,771              4,266
                                                 ------             ------

Income taxes:
   Current expense . . . . . . . . . . . . .      1,114                388
   Deferred expense. . . . . . . . . . . . .      2,482              1,313
                                                 ------             ------
                                                  3,596              1,701
                                                 ------             ------
Net income . . . . . . . . . . . . . . . . .    $ 5,175            $ 2,565
                                                =======           ========

Earnings per common and common equivalent share:
 Primary:
   Net income  . . . . . . . . . . . . . . .   $    .42           $    .21
                                                 ======             ======

   Weighted average shares outstanding . . .     12,206             12,049
                                                 ======            =======


 Fully diluted:
   Net income  . . . . . . . . . . . . . . .   $    .42           $    .21
                                                 ======             ======
   Weighted average shares outstanding . . .     12,251             12,050
                                                 ======             ======


                     See notes to consolidated financial statements.

                           SHOWBIZ PIZZA TIME, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                       (Thousands, except per share data)



              Common         Capital in             Deferred     Treasury
             Stock           Excess of    Retained   Compen-       Stock
        Shares  Par Value    Par Value    Earnings   sation    Shares   Cost
        ------  ---------    ---------    --------   ------    ------   ----

Balances,
Dec. 29, 1995. . . . . . . . . .
       14,290   $ 1,429      $154,230     $ 4,733   $ (3,642)  2,073 $(30,263)
Net income . . . . . . . . . . .
                                            5,175
Redeemable preferred
  stock accretion. . . . . . . .              (27)

Redeemable preferred
  stock dividends,
  $1.20 per share. . . . . . . .              (60)
Stock options exercised. . . . .
           16        2           159
Tax expense from the exercise
  of stock options and
  stock grants . . . . . . . .  (170)
Amortization of deferred
compensation . . . . . . . . . .
                                                          455
Balances,
March 29, 1996 . . . . . . . . .

       14,306   $ 1,431     $154,219       $ 9,821    $ (3,187)  2,073 $(30,263)
       ======   =======     ========       =======     =======   ===== ========

                 See notes to consolidated financial statements.

                       SHOWBIZ  PIZZA  TIME,  INC.
               CONSOLIDATED STATEMENTS  OF  CASH  FLOWS
                              (Unaudited)
                              (Thousands)



                                               Three Months Ended
                                   March 29, 1996         March 31, 1995
                                   --------------         ---------------
Operating activities:
  Net income . . . . . . . . . . .       $ 5,175             $ 2,565
  Adjustments to reconcile
    net income to cash
     provided by operations:
  Depreciation and amortization. . .       5,881               5,364
  Deferred income tax expense. . . .       2,482               1,313
  (Gain) loss on property transactions .      89                 (71)
  Compensation expense under
    stock grant plan . . . . . . . . . .     455                 455
  Other. . . . . . . . . . . . . . . . .     119                 157
   Net change in receivables, inventory,
    prepaids, payables and
    accrued liabilities. . . . . . . . .   3,821                 825
                                          ------              ------
   Cash provided by operations . . . . .  18,022              10,608
                                          ------              ------

Investing activities:
  Purchases of property and equipment. . (10,892)             (4,932)
  Additions to notes receivable. . . . .    (623)             (1,540)
  Payments received on notes receivable. .   728                 775
  Change in investments, deferred
    charges and other assets . . . . . . .  (111)               (426)
                                           ------             ------
 Cash used in investing activities . . .  (10,898)            (6,123)
                                           ------             ------


Financing activities:
  Payments on line of credit . . . . . .   (1,700)
  Proceeds on line of credit . . . . . .                          400
  Payments on capital lease obligations  .    (19)                (13)
  Exercise of stock options. . . . . . . .    161                  69
  Redeemable preferred stock dividends . .    (60)                (60)
     Other . . . . . . . . . . . . . . . .      5                  96
                                           -------            -------
Cash provided (used) in financing
  activities . . . . . . . . . . . . . . . (1,613)                492
                                           ------              ------
Increase in cash and cash equivalents  . .  5,511               4,977
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .  5,589               2,381
                                           ------              ------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . $ 11,100             $ 7,358
                                           ======              ======

              See notes to consolidated financial statements.

                        SHOWBIZ  PIZZA  TIME,  INC.
              NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS
          THREE  MONTHS  ENDED  MARCH 29, 1996 AND MARCH 31, 1995
                                (Unaudited)



1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the three month periods ended March 29, 1996 and March 31, 1995 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1995. Results of operations for the periods ended March 29, 1996 and March 31, 1995 are not necessarily indicative of the results for the year.

2.    Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                    Three Months Ended
                                                   ----------------------
                                                March 29,        March 31,
                                                   1996           1995
                                                ---------        ---------
Net income . . . . . . . . . . . . . . . . .     $ 5,175          $  2,565
Accretion of redeemable preferred stock. . .         (27)              (25)
Redeemable preferred stock dividends . . . .         (60)              (60)
                                                  ------            ------
Adjusted income applicable to common
 and common
 equivalent shares . . . . . . . . . . . . .     $ 5,088           $ 2,480
                                                 =======            ======

Primary:
  Weighted average number of
    common shares outstanding. . . . . . . .      12,105            12,025
  Common stock equivalents:
    Stock options. . . . . . . . . . . . . .         101                24
                                                  ------            ------
  Weighted average number of
    shares outstanding . . . . . . . . . . .      12,206            12,049
                                                  ======            ======
  Earnings per common and common
    equivalent share . . . . . . . . . . . .     $   .42           $   .21
                                                  ======            ======

Fully diluted:
  Weighted average number of
    common shares outstanding. . . . . . . .      12,105            12,025
  Common stock equivalents:
    Stock options. . . . . . . . . . . . . .         146                25
                                                 -------           -------
  Weighted average number of
    shares outstanding . . . . . . . . . . .      12,251            12,050
                                                  ======            ======
  Earnings per common and
    common equivalent share. . . . . . . . .     $   .42           $   .21


                         SHOWBIZ  PIZZA  TIME,  INC.
          NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS  (Continued)
           THREE  MONTHS  ENDED  MARCH 29, 1996 AND MARCH 31, 1995
                               (Unaudited)




3.   Income taxes:

     Income taxes have been provided at the expected annual federal tax rate during the year (35% for 1996) plus an estimated provision for state income taxes and state franchise taxes.

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Results of Operations


First Quarter 1996 Compared to First Quarter 1995
- -------------------------------------------------


A summary of the results of the Company as a percentage of revenues for the quarter is shown below.


                                                 Three Months Ended
                                         March 29, 1996    March 31, 1995
                                         --------------    --------------
Revenue. . . . . . . . . . . . . . .        100.0%             100.0%
                                           ------             ------
Costs and  expenses:
  Costs of sales . . . . . . . . . .         47.7               51.4
  Selling, general and
      administrative . . . . . . . .         14.6               15.5
  Depreciation and amortization               7.5                7.4
  Interest expense . . . . . . . . .          1.1                1.0
  (Gain) loss on property
      transactions . . . . . . . . .           .1                (.1)
  Other operating expenses . . . . .         17.8               18.9
                                             88.8               94.1
Income before income taxes . . . . .         11.2                5.9
Income taxes . . . . . . . . . . . .          4.6                2.4
Net income . . . . . . . . . . . . .          6.6%               3.5%



     Revenues
     --------

     Revenues from the Company's Chuck E. Cheese's restaurants increased 7.8% to $78.5 million in the first quarter of 1996 from $72.8 million in the first quarter of 1995 primarily due to an increase of 7.7% in comparable store sales of such restaurants which were open during all of the first quarters of both 1996 and 1995. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 3.0% between the two periods.

     Costs and Expenses
      -----------------

     Costs and expenses as a percentage of revenues decreased to 88.8% in the first quarter of 1996 from 94.1% in the first quarter of 1995.

     Cost of sales decreased as a percentage of revenues to 47.7% in the first quarter of 1996 from 51.4% in the comparable period of 1995. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.2% in the first quarter of 1996 from 18.0% in the first quarter of 1995 primarily due to the menu price increases. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 27.9% during the first quarter of 1996 from 30.4% in the first quarter of 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues declined to 14.6% in the first quarter of 1996 from 15.5% in the comparable period of 1995 primarily due to the comparable store sales increases and a reduction in advertising costs between the two periods.

     Depreciation and amortization expenses as a percentage of revenues increased slightly to 7.5% in the first quarter of 1996 from 7.4% in the first quarter of 1995 due primarily to increased capital expenditures related to the repositioning of restaurants.

     Interest expense increased to approximately $891,000 in the first quarter of 1996 from $713,000 in the first quarter of 1995 due primarily to increased borrowing since the first quarter of 1995.

     The Company provided for a loss on property transactions of approximately $89,000 in the first quarter of 1996 compared with a gain of $71,000 in the first quarter of 1995. The Company had a net gain of $100,000 in the first quarter of 1995 from the sale of certain assets which had been held for resale. The Company also had a loss on property transactions of $89,000 in the first quarter of 1996 compared to $29,000 in 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants.

     Other operating expenses decreased as a percentage of revenues to 17.8% in the first quarter of 1996 from 18.9% in the first quarter of 1995 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


     Net Income

     The Company had net income of $5.2 million in the first quarter of 1996 compared to $2.6 million in the first quarter of 1995. The Company's primary and fully diluted earnings per share was $.42 per share in the first quarter of 1996 compared to $.21 per share in the first quarter of 1995.



Financial  Condition, Liquidity and Capital Resources
- -----------------------------------------------------

    Cash provided by operations increased to $18.0 million in the first quarter of 1996 from $10.6 million in the comparable period of 1995. Cash outflow from investing activities for the first three months of 1996 was $10.9 million. Cash outflow from financing activities for the first three months of 1996 was $1.6 million.
The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its loan agreements.

   The Company's credit facility of $38 million consists of $33 million in term notes and a $5 million line of credit. The credit facility includes term notes totaling $18 million with annual interest of 10.02% maturing in 2001, term notes totaling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000 and term notes of $5.0 million with annual interest equal to LIBOR plus 3.5% maturing in 1997. In addition the Company's $5 million line of credit is due June 1997 with interest provided at prime plus .5%, or at the Company's option, LIBOR plus 3%. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 and 76 restaurants under this program in 1994 and 1995, respectively, and completed an additional 23 restaurants
during the first quarter of 1996.    The Company currently plans to
reposition substantially all Company-operated restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $325,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

     The Company has implemented several strategies, including its "repositioning" program, to strengthen the sales vitality of its existing unit base in what management believes is a competitive market. Through the end of the first quarter of 1996, the Company has repositioned approximately 53% of all Company operated restaurants. As a result of its strategies, comparable store sales increased 2.3% and 7.7% in the fourth quarter of 1995 and the first quarter of 1996, respectively.

     The Company believes it will realize substantial benefit from utilization of approximately $58 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards, could under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million expiring from years 1997 through 2010. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 29, 1995 was approximately $48 million.
Based on the early results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company-operated restaurants by the end of 1996, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

                   PART II - OTHER INFORMATION



Item 1.    Legal Proceedings.

     Certain pending legal proceedings exist against the Company which the Company believes are not material in amount or have arisen in the ordinary course of its business.


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


Item 6.  Exhibits and Reports on Form 8-K.

    a)  Exhibits

         None.

    b  Reports on Form 8-K

         None filed during the quarter for which this report is filed.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SHOWBIZ PIZZA TIME, INC.


Dated: May 10, 1996       By:
                         ------------------------------------
                          Larry G. Page
                          Executive Vice President
                          and Chief Financial Officer