Form 10-Q
period 1996-06-28
SHOWBIZ PIZZA TIME INC
filed 1996-08-09
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1996.

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                  Commission File Number 0-15782


                     SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)


                      Kansas                48-0905805
           (State or other jurisdiction of(I.R. S. Employer incorporation or organization)Identification No.)


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

    At June 28, 1996, an aggregate of 18,353,006 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.



               PART  I  -  FINANCIAL  INFORMATION



  Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:





                                                                Page

  Consolidated balance sheets as of June 28, 1996 (unaudited)
     and December 29, 1995 . . . . . . . . . . . . . . . . . .       2

  Consolidated statements of earnings for the three months ended
     June 28, 1996 and June 30, 1995 (unaudited) . . . . . . . .      3

  Consolidated statements of earnings for the six months ended June
     28, 1996 and June 30, 1995 (unaudited). . . . . . . . . . .      4

  Consolidated statement of shareholders' equity for the six months
     ended June 28, 1996 (unaudited) . . . . . . . . . . . . . . .     5

  Consolidated statements of cash flows for the six months ended
     June 28, 1996 and June 30, 1995 (unaudited) . . . . . . . . .     6

  Notes to consolidated financial statements . . . . . . . . . . .     7

                      SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
                 JUNE 28, 1996 AND DECEMBER 29, 1995
                    (Thousands, except share data)



                                ASSETS

                                                  June 28,       December 29,
                                                    1996            1995
                                                  ---------       -----------
                                                 (unaudited)

Current assets:
 Cash and cash equivalents . . . . . . . . . . .     $10,006         $ 5,589
 Accounts receivable, including receivables
   from related parties  of $522 and
   $415, respectively. . . . . . . . . . . . . . .     2,567           3,327
 Current portion of notes receivable,
   including receivables from
   related parties of $301 and $327,
   respectively. . . . . . . . . . . . . . . . . .       510             608
 Inventories . . . . . . . . . . . . . . . . . . .     3,808           3,589
 Prepaid expenses. . . . . . . . . . . . . . . . .     3,148           2,781
 Current portion of deferred tax asset . . . . . .     9,440           4,147
                                                      ------          ------
    Total current assets . . . . . . . . . . . . .    29,479          20,041
                                                      ------          ------
Investments in related parties . . . . . . . . . .       823             761
                                                      ------          ------
Property and equipment . . . . . . . . . . . . . .   146,282         137,181
                                                      ------          ------
Deferred tax asset . . . . . . . . . . . . . . . .    19,196          28,582
                                                      ------          ------
Other assets:
 Notes receivable, less current
   portion, including receivables from
   related parties of $1,575 and $1,983,
   respectively  . . . . . . . . . . . . . . . . .     6,567           7,072
 Deferred charges, less amortization . . . . . . .     2,186           2,599
 Other . . . . . . . . . . . . . . . . . . . . . .     2,613           2,774
                                                      ------          ------
                                                      11,366          12,445
                                                      ------          ------
                                                   $ 207,146       $ 199,010
                                                      ======          ======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $   105        $    95
  Accounts payable and accrued liabilities             31,462         29,836
                                                       ------         ------
    Total current liabilities. . . . . . . . . . .     31,567         29,931
                                                       ------         ------
Long-term debt, less current portion . . . . . . .     33,997         35,753
                                                       ------         ------
Deferred credits . . . . . . . . . . . . . . . . .      3,663          3,443
                                                       ------         ------
Other liabilities. . . . . . . . . . . . . . . . .      1,383          1,391
                                                       ------         ------
Redeemable preferred stock, $60
   par value, redeemable for
   $2,974 in 2005. . . . . . . . . . . . . . . . . .    2,056          2,005
                                                       ------         ------
Shareholders' equity:
 Common stock, $.10 par value;
    authorized 50,000,000 shares; 21,462,182
    and 21,435,092 shares issued,
    respectively . . . . . . . . . . . . . . . . . . .   2,146          2,143
 Capital in excess of par value. . . . . . . . . . . . 153,326        153,516
 Retained earnings . . . . . . . . . . . . . . . . . .  12,003          4,733
Deferred compensation                                   (2,732)        (3,642)
 Less treasury shares of 3,109,176
    at both dates, at cost . . . . . . . . . . . . . . (30,263)       (30,263)
                                                       -------        -------
                                                       134,480        126,487
                                                        ------         ------
                                                      $207,146       $199,010
                                                      ========        =======


           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)



                                                      Three Months Ended
                                                June 28, 1996  June 30, 1995
                                                ------------    ------------
Food and beverage revenues . . . . . . . . . . . .$ 47,845      $  42,862
Games and merchandise revenues . . . . . . . . . .  20,867         18,773
Franchise fees and royalties . . . . . . . . . . .     827            807
Interest income, including related
 party income
 of $60 and $48 respectively                           291            207
Joint venture income (loss). . . . . . . . . . . .      18             (6)
                                                    ------         ------
                                                    69,848         62,643
                                                   -------         ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . . . .  34,700         33,553
 Selling, general and administrative
   expenses, including related party
   expenses of $32 in both periods. . . . . . . .   10,267         11,163
 Depreciation and amortization . . . . . . . . . .   6,098          5,487
  Interest expense                                     862            740
  Loss on property transactions . . . . . . . . .       23            110
 Other operating expenses. . . . . . . . . . . . .  14,058         13,553
                                                    ------         ------
                                                    66,008         64,606
                                                    ------        -------
Income (loss) before income taxes. . . . . . . . .   3,840         (1,963)
                                                    ------        -------
Income taxes:
  Current expense                                      312            137
  Deferred (benefit) expense                         1,263           (920)
                                                    ------         ------
                                                     1,575           (783)
                                                    ------         ------
Net income (loss)                                  $ 2,265       $ (1,180)
                                                    ======         ======

Earnings per common and common equivalent share:
 Primary:
 Net income (loss) . . . . . . . . . . . . . . .    $  .12         $ (.07)
                                                     ======        ======

 Weighted average shares outstanding . . . . . . .   18,521        18,039
                                                    =======       =======
 Fully diluted:
 Net income (loss)                                    $ .12        $ (.07)
                                                     ======        ======


 Weighted average shares outstanding . . . . . . .  18,531         18,039
                                                    ======         ======


          See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)




                                                  Six Months Ended
                                                --------------------

                                       June 28, 1996           June 30, 1995
                                       -------------           -------------
Food and beverage revenues              102,121                  $ 92,728

Games and merchandise revenues . . . .   43,551                    40,323
Franchise fees and royaltie. . . . . .    1,968                     1,853
Interest income, including
  related party income
  of $126 and $97, respectively            547                        436
Joint venture income . . . . . . . . . .   113                         54
                                        ------                      ------
                                       148,300                    135,394
                                        -------                    ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . .  72,160                     70,954
 Selling, general and administrative
   expenses, including related party
   expenses of $63 in both periods . .  21,683                     22,460
 Depreciation and amortization . . . .  11,979                     10,851
   Interest expense                      1,753                      1,453
Loss on property transactions. . . . .     112                         39
 Other operating expenses. . . . . . .  28,002                     27,334
                                        ------                    -------
                                       135,689                    133,091
                                        ------                    -------
Income before income taxes . . . . . .  12,611                      2,303
                                        ------                     ------
Income taxes:
  Current expense                        1,426                        525
  Deferred expense                       3,745                        393
                                        ------                     ------
                                         5,171                        918
                                        ------                     ------
Net income                            $  7,440                    $ 1,385
                                        ======                     ======

Earnings per common and common equivalent share:
 Primary:
 Net income  . . . . . . . . . . . . . $   .39                      $ .07
                                        ======                     ======
 Weighted average shares outstanding . .18,458                     18,141
                                        ======                     ======
 Fully diluted:
 Net income  . . . . . . . . . . . . .  $  .39                    $   .07
                                        ======                     ======

 Weighted average shares outstanding . .18,512                     18,168
                                        ======                     ======


          See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)
                 (Thousands, except per share data)


     Common        Capital in                Deferred      Treasury
     Stock          Excess of   Retained     Compen-         Stock
 Shares Par Value   Par Value   Earnings     sation      Shares     Cost
- ------- ---------   ---------   -------      --------    ------    ------

Balances, December 29, 1995---

21,435   $ 2,143    $ 153,516   $ 4,733      $ (3,642)    3,109    $(30,263)

  Net income  --                  7,440

  Redeemable preferred stock accretion --
                                    (51)
  Redeemable preferred stock dividends,
    $2.40 per share --             (119)

  Stock options exercised ---
    28          3        194

  Tax expense from the exercise of stock
    options and stock grants --
                        (349)

  Stock split costs --
                         (19)
  Cash redemption of fractional shares --
   (1)                   (16)
  Amortization of deferred compensation --
                                                         910
- ------  -------     -------         -------          -------   ----  -------
Balances, June 28, 1996 --
21,462   $2,146     $153,326         12,003          $(2,732)  3,109 $(30,263)
======   ======     ========         ======          ========  ===== ========



          See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                            (Thousands)




                                                    Six Months Ended
                                          June 28, 1996     June 30, 1995
                                        ----------------   --------------
Operating activities:
 Net income  . . . . . . . . . . . . . .    $ 7,440             $ 1,385
 Adjustments to reconcile net
    income to cash
    provided by operations:
  Depreciation and amortization. . . . . .   11,979              10,851
  Deferred tax expense . . . . . . . . . .    3,745                 393
  Loss on property transactions. . . . . .      112                  39
  Compensation expense under stock
     grant plan                                 910                 910
  Other. . . . . . . . . . . . . . . . .        220                 260
  Net change in receivables, inventory,
    prepaids, payables and
    accrued liabilities                       1,802               3,075
                                             ------              ------
     Cash provided by operations             26,208              16,913
                                             ------              ------

Investing activities:
  Purchases of property and equipment. . . .(20,807)            (11,866)
  Additions to notes receivable                (800)             (2,046)
  Payments received on notes receivable. . .  1,403               1,215
  Change in investments, deferred
    charges and other assets . . . . . . . .     81              (1,064)
                                             ------              ------
      Cash used in investing activities     (20,123)            (13,761)
                                             ------              ------

Financing activities:
  Payments on line of credit                 (1,700)            (29,200)
  Proceeds from debt and line of credit                          28,400
  Reduction of capital lease obligations . .    (46)                (28)
  Exercise of stock options. . . . . . . . . .  197                  69
  Redeemable preferred stock dividends . . . . (119)               (119)
  Other. . . . . . . . . . . . . . . . . . . .                       78
                                              -----               -----
         Cash used in financing activities   (1,668)              (800)
                                              -----              -----
Increase in cash and cash equivalents  . . .  4,417              2,352
Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . . . . .  5,589              2,381
                                             ------             ------
Cash and cash equivalents, end of period   $ 10,006            $ 4,733
                                             ======             ======



                  See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                            (Unaudited)



1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended June 28, 1996 and June 30, 1995 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1995. Results of operations for the periods ended June 28, 1996 and June 30, 1995 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share (adjusted for a three for two stock split effected May 22, 1996) were computed as follows (thousands, except per share data):




                            Three Months Ended         Six Months Ended
                              ---------------          ----------------
                             June 28,  June 30,       June 28,   June 30,
                              1996       1995           1996      1995
                             -------   -------        -------    -------

Net income (loss). . . . . . $ 2,265   $(1,180)       $ 7,440     $ 1,385
Accretion of redeemable
  preferred stock. . . . . .     (24)      (27)           (51)        (52)
Redeemable preferred
  stock dividends. . . . . .     (59)      (59)          (119)       (119)
                               -----     -----          -----       -----

Adjusted income (loss) applicable to common
  and common equivalent shares . . .
                             $ 2,182   $(1,266)        $7,270       $1,214
                              ======    ======         ======       ======
Primary:
    Weighted average number of common shares
       outstanding . . . . .   18,243   18,039         18,232       18,084

    Common stock equivalents:
       Stock purchase options.    278                     226           57
                                -----    -----          -----        -----

    Weighted average number of shares
       outstanding . . . . . . 18,521   18,039         18,458       18,141
                               ======   ======         ======       ======

    Earnings (loss) per common and common
       equivalent share. . .  $   .12   $ (.07)        $  .39       $  .07
                               ======   ======          =====        =====

Fully diluted:
    Weighted average number of common shares
       outstanding . . . . .   18,243   18,039         18,232        18,084
    Common stock equivalents:
       Stock purchase options.    288                     280            84
                                 -----     ----          ----          ----

    Weighted average number of shares
        outstanding. . . . . . 18,531    18,039        18,512         18,168
                                =====     =====         =====          =====

    Earnings (loss) per common and common
        equivalent share . . .  $  .12    $ (.07)       $  .39        $  .07
                                 =====     =====         =====         =====



                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                            (Unaudited)




3.    Significant transaction:

     In August 1996, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $15 million and extended the maturity date to June 1998. As a result of this amendment, the Company's credit facility totals $48 million, which consists of $33 million in term notes and the $15 million line of credit. Interest under the amended line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or at the Company's option, LIBOR plus 2% to 3%.Currently, any borrowings under this line of credit would be at prime plus 0% or, at LIBOR plus 2%. No amount was outstanding under the line of credit at June 28, 1996. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. These tests did not change significantly with the recent amendment to increase the line of credit.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Second Quarter 1996 Compared to Second Quarter 1995
- ---------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.



                                                 Three Months Ended
                                          June 28, 1996        June 30, 1995
                                          --------------        -------------
Revenue                                     100.0%                   100.0%
                                            ------                   ------
  Costs and  expenses:
    Cost of sales                            49.8                     53.5
    Selling, general and
       administrative                        14.7                     17.8
    Depreciation and amortization             8.7                      8.8
  Interest expense                            1.2                      1.2
    Loss on property
    transactions                                                        .2
    Other operating expenses                 20.1                     21.6
                                           ------                    -----
                                             94.5                    103.1
                                           ------                    -----
Income (loss) before
   income taxes                               5.5                     (3.1)
Income tax expense
   (benefit)                                  2.3                     (1.2)
                                            -----                    -----
Net income (loss)                             3.2%                    (1.9)%
                                            =====                     =====


    Revenues
    --------

     Revenues increased to $69.8 million in the second quarter of 1996 from $62.6 million in the second quarter of 1995 primarily due to an increase of 11.5% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the second quarters of both 1996 and 1995. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 3.2 between the periods.

     Costs and Expenses
    --------------------

     Costs and expenses as a percentage of revenues decreased to 94.5% in the second quarter of 1996 from 103.1% in the second quarter of 1995.

     Cost of sales decreased as a percentage of revenues to 49.8% in the second quarter of 1996 from 53.5% in the comparable period of 1995. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 17.7% in the second quarter of 1996 from 18.4% in the second quarter of 1995 primarily due to the increase in menu prices. Restaurant labor expenses as a percentage of restaurant sales decreased to 29.2% during the second quarter of 1996 from 32.1% in the second quarter of 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues declined to 14.7% in the second quarter of 1996 from 17.8% in the comparable period of 1995 primarily due to comparable store sales increases and a reduction in advertising costs between the two periods.

     Depreciation and amortization expenses as a percentage of revenues decreased slightly to 8.7% in the second quarter of 1996 from 8.8% in the second quarter of 1995 primarily due to the increase in comparable store sales.

     Interest expense increased to approximately $862,000 in the second quarter of 1996 from $740,000 in the second quarter of 1995 due primarily to increased borrowing since the second quarter of 1995.

     The Company provided for a loss on property transactions of approximately $23,000 in the second quarter of 1996 and $110,000 in the second quarter of 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants.

     Other operating expenses decreased as a percentage of revenues to 20.1% in the second quarter of 1996 from 21.6% in the second quarter of 1995 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


    Net Income
    ----------

      The Company had net income of $2.3 million in the second quarter of 1996 compared to a loss of $1.2 million in the second quarter of 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.12 per share in the second quarter of 1996 compared to a loss of $.07 per share in the second quarter of 1995.

First Six Months of 1996 Compared to First Six Months of 1995
- --------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first six months is shown below.

                                                Six Months Ended
                                      June 28, 1996         June 30, 1995
                                       ------------          ------------
Revenue                                 100.0%                   100.0%
                                       ------                   -------
Costs and  expenses:
    Cost of sales                        48.7                     52.4
    Selling, general and
      administrative                     14.6                     16.6
    Depreciation and
      amortization                        8.1                      8.0
  Interest expense                        1.2                      1.1
    Loss on property
    transactions                           .1
    Other operating expenses             18.9                      20.2
                                       ------                    ------
                                         91.6                      98.3
                                       ------                    ------
Income before income taxes                8.4                       1.7
Income tax expense                        3.5                        .7
                                       ------                    ------
Net income                                4.9%                      1.0%
                                       ======                    ======


    Revenues
    --------

     Revenues increased to $148.3 million in the first six months of 1996 from $135.4 million in the comparable period of 1995 primarily due to an increase of 9.4% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 1996 and 1995. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 3.1% between the periods.

     Costs and Expenses
    -------------------

     Costs and expenses as a percentage of revenues decreased to 91.5% in the first six months of 1996 from 98.3% in the first six months of 1995.

     Cost of sales decreased as a percentage of revenues to 48.7 in the first six months of 1996 from 52.4% in the comparable period of 1995. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 17.4% in the first six months of 1996 from 18.2% in the comparable period of 1995 primarily due to the increase in menu prices. Restaurant labor expense as as a percentage of restaurant sales decreased to 28.5% during the first six months of 1996 from 31.2% in the first six months of 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues declined to 14.6% in the first six months of 1996 from 16.6% in the comparable period of 1995 primarily due to comparable store sales increases and a reduction in advertising costs between the two periods.

     Depreciation and amortization expenses as a percentage of revenues increased slightly to 8.1% in the first six months of 1996 from 8.0% in the first six months of 1995 primarily due to increased capital expenditures related to the repositioning of restaurants.

     Interest expense increased to approximately $1.8 million in the first six months of 1996 from $1.5 million in the first six months of 1995 due primarily to increased borrowing since the second quarter of 1995.

     The Company had a loss on property transactions of $112,000 in the first six months of 1996 and $139,000 in 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants. The loss in 1995 was partially offset by a net gain of $100,000 from the sale of certain assets which had been held for resale.

     Other operating expenses decreased as a percentage of revenues to 18.9% in the first six months of 1996 from 20.2% in the comparable period of 1995 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


     Net Income
     ----------

     The Company had net income of $7.4 million in the first six months of 1996 compared to $1.4 million in the first six months of 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.39 per share in the first six months of 1996 compared to $.07 per share in the first six months of 1995.


Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------


     Cash provided by operations increased to $26.2 million in the first six months of 1996 from $16.9 million in the comparable period of 1995. Cash outflows from investing and financing activities for the first six months of 1996 were $20.1 million and $1.7 million, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its loan agreements.

     In August 1996, the Company increased its line of credit to $15 million from $5 million and extended the maturity date to June 1998 from June 1997. Interest under the amended line of credit is dependant on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the option of the Company, LIBOR plus 2% to 3%. Currently, any borrowings under this line of credit would be at prime plus 0% or at LIBOR plus 2%. No amount was outstanding under the line of credit at June 28, 1996. The
Company's total credit facility of $48 million now consists of $33 million in term notes and the $15 million line of credit. The credit facility includes term notes totaling $18 million with annual interest of 10.02% maturing in 2001, term notes totaling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000 and term notes of $5 million with annual interest equal to LIBOR plus 3.5% maturing in 1997. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. These tests did not change significantly with the recent amendment to increase the line of credit.

     The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 and 76 restaurants under this program in 1994 and 1995, respectively, and completed an additional 58 restaurants during the first six months of 1996. The Company currently plans to reposition substantially all Company-operated restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $325,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on the several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

     In August 1996, the Company signed a letter of intent to purchase all of the Chuck E. Cheese's restaurants owned by its largest franchisee, McBiz Corporation ("McBiz"). Under the terms of the proposed transaction, the Company would purchase 19 restaurants operated by McBiz plus the 49% minority interest of one restaurant presently operated as a joint venture by the two companies. In addition to the cash purchase price of $2.6 million, the Company would reimburse McBiz for remodeling costs for three restaurants which have been recently remodeled or are in progress. The transaction is structured as an asset purchase with the Company assuming no liabilities and is contingent on several factors including renegotiated leases. The transaction is estimated to be completed in September 1996.

     The Company has implemented several strategies, including its "repositioning" program, to strengthen the sales vitality of its existing unit base in what management believes is a competitive market. At June 28, 1996, approximately 69% of all Company-operated restaurants have been repositioned. As a result of its strategies, comparable store sales increased 2.3%, 7.7% and 11.5% in the fourth quarter of 1995 and the first and second quarter of 1996, respectively.

     The Company believes it will realize substantial benefit from utilization of approximately $54 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million of which $5.8 million expires from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 29, 1995 was approximately $48 million. Based on the results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company-operated restaurants by the end of 1996, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

                    PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

     There are no legal proceedings against the Company which have arisen in the ordinary couse of its business or otherwise, which the Company believes are material in amount.


Item 2.  Changes in Securities.

     None to report during quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.

     None to report during quarter for which this report is filed.


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 20, 1996, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Charles A.
Crocco, Jr., Robert L. Lynch, and Cynthia I. Pharr to serve the
Company as directors. The following votes were cast with respect to the election of these directors:

                                                     For          Withheld

   Charles A. Crocco, Jr.                      10,352,575          886,169
    Robert L. Lynch                            10,351,754          886,990
   Cynthia I. Pharr                            10,590,037          648,707

     Richard M. Frank, Anthony J. Gumbiner, Brian M. Troup, Michael
H. Magusiak, Louis P. Neeb, and J. Thomas Talbot terms of office as directors of the Company continued after the meeting.

     The shareholders also approved amendments to the Employee and Non-Employee Directors Stock Option Plans, and the Stock Grant Plan providing that (1) individuals who are granted options under the Stock Option Plans must sign and return their option contracts to the Company prior to the expiration of 120 days after the date such options are granted or the option will be void and of no further force or effect, and (2) in the event a "Change of Control" (as defined in the amendments) with respect to the Company occurs, then the options outstanding under the Employee Plan or Directors Plan that are not otherwise exercisable and the shares awarded under the Grant Plan that are not vested shall be exercisable and vested, respectively, even though certain conditions otherwise provided in the Plans, option contracts or awards have not been satisfied at the time of the "Change of Control." The votes cast with respect to the proposal to authorize amendments to the Employee and Non-Employee Directors Stock Option Plans, and the Stock Grant Plan were as follows:

                For   Against   Abstain  Non Vote

          9,978,982 1,149,031    62,281    48,450

     The shareholders also approved an amendment to the Restated Articles of Incorporation to increase the authorized number of shares of its Common Stock from 30,000,000 shares to 50,000,000 shares. The votes cast with respect to the proposal to authorize an amendment to the Restated Articles of Incorporation were as follows:

              For     Against   Abstain  Non Vote

          8,953,979 2,180,756    55,559    48,450

Item 5.  Other Information.

     None to report during quarter for which this report is filed.



Item 6.  Exhibits and Reports on Form 8-K.


                           EXHIBIT INDEX

                  a) Exhibits

                      Exhibit
                      Number                Description
                      -------               ---------


                         3 (a)             --      Restated Articles of
                                                   Incorporation of the
                                                   Company, as amended to
                                                   date.

                        10 (a)           --        Non-Statutory Stock
                                                   Option Plan of the
                                                   Company, as amended to
                                                   date.

                        10 (b)           --        Non-employee Directors
                                                   Stock Option Plan of the
                                                   Company, as amended to
                                                   date.

                        10 (c)           --        Stock Grant Plan of the
                                                   Company, as amended to
                                                   date.

                        10 (d)           --        Specimen form of
                                                   Contract under the Non-
                                                   Statutory Stock Option
                                                   Plan of the Company, as
                                                   amended to date.

                        10 (e)(1)       --         Loan Agreement in the
                                                   stated amount of
                                                   $2,000,000.00, between
                                                   Bank One, Texas N.A. and
                                                   the Company.

                        10 (e)(2)       --         Promissory Note in the
                                                   stated amount of
                                                   $2,000,000.00,  between
                                                   Bank One, Texas N.A. and
                                                   the Company.

                        10 (e)(3)       --         Security Agreement in
                                                   the stated amount of
                                                   $2,000,000.00,  between
                                                   Bank One, Texas N.A. and
                                                   the Company.


                        10 (f)          --         Specimen form of the
                                                   Company's current
                                                   Franchise Agreement, as
                                                   amended to date.


                        10 (g)          --         Specimen form of the
                                                   Company's current
                                                   Development Agreement,
                                                   as amended to date.



                                     (b)  Reports on Form 8-K

           None filed during the quarter for which this report is filed.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SHOWBIZ PIZZA TIME, INC.


Dated: August 9, 1996                      By:/s/ Larry G. Page
                                           -----------------------
                                           Larry G. Page
                                           Executive Vice President
                                           and Chief Financial Officer

                             EXHIBIT INDEX
                             =============


        Exhibit
         Number                     Description
         -------                     -----------


          3 (a) Restated Articles of Incorporation of the Company, as amended to date.

         10 (a) Non-Statutory Stock Option Plan of the Company, as amended to date.

         10 (b) Non-employee Directors Stock Option Plan of the Company, as amended to date.

         10 (c)                   Stock Grant Plan of the Company, as
                                  amended to date.

         10 (d) Specimen form of Contract under the Non-Statutory Stock Option Plan of the Company, as amended to date.

         10 (e)(1)                Loan Agreement in the stated amount of
                                  $2,000,000.00,  between Bank One,
                                  Texas N.A. and the Company.

         10 (e)(2)                Promissory Note in the stated amount of
                                  $2,000,000.00, between Bank One, Texas N.A.
                                  and the Company.

         10 (e)(3)                Security Agreement in the stated amount of
                                  $2,000,000.00, between Bank One, Texas N.A.
                                  and the Company.

         10 (f) Specimen form of the Company's current Franchise Agreement, as amended to date.

         10 (g) Specimen form of the Company's current Development Agreement, as amended to date.


         27                       Financial Data Schedule