Form 10-Q
period 1996-09-27
SHOWBIZ PIZZA TIME INC
filed 1996-11-08
CIK 813920

=================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1996

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------- to ---------------.

                  Commission File Number 0-15782


                     SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)


          Kansas                          48-0905805
(State or other jurisdiction of           I.R. S. Employer
incorporation or organization)            identification No.)


                         P.O. Box 152077
                    4441 West Airport Freeway
                       Irving, Texas  75015
             (Address of principal executive offices,
                       including zip code)


                          (972) 258-8507
                 (Registrant's telephone number,
                       including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No -

    At September 27, 1996, an aggregate of 18,361,705 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


=================================================================


                PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:


                                                         Page
                                                         ----

Cnsolidated balance sheets as of September 27, 1996
(unaudited)and December 29, 1995...........................  2

Consolidated statements of earnings for the three
months ended September 27, 1996
and September 29, 1995 (unaudited).......................... 3


Consolidated statements of earnings for the
nine months ended September 27, 1996 and
September 29, 1995 (unaudited).............................. 4

Consolidated statement of shareholders' equity
for the nine months ended September 27,
1996 (unaudited)............................................ 5

Consolidated statements of cash flows for
the nine months ended September 27, 1996
and September 29, 1995 (unaudited)........................... 6

Notes to consolidated financial statements................... 7


                   SHOWBIZ  PIZZA  TIME,  INC.
                   CONSOLIDATED BALANCE  SHEETS
            SEPTEMBER 27, 1996 AND DECEMBER 29, 1995
                  (Thousands, except share data)


                              ASSETS


                                              Sept.27,     Dec. 29,
                                                1996         1997
                                             ---------     --------
                                                 ( unaudited)
Current assets:
 Cash and cash equivalents..............       $ 3,798    $  5,589
 Accounts receivable, including
   receivables from related parties of
   $1,422 and $415, respectively..........       3,577       3,327
 Current portion of notes receivable,
   including receivables from
   related parties of $228 and $327,
   respectively............................        474          608
 Inventories...............................      3,791        3,589
 Prepaid expenses..........................      3,145        2,781
 Current portion of deferred tax
   asset...................................      9,635        4,147
                                               -------      -------
      Total current assets.................     24,420       20,041
                                               -------      -------
Investments in related parties.............        817          761
                                               -------      -------
Property and equipment ....................    157,919      137,181
                                               -------      -------
Deferred tax asset.........................     17,341       28,582
                                               -------      -------
Other assets:
 Notes receivable, less current portion,
   including receivables from related
   parties of $2,269 and $1,983,
   respectively ...........................      7,207        7,072
 Deferred charges, less amortization ......      2,010        2,599
 Other ....................................      2,627        2,774
                                             ---------     ---------
                                                11,844       12,445
                                             ---------     ---------
                                             $ 212,341    $ 199,010
                                             =========     ========

             LIABILITIES  AND  SHAREHOLDERS'  EQUITY


Current liabilities:
 Current portion of long-term debt......        $ 945        $   95
 Accounts payable and accrued
   liabilities..........................       34,599        29,836
                                              -------       -------
 Total current liabilities..............       35,544        29,931
                                              -------       -------
Long-term debt, less current portion...        31,735        35,753
                                              -------       -------
Deferred credits.......................         3,713         3,443
                                              -------       -------
Other liabilities......................         1,010         1,391
                                               ------       -------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005..........       2,082         2,005
                                              -------       -------
Shareholders' equity:
 Common stock, $.10 par value; authorized
   50,000,000 shares; 21,470,881
   and 21,435,092 shares issued,
   respectively .......................        2,147         2,143
 Capital in excess of par value........      153,194       153,516
 Retained earnings ....................       15,455         4,733
 Deferred compensation.................       (2,276)       (3,642)
 Less treasury shares of 3,109,176
  at both dates, at cost..............       (30,263)      (30,263)
                                             -------       -------
                                             138,257       126,487
                                             -------       -------
                                            $212,341      $199,010
                                            ========      ========

         See notes to consolidated financial statements.

                   SHOWBIZ  PIZZA  TIME,  INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
                (Thousands, except per share data)


                                                   Three Months Ended
                                          Sept. 27, 1996      Sept. 29, 1995
                                          --------------      --------------
Food and beverage revenues . . . . . . .    $ 50,863           $  46,175
Games and merchandise revenues . . . . .      22,607              19,805
Franchise fees and royalties . . . . . .         977                 751
Interest income, including related
 party income of $57 and $74,
 respectively. . . . . . . . . . . . . .         296                 218
Joint venture income . . . . . . . . . .          34                  27
                                             -------             -------
                                              74,777              66,976
                                             -------             -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . .      36,130              34,124
 Selling, general and administrative
   expenses, including related party
   expenses of $31 in both periods . . . .    11,299              11,515
 Depreciation and amortization . . . . . .     6,327               5,684
 Interest expense. . . . . . . . . . . . . .     882                 786
 Loss on property transactions . . . . . . .      81                  63
 Other operating expenses. . . . . . . . . .  14,065              14,517
                                             -------             -------
                                              68,784              66,689
                                             -------             -------

Income before income taxes . . . . . . . . .   5,993                 287
                                             -------             -------

Income taxes:
 Current expense . . . . . . . . . . . . . .     977                 355
 Deferred (benefit) expense. . . . . . . . .   1,479                (129)
                                             -------             -------
                                               2,456                 226
                                             -------             -------

 Net income . . . . . . . . . . . . . . . .  $ 3,537             $    61
                                             =======             =======

Earnings per common and common equivalent share:

Primary:

 Net income  . . . . . . . . . . . . . . .     $  .19             $   .00
                                              =======             =======
 Weighted average shares outstanding . . . .   18,556              18,164
                                              =======             =======

Fully diluted:

 Net income  . . . . . . . . . . . . . . .     $  .19              $  .00
                                              =======             =======
 Weighted average shares outstanding . . .     18,589              18,173
                                              =======             =======


          See notes to consolidated financial statements.


                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                (Thousands, except per share data)



                                           Nine Months Ended
                                Sept. 27,1996       Sept. 29, 1995
                                -------------       ----------------

Food and beverage revenues . . .   $ 152,984            $ 138,903
Games and merchandise revenues . .    66,158               60,128
Franchise fees and royalties . . .     2,945                2,604
Interest income, including related
  party income of $183 and $172,
  respectively . . . . . . . . . .       843                  654
Joint venture income . . . . . . . .     147                   81
                                     -------              -------
                                     223,077              202,370
                                     -------              -------
Costs and expenses:
  Cost of sales . . . . . . . . . .  108,290              105,078
  Selling, general and administrative
   expenses, including related party
   expenses of $94 in both periods .  32,982               33,975
 Depreciation and amortization . . .  18,306               16,535
 Interest expense. . . . . . . . . .   2,635                2,239
 Loss on property transactions . . .     193                 102
 Other operating expenses. . . . . .  42,067              41,851
                                     -------             -------
                                     204,473             199,780
                                     -------             -------

Income before income taxes . . . .    18,604               2,590
                                     -------             -------
Income taxes:
  Current expense. . . . . . . . . .   2,403                 880
  Deferred expense . . . . . . . . .   5,224                 264
                                      -------             -------
                                       7,627               1,144
                                      -------             -------
Net income . . . . . . . . . . . . . $10,977             $ 1,446
                                     =======             =======

Earnings per common and common equivalent share:
Primary:
 Net income  . . . . . . . . . . . .  $   .58            $   .07
 Weighted average shares outstanding . 18,494             18,146
                                      =======             =======

Fully diluted:
 Net income  . . . . . . . . . . . .  $   .58             $   .07
                                      =======             =======
 Weighted average shares outstanding . 18,565              18,177
                                      =======             =======


          See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)
                (Thousands, except per share data)



     Common       Capital in    Deferred             Treasury
     Stock         Excess of    Retained   Compen-     Stock
Shares  Par Value  Par Value    Earnings   sation  Shares  Cost
------  ---------  ---------    --------   ------  ------  ----
Balances, December 29, 1995. . . . .
 21,435   $ 2,143   $ 153,516    $ 4,733  $(3,642)  3,109 $(30,263)

Net income . . . . . . .          10,977

Redeemable preferred stock
  accretion. . . . . . . . . .       (77)

Redeemable preferred stock dividends,
    $3.60 per share. . . . . .      (178)

Stock options exercised. . . .
    29          3          203

Tax expense from the exercise of stock
    options and stock grants . . .
                          (529)

  Stock issued under 401K plan...
     8           1          52

  Stock split costs. . . . . .
                           (31)

  Cash redemption of fractional shares...
    (1)                    (17)

  Amortization of deferred compensation..          1,366
 ------      -------    --------      -------     -------   -----   ------
Balances, September 27, 1996....
 21,471      $ 2,147  $ 153,194       $15,455     $(2,276)  3,109  (30,263)
 ======      =======   =========      =======     =======   =====   ======



                 See notes to consolidated financial statements.


                           SHOWBIZ  PIZZA  TIME,  INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Thousands)



                                              Nine Months Ended
                                          ------------------------------
                                        Sept. 27, 1996      Sept. 29, 1995
                                        ----------------     ---------------
Operating activities:
 Net income  . . . . . . . . . . . . .         $10,977           $ 1,446
 Adjustments to reconcile net income to cash
       provided by operations:
  Depreciation and amortization. . . . . . . .  18,306            16,535
  Deferred tax expense . . . . . . . . . . . .   5,224               264
  Loss on property transactions. . . . . . . .     193               102
  Compensation expense under stock grant plan.   1,366             1,366
  Other. . . . .                                   270               411
  Net change in receivables, inventory, prepaids,
    payables and accrued liabilities . . . . . . 3,947               113
                                                ------            ------
      Cash provided by operations. . . . . . .  40,283            20,237
                                                ------            ------

Investing activities:
  Purchases of property and equipment. . . . . (38,650)         (19,273)
  Additions to notes receivable. . . . . . . .  (1,868)          (2,293)
  Payments received on notes receivable. . . .   1,867            1,851
  (Increase) decrease in investments, deferred
        charges and other assets . . . . . . .      48             (633)
                                                ------           ------
     Cash used in investing activities . . . . (38,603)         (20,348)
                                                ------           ------

Financing activities:
  Payments on debt and line of credit . . . .   (6,700)        (30,495)
  Proceeds from debt and line of credit. . . .   3,600          31,645
  Reduction of capital lease obligations . . .     (68)            (42)
  Reduction of minority interest . . . . . . . .  (364)
  Exercise of stock options  . . . . . . . . . .   206              69
  Redeemable preferred stock dividends . . . . .  (178)           (178)
  Other. . . . . . . . . . . . . . . . . . . .      33              97
                                                ------          ------
    Cash provided by (used in) financing
      activities . . . . . . . . . . . . . . .  (3,471)          1,096
                                                ------          ------

Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . .  (1,791)            985
Cash and cash equivalents, beginning
    of period. . . . . . . . . . . . . . . . .   5,589           2,381
                                               -------          ------
Cash and cash equivalents, end of period . . . $ 3,798         $ 3,366
                                                ======          ======

                 See notes to consolidated financial statements.


                           SHOWBIZ  PIZZA  TIME,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                   (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended September 27, 1996 and September 29, 1995 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1995. Results of operations for the periods ended September 27, 1996 and September 29, 1995 are not necessarily indicative of the results for the year.

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


                      Three Months Ended       Nine Months Ended
                    ----------------------   ---------------------
                    Sept. 27,   Sept. 29,    Sept. 27,  Sept. 29,
                       1996        1995         1996       1995
                    --------     --------    ---------  --------

Net income .........   $ 3,537      $  61      $10,977   $ 1,446
Accretion of redeemable
   preferred stock........(26)        (26)         (77)      (78)
Redeemable preferred
   stock dividends........(59)        (59)        (178)     (178)
                        -----       -----        -----     -----
Adjusted income (loss)
  applicable to common
  and common equivalent
  shares................$ 3,452    $ (24)       $10,722   $1,190
                         ======    =====         ======    =====
Primary:
  Weighted average number
    of common shares
    outstanding         18,229    18,039         18,226   18,069
  Common stock equivalents:
     Stock purchase
      options.........     327       125            268       77
                        ------     -----          ------   -----
  Weighted average
    number of shares
    outstanding.......  18,556    18,164         18,494   18,146
                        ======    ======         ======   ======
  Earnings per common
    and common
    equivalent share.. $   .19    $  .00          $ .58    $ .07
                       =======     ======          =====     ====
Fully diluted:

  Weighted average
    number of common
    shares outstanding..18,229     18,039        18,226   18,069

  Common stock equivalents:
     Stock purchase
      options........     360         134           339      108
                        ------     ------        ------   ------
  Weighted average
    number of shares
    outstanding        18,589     18,173         18,565   18,177
                       ======     ======         ======   ======
  Earnings per common
    and common
    equivalent share...$  .19     $  .00          $ .58   $  .07
                        ======     ======          ======   =====



                         SHOWBIZ  PIZZA  TIME,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                   (Unaudited)




3.    Significant transactions:

     In September 1996, the Company purchased all of the Chuck E. Cheese's restaurants owned by its largest franchisee, McBiz Corporation ("McBiz"). Under the terms of the transaction, the Company purchased 19 restaurants operated by McBiz plus the 49% minority interest of one restaurant previously operated as a joint venture by the two companies. In addition to the cash purchase price of $2.6 million, the Company reimbursed McBiz for remodeling costs for three restaurants which had been recently remodeled. The transaction was structured as an asset purchase with the Company assuming no liabilities.

     In August 1996, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $15 million and
extended the maturity date to June 1998.   In September 1996, the Company
prepaid $5 million in term notes. As a result of these transactions, the Company's credit facility totals $43 million, which consists of $28 million in term notes and the $15 million line of credit. Interest under the amended line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or at the Company's option, LIBOR plus 2% to 3%.Currently, any borrowings under this line of credit would be at prime plus 0% or, at LIBOR plus 2%. At September 27, 1996, $3.6 million was outstanding under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. These tests did not change significantly with the recent amendment to increase the line of credit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995
--------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.


                                            Three Months Ended
                                     ----------------------------------
                                    Sept. 27, 1996      Sept. 29, 1995
                                    --------------      --------------
Revenue  .................              100.0%                100.0%
                                        -----                 -----
 Costs and  expenses:
  Cost of sales...........                48.3                 50.9
  Selling, general and
    administrative.......                 15.1                 17.2
  Depreciation and
    amortization.........                  8.5                  8.5
  Interest expense.......                  1.2                  1.2
  Loss on property
    transactions.........                   .1                   .1
  Other operating
    expenses.............                 18.8                 21.7
                                         ------               ------
                                          92.0                 99.6
                                         =====                =====
Income before income
  taxes.................                   8.0                   .4
Income tax expense .....                   3.3                   .3
                                         ------               ------
Net income .............                   4.7%                   .1%
                                         =====                 =====


  Revenues
  --------

     Revenues increased to $74.8 million in the third quarter of 1996 from $67.0 million in the third quarter of 1995 primarily due to an increase of 10.3% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the third quarters of both 1996 and 1995. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.5% between the periods.

   Costs and Expenses
    -----------------

     Costs and expenses as a percentage of revenues decreased to 92.0% in the third quarter of 1996 from 99.6% in the third quarter of 1995.

     Cost of sales decreased as a percentage of revenues to 48.3% in the third quarter of 1996 from 50.9% in the comparable period of 1995. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales increased to 17.9% in the third quarter of 1996 from 17.7% in the third quarter of 1995 primarily due to an increase in the cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 28.0% during the third quarter of 1996 from 30.2% in the third quarter of 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues declined to 15.1% in the third quarter of 1996 from 17.2% in the comparable period of 1995 primarily due to comparable store sales increases and a reduction in advertising costs between the two periods.

     Depreciation and amortization expenses as a percentage of revenues remained constant at 8.5% in the third quarters of both 1996 and 1995.

    Interest expense increased to approximately $882,000 in the third quarter of 1996 from $786,000 in the third quarter of 1995 due primarily to increased borrowing since the third quarter of 1995.

     The Company provided for a loss on property transactions of approximately $81,000 in the third quarter of 1996 and $63,000 in the third quarter of 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants.

     Other operating expenses decreased as a percentage of revenues to 18.8% in the third quarter of 1996 from 21.7% in the third quarter of 1995 primarily due to a decrease in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


  Net Income
  -----------

      The Company had net income of $3.5 million in the third quarter of 1996 compared to $61,000 in the third quarter of 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.19 per share in the third quarter of 1996 compared to $.00 per share in the third quarter of 1995.



First Nine Months of 1996 Compared to First Nine Months of 1995
---------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first nine months is shown below.


                             Nine Months Ended
                       -------------------------------------
                       Sept. 27, 1996         Sept. 29, 1995
                       --------------         --------------
Revenue.............       100.0%                 100.0%
                           ------                 ------
Costs and  expenses:
 Cost of sales.........     48.5                  51.9
 Selling, general and
   administrative.......    14.8                  16.7
 Depreciation and
   amortization........      8.2                   8.2
 Interest expense......      1.2                   1.1
 Loss on property
   transactions........       .1                    .1
 Other operating
   expenses............     18.9                  20.7
                          ------                ------
                           91.7                   98.7
                          ======                ======
  Income before
   income taxes..........    8.3                  1.3
 Income tax expense......    3.4                   .6
                          ------                ------
 Net income.............     4.9%                  .7%
                           =====                 =====


  Revenues
   -------

     Revenues increased to $223.1 million in the first nine months of 1996 from $202.4 million in the comparable period of 1995 primarily due to an increase of 9.7% in comparable store sales of the Company's Chuck
E. Cheese's restaurants which were open during all of the first nine months of both 1996 and 1995. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 3.0% between the periods.


   Costs and Expenses
   -------------------

     Costs and expenses as a percentage of revenues decreased to 91.7% in the first nine months of 1996 from 98.7% in the first nine months of 1995.

     Cost of sales decreased as a percentage of revenues to 48.5% in the first nine months of 1996 from 51.9% in the comparable period of 1995. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 17.6% in the first nine months of 1996 from 18.0% in the comparable period of 1995 primarily due to the increase in menu prices. Restaurant labor expenses as a percentage of restaurant sales decreased to 28.3% during the first nine months of 1996 from 30.8% in the first nine months of 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

   Selling, general and administrative expenses as a percentage of revenues declined to 14.8% in the first nine months of 1996 from 16.7% in the comparable period of 1995 primarily due to comparable store sales increases and a reduction in advertising costs between the two periods.

     Depreciation and amortization expenses as a percentage of revenues remained constant at 8.2% in the first nine months of both 1996 and 1995.

     Interest expense increased to approximately $2.6 million in the first nine months of 1996 from $2.2 million in the first nine months of 1995 due primarily to increased borrowing since the third quarter of 1995.

     The Company had a loss on property transactions of $193,000 in the first nine months of 1996 and $102,000 in 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants. The loss in 1995 was partially offset by a net gain of $100,000 from the sale of certain assets which had been held for resale.

     Other operating expenses decreased as a percentage of revenues to 18.9% in the first nine months of 1996 from 20.7% in the comparable period of 1995 primarily due to a decrease in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


  Net Income
  ----------

     The Company had net income of $11.0 million in the first nine months of 1996 compared to $1.4 million in the first nine months of 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.58 per share in the first nine months of 1996 compared to $.07 per share in the first nine months of 1995.




Financial Condition, Liquidity and Capital Resources
-----------------------------------------------------


     Cash provided by operations increased to $40.3 million in the first nine months of 1996 from $20.2 million in the comparable period of 1995. Cash outflows from investing and financing activities for the first nine months of 1996 were $38.6 million and $3.5 million, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its loan agreements.

     In August 1996, the Company increased its line of credit to $15 million from $5 million and extended the maturity date to June 1998 from June 1997. Interest under the amended line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to
 .5% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus 2% to 3%. Currently, any borrowings under this line of credit would be at prime plus 0% or at LIBOR plus 2%. As of September 27,1996, $3.6 million was outstanding under the line of credit. In
September 1996, the Company prepaid  $5 million in term notes.   The
Company's total credit facility of $43 million now consists of $28 million in term notes and the $15 million line of credit. The credit facility includes term notes totaling $18 million with annual interest of 10.02% maturing in 2001 and term notes totaling $10 million with annual interest equal to LIBOR plus 3.5% maturing in 2000. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. These tests did not change significantly with the recent amendment to increase the line of credit.

     The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 and 76 restaurants under this program in 1994 and 1995, respectively, and completed an additional 91 restaurants during the first nine months of 1996. The Company plans to reposition substantially all Company-operated restaurants by the end of 1996 with the exception of 19 newly acquired restaurants which will be repositioned no later than the first quarter of 1997. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $325,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

     In September 1996, the Company purchased all of the Chuck E. Cheese's restaurants owned by its largest franchisee, McBiz Corporation ("McBiz"). Under the terms of the transaction, the Company purchased 19 restaurants operated by McBiz plus the 49% minority interest of one restaurant previously operated as a joint venture by the two companies. In addition to the cash purchase price of $2.6 million, the Company reimbursed McBiz for remodeling costs for three restaurants which had been recently remodeled. The transaction was structured as an asset purchase with the Company assuming no liabilities.

     The Company has implemented several strategies, including its "repositioning" program, to strengthen the sales vitality of its existing unit base in what management believes is a competitive market. At September 27, 1996, approximately 77% of all Company- operated restaurants have been repositioned. As a result of its strategies, comparable store sales increased 2.3%, 7.7%, 11.5% and 10.3% in the fourth quarter of 1995 and the first, second and third quarters of 1996, respectively.

     The Company believes it will realize substantial benefit from utilization of approximately $50 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002.
Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million of which $5.8 million expires from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 29, 1995 was approximately $48 million. Based on the results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company-operated restaurants by the end of 1996 with the exception of 19 newly acquired restaurants which will be repositioned no later than the first quarter of 1997, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

                       PART II - OTHER INFORMATION
                      ----------------------------


Item 1.    Legal Proceedings.

     There are no legal proceedings against the Company which have arisen in the ordinary course of its business or otherwise, which the Company believes are material in amount.

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


Item 6.  Exhibits and Reports on Form 8-K.


                              EXHIBIT INDEX
  a)  Exhibits

   Exhibit
   Number                    Description
   -------                    -----------

  10(h)(1) Modification and Extension Agreement in the stated amount of $15,000,000.00, dated August 1,1996, between Bank One, Texas, N.A. and the Company.

  10(h)(2) Restated Revolving Credit Note in the stated amount of $15,000,000.00, dated August 1,1996, between Bank One,
           Texas, N.A. and the Company.

  10(i)    Amendment No. 1 to the Amended and Restated Employment
           Agreement, dated July 19, 1996, between Richard M. Frank and the Company.

  10(j) Asset Purchase Agreement, dated September 16, 1996, between McBiz Corporation, McBiz Limited Partnership,
           McBiz of Iowa Limited Partnership and the Company.


  (b)  Reports on Form 8-K

  None filed during the quarter for which this report is filed.

                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SHOWBIZ PIZZA TIME, INC.





Dated: November 8, 1996      By: /s/ Larry G. Page
                              -----------------------
                           Larry G. Page
                           Executive Vice President
                           and Chief Financial Officer

Exhibit
Number     Description
-------    -----------

10(h)(1) Modification and Extension Agreement in the stated amount of $15,000,000.00, dated August 1,1996, between Bank One, Texas, N.A. and the Company.

10(h)(2) Restated Revolving Credit Note in the stated amount of $15,000,000.00, dated August 1,1996, between Bank One,
           Texas, N.A. and the Company.

10(i)    Amendment No. 1 to the Amended and Restated Employment
         Agreement, dated July 19, 1996, between Richard M. Frank and the Company.

10(j) Asset Purchase Agreement, dated September 16, 1996, between Mcbiz Corporation, Mcbiz Limited Partnership,
         Mcbiz Of Iowa Limited Partnership and the Company.