Form 10-K/A
period 1995-12-29
SHOWBIZ PIZZA TIME INC
filed 1997-02-21
CIK 813920

-------------------------------------------------------------------------------
                                  FORM 10-K/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ____.

                         Commission File Number 0-15782

                           SHOWBIZ PIZZA TIME, INC.
             (Exact name of registrant as specified in its charter)

                           KANSAS                  48-0905805
                (State or jurisdiction of       (I.R.S. Employer
                incorporation or organization   Identification No.)

                           4441 West Airport Freeway
                           P.O. Box 150277
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




-------------------------------------------------------------------------------

        This Form 10-K/A amends and restates in its entirety Item 8 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.


Item 8.  Financial Statements and Supplementary Data


                           SHOWBIZ PIZZA TIME, INC.
               YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994
                            AND DECEMBER 31, 1993

                                   CONTENTS



                                                                   Page
                                                                   ----
Independent auditors' report . . . . . . . . . . . . . . . . . .     3

Consolidated financial statements:

   Consolidated balance sheets . . . . . . . . . . . . . . . . .     4

   Consolidated statements of earnings . . . . . . . . . . . . .     5

   Consolidated statements of shareholders' equity . . . . . . .     6

   Consolidated statements of cash flows . . . . . . . . . . . .     7

   Notes to consolidated financial statements  . . . . . . . . .     8

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

DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1996
(May 22, 1996
as to the last paragraph
in Note 1)

                            SHOWBIZ PIZZA TIME, INC.

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 1994 AND DECEMBER 29, 1995
                         (THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               DECEMBER 30,    DECEMBER 29,
                                                                   1994            1995
                                                               ------------    ------------
Current assets:
  Cash and cash equivalents.................................     $  2,381        $  5,589
  Accounts receivable, including receivables from related
     parties of $416 and $415, respectively.................        3,361           3,327
  Current portion of notes receivable, including receivables
     from related parties of $300 and $327, respectively....          529             608
  Inventories...............................................        3,107           3,589
  Prepaid expenses..........................................        2,900           2,781
  Current portion of deferred tax asset.....................        3,583           4,147
                                                                 --------        --------
          Total current assets..............................       15,861          20,041
                                                                 --------        --------
Investments in related parties..............................          699             761
                                                                 --------        --------
Property and equipment......................................      130,190         137,181
                                                                 --------        --------
Deferred tax asset..........................................       29,414          28,582
                                                                 --------        --------
Other assets:
  Notes receivable, less current portion, including
     receivables from related parties of $1,708 and $1,983,
     respectively...........................................        6,705           7,072
  Deferred charges, less amortization.......................        2,083           2,599
  Other.....................................................        3,356           2,774
                                                                 --------        --------
                                                                   12,144          12,445
                                                                 --------        --------
                                                                 $188,308        $199,010
                                                                 ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................     $ 10,060        $     95
  Accounts payable and accrued liabilities..................       26,545          29,836
                                                                 --------        --------
     Total current liabilities..............................       36,605          29,931
                                                                 --------        --------
Long-term debt, less current portion........................       19,947          35,753
                                                                 --------        --------
Deferred credits............................................        3,025           3,443
                                                                 --------        --------
Other liabilities...........................................        1,314           1,391
                                                                 --------        --------

Commitments and contingencies

Redeemable preferred stock, $60 par value, redeemable for
  $2,974 in 2005............................................        1,902           2,005
                                                                 --------        --------
Shareholders' equity:
  Common stock, $.10 par value; authorized 30,000,000
     shares; 21,505,853 and 21,435,092 shares issued,
     respectively...........................................        2,151           2,144
  Capital in excess of par value............................      155,815         153,515
  Retained earnings.........................................        5,012           4,733
  Deferred compensation.....................................       (7,200)         (3,642)
  Less treasury shares of 3,109,176 at both dates, at
     cost...................................................      (30,263)        (30,263)
                                                                 --------        --------
                                                                  125,515         126,487
                                                                 --------        --------
                                                                 $188,308        $199,010
                                                                 ========        ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                         YEARS ENDED DECEMBER 31, 1993,
                    DECEMBER 30, 1994 AND DECEMBER 29, 1995
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1993        1994        1995
                                                              --------    --------    --------
Food and beverage revenues..................................  $197,090    $189,257    $182,376
Games and merchandise revenues..............................    70,242      74,331      76,969
Franchise fees and royalties................................     4,321       4,078       3,464
Interest income, including related party income of $177,
  $209, and $222, respectively..............................       346         688         872
Joint venture income........................................       345         161         102
                                                              --------    --------    --------
                                                               272,344     268,515     263,783
                                                              --------    --------    --------
Costs and expenses:
  Cost of sales.............................................   137,343     137,729     136,700
  Selling, general and administrative expenses, including
     related party expenses of $125 in each year............    42,129      47,263      44,794
  Depreciation and amortization.............................    23,058      26,032      23,184
  Interest expense, including related party expense of $99
     in 1993................................................       797       1,861       3,118
  (Gain) loss on property transactions......................       675      (2,597)        136
  Other operating expenses..................................    50,095      55,114      55,476
                                                              --------    --------    --------
                                                               254,097     265,402     263,408
                                                              --------    --------    --------
Income before income taxes..................................    18,247       3,113         375
Income taxes:
  Current expense...........................................     1,751         869         701
  Deferred (benefit) expense................................     4,605       1,568        (389)
                                                              --------    --------    --------
                                                                 6,356       2,437         312
                                                              --------    --------    --------
Net income..................................................  $ 11,891    $    676    $     63
                                                              ========    ========    ========
Earnings per common and common equivalent share:
  Primary:
     Net income (loss)......................................  $    .57    $    .02    $   (.02)
                                                              ========    ========    ========
     Weighted average shares outstanding....................    20,183      18,191      18,098
                                                              ========    ========    ========
  Fully diluted:
     Net income (loss)......................................  $    .57    $    .02    $   (.02)
                                                              ========    ========    ========
     Weighted average shares outstanding....................    20,196      18,191      18,098
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1993,
                    DECEMBER 30, 1994 AND DECEMBER 29, 1995
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                       COMMON                                                       TREASURY
                                                        STOCK           CAPITAL IN    RETAINED     DEFERRED          STOCK
                                                 -------------------    EXCESS OF     EARNINGS     COMPEN-     ------------------
                                                 SHARES    PAR VALUE    PAR VALUE     (DEFICIT)     SATION     SHARES      COST
                                                 ------    ---------    ----------    ---------    --------    ------    --------
Balances, January 1, 1993......................  19,448     $1,946       $142,570      $(6,872)    $  (666)      318     $ (4,811)
  Net income...................................                                         11,891
  Redeemable preferred stock accretion.........                                           (104)
  Redeemable preferred stock dividends, $4.80
    per share..................................                                           (238)
  Stock options exercised......................     72           8            570
  Warrants exercised...........................  1,282         127          1,393
  Stock grant plan.............................    621          62         11,979                  (12,000)
  Tax expense from exercise of stock options
    and stock grants...........................                               (37)
  Treasury stock acquired......................                                                                1,251      (11,939)
  Amortization of deferred compensation........                                                      2,732
  Stock issued under 401(k) plan...............      2                         36
                                                 ------     ------       --------      -------     --------    -----     --------
Balances, December 31, 1993....................  21,425      2,143        156,511        4,677      (9,934)    1,569      (16,750)
  Net income...................................                                            676
  Redeemable preferred stock accretion.........                                           (103)
  Redeemable preferred stock dividends, $4.80
    per share..................................                                           (238)
  Stock options exercised......................     81           8            232
  Tax expense from exercise of stock options
    and stock grants...........................                              (928)
  Treasury stock acquired......................                                                                1,540      (13,513)
  Amortization of deferred compensation........                                                      2,734
                                                 ------     ------       --------      -------     --------    -----     --------
Balances, December 30, 1994....................  21,506      2,151        155,815        5,012      (7,200)    3,109      (30,263)
  Net income...................................                                             63
  Redeemable preferred stock accretion.........                                           (104)
  Redeemable preferred stock dividends, $4.80
    per share..................................                                           (238)
  Stock options exercised......................     19           2             88
  Stock grant shares forfeited.................    (90)         (9)        (1,734)                   1,737
  Tax expense from exercise of stock options
    and stock grants...........................                              (654)
  Amortization of deferred compensation........                                                      1,821
                                                 ------     ------       --------      -------     --------    -----     --------
Balances, December 29, 1995....................  21,435     $2,144       $153,515      $ 4,733     $(3,642)    3,109     $(30,263)
                                                 ======     ======       ========      =======     ========    =====     ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1993,
                    DECEMBER 30, 1994 AND DECEMBER 29, 1995
                                  (THOUSANDS)

                                                                1993        1994        1995
                                                              --------    --------    --------
Operating activities:
  Net income................................................  $ 11,891    $    676    $     63
  Adjustments to reconcile net income to cash provided by
     operations:
     Depreciation and amortization..........................    23,058      26,032      23,184
     Deferred income tax expense (benefit)..................     4,605       1,568        (389)
     (Gain) loss on property transactions...................       675      (2,597)        136
     Compensation expense under stock grant plan............     2,756       2,734       1,821
     Other..................................................       399         619         418
     Net change in receivables, inventories, prepaids,
       payables and accrued liabilities.....................     1,521       1,787       2,577
                                                              --------    --------    --------
       Cash provided by operations..........................    44,905      30,819      27,810
                                                              --------    --------    --------
Investing activities:
  Purchases of property and equipment.......................   (44,600)    (29,421)    (28,277)
  Proceeds from disposition of property and equipment.......       250       6,725          20
  Payments received on notes receivable.....................       978       2,992       2,503
  Additions to notes receivable.............................      (724)     (2,169)     (3,047)
  Change in deferred charges, investments and other
     assets.................................................    (1,813)       (703)     (1,747)
                                                              --------    --------    --------
     Cash used in investing activities......................   (45,909)    (22,576)    (30,548)
                                                              --------    --------    --------
Financing activities:
  Proceeds from line of credit..............................    24,050       8,535      38,895
  Payments on line of credit................................   (10,550)     (5,235)    (32,995)
  Reduction of debt and capital lease obligations, including
     payments to related parties of $1,658 in 1993..........    (1,692)        (47)        (59)
  Redeemable preferred stock dividends......................      (238)       (238)       (238)
  Acquisition of treasury stock.............................   (11,939)    (13,513)
  Exercise of stock options and warrants, including exercise
     by a related party of $1,488 in 1993...................     2,098         240          90
  Other.....................................................       324        (115)        253
                                                              --------    --------    --------
     Cash provided by (used in) financing activities........     2,053     (10,373)      5,946
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............     1,049      (2,130)      3,208
Cash and cash equivalents, beginning of year................     3,462       4,511       2,381
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $  4,511    $  2,381    $  5,589
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1993,
                    DECEMBER 30, 1994 AND DECEMBER 29, 1995

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

  Fiscal year:

     The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1993, 1994 and 1995 are for the fiscal years ended December 31, 1993, December 30, 1994 and December 29, 1995, respectively. Fiscal years 1993, 1994 and 1995 were each 52 weeks in length.

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

  Property and equipment, depreciation and amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method. During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets (Note 5). As a result of this change, income before income taxes increased approximately $2.3 million, net income increased approximately $1.4 million and earnings per share increased approximately $.08 in 1995.

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

  Reclassifications:

     In 1995, the Company adopted the single step format for presenting its Consolidated Statements of Earnings. Certain reclassifications of 1993 and 1994 amounts have been made to conform to the 1995 presentation.

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

  Stock Split:

     All share and per share amounts have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend of the Company's Common Stock effected on May 22, 1996.

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

                            SHOWBIZ PIZZA TIME, INC.

3. ACCOUNTS RECEIVABLE:

                                                                1994      1995
                                                               ------    ------
                                                                 (THOUSANDS)
Trade.......................................................   $  382    $  516
Other.......................................................    3,454     2,886
                                                               ------    ------
                                                                3,836     3,402
Less allowance for doubtful collection......................     (475)      (75)
                                                               ------    ------
                                                               $3,361    $3,327
                                                               ======    ======

4. NOTES RECEIVABLE:

     The Company's notes receivable at December 30, 1994 and December 29, 1995 arose principally as a result of the sale of restaurants, lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 19), and advances to franchisees, joint ventures and managed properties. All obligors under the notes receivable are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2000, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $139,000 and $354,000 at December 30, 1994 and December 29, 1995, respectively.

5. PROPERTY AND EQUIPMENT:

     In 1995, the Company changed its estimate of the useful lives of certain fixed assets.

                                                PREVIOUS     NEW
                                                 LIVES      LIVES      1994       1995
                                                --------   -------   --------   --------
                                                    (IN YEARS)           (THOUSANDS)
Land and improvements........................      0-10       0-20   $  4,650   $  4,630
Leasehold improvements.......................      4-15       4-20    107,928    118,041
Buildings and improvements...................      4-15       4-25      8,789      8,789
Furniture, fixtures and equipment............      2-10       2-15     87,756     97,703
Property leased under capital leases (Note
  8).........................................     10-15      10-15      1,328      1,328
                                                                     --------   --------
                                                                      210,451    230,491
Less accumulated depreciation and
  amortization...............................                         (81,805)   (94,781)
                                                                     --------   --------
                                                                      128,646    135,710
Construction in progress.....................                           1,544      1,471
                                                                     --------   --------
                                                                     $130,190   $137,181
                                                                     ========   ========

6. DEFERRED CHARGES:

                                                                1994       1995
                                                               -------    -------
                                                                  (THOUSANDS)
Franchise rights............................................   $ 5,000    $ 5,000
Loan costs..................................................       434      1,223
Other.......................................................       557        579
                                                               -------    -------
                                                                 5,991      6,802
Less accumulated amortization...............................    (3,908)    (4,203)
                                                               -------    -------
                                                               $ 2,083    $ 2,599
                                                               =======    =======

                            SHOWBIZ PIZZA TIME, INC.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                1994       1995
                                                               -------    -------
                                                                  (THOUSANDS)
Accounts payable............................................   $10,819    $12,851
Salaries and wages..........................................     3,990      4,215
Insurance...................................................     7,670      8,805
Taxes, other than income....................................     2,528      2,561
Other.......................................................     1,538      1,404
                                                               -------    -------
                                                               $26,545    $29,836
                                                               =======    =======

8. LEASES:

     The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of seven to 30 years with various renewal options.

     Following is a summary of property leased under capital leases: 1995 and
1994

                                                                1994      1995
                                                               ------    ------
                                                                 (THOUSANDS)
Buildings and improvements..................................   $1,328    $1,328
Less accumulated depreciation...............................     (771)     (877)
                                                               ------    ------
                                                               $  557    $  451
                                                               ======    ======

     Scheduled annual maturities of the obligations for capital and operating leases as of December 29, 1995, are:

                           YEARS                              CAPITAL    OPERATING
                           -----                              -------    ---------
                                                                  (THOUSANDS)
1996........................................................  $  292     $ 26,755
1997........................................................     292       24,182
1998........................................................     256       21,271
1999........................................................     184       19,087
2000........................................................     184       17,223
2001-2009 (aggregate payments)..............................   1,055       39,317
                                                              ------     --------
Minimum future lease payments...............................   2,263     $147,835
                                                                         ========
Less amounts representing interest..........................  (1,115)
                                                              ------
Present value of future minimum lease payments..............   1,148
Less current portion........................................     (95)
                                                              ------
                                                              $1,053
                                                              ======

     Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

                            SHOWBIZ PIZZA TIME, INC.

     The Company's rent expense is comprised of the following:

                                                         1993       1994       1995
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Minimum...............................................  $25,305    $28,003    $28,730
  Contingent..........................................      185        216        146
                                                        -------    -------    -------
                                                        $25,490    $28,219    $28,876
                                                        =======    =======    =======

9. LONG-TERM DEBT:

                                                                1994       1995
                                                              --------    -------
                                                                  (THOUSANDS)
Term loan, 10.02%, due June 2001............................              $18,000
Term loan, LIBOR plus 3.5%, due June 2000...................               10,000
Term loans, LIBOR plus 3.5%, due October 1997...............                5,000
Revolving bank loan, prime plus  1/2% or LIBOR plus 3%,
  due June 1997.............................................                1,700
Revolving bank loan, prime plus 1% to 2.75%, due January
  1996......................................................  $ 28,800
Obligations under capital leases (Note 8)...................     1,207      1,148
                                                              --------    -------
                                                                30,007     35,848
Less current portion........................................   (10,060)       (95)
                                                              --------    -------
                                                              $ 19,947    $35,753
                                                              ========    =======

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

     As of December 29, 1995, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are $6.7 million in 1997, $10 million in 2000 and $18 million in 2001.

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

                            SHOWBIZ PIZZA TIME, INC.

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

     Earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                           1993      1994      1995
                                                          -------   -------   -------
Net income..............................................  $11,891   $   676   $    63
Accretion of redeemable preferred stock.................     (104)     (103)     (104)
Redeemable preferred stock dividends....................     (238)     (238)     (238)
                                                          -------   -------   -------
Adjusted income (loss) applicable to common shares......  $11,549   $   335   $  (279)
                                                          =======   =======   =======
Primary:
  Weighted average common shares outstanding............   19,224    18,117    18,098
  Common stock equivalents:
  Stock purchase warrants...............................      639
  Other.................................................      320        74
                                                          -------   -------   -------
  Weighted average shares outstanding...................   20,183    18,191    18,098
                                                          =======   =======   =======
  Earnings (loss) per common and common equivalent
     share..............................................  $   .57   $   .02   $  (.02)
                                                          =======   =======   =======
Fully Diluted:
  Weighted average common shares outstanding............   19,224    18,117    18,098
  Common stock equivalents:
  Stock purchase warrants...............................      639
  Other.................................................      333        74
                                                          -------   -------   -------
  Weighted average shares outstanding...................   20,196    18,191    18,098
                                                          =======   =======   =======
  Earnings (loss) per common and common equivalent
     share..............................................  $   .57   $   .02   $  (.02)
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

     Initial franchise fees included in revenues were $82,500, $315,000 and $98,000 in 1993, 1994 and 1995, respectively.

                            SHOWBIZ PIZZA TIME, INC.

15. COST OF SALES:

                                                       1993        1994        1995
                                                     --------    --------    --------
                                                               (THOUSANDS)
Food, beverage and related supplies................  $ 48,435    $ 46,328    $ 43,412
Games and merchandise..............................    11,375      12,369      13,285
Labor..............................................    77,533      79,032      80,003
                                                     --------    --------    --------
                                                     $137,343    $137,729    $136,700
                                                     ========    ========    ========

16. INCOME TAXES:

     The significant components of income tax expense are as follows:

                                                            1993      1994      1995
                                                           ------    ------    ------
                                                                  (THOUSANDS)
Current expense..........................................  $1,751    $  869    $  701
Deferred expense:
  Utilization of operating loss carryforwards............   6,078     2,204     1,138
  Net tax benefits from exercise of stock options and
     stock
     grants..............................................     (37)     (928)     (654)
  Increase in valuation of deferred tax asset............    (971)
  Allowance for tax credit carryforwards expiring in
     1997................................................             1,104
  Tax credits............................................    (465)     (237)     (127)
  Other (primarily temporary differences related to
     depreciation).......................................              (575)     (746)
                                                           ------    ------    ------
                                                           $6,356    $2,437    $  312
                                                           ======    ======    ======

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

     In August 1993, new federal tax legislation was enacted that increased the Company's federal tax rate to 35% effective December 31, 1993. As a result, the Company's deferred tax asset and net income were increased by approximately $971,000 and deferred tax expense decreased by the same amount.

                            SHOWBIZ PIZZA TIME, INC.

     A schedule of expiring NOL's and tax credits by fiscal year are as follows:

                                                                             TAX
                                                               NOL'S       CREDITS
                                                              -------    -----------
                                                                   (THOUSANDS)
1997........................................................               $1,104
1998........................................................                4,007
1999........................................................  $34,000         395
2000........................................................   19,000         149
2001........................................................   14,000          19
2002 -- 2010................................................                  132
                                                              -------      ------
                                                              $67,000      $5,806
                                                              =======      ======

     The Company's alternative minimum tax credits have no expiration date.

     Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 29, 1995, no limitation of such carryforwards has occurred.

     A reconciliation of the statutory rate to taxes provided is as follows:

                                                           1993     1994      1995
                                                           -----    -----    ------
Statutory rate...........................................  35.0%    34.0%     34.0%
State income taxes.......................................   5.1%    14.8%    106.1%
Increase in valuation of deferred tax asset..............  (5.3%)
Allowance for tax credit carryforwards...................           35.5%
Tax credits earned.......................................  (2.6%)   (6.9%)   (33.9%)
Other....................................................   2.6%      .9%    (23.0%)
                                                           -----    -----    ------
Income taxes provided....................................  34.8%    78.3%     83.2%
                                                           =====    =====    ======

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

                            SHOWBIZ PIZZA TIME, INC.

18. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                            1993      1994      1995
                                                           ------    ------    ------
                                                                  (THOUSANDS)
Cash paid during the year for:
  Interest...............................................  $  912    $1,781    $3,055
  Income taxes...........................................   1,769     1,389       801
Supplemental schedule of noncash investing and financing
  activities:
  Notes received in connection with the disposition of
     property and equipment..............................             4,650
  Investment received in connection with the disposition
     of property and equipment...........................               438
  Notes and accounts receivable canceled in connection
     with the acquisition of property and equipment......                         483

19. RELATED PARTY TRANSACTIONS:

     The Hallwood Group, Incorporated ("Hallwood") is the beneficial owner of approximately 14.6% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company and Integra -- A Hotel and Restaurant Company ("Integra").

     In December 1993, the Company fully repaid approximately $1.7 million in a term loan payable to a third party assigned by Integra. The Company made annual payments to Hallwood of $125,000 for consulting services in 1993, 1994, and 1995. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building subleased to Integra with a fair value of approximately $120,000 per year. Integra vacated this space in 1995.

     The Company paid $99,000 in interest to Integra for 1993.

     In 1993, Hallwood and its affiliate exercised warrants to purchase 835,873 shares of common stock. The exercise price of the warrants was $1.19 per share.

     During 1993, the Company advanced $30,000 to joint ventures in which the Company has a 50% interest or less. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from joint ventures of approximately $393,000 and $410,000 at December 30, 1994 and December 29, 1995, respectively.

     In September 1990, the Company entered into an agreement to grant the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association") a $2.0 million line of credit, at prime. In December 1993, the Company granted the Association a $1.0 million line of credit, at prime, for advertising production. In November 1994, available borrowings under the lines of credit were reduced to a total of $2.4 million at an annual interest rate of prime plus 1/2%. In December 1995, the lines were renegotiated to provide the Association with available borrowings of $3,750,000 at 10.5% which expire December 31, 1996. The Association was established to develop and improve entertainment attractions and produce system wide advertising. Two officers of the Association are also officers of the Company. At December 29, 1995, approximately $1,869,000 was outstanding under these lines of credit. The Company also had a miscellaneous account receivable from the Association of $22,000 and $5,000 at December 30, 1994 and December 29, 1995, respectively.

                            SHOWBIZ PIZZA TIME, INC.

20. EMPLOYEE BENEFIT PLANS:

     The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors and c) a stock grant plan.

     In 1995, the Company increased the number of shares of the Company's common stock which may be issued under its employee stock option plan by 750,000 shares to an aggregate of 2,772,038 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

     In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 150,000 shares. Options are granted at the fair market value of the Company's common stock at the date of grant.

                                                         1993       1994       1995
                                                        -------   --------   ---------
Options outstanding, beginning of year................  414,446    558,993     759,953
  Granted.............................................  238,200    512,250     391,860
  Exercised...........................................  (71,828)   (77,570)    (19,239)
  Terminated..........................................  (21,825)  (233,720)   (283,632)
                                                        -------   --------   ---------
Options outstanding, end of year ($1.63-$22.33 per
  share)..............................................  558,993    759,953     848,942
                                                        =======   ========   =========
Options:
  Exercisable.........................................  392,235    262,976     203,024
  Available for grant.................................  536,337    257,807   1,049,579

     The options granted in 1995 are at exercise prices ranging from $5.67 to $7.92 per share. In January 1996, the Company granted 270,992 additional options at an exercise price of $8.29 per share.

     The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,718,637 shares. An aggregate of 621,762 shares were awarded pursuant to the plan in 1993. None were awarded in 1995 and 1994. Compensation expense recognized by the Company pursuant to this plan was $2,756,000, $2,734,000 and $1,821,000 in 1993, 1994 and 1995, respectively. All shares are subject to forfeiture upon termination of the participant's employment by the Company over vesting periods ranging from 2 years to 6 years. The shares are nontransferable during the vesting periods.

     As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993. In 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 90,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan. As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately $1.7 million. The deferred compensation is amortized over the compensated periods of service through 1997.

     The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. In 1993, the Company made a contribution of approximately $36,000 in common stock for the 1992 plan year. No contributions were made for the 1993 and 1994 plan years. The Company plans to contribute $23,000 in common stock for the 1995 plan year.

                            SHOWBIZ PIZZA TIME, INC.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following summarizes the unaudited quarterly results of operations for the years ended December 30, 1994 and December 29, 1995 (thousands, except per share data).

                                                   FISCAL YEAR ENDED DECEMBER 30, 1994
                                                 ---------------------------------------
                                                 APRIL 1    JULY 1    SEPT. 30   DEC. 30
                                                 --------   -------   --------   -------
Revenues......................................   $76,469    $64,175   $68,502    $59,369
Income (loss) before income taxes.............     5,481      2,255     1,696     (6,319)
Net income (loss).............................     3,425      1,248     1,024     (5,021)
Per Share:
  Primary and fully diluted:
     Net income (loss)........................   $   .18    $   .07   $   .05    $  (.28)

                                                  FISCAL YEAR ENDED DECEMBER 29, 1995
                                                ---------------------------------------
                                                MARCH 31   JUNE 30   SEPT. 29   DEC. 29
                                                --------   -------   --------   -------
Revenues.....................................   $72,751    $62,643   $66,976    $61,413
Income (loss) before income taxes............     4,266     (1,963)      287     (2,215)
Net income (loss)............................     2,565     (1,180)       61     (1,383)
Per Share:
  Primary and fully diluted:
     Net income (loss).......................   $   .14    $  (.07)  $   .00    $  (.08)

     In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of its Monterey's Tex-Mex Cafe restaurants. This was partially offset by a $2.0 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants.

     The fourth quarter of 1994 includes a $1.1 million increase in income tax expense due to a reduction in deferred tax credit carryforwards which are estimated to expire in 1997, a write-off of approximately $900,000 for pre-opening expenses due to a change in the estimated future benefit of such expenses and a reserve of approximately $400,000 for the impairment in fair value of certain Chuck E. Cheese's restaurants.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 29, 1995, and December 30, 1994, and for each of the three years in the period ended December 29, 1995, and have issued our report thereon dated February 23, 1996 (May 22, 1996 as to the last paragraph of Note 1); such report, which discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1996

(May 22, 1996
 as to the last
 paragraph of Note 1)

                                                               SCHEDULE II

                            SHOWBIZ PIZZA TIME, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------------------
Column A                             Column B        Column C        Column D      Column E
--------------------------------------------------------------------------------------------
                                                     Additions
                                                      charged
                                    Balance at       to costs                     Balance at
                                   beginning of        and                          end of
Description                           period         expenses       Deductions      period
============================================================================================
                                                      (Thousands)

Allowance for doubtful accounts:

Years ended:

  December 29, 1995...........       $  475                          $  400(A)     $   75
                                     ======                          ======        ======
  December 30, 1994...........       $  266          $  209                        $  475
                                     ======          ======                        ======
  December 31, 1993...........       $  150          $  116                        $  266
                                     ======          ======                        ======

Accumulated amortization --
  deferred charges:

Years ended:

  December 29, 1995...........       $3,909          $1,781          $1,487(B)     $4,203
                                     ======          ======          ======        ======
  December 30, 1994...........       $6,307          $2,854          $5,252(B)     $3,909
                                     ======          ======          ======        ======
  December 31, 1993...........       $7,789          $2,110          $3,592(B)     $6,307
                                     ======          ======          ======        ======

Reserve for uncollectible notes
  receivable:

  December 29, 1995...........       $  139          $  215                        $  354
                                     ======          ======                        ======
  December 30, 1994...........                       $  139                        $  139
                                                     ======                        ======
  December 31, 1993...........       $  320                          $  320(C)
                                     ======                          ======

----------
(A) Settlement of previously reserved accounts.

(B) Write-off of deferred charges.

(C) Adjustment to notes receivable reserve.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SHOWBIZ PIZZA TIME, INC.

Dated: February 21, 1997                By: /s/ LARRY G. PAGE
                                           -----------------------------------
                                           Larry G. Page
                                           Executive Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
23.1                 Consent of Deloitte & Touche LLP