Form 10-K
period 1996-12-27
SHOWBIZ PIZZA TIME INC
filed 1997-03-17
CIK 813920

FORM 10-K
                            ----------
(Mark One)

    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 1996.

    _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----- to -----.

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

           Registrant's telephone number, including area code:
                       (972) 258-8507

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

    At March 14,1997, an aggregate of 18,518,417 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 14,1997) held by non-affiliates of the registrant was $ 13,722,126.


               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1996 annual meeting of shareholders, have been incorporated by reference in Part III of this report.


-------------------------------------------------------------------


                           P A R T    I


Item 1.   Business


General

  ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

  The Company operated, as of March 14, 1997,  245 Chuck E.
Cheese's Pizza ("Chuck E. Cheese's") restaurants (including four restaurants managed by the Company for others). In addition, as of March 14, 1997, franchisees of the Company operated 69 Chuck E.
Cheese's restaurants.


Chuck E. Cheese's Restaurants

Business Development

  Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

  The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 32-state area. See "Item 2. Properties."

  The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                        1996      1995      1994
                                        -----     ----      ----
Average annual revenues
  per restaurant (1)              $1,286,000  $1,178,000  1,206,000


Number of restaurants open at end
  of period                             240         222         220

Percent of total restaurant revenues:
  Food and beverage sales               70.1%      70.2%        71.0%
  Game sales                            26.6%      26.6%        25.8%
  Merchandise sales                      3.3%       3.2%         3.2%

-----------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (213, 190 and 159 restaurants in 1996, 1995 and 1994, respectively).

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

  To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants.
 Between March 1994 and December 1996, the Company completed 223 restaurants under this program which is approximately 91% of all Company-operated restaurants. The Company plans to reposition the remaining restaurants by the end of the second quarter of 1997.

  The Company opened one new Chuck E. Cheese's restaurant in 1995. The Company anticipates opening approximately six to eight new stores in 1997 and approximately 10 to 12 new stores in 1998. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.


  The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show
(and other in-store entertainment) in its restaurants to be an important competitive advantage.


Restaurant Design and Entertainment

  Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and
generally occupy 8,000 to 14,000 square feet in area.    Chuck E.
Cheese's restaurants are typically divided into three areas: a kitchen and related area (cashier and prize area, salad bar, manager's office, technician's office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and an activity area occupies approximately 40% of the space.

  The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

  Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment.
Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling ("SkyTubes") or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. These tokens are used to play the games in the playroom.


Food and Beverage Products

  Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar, sandwiches and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

  The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

  The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The Company conducts advertising campaigns which target families with young children and feature the family entertainment experiences available at Chuck E. Cheese's restaurants, and is primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck
E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers.


Franchising

  The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 14, 1997, 69 Chuck E. Cheese's restaurants were operated by a total of 44 different franchisees, as compared to 93 of such restaurants at March 15, 1996. In September 1996, the Company purchased all of the 19 Chuck E. Cheese's restaurants owned by its largest franchisee. The Company sold four franchises in 1996.

  The Company opened a second franchise restaurant in Chile during the fourth quarter of 1996. Opportunities for further international franchise development are being reviewed by the Company.

  The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1997.

  The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales;
(ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 0.9% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. In 1997, the Advertising Fund will increase assessments from .9% of gross sales to 1.4% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 3% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.


Competition

  The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although tother restaurant chains presently utilize the combined family restaurant / entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

  The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that the principal competitive factors affecting Chuck E. Cheese's restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

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


Trademarks

  The Company owns various trademarks, including "Chuck E. Cheese" and "ShowBiz Pizza" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.


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


Employees

  The Company's employment varies seasonally, with the greatest number being employed during the summer months. On March 14, 1997, the Company employed approximately 11,000 employees, including 10,800 in the operation of Chuck E. Cheese's restaurants and 185 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

  The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company (excluding four restaurants managed by the Company for others) as of March 14, 1997.

                                         Chuck E.
               State                    Cheese's
               -----                     -------
               Alabama                       5
               Arkansas                      2
               California                   46
               Colorado                      4
               Connecticut                   5
               Delaware                      1
               Florida                      15
               Georgia                       7
               Idaho                         1
               Illinois                     15
               Indiana                       7
               Iowa                          4
               Kansas                        3
               Kentucky                      1
               Louisiana                     4
               Maryland                     10
               Massachusetts                10
               Michigan                     11
               Missouri                      7
               Nevada                        1
               Nebraska                      2
               New Hampshire                 2
               New Jersey                    9
               New York                      5
               North Carolina                2
               Ohio                         11
               Pennsylvania                  9
               South Carolina                3
               Tennessee                     5
               Texas                        26
               Virginia                      5
               Wisconsin                     3
                                           ---
                                           241
                                           ===

  Of the 241 Chuck E. Cheese's restaurants owned by the Company as of March 14, 1997, 226 occupy leased premises and 15 occupy owned premises. The leases of these restaurants will expire at various times from 1997 to 2009, as described in the table below.

     Year of                Number of          Range of Renewal
    Expiration             Restaurants           Options (Years)
    ----------             -----------           ---------------
      1997                       15                None to 10
      1998                       31                None to 15
      1999                       15                None to 15
      2000                       18                None to 15
      2001 and thereafter       147                None to 15

  The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $22.00 per square foot, subject to periodic adjustment. Most of the restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


Item 3.    Legal Proceedings.

  From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


Item  4.    Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Page 7
                          P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

  As of March 14, 1997, there were an aggregate of 18,417,910 shares of the Company's Common Stock outstanding and approximately 4,171 stockholders of record.

  The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:

                                  High       Low
                                -------    -------
          1996
          - 1st  quarter        12 13/16         8
          - 2nd quarter         17 5/8          12 1/2
          - 3rd quarter         19 1/4          12
          - 4th quarter         20              14



          1995
          - 1st  quarter        $ 7 3/16        $ 4 7/8
          - 2nd quarter           8 3/16          5 13/16
          - 3rd quarter           9 1/16          7 5/16
          - 4th quarter           8 15/16         7 1/4



  The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 27, 1996 in the amount of $1.20 per share will be paid on March 27, 1997.

  The Company has not paid any cash dividends on its Common Stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.

                   1996       1995     1994      1993     1992
                   ----       ----     ----      ----     ----
                    (Thousands, except per share and store data)
Operating results (1):

Revenues. . . .$ 293,990  $ 263,783  $268,515  $272,344  $253,444
Costs and expenses. . . . . . .
                 271,769    263,408   265,402   254,097   228,194
                 -------    -------   -------   -------   -------

Income before income taxes . . . . .
                  22,221        375     3,113    18,247    25,250

 Income taxes:
  Current expense. . . . . . . . . . . .
                   2,855        701       869     1,751      1,161

  Deferred expense (benefit) . . . . . .
                  6,145       (389)     1,568     4,605      8,586
                 ------     ------     ------     -----      -----
                  9,000        312      2,437     6,356      9,747
                 ------     ------     ------   ------     ------
 Net income . . . .
               $ 13,221      $  63     $ 676    $11,891   $15,503
               ========      =====     =====    =======   =======

Per Share (2):
  Primary:

 Net income (loss) . . . . . .
                  $ .70     $ (.02)    $  .02     $  .57   $   .74

 Weighted average shares outstanding . . . . . . .
                18,477      18,098     18,191    20,183    20,493
Fully diluted:
 Net income (loss) . . . . . .
              $   .70      $  (.02)    $  .02    $  .57   $   .74

 Weighted average shares outstanding . . . . . . .
               18,532       218,098     18,191    20,196    20,570

Cash flow data:
 Cash provided by operations . . . . . .
            $ 48,362      $ 27,810   $ 30,819   $ 44,905   $ 44,246

 Cash used in investing activities
            (51,868)    (30,548)    (22,576)    (45,909)   (35,872)

 Cash provided by (used in) financing activities
             1,319      5,946      (10,373)      2,053     (7,631)

Balance sheet data:
   Total assets. . . . . .
          $216,580   $199,010    $188,308     $193,649   $173,217

 Long-term obligations (including current portion
     and redeemable preferred stock) . . . . .
            39,571     39,244      33,223       29,816     17,743

 Shareholders' equity. . . . . .
           141,476    126,487     125,515       136,647    132,167

Number of restaurants at year end:
 Chuck E. Cheese's:
 Company operated. . . . . . .
               244        226         226           215       182
 Franchise . . . . . . . . . . . . . . .
                70         93         106           110       113
             -----      -----      ------         -----     -----
               314        319         332           325       295

 Monterey's Tex-Mex Cafe's . . . . . . .
                                                     27       28
              -----      -----      -----          -----      ---
                314        319        332            352      323
              =====      =====      =====           ====      ====

----------------------

(1)  Fiscal year 1992 was 53 weeks in length while fiscal years
     1996, 1995, 1994, and 1993 were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.

Results of Operations

1996 Compared to 1995
---------------------

 Revenues increased 11.5% to $294.0 million in 1996 from $263.8 million in 1995 primarily due to an increase of 9.8% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 1996 and 1995 ("comparable store sales"). In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996.

 Income before income taxes increased to $22.2 million in 1996 from $375,000 in 1995. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $13.2 million in 1996 from $63,000 in 1995. The Company's primary and fully diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.

 A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.


                                            1996            1995         1994
                                             ----          -----         -----
Revenues . . . . . . . . . . . . . . .      100.0%          100.0%      100.0%
                                            -----           -----       -----
Costs and  expenses:
 Cost of sales . . . . . . . . . . . . .     48.7%           51.8%       51.3%
 Selling, general and
   administrative. . . . . . . . . . . .     14.8%           17.0%       17.6%
 Depreciation and amortization                8.5%            8.8%        9.7%
 Interest expense. . . . . . . . . . . .      1.2%            1.2%         .7%
 (Gain) loss on property
     transactions. . . . . . . . . . . .       .1%             .1%       (1.0%)
 Other operating expenses. . . . . . . .     19.1%           21.0%       20.5%
                                             ----            ----        ----
                                             92.4%           99.9%       98.8%
                                             ----            ----        ----
Income before income taxes . . . . . . .      7.6%             .1%        1.2%
                                             ====            ====        ====


 Revenues
 --------

 Revenues increased to $294.0 million in 1996 from $263.8 million in 1995. Comparable store sales of Chuck E. Cheese's restaurants increased by 9.8% in 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Average annual sales per restaurant increased to approximately $1,286,000
in 1996 from approximately $1,178,000 in 1995.   Management
believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased 3.2% between the two years.

 Revenues from franchise fees and royalties were $3.7 million in 1996, an increase of 6.1% from 1995, primarily due to an increase in franchise fee income in 1996 and an increase of 3.6% in comparable franchise store sales for 1996. The increase in comparable franchise store sales was partially offset by a decline in the number of franchise restaurants operated each year. During 1996, four new franchise restaurants opened, eight franchise restaurants closed and 19 franchise restaurants were purchased by the Company.

 Costs and Expenses
 ------------------

 Costs and expenses as a percentage of revenues decreased to 92.4% in 1996 from 99.9% in 1995.

 Cost of sales as a percentage of revenues decreased to 48.7% in 1996 from 51.8% in 1995. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.4% in 1996 from 17.9% in 1995 primarily due to a 3.2% increase in menu prices. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales declined to 28.7% in 1996 from 30.9% in 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

 Selling, general and administrative expenses as a percentage of revenues decreased to 14.8% in 1996 from 17.0% in 1995 primarily due to comparable store sales increases and a reduction of advertising costs between the two periods.

 Depreciation and amortization expense as a percentage of revenues decreased to 8.5% in 1996 from 8.8% in 1995 primarily due to the full amortization of certain deferred charges.

 Interest expense increased to $3.5 million in 1996 from $3.1 million in 1995 primarily due to an increase in the Company's average outstanding debt between the two periods. Debt increased as a result of capital expenditures in connection with the repositioning of 126 and 87 restaurants in 1996 and 1995, respectively.

 The Company had a net loss on property transactions of $263,000 in 1996 and $136,000 in 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants. The loss in 1995 was net of a gain of $100,000 from the sale of certain assets which had been held for resale.

 Other operating expenses decreased as a percentage of revenues to 19.1% in 1996 from 21.0% in 1995 primarily due to a decrease in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


 Net Income
 ----------

 The Company had net income of $13.2 million in 1996 compared to $63,000 in 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.


 1995 Compared to 1994
 ---------------------

 Revenues declined 1.8% to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased to $263.3 million in 1995 from $262.0 million in 1994 due to the net addition of 11 Company restaurants in 1994 and two Company restaurants in 1995. Comparable store sales from the Company's Chuck E. Cheese's restaurants declined by 1.4% from 1994 to 1995. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.5 million in 1994.

 Income before income taxes decreased to $375,000 in 1995 from $3.1 million in 1994. Included in income before taxes in 1994 was a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants. Income before income taxes in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels. Net income declined to $63,000 in 1995 from $676,000 in 1994.


 Revenues
 --------

 Revenues decreased to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 4, 1994. Comparable store sales of Chuck
E. Cheese's restaurants declined by 1.4% from 1994 to 1995.
Average annual sales per restaurant decreased to approximately $1,178,000 in 1995 from approximately $1,206,000 in 1994. Menu prices were comparable between the two years. The increasing number of completed repositioned restaurants resulted in a 2.3% increase in comparable store sales in the fourth quarter of 1995 compared to the same period of the prior year. This was the first quarter since 1992 that comparable store sales had increased from the prior year.

 Revenues from franchise fees and royalties were $3.5 million in 1995, a decrease of 15.1% from 1994, primarily due to a 6.2% decline in comparable franchise store sales for 1995 and a decline in the number of franchise restaurants operated each year. During 1995, one new franchise restaurant opened and 14 franchise restaurants closed.

 Costs and Expenses
 ------------------

 Costs and expenses as a percentage of revenues increased to 99.9% in 1995 from 98.8% in 1994.

 Cost of sales as a percentage of revenues increased to 51.8% in 1995 from 51.3% in 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.9% in 1995 from 18.2% in 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.9% in 1995 from 30.0% in 1994 primarily due to increased labor rates, reduced management turnover and the decline in comparable store sales.

 Selling, general and administrative expenses as a percentage of revenues decreased to 17.0% in 1995 from 17.6% in 1994 primarily due to a reduction in corporate overhead expenses.

 Depreciation and amortization expense as a percentage of revenues decreased to 8.8% in 1995 from 9.7% in 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated useful future benefit of such expenses. Depreciation and amortization expense decreased by $2.8 million in 1995 primarily due to a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization that resulted in approximately $2.3 million of such decrease and the sale of Monterey's Tex-Mex Cafe restaurants in May 1994.

 Interest expense increased to $3.1 million in 1995 from $1.9 million in 1994 primarily due to an increase in interest rates and the Company's average outstanding debt between the periods.

 The Company had a net loss on property transactions of $136,000 in 1995 compared to a net gain on property transactions of $2.6 million in 1994. In 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $2.3 million in 1994. The loss was a result of the Company's decision to close one Chuck
E. Cheese's restaurant and the impairment in fair value of the fixed assets of 10 Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms. The Company will consider possible relocation of some of the restaurants.

 Other operating expenses as a percentage of revenues increased to 21.0% in 1995 from 20.5% in 1994 primarily due to increased rent expense and the decline in comparable store sales.

 Net Income
 ----------

 In 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. The Company's net income decreased to $63,000 in 1995 from $676,000 in 1994 due to the changes in revenues and expenses as discussed
above.   The Company's primary and fully diluted earnings per share decreased to a loss of $.02 per share in 1995 from earnings of $.02 per share in 1994.



Inflation

 The Company's costs of operations, including but not limited to, labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that recent increases in federally mandated minimum wage will result in increased labor costs for the Company. Any other increases in such costs would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.

Financial  Condition, Liquidity and Capital Resources


 Cash provided by operations increased to $48.4 million in 1996 from $27.8 million in 1995. Cash outflow from investing activities for 1996 was $51.9 million. Cash inflow from financing activities in 1996 was $1.3 million. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit.

 The Company repositioned 126, 87 and 10 restaurants in 1996, 1995 and 1994, respectively. Company expenditures relating to the remodeling program averaged approximately $330,000 per restaurant during 1996 representing total expenditures of approximately $41.6 million. The Company anticipates remodeling the remaining 21 restaurants in the first half of 1997 at an average cost of approximately $350,000 per restaurant for a total of approximately $7.4 million. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, the date of the most recent remodel and the existing assets at the restaurant. Expenditures relating to the repositioning program have been financed primarily by cash flow from operations and borrowings under the Company's line of credit.

 The Company plans to open approximately six to eight new stores in 1997 and 10 to 12 new stores in 1998. The Company currently anticipates the cost of opening such new stores to average approximately $1.3 million per store. In addition to such new store openings, the Company plans to expand 10 to 15 existing stores in 1997 by an average of 1,000 to 4,000 square feet per store. The Company also anticipates adding new game packages to as many as 100 stores in 1997 at an average cost of approximately $150,000 per store. The Company currently estimates that capital expenditures in 1997, including expenditures for the remodeling of existing stores, new store openings, existing store expansions and equipment investments, will be approximately $40 to $50 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

 In August 1996, the Company increased its line of credit to $15.0 million from $5.0 million and extended the maturity date from June 1997 to June 1998. Currently, any borrowings under this line of credit would be at prime or at the London Interbank Offered Rate ("LIBOR") plus 2%. As of December 27, 1996, $7.4 million was outstanding under the line of credit.

 The Company believes it will realize substantial benefit in the future from utilization of approximately $47 million in net operating loss carryforwards to reduce its future federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2001. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2010. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations do not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization, resulting in a charge against income. Taxable income for the five years ending December 27, 1996 was $66 million. Based on current results of the repositioned restaurants, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997. However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

Item 8.  Financial Statements and Supplementary Data





                     SHOWBIZ PIZZA TIME, INC.
         YEARS ENDED DECEMBER 27, 1996 DECEMBER 29, 1995
                     AND DECEMBER 30, 1994

                             CONTENTS






                                                                      Page
                                                                      -----

Independent auditors' report . . . . . . . . . . . . . . . . . . . .   15
Consolidated financial statements:
 Consolidated balance sheets . . . . . . . . . . . . . . . . . . . .   16
 Consolidated statements of earnings . . . . . . . . . . . . . . . .   17
 Consolidated statements of shareholders' equity . . . . . . . . . .   18
 Consolidated statements of cash flows . . . . . . . . . . . . . . .   19
 Notes to consolidated financial statements. . . . . . . . . . . . .   20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 27, 1996 and December 29, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 27,1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27,1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1994.





DELOITTE & TOUCHE LLP

Dallas, Texas
February 21, 1997

                   SHOWBIZ  PIZZA  TIME,  INC.
                  CONSOLIDATED  BALANCE  SHEETS
             DECEMBER 27, 1996 AND DECEMBER 29, 1995
                  (Thousands, except share data)

                              ASSETS

                                                December 27,   December 29,
                                                   1996            1995
                                                -----------    -------------
Current assets:

 Cash and cash equivalents . . . . . . . . . .     $ 3,402       $  5,589

 Accounts receivable, including
   receivables from related parties
   of $675 and $415, respectively. . . .             3,543          3,327

 Current portion of notes receivable,
   including receivables from
   related parties of $221 and $327,
   respectively . . . . . . . . . . . . . . .          457            608

 Inventories . . . . . . . . . . . . . . . . .       3,368          3,589

 Prepaid expenses. . . . . . . . . . . . . . .       3,185          2,781

 Current portion of deferred tax asset . . . .      13,633          4,147
                                                    ------         ------

     Total current assets . . . . . .               27,588         20,041
                                                    ------         ------

Investments in related parties . . . . . . . .       1,315            761
                                                    ------          -----

Property and equipment . . . . . . . . . . . .     163,998        137,181
                                                   -------        -------
Deferred tax asset . . . . . . . . . . . . . .      12,296         28,582

Other assets:
   Notes receivable, less current portion,
     including receivables from
     related parties of $2,323 and $1,983,
     respectively . . . . . . . . . . . . . . . . .    7,257          7,072

   Other . . . . . . . . . . . . . . . . .             4,126          5,373
                                                      ------        -------
                                                      11,383         12,445
                                                      ------        -------
                                                    $216,580       $199,010
                                                     =======       ========


             LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

 Current portion of long-term debt . . . . . .        $ 1,785        $   95

 Accounts payable and accrued liabilities. . .         31,738        29,836
                                                       ------        ------
    Total current liabilities. . . . . . . . .         33,523        29,931
                                                       ------        ------

Long-term debt, less current portion . . . . . . .     34,668        35,753
                                                       ------        ------
Deferred credits . . . . . . . . . . . . . . . . .      3,795         3,443
                                                       ------        ------
Other liabilities. . . . . . . . . . . . . . . . .      1,010         1,391
                                                       ------        ------
Commitments and contingencies

Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005  . . . . . . . . . . .   2,108        2,005
                                                        ------        ------
Shareholders' equity:

 Common stock, $.10 par value; authorized
   50,000,000 shares; 21,519,075 and
   21,435,092 shares issued, respectively  . . . . . .   2,152        2,144

 Capital in excess of par value. . . . . . . .         153,795      153,515

 Retained earnings . . . . . . . . . . . . . .          17,613       4,733

 Deferred compensation . . . . . . . . . . . .          (1,821)     (3,642)

 Less treasury shares of 3,109,176
   at both dates, at cost. . . . . . . . . . . . . .   (30,263)    (30,263)
                                                       -------    --------
                                                       141,476     126,487
                                                       -------    --------
                                                     $ 216,580   $ 199,010
                                                     =========   =========

                See notes to consolidated financial statements.

                         SHOWBIZ PIZZA TIME, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                      YEARS ENDED DECEMBER 27, 1996,
                 DECEMBER 29, 1995 AND DECEMBER 30, 1994
                    (Thousands, except per share data)


                                                  1996      1995       1994
                                                  ----      ----       ----
Food and beverage revenues . . . . . . . . . .  $202,624   $182,376  $189,257
Games and merchandise revenues . . . . . . . .    86,444     76,969    74,331
Franchise fees and royalties . . . . . . . . .     3,675      3,464     4,078
Interest income, including related
  party income of $246, $222, and $209,
  respectively. . . . . . . . . . . . . . . .      1,051        872       688
Joint venture income . . . . . . . . . . . .         196        102       161
                                                 -------    -------    ------
                                                 293,990    263,783   268,515
                                                 -------    -------   -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . .     143,381    136,700   137,729
 Selling, general and administrative expenses,
  including relatedparty expenses of $125
  in each year. . . . . . . . . . .               43,534     44,794    47,263
 Depreciation and amortization . . . . . . .      25,057     23,184    26,032
 Interest expense. . . . . . . . . . . . . . .     3,476      3,118     1,861
 (Gain) loss on property transactions. . . . .       263        136    (2,597)
 Other operating expenses. . . . . . . . . . .    56,058     55,476    55,114
                                                 -------   --------   -------
                                                 271,769    263,408   265,402
                                                 -------    -------   -------
Income before income taxes . . . . . . . . . . .  22,221        375     3,113

Income taxes:
  Current expense. . . . . . . . . . . . . . . .   2,855        701       869
  Deferred (benefit) expense . . . . . . . . . .   6,145       (389)    1,568
                                                  ------     ------   -------
                                                   9,000        312     2,437
                                                  ------     ------   -------
Net income. . . .. . . . . . . . . . . . . .    $ 13,221      $  63    $  676
                                                  ======       ====     =====

Earnings per common and common equivalent share:
 Primary:
  Net income (loss). . . . . . . . . . . . . .   $   .70     $ (.02)   $  .02

  Weighted average shares outstanding. . . . .    18,477     18,098    18,191

 Fully diluted:
  Net income (loss). . . . . . . . . . . . . . .  $  .70    $  (.02)   $  .02

  Weighted average shares outstanding. . . . . .  18,532     18,098    18,191


             See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 27, 1996,
              DECEMBER 29, 1995 AND DECEMBER 30, 1994
                (Thousands, except per share data)

       Common       Capital in              Deferred          Treasury
       Stock         Excess of   Retained    Compen-             Stock
  Shares  Par Value  Par Value   Earnings    sation        Shares      Cost
  -----   --------   --------   ---------   --------     ---------   --------

Balances, December 31, 1993. . . . .
  21,425  $ 2,143    $156,511    $ 4,677   $ (9,934)       1,569     $(16,750)

 Net income. . . . . . . . . . . . .
                                     676

 Redeemable preferred stock accretion
                                    (103)

 Redeemable preferred stock dividends,
  $4.80 per share. . . . . . . . . .
                                    (238)
 Stock options exercised . . . . . .
    81         8         232

 Tax benefit from exercise of stock options
  and stock grants . . . . . . . . .
                        (928)

 Treasury stock acquired . . . . . .                        1,540     (13,513)

 Amortization of deferred compensation . . . .  2,734

 ------    -----       ------      -------     --------   -------     --------

Balances, December 30, 1994. . . . .
 21,506    2,151      155,815       5,012       (7,200)     3,109     (30,263)

 Net income. . . . . . . . . . . . .
                                      63

 Redeemable preferred stock accretion
                                    (104)

 Redeemable preferred stock dividends,
  $4.80 per share. . . . . . . . . .
                                    (238)

 Stock options exercised . . . . . .
     19      2            88

 Stock grant shares forfeited. . . .
    (90)    (9)       (1,734)                    1,737

 Tax benefit from exercise of stock options
  and stock grants . . . . . . . . .
                        (654)

 Amortization of deferred compensation . . . .
                                                  1,821
------   -----     -------     ------          --------   -------   ---------

Balances, December 29, 1995. . . . .

21,435    2,144     153,515     4,733            (3,642)     3,109    (30,263)

 Net income. . . . . . . . . . . . .
                               13,221

 Redeemable preferred stock accretion. . . . .
                                 (103)

 Redeemable preferred stock dividends,
  $4.80 per share. . . . . .     (238)

 Stock options exercised . . . . . .
   77        7          930

 Tax benefit from exercise of stock options
  and stock grants . . . . . . . . .
                       (655)

 Amortization of deferred compensation
                                                  1,821

 Stock issued under 401(k) plan. . .
    8       1            51

 Stock split costs . . . . . . . . .
                        (30)
 Cancellation of fractional shares
   (1)                  (16)
------- -----      -------      --------       -------     ------   ---------

Balances, December 27, 1996. . . . .

21,519 $ 2,152     $153,795      $ 17,613       $(1,821)      3,109  $(30,263)
====== =======     ========      ========       ========      =====  =========





               See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 27, 1996,
              DECEMBER 29, 1995 AND DECEMBER 30, 1994
                            (Thousands)



                                             1996          1995           1994
                                             ----          ----           ----
Operating activities:
    Net income . . . . . . . . . . . . .  $13,221         $  63         $ 676
    Adjustments to reconcile net income
   to cash provided by
     operations:
     Depreciation and amortization . . . . 25,057        23,184        26,032
     Deferred income tax expense
      (benefit). . . . . . . . . . . . . .  6,145          (389)        1,568
     (Gain) loss on property
      transactions . . . . . . . . . . . .    263           136        (2,597)
     Compensation expense under stock
      grant plan . . . . . . . . . . . . .  1,821         1,821         2,734
     Other . . . . . . . . . . . . . . . .    352           418           619
     Net change in receivables, inventories,
     prepaids, payables and
       accrued liabilities . . . . . . . .  1,503         2,577         1,787
                                           ------        ------        ------
       Cash provided by operations . . . . 48,362        27,810        30,819
                                           ------        ------        ------

Investing activities:
    Purchases of property and
     equipment . . . . . . . . . . . . .  (51,719)      (28,277)      (29,421)
    Proceeds from disposition of property
     and equipment. . . . . . . . . . . . .                  20         6,725
    Payments received on notes
     receivable. . . . . . . . . . . . . .  3,534         2,503         2,992
    Additions to notes receivable. . . . . (3,568)       (3,047)       (2,169)
    Change in investments and
     other assets. . . . . . . . . . . .     (115)       (1,747)         (703)
                                          -------       -------       -------
     Cash used in investing activities . .(51,868)      (30,548)      (22,576)
                                          -------       -------       -------

Financing activities:
    Proceeds from line of credit . . . . .  7,600        38,895         8,535
    Payments on line of credit . . . . . . (6,900)      (32,995)       (5,235)
    Reduction of debt and capital lease
    obligations. . . . . . . . . . . . . .    (95)          (59)          (47)
    Redeemable preferred stock dividends .   (238)         (238)         (238)
    Acquisition of treasury stock. . . . .                            (13,513)
    Exercise of stock options. . . . . . .    937            90           240
    Other. . . . . . . . . . . . . . . . .     15           253          (115)
                                          -------       -------       -------
     Cash provided by (used in) financing
      activities . . . . . . . . . . . . .  1,319         5,946       (10,373)
                                           ------        ------       -------
Increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . (2,187)        3,208        (2,130)
Cash and cash equivalents, beginning
   of year . . . . . . . . . . . . . . . .  5,589         2,381         4,511
                                          -------       -------       -------
Cash and cash equivalents, end of year . .$ 3,402       $ 5,589       $ 2,381
                                          =======       =======       =======


         See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994


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

  Fiscal year:

    The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1996, 1995 and 1994 are for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively. Fiscal years 1996, 1995 and 1994 were each 52 weeks in length.

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

    Deferred charges and related amortization:

    In the fourth quarter of 1994, the Company revised its estimate of the future benefit for preopening expenses. As a result, the Company expensed all unamortized preopening expenses of approximately $900,000. The Company now expenses all preopening expenses as incurred. Previously, preopening expenses were amortized over a two year period. Other deferred charges are amortized over various periods of up to five years. All amortization is provided by the straight-line method, which approximates the interest method.

                     SHOWBIZ PIZZA TIME, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



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

  Accounting for stock-based compensation:

    The Company has elected to not apply the accounting provisions of the Statement of Financial accounting Standards No. 123 "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board ("SFAS 123") . In 1996, the Company implemented the disclosure provisions of SFAS 123 (Note 19).

  Earnings per share:

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on earnings per share.


2.  Significant transactions:

    In September 1996, the Company purchased from its largest franchisee 19 restaurants plus the 49% minority interest of one restaurant previously operated as a joint venture by the Company and seller. In addition to the cash purchase price of $2.6 million, the Company reimbursed the seller for remodeling costs for three restaurants which had been recently remodeled. The Company assumed no liabilities under the asset purchase.
  Results of operations for the assets purchased are included in the Company's results from the date of this acquistion.

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

    The Company provided for a loss of approximately $2.3 million in 1994 as a result of the Company's decision to close one Chuck
  E. Cheese's restaurant and the impairment in fair value of the fixed assets of 10 Chuck E. Cheese's restaurants. The impairment in fair value of the 10 restaurants was due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



3.  Accounts receivable:

                                                           1996       1995
                                                           ----       ----
                                                             (thousands)
  Trade . . . . . . . . . . . . . . . . . . . . . . . . .  $ 538      $ 516
  Other . . . . . . . . . . . . . . . . . . . . . . . . .  3,025      2,886
                                                          ------     ------
                                                           3,563      3,402
  Less allowance for doubtful collection. . . . . . . .      (20)       (75)
                                                         -------    -------
                                                         $ 3,543    $ 3,327
                                                         =======    =======

4.  Notes receivable:

     The Company's notes receivable at December 27, 1996 and December 29, 1995 arose principally as a result of the sale of restaurants, lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 18), and advances to franchisees, joint ventures and managed properties. All obligors under the notes receivable are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $174,000 and $354,000 at December 27, 1996 and December 29,
    1995, respectively.


5.  Property  and  equipment:

                                    Estimated
                                      Lives          1996              1995
                                    (in years)             (thousands)
                                    ----------     -------          --------
    Land and improvements. . . .     0 - 20        $ 5,208          $ 4,630
    Leasehold improvements . . . .   4 - 20        135,201          118,041
    Buildings and improvements . .   4 - 25          9,161            8,789
    Furniture, fixtures and
     equipment . . . . . . . . . . . 2 - 15        120,688           97,703
    Property leased under capital
     leases (Note 7) . . . . . . . .10 - 15          1,328            1,328
                                                  --------         --------

                                                   271,586          230,491
    Less accumulated depreciation
     and amortization. . . . . . . . . . . . . .  (108,345)         (94,781)
                                                  --------         --------
                                                   163,241          135,710

    Construction in progress . . . . . . . . . .       757            1,471
                                                  --------         --------
                                                 $ 163,998        $ 137,181
                                                 =========        =========



                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994




6.   Accounts  payable  and  accrued  liabilities:


                                                    1996             1995
                                                   -----             -----
                                                         (thousands)
     Accounts payable. . . . . . . . . . . . . .  $13,240         $ 12,851
     Salaries and wages. . . . . . . . . . . . .    4,292            4,215
     Insurance . . . . . . . . . . . . . . . . .    8,714            8,805
     Taxes, other than income. . . . . . . . . .    3,037            2,561
     Other . . . . . . . . . . . . . . . . . . .    2,455            1,404
                                                    -----            -----
                                                 $ 31,738         $ 29,836
                                                   ======           ======

7.   Leases:

       The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 7 to 30 years with various renewal options.

        Following is a summary of property leased under capital leases:

                                                      1996        1995
                                                     ------      -----
                                                          (thousands)
        Buildings and improvements . . . . . . . .  $ 1,328    $ 1,328
        Less accumulated depreciation. . . . . . .     (982)      (877)
                                                      -----      -----
                                                    $   346     $  451
                                                      =====      =====


       Scheduled annual maturities of the obligations for capital and operating leases as of December 27, 1996, are as follows:

       Years                                         Capital      Operating
       ---------                                    ---------     ---------
                                                             (thousands)
       1997. . . . . . . . . . . . . . . . . . . . . $ 292         $28,270
       1998. . . . . . . . . . . . . . . . . . . . .   256          26,419
       1999. . . . . . . . . . . . . . . . . . . . .   184          24,731
       2000. . . . . . . . . . . . . . . . . . . . .   187          23,073
       2001. . . . . . . . . . . . . . . . . . . . .   214          20,348
       2002-2009 (aggregate payments). . . . . . . .   838          27,076
                                                     -----          ------
       Minimum future lease payments                 1,971        $149,917
       Less amounts representing interest. . . . . .  (918)
                                                     -----
       Present value of future minimum lease
         payments. . . . . . . . . . . .             1,053

       Less current portion. . . . . . . . . .        (117)
                                                     -----
                                                   $   936
                                                     =====

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



7.     Leases (continued):

        Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

         The Company's rent expense is comprised of the following:


                                          1996        1995       1994
                                          ----       -----       ----
                                                 (thousands)
     Minimum . . . . . . . . . . . . .  $30,484     $28,730     $28,003
     Contingent . . . . . . . . . . .       195         146         216
                                       --------     -------     -------
                                        $30,679     $28,876     $28,219
                                         ======      ======    ========

8.   Long-term debt:

                                                       1996         1995
                                                     ----------   ----------
                                                          (thousands)
     Term loans, 10.02%, due June 2001 . . . . . . .  $ 18,000      $ 18,000
     Term loans, LIBOR plus 3.5%, due
     June 2000 . . . . . . . . . . . . . . . . . . .    10,000        10,000
     Term loans, LIBOR plus 3.5%, due
     October 1997. . . . . . . . . . . . . . . . . . .                 5,000
     Revolving bank loan, prime plus
     0% to .5% or LIBOR plus 2% to 3%,
        due June 1998  . . . . . . . . . . . . . . . .   7,400         1,700
     Obligations under capital leases (Note 7). . . . .  1,053         1,148
                                                       -------       -------
                                                        36,453        35,848
                                                        ------       -------
     Less current portion. . . . . . . . . . .          (1,785)          (95)
                                                        ------        ------
                                                      $ 34,668      $ 35,753
                                                      ========       =======

     In August 1996, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $15 million expiring in June 1998. In September 1996, the Company prepaid $5 million in term notes. The Company's credit facility totals $43 million, which consists of $28 million in term notes and the $15 million line of credit. Interest under the line of credit is dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (8.25% at December 27, 1996) plus 0% or, at LIBOR (5.5% at December 27, 1996) plus 2%. At December 27, 1996, $7.4 million was outstanding under the line of credit. A 3/8% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

                     SHOWBIZ PIZZA TIME, INC.
     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



8.  Long-term debt (continued):

       As of December 27, 1996, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):


             Years                         Amount
             -----                         ------

             1997. . . . . . . . . . . .  $  1,668
             1998. . . . . . . . . . . .    10,732
             1999. . . . . . . . . . . .     9,333
             2000. . . . . . . . . . . .     7,667
             2001. . . . . . . . . . . .     6,000
                                            -------
                                            $35,400
                                            =======


9.   Commitments and contingencies:

       The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 27, 1996, such guarantees aggregated approximately $142,000.


10.  Litigation:

       From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


11.  Redeemable preferred stock:

       As of December 27, 1996, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 27, 1996, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                     SHOWBIZ PIZZA TIME, INC.
     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



12.  Earnings per common share:

       Earnings per common and common equivalent share were computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

      Earnings per common and common equivalent share (adjusted for a three-for-two stock split effected May 22, 1996) were computed as follows (thousands, except per share data):


                                                 1996        1995       1994
                                                  ----        ----       ----
     Net income. . . . . . . . . . . . . . . . $ 13,221       $ 63      $ 676
     Accretion of redeemable preferred stock .     (103)      (104)      (103)
     Redeemable preferred stock dividends. . .     (238)      (238)      (238)
                                                   ----       ----       ----
     Adjusted income (loss) applicable to
       common shares. . . . . . . . . . . . .  $ 12,880     $ (279)     $ 335
                                               ========     ======      =====
     Primary:
       Weighted average common
         shares outstanding . . . . . . . . . .  18,207     18,098     18,117
       Common equivalent shares for
         stock options . . . . . . . . . . . .      270                    74
                                                 ------     ------     ------
      Weighted average shares outstanding . . .  18,477     18,098     18,191
                                                 ======     ======     ======
      Earnings (loss) per common and
        common equivalent share . . . . . . . .  $  .70     $ (.02)     $ .02
                                                 ======     ======      =====
     Fully Diluted:
       Weighted average common shares
         outstanding . . . . . . . . . . . . .   18,207    18,098      18,117
       Common equivalent shares for
         stock options . . . . . . . . . . . .      325                    74
                                                 ------     ------      -----
       Weighted average shares
         outstanding . . . . . . . . . . . . .   18,532     18,098     18,191
                                                 ======     ======     ======

       Earnings (loss) per common and
         common equivalent share . . . . . . . .  $ .70      $(.02)    $  .02
                                                 ======     ======    =======

13.  Franchise fees and royalties:

       At December 27, 1996, 70 Chuck E. Cheese's restaurants were operated by a total of 44 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

       Initial franchise fees included in revenues were $274,000, $98,000, and $315,000 in 1996, 1995 and 1994, respectively.


14. Cost of sales:


                                             1996    1995    1994
                                              ----    ----    ----
                                              (thousands)
    Food, beverage and related
      supplies. . . . . . . . . . . . .      $45,681   $43,412   $46,328
    Games and merchandise . . . . . . .       14,816    13,285    12,369
    Labor. . . . . . . . . . . . . . . .      82,884    80,003    79,032
                                              ------   -------   -------
                                           $ 143,381  $136,700  $137,729
                                            ========   =======   =======


                     SHOWBIZ PIZZA TIME, INC.
     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



15. Income taxes:

    The significant components of income tax expense are as follows:


                                            1996     1995     1994
                                            ----     ----     ----
                                                  (thousands)
    Current expense . . . . . . . . . . . .  $ 2,855   $ 701  $ 869
    Deferred expense:
      Utilization of operating
        loss carryforwards. . . . . . . . . .  8,664   1,138   2,204
      Net tax benefits from exercise
        of stock options and
        stock grants . . . . . . . . . . . . .  (655)   (654)   (928)
      Allowance for tax credit carryforwards
        expiring in 1997 . . . . . . . . . . .                 1,104
      Tax credits . . . . . . . . . . . . . .   (475)   (127)   (237)
     Other (primarily temporary
       differences related to
       depreciation) . . . . . . . . . . . . .(1,389)   (746)   (575)
                                              ------   -----    -----
                                             $ 9,000   $ 312  $2,437
                                             =======   =====  ======

       At December 27, 1996, the Company has recorded a deferred tax asset of approximately $26.0 million reflecting the $17.5 million tax effect of $47.0 million in net operating loss carryforwards, $7.7 million in tax credit carryforwards and tax effected net taxable deductions of $800,000. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Tax credit carryforwards can be utilized only after all net operating loss carryforwards have been realized. In 1994, the Company recorded a valuation allowance of $1.1 million for tax credit carryforwards which are estimated to expire in 1997. Although realization is not assured, the Company believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

     As of December 27, 1996, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $548,000, respectively, and alternative minimum tax credits of $1,928,000.


     A schedule of expiring NOL's and tax credits by fiscal year are as follows:


                                                         Amount
  Years                                            NOL's     Tax Credits
  -----                                          ---------   ------------
                                                       (thousands)
  1997. . . . . . . . . . . . . . . . . . . . . .               $  1,104
  1998. . . . . . . . . . . . . . . . . . . . . .                  4,007
  1999. . . . . . . . . . . . . . . . . . . . . .   $14,000          395
  2000. . . . . . . . . . . . . . . . . . . . . .    19,000          149
  2001. . . . . . . . . . . . . . . . . . . . . .    14,000           19
  2002 - 2010 . . . . . . . . . . . . . . . . . .                    132
                                                    -------       ------
                                                    $47,000      $ 5,806
                                                     ======      =======

   The Company's alternative minimum tax credits have no expiration date.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



15.    Income taxes (continued):


       Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 27, 1996, no limitation of such carryforwards has occurred.

       A reconciliation of the statutory rate to taxes provided is as follows:

                                              1996      1995     1994
                                              ----      ----      ----
                                                    (thousands)
     Statutory rate. . . . . . . . . . . . . . 35.0%     34.0%     34.0%
     State income taxes. . . . . . . . . . . .  9.0%    106.1%     14.8%
     Allowance for tax credit carryforwards. .                     35.5%
     Tax credits earned . . . . . . . . . . .  (2.1%)   (33.9%)    (6.9%)
     Other . . . . . . . . . . . . . . . . .   (1.4%)   (23.0%)      .9%
                                               -----    -----      ----
     Income taxes provided . . . . . . . . .   40.5%     83.2%     78.3%
                                               ====      ====       ====


16. Fair value of financial instruments:

     The Company has certain financial instruments consisting primarily of cash, cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million.


17. Supplemental cash flow information:

                                           1996          1995         1994
                                           ----          ----         ----
                                                       (thousands)
     Cash paid during the year for:
       Interest. . . . . . .              $3,429         $3,055        $1,781
       Income taxes  . . . . . . .         2,222            801         1,389

     Supplemental schedule of noncash
       investing and financing activities:

    Notes received in connection with
       the disposition of property and
       equipment . . . . . .                                            4,650
    Investment received in connection
       with the disposition of
       property and equipment . . . . . . . . . . . .                     438
    Notes and accounts receivable canceled
       in connection with the
       acquisition of property and equipment. . . . .        483


                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



18. Related party transactions:

     The Hallwood Group, Incorporated ("Hallwood") is the beneficial owner of approximately 2.6 million shares or 14.2% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company.
    In February 1997, the Company announced a public offering of 3.2 million shares of common stock to be sold by Hallwood and certain of its affiliates. The selling stockholders have also granted underwriters an option to purchase an additional 454,746 shares of common stock to cover over allotments, if any. All of the 2.6 million shares owned by Hallwood is offered for sale in the public offering and overallotment option. It is anticipated that after the closing of the public offering, the directors of Hallwood will resign as directors of the Company. The Company will not receive any proceeds from the proposed sale of shares by the selling stockholders.

     The Company made annual payments to Hallwood of $125,000 for consulting services in 1996, 1995 and 1994. The consulting agreement will be terminated upon the closing of the publlic offering. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building with a fair value of approximately $120,000 per year.

     The Company has advanced amounts to joint ventures in which the Company has a 50% interest or less. At December 27, 1996, approximately $757,000 was outstanding under these notes. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from joint ventures of approximately $669,000 and $410,000 at December 27, 1996 and December 29, 1995, respectively.

     The Company has granted three separate operating lines of credit to the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association"). In December 1996, the lines were renewed to provide the Association with available borrowings of $2.5 million at 10.5% interest and are due December 31, 1997. The Association develops entertainment attractions and produces system wide advertising. Two officers of the Association are also officers of the Company. At December 27, 1996, approximately $1,787,000 was outstanding under these lines of credit. The Company also had miscellaneous accounts receivable from the Association of $6,000 and $5,000 at December 27, 1996 and December 29, 1995, respectively.


19. Employee benefit plans:

     The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and
    d) a retirement and savings plan.

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

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



19.  Employee benefit plans (continued):

      In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed
     150,000 shares.

      At December 27, 1996, there were 810,515 shares available for grant. Stock option transactions are summarized as follows:


                                                     Weighted Average
            Number of Shares                      Exercise Price Per Share
  ---------------------------------------         -------------------------
  1996               1995           1994           1996      1995      1994
  ----               ----           ----           ----      ----      ----
Options outstanding, beginning of year . . . .
 848,942           759,953        558,993          $9.08    $10.92     $15.08

 Granted  . . . . . . . . .
 276,734           391,860        512,250           8.39      6.08       8.10

  Exercised. . . . . . . . .
 (77,495)          (19,239)       (77,570)         12.10      4.70       2.92

  Terminated . . . . . . . .
 (37,670)         (283,632)      (233,720)         11.01     10.17      17.60

  Options outstanding, end of year . . . . . . .
1,010,511         848,942         759,953           8.58      9.08      10.92



        All stock options are granted at fair market value of the common stock at the grant date. The estimated fair value of options granted during 1996 was $3.08 per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk free interest rate of 6.5%; no dividend yield; expected lives of four years; and expected volatility of 40%. Stock options expire five years from the grant date. Stock options vest over various periods ranging from one to four years. The number of stock option shares exercisable at December 27, 1996 was 430,794. These stock options have exercise prices ranging from $5.29 to $22.33 per share and have a weighed average exercise price of $10.56 per share. In January 1997, the Company granted
     789,933 additional options at exercise prices of $17.25 to $17.65 per share.


         The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock
     Grant Plan is 1,718,637 shares. No grants were awarded in 1996, 1995 or 1994. In connection with an employment agreement effective January 1998, the Company granted 105,000 shares in January 1997. Compensation expense recognized by the Company pursuant to this plan was $1,821,000, $1,821,000 and $2,734,000 in 1996, 1995 and 1994, respectively. All shares vest over periods ranging from 3 yeares to 6 years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods.

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

Page 30


                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 27, 1996,
             DECEMBER 29, 1995 AND DECEMBER 30, 1994



19.  Employee benefit plans (continued):

         The Company applies the provisions of APB Opinion 25 and related Interpretationsin accounting for its employee benefit plans.
     Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $12.8 million in 1996 and a net loss of $154,000 in 1995. Proforma earnings per share would have been $.67 per share in 1996 and a loss of $.03 per share in 1995.

         The Company has adopted the ShowBiz 401(k) Retirement and
     Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings.
     Contributions by the Company may be made in the form of its common stock or in cash. In 1996, the Company made contributions of approximately $37,000 and $15,000 in common stock for the 1995 and 1994 plan years, respectively. The
     Company plans to contribute $59,000 in common stock for the 1996 plan year.

20.  Quarterly results of operations (unaudited):

         The following summarizes the unaudited quarterly results of operations for the years ended December 27, 1996 and December
     29, 1995 (thousands, except per share data).




                                   Fiscal year ended December 27, 1996
                                 March 29  June 28    Sept. 27  Dec. 27
                                 --------  -------     -------  -------
     Revenues. . . . . . . . . .  $78,452  $69,848     $74,777  $70,913
     Income before income taxes. .  8,771    3,840       5,993    3,617
     Net income  . . . . . . . . .  5,175    2,265       3,537    2,244

     Per Share:
       Primary and fully diluted:
       Net income . . . . . . . .  $ 0.28   $ 0.12      $ 0.19   $ 0.12

                                    Fiscal year ended December 29, 1995
                                 March 31  June 30    Sept. 29  Dec. 29
                                 --------  -------     -------- -------
     Revenues. . . . . . . . . .  $72,751 $62,643      $66,976  $61,413
     Income (loss) before
         income taxes               4,266  (1,963)         287   (2,215)
     Net income (loss) . . . . . .  2,565  (1,180)          61   (1,383)

     Per Share:
       Primary and fully diluted:
       Net income (loss). . . . .  $ .14  $ (.07)        $ .00    $(.08)


INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 27, 1996, and December 29, 1995, and for each of the three years in the period ended December 27, 1996, and have issued our report thereon dated February 21, 1997; such report which discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Dallas, Texas
February 21, 1997

                                                   SCHEDULE   II

                   SHOWBIZ  PIZZA  TIME, INC.
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



     Column A      Column B     Column C     Column D    Column E
  ----------------------------------------------------------------
                                   Additions
                                    charged
                     Balance at     to costs                Balance at
                    beginning of      and                     end
 Description          of period    expenses    Deductions    period
 -----------          ----------   ---------   ----------    --------
                                (Thousands)

  Allowance for doubtful accounts:
  Years ended:

  December 27, 1996. . . . . . .
                     $     75                  $    55 (A)     $    20
                     ========                  =======         =======
  December 29, 1995. . . . . . .
                     $    475                  $   400 (A)     $    75
                     ========                  =======         =======
  December 30, 1994. . . . . . .
                     $    266      $   209                     $   475
                     ========      =======                     =======

  Reserve for uncollectible notes receivable:
   Years ended:

  December 27, 1996. . . . . . .
                     $   354                   $   180 (B)      $  174
                     =======                   =======          ======
  December 29, 1995
                     $   139       $   215                      $  354
                     =======       =======                      ======
  December 30, 1994 . . . . . . .
                     $   139       $   139
                     =======       =======

  ------------------

  (A) Settlement of previously reserved accounts.
  (B) Adjustment to notes receivable reserve.

  Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

    None


                         P A R T   I I I



Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 11.  Executive Compensation.

    The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions.

    The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


                                P A R T   I V


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The following documents are filed as a part of this report:

     (1)  Financial Statements and Supplementary Data:

        Independent auditors' report.
        ShowBiz Pizza Time, Inc. consolidated financial statements:
          Consolidated balance sheets as of December 27, 1996 and December 29, 1995.
          Consolidated statements of earnings for the years ended December 27, 1996, December 29, 1995, and
          December 30, 1994.
          Consolidated statements of shareholders' equity for the years ended December 27, 1996, December 29, 1995, and December 30, 1994.
          Consolidated statements of cash flows for the years ended December 27, 1996, December 29, 1995, and December 30, 1994.
          Notes to consolidated financial statements.

     (2)  Financial Statement Schedules:

        ShowBiz Pizza Time, Inc.

        II ---    Valuation and qualifying accounts and reserves.

     (3)   Exhibits:

     Number         Description
     ------       -----------

     3(a)      Restated Articles of Incorporation of the
                    Company, dated November 26, 1996 (filed as
                    Exhibit 3.1 to the Company's Registration
                    Statement on Form S-3 (No. 333-22229) and incorporated herein by reference).

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

     10(a)(2)     Amendment No. 1 to the Amended and Restated
                       Employment Agreement dated July 19, 1996, between the Company and Richard M. Frank.

     10(b)(1)  Consulting Agreement dated January 5, 1989
                    between the Company and Richard M. Frank
                    (filed as Exhibit 10(a)(5) to the Company's
                    Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

     10(b)(2)  Amendment to Consulting Agreement dated
                    January 29, 1992, amending the Consulting
                    Agreement dated January 5, 1989 between the
                    Company and Richard M. Frank (filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

     10(c)(1)     Stock Grant Trust Agreement dated January 29,
                       1992, among the Company, Richard M. Frank,
                       Ronald F. Saupe and Kevin J. Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

     10(d)     Employment Agreement dated January 4, 1994,
                    between the Company and Michael H. Magusiak
                    (filed as Exhibit 10(b) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     10(e)     Financial and Management Consulting Services
                    Agreement between the Company and The Hallwood Group Incorporated (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 30, 1988, and incorporated herein by reference).

     10(f)     Stock Purchase and Registration Agreement
                    dated as of May 5, 1992, among the Company, The Hallwood Group Incorporated and certain shareholders of the Company (filed as Exhibit 28 to the Company's Registration Statement on Form S-3 (No. 33-48307) and incorporated herein by reference).
     Page 35


     10(g)     Note Purchase Agreement dated June 15, 1995,
                    between Allstate Life Insurance Company,
                    Connecticut Mutual Life Insurance Company, C M Life Insurance Company, MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, Modern Woodmen of America, and the Company (filed as Exhibit 10
                    (a)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

     10(i)(1)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(1) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(i)(2)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(2) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(i)(3)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(3) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

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

     10(l)     Floating Rate Series B Senior Note Due 2000,
                    in the stated amount of $4,000,000.00, dated June 15, 1995, between MassMutual Corporate Value Partners Limited (I/N/O Webell & Co.) and the Company (filed as Exhibit 10 (f)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

     10(n)(1)  Loan Agreement in the stated amount of
                    $5,000,000.00, dated June 27, 1995, between
                    Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(n)(2)  Revolving Credit Note in the stated amount of
                    $5,000,000, dated June 27, 1995, between Bank One, Texas, N.A. and the Company (filed as
                    Exhibit 10 (h)(2) to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(o)(1)  Loan Agreement in the stated amount of
                    $2,000,000.00, dated January 18, 1996, between
                    Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(o)(2)  Promissory Note in the stated amount of
                    $2,000,000.00, dated January 18,1996, between
                    Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(o)(3)  Security Agreement in the stated amount of
                    $2,000,000.00, dated January 18,1996, between
                    Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(p)(1)  Modification and Extension Agreement (to the
                    Loan Agreement dated June 27, 1995) in the stated amount of $15,000,000.00, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

     10(p)(2)  Restated Revolving Credit Note in the stated
                    amount of $15,000,000, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

     10(q)(1)  Non-Statutory Stock Option Plan (filed as
                    Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(q)(2)  Specimen form of Contract under the Non-Statutory Stock
                    Option Plan of the Company, as
                    amended to date (filed as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(r)(1)     Stock Grant Plan of the Company, as amended
                       to date (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).


     10(r)(2)     Specimen form of Certificate of Participation
                       to certain participants under the Stock Grant Plan of the Company (filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 29, 1989, and incorporated herein by reference).

     10(s)(1)     Non-Employee Directors Stock Option Plan
                       (filed as Exhibit B to the Company's Proxy
                       Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(s)(2)     Specimen form of Contract under the Non-Employee
                       Directors Stock Option Plan of the
                       Company, as amended to date.

     10(t)(1)     Specimen form of the Company's current
                       Franchise Agreement (filed as Exhibit 10 (f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(t)(2)     Specimen form of the Company's current
                       Development Agreement (filed as Exhibit 10
                       (g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(u)(1)  Entertainment Operating Fund Line of Credit,
                    in the stated amount of $250,000.00, dated
                    December 16, 1996, between International
                    Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

     10(u)(2)  Entertainment Operating Fund Promissory Note,
                    in the stated amount of $250,000.00, dated
                    December 16, 1996, between International
                    Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

     10(v)(1)  National Advertising Production Line of
                    Credit, in the stated amount of $750,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

     10(v)(2)  National Advertising Production Promissory
                    Note, in the stated amount of $750,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

     10(w)(1)  National Media Fund Line of Credit, in the
                    stated amount of $1,500,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the
                    Company.

     10(w)(2)  National Media Fund Promissory Note, in the
                    stated amount  of $1,500,000.00, dated
                    December 16, 1996, between International
                    Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.


     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1996.

     (c) Exhibits pursuant to Item 601 of Regulation S-K:

     Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruents defining the right of holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company where the total amount of the securities authorized under each instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

     (d) Financial Statements excluded from the annual report to shareholders by Rule 14A - 3(b):

     No financial statements are excluded from the annual report to the Company's sharehoders by Rule 14a - 3(b).

                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated:   March 27, 1997           SHOWBIZ PIZZA TIME, INC.



                                   By:----------------------
                                     Richard M. Frank
                                     Chairman of the Board and
                                     Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                 Title                  Date
    --------                  -----                  ----
                             Chairman of the Board, March 14, 1997
  Richard M. Frank           Chief Executive Officer,
                             and Director (Principal
                             Executive Officer)

 -------------------          President and Director March 14, 1997
  Michael H. Magusiak

 -------------------         Executive Vice President, March 14, 1997
  Larry G. Page              Treasurer, (Principal Financial
                             Officer and Principal Accounting
                             Officer)


---------------------        Director           March 14, 1997
  Charles A. Crocco, Jr.

----------------------       Director           March 14, 1997
  Anthony J. Gumbiner


-----------------------      Director           March 14, 1997
  Robert L. Lynch


-----------------------      Director           March 14, 1997
  J. Thomas Talbot


-----------------------      Director           March 14, 1997
  Brian M. Troup


-----------------------      Director           March 14, 1997
  Louis P. Neeb


-----------------------      Director           March 14, 1997
  Cynthia I. Pharr