Form 10-K/A
period 1996-12-27
SHOWBIZ PIZZA TIME INC
filed 1997-03-18
CIK 813920

FORM 10-K/A

(Mark One)

    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 1996.

    - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                      Commission File Number 0-15782

                         SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)

               Kansas                           48-0905805
               (State or jurisdiction of        (I.R.S. Employer
               incorporation or organization)   Identification No.)

               4441 West Airport Freeway
               P.O. Box 152077
               Irving, Texas                               75015
               (Address of principal executive offices)    Zip Code

      Registrant's telephone number, including area code:    (972) 258-8507

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

    At March 14, 1997, an aggregate of 18,518,417 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 14, 1997) held by non-affiliates of the registrant was $ 13,722,126.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1996 annual meeting of shareholders, have been incorporated by reference in Part III of this report.


-------------------------------------------------------------------

Explanatory Note:

This Form 10-K/A is filed for the purpose of filing Exhibit 23 -
Independent Auditors Consent which was inadvertantly omitted from the registrant's Annual Report on Form 10-K for the fiscal year ended
December 27, 1996.





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

     23        Independent Auditors Consent


     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1996.

     (c) Exhibits pursuant to Item 601 of Regulation S-K:

     Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruments defining the right of holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The
     Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

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



   Dated:   March 17, 1997           SHOWBIZ PIZZA TIME, INC.



                                    By: /s/ Michael H. Magusiak
                                    ---------------------------

                                     Michael H. Magusiak
                                     President




                                     EXHIBIT INDEX


Exhibit No.             Description                      Page No.
----------              -----------                      -------


   23                   Independent Auditors Consent






INDEPENDENT AUDITORS' CONSENT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We consent to the incorporation by reference in Registration Statement Nos. 33-29295, 33-36075, 33-39650, 333-13117, and 333-13077
on Form S-8 of ShowBiz Pizza Time, Inc.of our report dated
February 21, 1997 (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for preopening expenses in 1994) on the consolidated financial statements, and of our report dated February 21, 1997, on the financial statement schedule, both appearing in this Annual Report on Form 10K of ShowBiz Pizza Time, Inc. for the year ended December 27, 1996.



DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 1997