Form 10-K/A
period 1996-12-27
SHOWBIZ PIZZA TIME INC
filed 1997-03-20
CIK 813920

                                 FORM 10 K/A

(Mark One)

       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE SECURITIES
       -      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996.

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

EXPLANATORY NOTE:

This Form 10-K/A is being filed for the purpose of including in the registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant.


EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information with respect to the executive officers and directors of ShowBiz Pizza Time, Inc. (the "Company").

      Name                        Age                  Position
      ----                        ---                  --------
Richard M. Frank                   49      Chairman of the Board and Chief Executive Officer
Michael H. Magusiak                41      President and Director
Richard T. Huston                  51      Executive Vice President--Marketing and Entertainment
Larry G. Page                      52      Executive Vice President, Chief Financial Officer and
                                           Treasurer
Charles A. Crocco, Jr.             58      Director
Anthony J. Gumbiner                52      Director
Robert L. Lynch                    79      Director
Louis P. Neeb                      58      Director
Cynthia I. Pharr                   48      Director
J. Thomas Talbot                   61      Director
Brian M. Troup                     50      Director


        The business experience of each of the executive officers and directors is set forth below.

        Richard M. Frank has been Chairman of the Board and Chief Executive Officer of the Company since March 1986 and has been a director of the Company since June 1985. He served as President and Chief Operating Officer from June 1985 until October 1988. He joined the Company in 1985. He has served as a director for Monterey Acquisition Corp. since May 1994.

        Michael H. Magusiak was elected President of the Company in June 1994. He had previously served as Executive Vice President, Chief Financial Officer and Treasurer since June 1988. He has also served as a director of the Company since 1988. He was Vice President of the Company from October 1987 to June 1988 and Controller of the Company from October 1987 to January 1989. He joined the Company in July 1987. He has served as a director for Monterey Acquisition Corp. since May 1994.

        Richard T. Huston has served as Executive Vice President of the Company since July 1986 and as Director of Marketing and Strategic Development since January 1993. His responsibilities were expanded in June 1994 to include entertainment as well as marketing. He served as Director of Marketing and Development from October 1988 to January 1993. He served as Vice President from October 1985 to July 1986, as Director of Marketing from October 1985 to October 1988, and as a director from July 1986 to September 1988. He joined the Company in 1985.

        Larry G. Page has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1994. Prior to joining the Company, Mr. Page served as Vice President and Regional General Manager in the retail services division of Comdata Holdings Corporation, a publicly-held financial services company, from July 1985 to October 1994. Mr. Page is a Certified Public Accountant and was a partner in various national and regional public accounting firms, including Arthur Andersen LLP, from August 1978 through July 1985.

        Charles A. Crocco, Jr. was elected as a director of the Company in September 1988. He is a shareholder in the New York City law firm of Crocco & DeMaio, P.C. He has served as a director of The Hallwood Group Incorporated, a diversified holding company ("Hallwood"), since 1981 and as a director of First Banks America, Inc., a publicly-held bank holding company, since April 1988.

        Anthony J. Gumbiner was elected as a director of the Company in September 1988. He has served as a director and Chairman of the Board of Hallwood since 1981 and as Chief Executive Officer of Hallwood since 1984; as Chairman of Hallwood Holdings S.A., a real estate investment company, since March 1984; as Chairman of the Board and Chief Executive Officer of the general partner of Hallwood Energy Partners L.P., a publicly-traded oil and gas limited partnership, since February 1987; as a director and Chairman of the Board of Hallwood Realty Corporation, which is the general partner of Hallwood Realty Partners L.P., a publicly traded real estate limited partnership, since 1990; and as a director of Hallwood Consolidated Resources Corporation, an oil and gas company, since May 1992. He is a Solicitor of the Supreme Court of Judicature of England. On July 22, 1996, Mr. Gumbiner and Hallwood, in order to avoid the extraordinary time and expense that would be involved in protracted litigation with the government, agreed to a settlement (the "Settlement") of a claim by the Securities and Exchange Commission (the "Commission"), arising from Hallwood's sale of approximately 5% of Hallwood's holdings of the Common Stock of the Company during a four-day period in June 1993. Hallwood made these and other similar sales pursuant to a pre-planned, long-term selling program begun in December 1992. The Commission asserted in its claim that some, but not all, of Hallwood's June 1993 sales were improper because, before the sales program was completed, Hallwood allegedly received non-public information about the Company. In connection with the Settlement, Hallwood and its affiliates agreed to be subject to an injunction against any future violations of certain federal securities laws. Hallwood was also ordered to disgorge $953,125 and to pay $240,665.60 in pre-judgment interest in connection therewith. In addition, the Commission alleged that Mr. Gumbiner, as Chairman of the Board and Chief Executive Officer of Hallwood, failed to take appropriate action to discontinue Hallwood's sales of the Company's common stock during the four days in question in 1993. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he had the power to designate the trustee. The Commission assessed a civil penalty of $477,000 against Mr. Gumbiner as a "control person" of Hallwood which Mr. Gumbiner paid. Mr. Gumbiner did not admit or deny the allegations made by the Commission.

        Robert L. Lynch was elected as a director of the Company in September 1988. He is Chairman of the Board and Chief Executive Officer of Perpetual Storage, Inc. and has served as a director of that company since 1969. He has served as a director and Vice Chairman of Hallwood since May 1984.

        Louis P. Neeb was elected as a director in August 1994. Mr. Neeb has served as Chairman of the Board and CEO of Casa Ole' Restaurants, Inc. from October 1995 to the present. From August 1982 to the present, Mr. Neeb has been President of Neeb Enterprises, Inc., a management consulting firm specializing in publicly-traded restaurant company. From July 1991 through January 1994, Mr. Neeb was President and Chief Executive Officer of Spaghetti Warehouse, Inc. Mr. Neeb has also had other extensive experience in the restaurant industry, including serving as Chairman of the Board of Burger King Corporation. Mr. Neeb is a member of the Board of Directors of the Franchise Finance Corporation of America, a publicly-traded real estate trust which provides real estate for restaurants.

        Cynthia I. Pharr was elected as a director of the Company in August 1994. She is currently President and owner of C. Pharr & Company, a communications management consulting firm. She has served in that position since March 1993. From May 1989 through February 1993, Ms. Pharr was President and Chief Executive Officer of Tracy -- Locke/Pharr P R, a public relations firm. From August 1986 through April 1989, she was President and owner of C. Pharr & Company, Inc. a public relations agency. Ms. Pharr has served as a member of the Board of Directors of Spaghetti Warehouse, Inc. since August 1991, as well as Chairman of the Board of GuestCare, Inc., a privately held technology company, from February 1994 to the present.

        J. Thomas Talbot was elected as a director of the Company in September 1988. He served as Chairman of the Board and Chief Executive Officer of HAL, Inc., Hawaiian Airlines, and West Maui Airport from August 1989 until July 1991. Mr. Talbot founded Jet America Airlines, Inc., a commercial airline company, and served as its Chairman from December 1980 until October 1986. Mr. Talbot has served as a director of Alliance Bancorporation, a bank holding company, since April 1988; as a director of Fidelity National Financial since April 1991; as a director of The Baldwin Company and the Koll Real Estate Group, Inc. since June 1993; and as a director of Hemmeter Enterprises, Inc. since October 1993. Mr. Talbot has served as a director of Hallwood since 1984.

        Brian M. Troup was elected as a director of the Company in September 1988. He has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986; as a director of Hallwood Holdings S.A. since March 1984; as a director of the general partner of Hallwood Energy Partners, L.P. since May 1984; as a director of Hallwood Realty Corporation since 1990 and as a director of Hallwood Consolidated Resources Corporation since May 1992. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

     On February 24, 1997, the Company filed a Registration Statement on Form S-3 (Registration No. 333-22229) with the Commission relating to an offering (the "Offering") of shares of its Common Stock (the "Shares") owned by Hallwood and its affiliates. In connection with the sale of the Shares by Hallwood, it is anticipated that Charles A. Crocco, Jr., Anthony J. Gumbiner, Robert L. Lynch, J. Thomas Talbot and Brian M. Troup, each of whom is affiliated with Hallwood, will resign from the Company's Board of Directors upon the closing of the Offering. It is anticipated that after the closing of the Offering, the number of directors constituting the entire Board of Directors will be reduced to seven from nine, and that the four directors remaining after the anticipated resignations of Messrs. Crocco, Gumbiner, Lynch, Talbot and Troup will elect three new directors to fill the vacancies created by these resignations, which are anticipated to be effective upon the closing of the Offering.

     Except as set forth above, none of the directors of the Company hold directorships in any company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

       Four regularly scheduled and eight special meetings of the Board of Directors were held during 1996. Each of the directors attended at least 75% of the meetings held by the Board of Directors, and by each committee on which he or she served, in 1996.

       The Board of Directors has established an Executive Committee, an Audit Committee, a Compensation Committee, a Stock Option Committee and a Stock Grant Committee. The responsibilities and composition of each of these committees are described below.

       The Executive Committee consists of four directors. The Executive Committee is responsible for assisting the Board of Directors in carrying out its duties and acts in the place of the Board of Directors when the Board of Directors is not in session and may exercise substantially all of the powers of the Board of Directors other than those powers specifically required by law or by the Company's Bylaws to be exercised by the full Board of Directors. The members of the Executive Committee are Messrs. Frank, Gumbiner, Troup and Magusiak.

       The Audit Committee consists of four directors. The Audit Committee is responsible for (i) considering the Company's system of internal controls, (ii) reviewing the performance and findings of the Company's Internal Audit Department and (iii) reviewing services provided by the Company's independent auditors. The members of the Audit Committee are Messrs. Crocco, Lynch, Talbot and Troup.

       The Compensation Committee consists of three directors. The Compensation Committee is responsible for (i) recommending the compensation, including performance bonuses, payable to the Company's executive officers (excluding Mr. Frank), and (ii) recommending the performance bonuses for other employees of the Company. The members of the Compensation Committee are Messrs. Frank, Gumbiner and Troup.

       The Stock Option Committee and Stock Grant Committee each consist of two directors. The Stock Option Committee and Stock Grant Committee are responsible for administering the 1988 Non-Statutory Stock Option Plan and the Company's Stock Grant Plan, respectively. The members of the Stock Option Committee and the Stock Grant Committee are Messrs. Gumbiner and Troup.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Exchange Act requires the Company's executive officers and directors and the persons who own more than ten percent of the Company's Common Stock to file initial reports of ownership of Common Stock and reports of changes of ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. and to furnish the Company with copies of such reports. Based on review of such copies and other records of the Company, the Company has no reason to believe that any reports were untimely filed or that any Form 5 filings were made by any executive officers, directors or persons owning more than ten percent of the Company's Common Stock.

Item 11.  Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

       The following table sets forth the compensation paid to the Chief Executive Officer and to each of the other most highly paid executive officers of the Company (the "Named Executive Officers") for the fiscal years ended December 30, 1994, December 29, 1995 and December 27, 1996 (designated herein as fiscal years 1994, 1995 and 1996, respectively.)

                           SUMMARY COMPENSATION TABLE



                                                                    Long Term
                                      Annual Compensation          Compensation
                             ------------------------------------- ------------
                                                                    Securities
     Name and       Fiscal                         Other Annual     Underlying
Principal Position  Year        Salary     Bonus Compensation (a)  Options (b)
------------------  ----        ------     ----- ----------------  -----------
Richard M. Frank     1996    $1,000,000     --        $27,333             --
(Chief Executive     1995     1,000,000     --         23,656           15,000
Officer)             1994     1,000,000     --         25,005             --

Richard T. Huston    1996      $150,000     --        $15,869           15,750
(Executive Vice      1995       149,807     --         13,384           31,500
President)           1994 (c)   145,000     --         12,602           90,000

Michael H. Magusiak  1996      $240,000     --        $15,846           28,800
(President)          1995       240,000     --         14,917           28,800
                     1994 (d)   193,096     --         12,467          135,000


Larry G. Page        1996      $131,807     --        $14,176           13,860
(Executive Vice      1995       127,000   $3,500       13,753             --
President and Chief  1994 (e)    31,250     --         11,578           22,500
Financial Officer)
---------------

(a) Includes car allowance of $15,600 per year for Mr. Frank in 1994 and 1995 and $13,600 per year for Mr. Frank in 1996 and $9,000 per year for Messrs. Huston, Magusiak, and Page. Relocation expense is included for Mr. Page in 1994.
(b) On May 22, 1996, the Company effected a three-for-two stock split in the form of a 50% stock dividend of shares of Common Stock (the "Stock Split"). The number of shares of Common Stock underlying options granted prior to the Stock Split has been adjusted to reflect the occurrence of the Stock Split.
(c) Includes options for 31,500 shares of Common Stock issued to Mr. Huston on January 11, 1994 that were surrendered in connection with the granting on January 6, 1995 of options to acquire 31,500 shares of Common Stock.
(d) Includes options for 28,800 shares of Common Stock issued to Mr. Magusiak on January 11, 1994 that were surrendered in connection with the granting on January 6, 1995 of options to acquire 28,800 shares of Common Stock.
(e) The amount indicated is Mr. Page's actual salary received during fiscal 1994 which is less than his annualized salary of $127,000 because his employment with the Company did not commence until October 1994.

       The following table sets forth information regarding stock options granted to each of the Named Executive Officers in the fiscal year ended December 27, 1996.

                            OPTION GRANTS IN 1996

                                                                                         Potential Realizable
                                         % of Total                                     Value at Assumed Annual
                          Number of        Options                                       Rates of Stock Price
                          Securities     Granted to                                        Appreciation for
                          Underlying      Employees       Exercise                          Option Term ($)
                           Options       in  Fiscal        Price         Expiration         ---------------
         Name            Granted (a)        Year        ($/Share)(b)        Date           5%         10%
         ----            -----------        ----        ------------        ----           --         ---
Richard M. Frank                0                  0%           N/A         N/A           $     0     $      0
Richard T. Huston          15,750 (c)           6.29%         $8.283      01/08/01         36,006       79,661
Michael H. Magusiak        28,800 (d)          11.50%         $8.283      01/08/01         65,840      145,666
Larry G. Page              13,860 (e)           5.53%         $8.283      01/08/01         31,685       70,102

---------------------

(a) The number of shares underlying options granted prior to May 22, 1996 have been adjusted to reflect the occurrence of the Stock Split.
(b) The exercise price for options granted prior to May 22, 1996 has been adjusted to reflect the occurrence of the Stock Split.
(c) Options to acquire these 15,750 shares are exercisable as follows: (i) fifty percent (50%) of the option after January 8, 1998, and (ii) an aggregate of one hundred percent (100%) of the option after January 8, 1999.
(d) Options to acquire these 28,800 shares are exercisable as follows: (i) fifty percent (50%) of the option after January 8, 1998, and (ii) an aggregate of one hundred percent (100%) of the option after January 8, 1999.
(e) Options to acquire these 13,860 shares are exercisable as follows: (i) fifty percent (50%) of the option after January 8, 1998, and (ii) an aggregate of one hundred percent (100%) of the option after January 8, 1999.

       The following table sets forth, for each of the Named Executive Officers, information regarding his exercise of stock options during the fiscal year ended December 27, 1996 and the value of his unexercised stock options as of December 27, 1996.

     AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                            Shares                          Unexercised Options at      Value of Unexercised In-the-Money
                          Acquired on        Value            December 27, 1996           options at December 27, 1996
 Name                    Exercise (#)      Realized      (exercisable/unexercisable)    (exercisable/unexercisable)($)(a)
 ----                    ------------      --------      ---------------------------    ---------------------------------
 Richard M. Frank              0              --                         15,000(E)                    $154,995(E)
                                                                              0(U)                           0(U)
 Richard T. Huston             0              --                         45,900(E)                     265,710(E)
                                                                         82,350(U)                     872,158(U)
 Michael H. Magusiak           0              --                         91,980(E)                     853,004(E)
                                                                         94,320(U)                     982,968(U)
 Larry G. Page                 0              --                         11,250(E)                     145,178(E)
                                                                         25,110(U)                     283,920(U)

---------------------

(a) Calculated by determining the difference between the exercise price of the options and the fair market value of the securities underlying the options at fiscal year end.

COMPENSATION OF DIRECTORS

       Ms. Pharr and Messrs. Crocco, Lynch, Neeb and Talbot, who are not otherwise employed by the Company or by Hallwood or its affiliates, receive a retainer from the Company at the rate of $10,000 per year, plus $750 for each meeting of the Board of Directors attended. Other directors, who are either officers or employees of the Company or employed by Hallwood or its affiliates, do not receive separate compensation for their services as directors of the Company.

EMPLOYMENT AND OTHER AGREEMENTS

       Richard M. Frank has entered into an employment agreement with the Company expiring December 31, 1997. Mr. Frank's employment agreement provides for an annual base salary of $1,000,000, with such additional benefits and/or compensation as may be determined by the Board of Directors. On March 3, 1997, Mr. Frank entered into a new employment agreement with the Company providing for a three-year term commencing January 1, 1998.

       On January 3, 1997, Michael H. Magusiak entered into an employment agreement with the Company providing for a three-year term. Mr. Magusiak's employment agreement provides for an annual base salary of $250,000, with such additional benefits and/or compensation as may be determined by the Board of Directors.

       Under the terms of the respective employment agreements (the "Employment Agreements"), if the covered executive's employment with the Company is terminated by the Company (other than as a result of death or "permanent disability" (as defined in the Employment Agreements)) Mr. Frank will be entitled to receive a severance amount equal to $3,000,000 and Mr. Magusiak will be entitled receive a severance amount equal to twice his then current annual base salary (together, the "Severance Amounts"). In the event of the executive's death, his estate is entitled to receive his base salary through the date of his death.

       The Employment Agreements also provide that each of Messrs. Frank and Magusiak will receive his respective Severance Amount in the event there is a Change of Control (as defined below) of the Company and the covered executive voluntarily terminates his employment within one year after such a Change of Control. A "Change of Control" is deemed to have occurred with respect to the Company if (i) any person or group of persons acting in concert (other than Hallwood or its affiliates) in which the covered executive is not an investor, partner, officer, director or member, shall acquire, directly or indirectly, the power to vote, or direct the voting of, more than 33% of the then outstanding voting securities of the Company or (ii) during any consecutive 18 month period a majority of the Board of Directors is elected or appointed and consists of persons who were not directors of the Company as of the date of the respective Employment Agreement and whose election or appointment as directors of the Company is actively opposed by the covered executive.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL HOLDERS OF CAPITAL STOCK

       The following table sets forth information, as of March 15, 1997, relating to the beneficial ownership of the Company's Common Stock and Series A Preferred Stock (the "Preferred Stock") by: (i) each director and executive officer (as hereinafter defined) of the Company as of such date, (ii) the directors and the executive officers of the Company as a group as of such date, and (iii) each person, as that term is used in the Exchange Act known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock or Preferred Stock. Except as otherwise indicated, each of the persons named in the table is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock or Preferred Stock beneficially owned by such person. Information as to the beneficial ownership of Common Stock and Preferred Stock by directors and executive officers of the Company has been furnished by the respective directors and executive officers.

------------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF      NUMBER OF   PERCENTAGE OF CLASS OUTSTANDING
                                                        SHARES OF      SHARES OF
                                                        PREFERRED        COMMON       PREFERRED      COMMON
 NAME AND ADDRESS FOR BENEFICIAL OWNERS                   STOCK          STOCK           STOCK       STOCK
 --------------------------------------                   -----          -----        ----------     ------
------------------------------------------------------------------------------------------------------------------
Charles A. Crocco, Jr. (A)(B)(P)                          0            10,395            0             (C)
------------------------------------------------------------------------------------------------------------------
Richard M. Frank (D)                                      0           1,144,388          0            6.2%
------------------------------------------------------------------------------------------------------------------
Anthony J. Gumbiner (A)(E)(F)(Q)                          0              0               0              0%
------------------------------------------------------------------------------------------------------------------
Richard T. Huston (G)                                     0            84,618            0             (C)
------------------------------------------------------------------------------------------------------------------
Robert L. Lynch (A)(B)(P)                                 0            8,419             0             (C)
------------------------------------------------------------------------------------------------------------------
Michael H. Magusiak (H)                                   0           125,021            0             (C)
------------------------------------------------------------------------------------------------------------------
Louis P. Neeb (B)(P)                                      0            7,500             0             (C)
------------------------------------------------------------------------------------------------------------------
Larry G. Page (I)                                         0            17,121            0             (C)
------------------------------------------------------------------------------------------------------------------
Cynthia I. Pharr (B)(P)                                   0            7,500             0             (C)
------------------------------------------------------------------------------------------------------------------
J. Thomas Talbot (A)(B)(P)                                0            18,750            0             (C)
------------------------------------------------------------------------------------------------------------------
Brian M. Troup (A)(E)(J)(Q)                               0              0               0              0%
------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers as a Group               0          1,423,712           0            7.7%
------------------------------------------------------------------------------------------------------------------
The Hallwood Group Incorporated (K)                       0          2,632,983           0           14.2%
3710 Rawlins, Suite 1500
Dallas, TX 75219
------------------------------------------------------------------------------------------------------------------
Massachusetts Financial Services Company (L)              0          1,073,150           0            5.8%
500 Boylston Street
Boston, MA 02116-0741
------------------------------------------------------------------------------------------------------------------
Snyder Capital Management, Inc. (M)                       0          1,184,700           0            6.4%
350 California Street
Suite 1460
San Francisco, CA 94104
------------------------------------------------------------------------------------------------------------------
Time Warner, Inc. (N)                                  16,011            0             32.3%            0%
75 Rockefeller Plaza
New York, NY 10019
------------------------------------------------------------------------------------------------------------------
River Forest State Bank & Trust Co. (O)                 3,139            0              6.3%            0%
7727 West Lake Street
River Forest, IL 60305
------------------------------------------------------------------------------------------------------------------

(Footnotes appear on the following page)

_____________________

(A)    Excludes shares owned of record by Hallwood, described in Footnote K.
(B) Includes 7,500 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are exercisable within 60 days of the date hereof, but excludes 3,750 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are not exercisable within 60 days of the date hereof.
(C)    Constitutes less than 1% of the Company's outstanding Common Stock.
(D) Includes 94,352 shares which are subject to forfeiture pursuant to the terms of Mr. Frank's employment agreement. Includes 15,000 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are exercisable within 60 days of the date hereof but does not include 400,000 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are not exercisable within 60 days of the date hereof.
(E) Excludes 300,216 shares pledged to IBJ Schroder Bank & Trust Company, as trustee under an indenture, as collateral for bonds issued by Hallwood Holdings SA, a Luxembourg corporation ("HHSA"). HHSA previously owned certain warrants issued by the Company which entitled HHSA to purchase such shares, but HHSA distributed such warrants to its shareholders as part of a reduction of capital and premium in July 1993. HHSA no longer claims any beneficial interest in the shares, but the shares remain pledged as collateral for bonds issued by HHSA. Mr. Gumbiner is a director of HHSA. Mr. Gumbiner's address is c/o The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219. Mr. Troup is also a director of HHSA. Mr. Troup's address is c/o The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219. This note is based upon information in Amendment No. 3 to Schedule 13D of HHSA dated July 5, 1993.
(F) Excludes 613,057 shares held by a trust for which Mr. Gumbiner has the power to designate and replace the trustees, 180,129 shares of which are included in footnote (E).
(G) Includes 56,700 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan but excludes 65,850 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are not exercisable within 60 days of the date hereof.
(H) Includes 61,740 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan but excludes 161,560 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are not exercisable within 60 days of the date hereof.
(I) Includes 16,875 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are exercisable within 60 days of the date hereof, but excludes 33,608 shares purchasable pursuant to options issued under the Company's 1988 Non-Statutory Stock Option Plan which are not exercisable within 60 days of the date hereof.
(J) Excludes 408,705 shares held by a trust for which Mr. Troup has the power to designate and replace the trustees, 120,087 shares of which are included in footnote (E).
(K) The directors of Hallwood are Anthony J. Gumbiner, Brian M. Troup, Charles A. Crocco, Jr., Robert L. Lynch and J. Thomas Talbot.
       Mr. Gumbiner is Chairman of the Board and Chief Executive Officer of Hallwood. Mr. Troup is President and Chief Operating Officer of Hallwood. The Company has also been informed that such shares are pledged as collateral to secure certain obligations of Hallwood.
(L) Based on information in Amendment No. 2 to Schedule 13G dated February 12, 1996. This number includes 1,020,000 shares beneficially owned by MFS Series Trust II as well as MFS Emerging Growth Fund.
(M) Based on information in Schedule 13G dated February 7, 1996. Of its total shares, Snyder Capital Management, Inc. has shared voting power over 1,006,600 shares and shared dispositive power over 1,117,100 shares.
(N) Based on information in Amendment No. 2 to Schedule 13D dated July 1, 1994. Of its total shares, Time Warner, Inc. has shared voting power over 16,011 shares and shared dispositive power over 16,011 shares.
(O)    Based on information obtained from Transfer Agent on February 13, 1997.
(P) Excludes 6,250 shares purchasable pursuant to options issued under the Company's Non-Employee Directors Stock Option Plan which are not exercisable within 60 days of the date hereof.
(Q) Excludes 17,500 shares purchasable pursuant to options issued under the Company's Non-Employee Directors Stock Option Plan which are not exercisable within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

       Richard M. Frank, Anthony J. Gumbiner and Brian M. Troup served on the Compensation Committee of the Company's Board of Directors in 1996. The functions performed by the Compensation Committee are the (i) the recommendation of compensation, including performance bonuses, payable to the Company's executive officers (excluding Mr. Frank), and (ii) the recommendation of performance bonuses for other employees of the Company. Mr. Frank is Chairman of the Board and Chief Executive Officer of the Company. Mr. Gumbiner is Chairman of the Board and Chief Executive Officer of Hallwood. Mr. Troup is President and Chief Operating Officer of Hallwood. The Stock Option Committee and the Stock Grant Committee are both comprised of Messrs. Gumbiner and Troup.

       The Board of Directors is responsible for approving any amendment to either Mr. Frank's or Mr. Magusiak's employment agreement.

       The Board of Directors intends that transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and will be approved by at least a simple majority of the directors of the Company.

       With the exception of directors Pharr and Neeb, the directors of the Company who are not employees of the Company are also directors of Hallwood.

       Effective January 1989, the Company agreed to pay to Hallwood $125,000 per year, in consideration for financial and management consulting services being rendered to the Company by Hallwood in the ordinary course of business. The Company's agreement with Hallwood will continue at the discretion of the Board of Directors for such time and in such amounts as may be authorized so as to fairly compensate Hallwood for its services. It is anticipated that the Company's agreement with Hallwood will be terminated upon the closing of the Offering.

       In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the portion of the home office building subleased to Integra, with a fair value of approximately $120,000 per year.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 19, 1997            SHOWBIZ PIZZA TIME, INC.



                                   By: /s/ Michael H. Magusiak
                                      ---------------------------
                                           Michael H. Magusiak
                                           President