Form 10-Q
period 1997-03-28
SHOWBIZ PIZZA TIME INC
filed 1997-05-09
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1997

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------- to -----------.

                  Commission File Number 0-15782


                     SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)


                      Kansas                48-0905805
           (State or other jurisdiction of(I.R. S. Employer incorporation or organization)Identification No.)


                    4441 West Airport Freeway
                       Irving, Texas  75062

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

    At March 28, 1997, an aggregate of 18,526,479 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.





                PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:








                                                                Page

Consolidated balance sheets as of March 28, 1997 (unaudited)
   and December 27, 1996 . . . . . . . . . . . . . . . . . . .   2

Consolidated statements of earnings for the three months ended
March 28, 1997 and March 29, 1996 (unaudited) . . . . . . . . .  3

Consolidated statement of shareholders' equity for the three months
ended March 28, 1997 (unaudited) . . . . . . . . . . . . . . .   4

Consolidated statements of cash flows for the three months ended
March 28, 1997 and March 29, 1996 (unaudited) . . . . . . . . .  5

Notes to consolidated financial statements . . . . . . . . . . . 6

                      SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
                 MARCH 28, 1997 AND DECEMBER 27, 1996
                    (Thousands, except share data)


                                ASSETS


                                             March 28,     December 27,
                                               1997            1996
                                            ---------      -----------
                                                 (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . .   $10,966        $ 3,402

 Accounts receivable, including
   receivables from related parties
   of $458 and $675, respectively. . . . . .     2,964          3,543

 Current portion of notes receivable,
    including receivables from
    related parties of $208 and $221,
    respectively . . . . . . . . . . . . . . .    396            457

 Inventories . . . . . . . . . . . . . . . . .  3,864          3,368

 Prepaid expenses. . . . . . . . . . . . . . .  3,419          3,185

 Current portion of deferred tax asset . . . . 15,003         13,633
                                               ------         ------

  Total current assets . . . . . . . . . . . . 36,612         27,588
                                               ------         ------

Investments in related parties . . . . . . . .  1,516          1,315
                                               ------          -----

Property and equipment . . . . . . . . . . .  168,559        163,998
                                              -------        -------

Deferred tax asset . . . . . . . . . . . . .    7,049         12,296
                                               ------         ------

Other assets:
 Notes receivable, less current portion,
   including receivables from
   related parties of $1,822 and $2,323,
   respectively  . . . . . . . . . . . . . .    6,775          7,257

 Other . . . . . . . . . . . . . . . . . . .    3,641          4,126
                                                -----          -----
                                               10,416         11,383
                                               ------        -------
                                             $224,152       $216,580
                                              =======        =======


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

 Current portion of long-term debt . . . . .  $ 2,624       $ 1,785

 Accounts payable and accrued liabilities. . . 36,750        31,738
                                               ------       -------

    Total current liabilities. . . . . . . . .  39,374       33,523
                                                ------       ------

Long-term debt, less current portion . . . . .  26,402       34,668
                                                ------       ------

Deferred credits . . . . . . . . . . . . . . .   3,920        3,795
                                                ------       ------

Other liabilities. . . . . . . . . . . . . . .   1,010        1,010
                                                ------       ------

Redeemable preferred stock, $60 par
  value, redeemable for $2,974 in 2005 . . . .   2,133        2,108
                                                ------       ------
Shareholders' equity:
 Common stock, $.10 par value;
    authorized 50,000,000 shares;
    21,635,655 and 21,519,075 shares
    issued, respectively . . . . . . . . . . .   2,164        2,152

 Capital in excess of par value. . . . . . . . 155,318      153,795

 Retained earnings . . . . . . . . . . . . . .  25,460       17,613

 Deferred compensation . . . . . . . . . . . .  (1,366)      (1,821)

 Less treasury shares of 3,109,176
    at both dates, at cost . . . . . . . . . . (30,263)     (30,263)
                                                ------       ------
                                               151,313      141,476
                                                ------       ------
                                              $224,152     $216,580
                                               =======      =======

                 See notes to consolidated financial statements.

                     SHOWBIZ  PIZZA  TIME,  INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited)
                 (Thousands, except per share data)



                                              Three Months Ended
                                        --------------------------------
                                        March 28, 1997     March 29, 1996
                                        --------------     --------------

Food and beverage revenues . . . . . . .   $ 62,454           $ 54,276
Games and merchandise revenues . . . . .     27,826             22,684
Franchise fees and royalties . . . . . .        921              1,141
Interest income, including related
  party income of $57 and $66,
  respectively . . . . . . . . . . . . .        228                256
Joint venture income . . . . . . . . . .        165                 95
                                            -------            -------
                                             91,594             78,452
                                            -------            -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .   42,194              37,460
 Selling, general and administrative
   expenses, including related party
  expenses of $31 in both periods. . . . . . 13,721              11,416
 Depreciation and amortization . . . . . . .  6,317               5,881
   Interest expense. . . . . . . . . . . . .    690                 891
   (Gain) loss on property transactions . . .   (28)                 89
 Other operating expenses. . . . . . . . . . 15,367              13,944
                                            -------             -------
                                             78,261              69,681
                                            -------             -------

Income before income taxes . . . . . . . .   13,333               8,771
                                             ------             -------

Income taxes:
 Current expense . . . . . . . . . . . . .    1,467              1,114
 Deferred expense. . . . . . . . . . . . .    3,933              2,482
                                             ------             ------
                                              5,400              3,596
                                             ------             ------

Net income . . . . . . . . . . . . . . . .  $ 7,933            $ 5,175
                                            =======            =======

Earnings per common and common
  equivalent share:

 Primary:
 Net income  . . . . . . . . . . . . . . .  $   .42           $   .28
                                            =======           =======

 Weighted average shares outstanding . . .   18,807            18,309
                                             ======            ======

 Fully diluted:
 Net income  . . . . . . . . . . . . . . .  $   .42            $  .28
                                            =======            ======

 Weighted average shares outstanding . . . . 18,807            18,377
                                             ======           =======



           See notes to consolidated financial statements.

                      SHOWBIZ  PIZZA  TIME,  INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Unaudited)
                  (Thousands, except per share data)



       Common            Capital in              Deferred     Treasury
       Stock             Excess of     Retained  Compen-        Stock
   Shares  Par Value     Par Value     Earnings  sation    Shares     Cost
  -------  --------      ----------    --------  -------    ------    -----
Balances, December 27, 1996. . .
 . 21,519  $ 2,152       $153,795      $ 17,613  $(1,821)   3,109   $(30,263)

  Net income . . . . . . . . . .         7,933

  Redeemable preferred
  stock accretion. . . . . . .            (26)

  Redeemable preferred stock dividends,
    $1.20 per share. . . . . .            (60)

  Stock options exercised. . .
     117       12         1,467

  Tax benefit from the exercise of stock
    options and stock grants . . . .
                             56

 Amortization of deferred compensation . . . . . .   455
  ------   ------      -------        -------
Balances, March 28, 1997 . . .
  21,636   $2,164      $155,318       $25,460    $(1,366)    3,109   $(30,263)
  ======   ======      ========       =======    =======     =====   ========


                 See notes to consolidated financial statements.

                        SHOWBIZ  PIZZA  TIME,  INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Thousands)


                                                Three Months Ended
                                      -------------------------------------
                                      March 28, 1997        March 29, 1996
                                      --------------        ---------------
Operating activities:
 Net income  . . . . . . . . . . . . .       $ 7,933             $ 5,175

 Adjustments to reconcile net income to cash provided by operations:

  Depreciation and amortization. . . . . . .   6,317               5,881

  Deferred tax expense . . . . . . . . . . .   3,933               2,482

  (Gain) loss on property transactions . . .     (28)                 89

  Compensation expense under
    stock grant plan . . . . . . . . . . . .     455                 455

  Other. . . . . . . . . . . . . . . . . . .     125                 119

 Net change in receivables, inventory,
  prepaids, payables and
  accrued liabilities. . . . . . . . . . . .   4,860               3,821
                                              ------              ------

  Cash provided by operations. . . . . . . .  23,595              18,022
                                             -------             -------

Investing activities:
  Purchases of property and equipment. . . . (10,732)            (10,892)

  Additions to notes receivable. . . . . . .    (370)               (623)

  Payments received on notes receivable. . .     913                 728

  (Increase) decrease in investments,
     deferred charges and other
     assets. . . . . . . . . . . . . . . . .     135                (111)
                                              ------              ------

 Cash used in investing activities . . . . . (10,054)            (10,898)
                                              ------             -------

Financing activities:

  Payments on debt and line of credit. . . .  (7,400)             (1,700)

  Reduction of capital lease obligations . .     (27)                (19)

  Exercise of stock options  . . . . . . . . . 1,479                 161

  Redeemable preferred stock dividends . . . .   (60)                (60)

  Other. . . . . . . . . . . . . . . . . . . .    31                   5
                                              ------              ------
  Cash used in financing activities. . . . . .(5,977)             (1,613)
                                             -------              ------

Increase in cash and cash equivalents  . . . . 7,564               5,511

Cash and cash equivalents,
   beginning of period . . . . . . . . . . .   3,402               5,589
                                             -------             -------

Cash and cash equivalents, end of period . .$ 10,966            $ 11,100
                                            ========             =======



              See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
                            (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended March 28, 1997 and March 29, 1996 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1996. Results of operations for the periods ended March 28, 1997 and March 29, 1996 are not necessarily indicative of the results for the year.


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

                                               Three Months Ended
                                              --------------------
                                         March 28,           March 29,
                                           1997                 1996
                                       ------------          -----------
Net income . . . . . . . . . . . . . .     $ 7,933              $ 5,175

Accretion of redeemable
   preferred stock.. . . . . . . . . .         (26)                 (27)

Redeemable preferred
   stock dividends . . . . . . . . . .         (60)                 (60)
                                          --------              -------

Adjusted income applicable
  to common and common
  equivalent shares. . . . . . . . . .     $ 7,847              $ 5,088

Primary:
    Weighted average number of
      common sharesoutstanding . . . .      18,408               18,158

    Common stock equivalents:
       Stock purchase options. . . . .         399                  151
                                            ------               ------

    Weighted average number of shares
       outstanding . . . . . . . . . .      18,807               18,309
                                           =======               ======

    Earnings per common and common
       equivalent share. . . . . . . . .   $   .42               $   .28
                                            ======               =======
Fully diluted:
    Weighted average number of common
       shares outstanding. . . . . .  . . .  18,408               18,158
                                             ======               ======
    Common stock equivalents:
       Stock purchase options. . . . .          399                  219

    Weighted average number of shares
        outstanding. . . . . . . . . . .     18,807               18,377
                                             ======               ======
    Earnings per common and common
        equivalent share . . . . . . . .    $   .42              $   .28
                                             ======              =======


     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on historical earnings per share.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations


First Quarter 1997 Compared to First Quarter 1996
-------------------------------------------------


    A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                             Three Months Ended
                                      ---------------------------------
                                    March 28, 1997          March 29, 1996
                                    --------------          -------------
Revenue. . . . . . . . . . . . . . .       100.0%               100.0%
                                           -----                -----
Costs and  expenses:
  Cost of sales. . . . . . . . . . .        46.0                 47.7
  Selling, general and
     administrative. . . . . . . . .        15.0                 14.6
  Depreciation and amortization. . .         6.9                  7.5
  Interest expense . . . . . . . . .          .8                  1.1
  Loss on property transactions                                    .1
  Other operating expenses . . . . .        16.7                 17.8
                                          ------               ------
                                            85.4                 88.8
                                          ------                -----
     Income before income taxes             14.6                 11.2
    Income tax expense . . . . . . .         5.9                  4.6
                                          ------               ------
    Net income . . . . . . . . . . .         8.7%                 6.6%
                                          ======                =====



   Revenues
   ---------

     Revenues increased to $91.6 million in the first quarter of 1997 from $78.5 million in the first quarter of 1996 primarily due to an increase of 10.1% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first quarters of both 1997 and 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.8% between the periods.

    Costs and Expenses
    ------------------

     Costs and expenses as a percentage of revenues decreased to 85.4% in the first quarter of 1997 from 88.8% in the first quarter of 1996.

     Cost of sales decreased as a percentage of revenues to 46.0% in the first quarter of 1997 from 47.7% in the comparable period of 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.5% in the first quarter of 1997 from 17.2% in the first quarter of 1996 primarily due to an increase in menu prices and lower cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 26.8% during the first quarter of 1997 from 27.9% in the first quarter of 1996 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues increased to 15.0% in the first quarter of 1997 from 14.6% in the comparable period of 1996 primarily due to start-up costs related to the outsourcing and evaluation of a toll-free birthday reservation system and management development expenses incurred in the first quarter of 1997.

     Depreciation and amortization expenses as a percentage of revenues declined to 6.9% from 7.5% primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $542,000 in the first quarter of 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

    Interest expense decreased to approximately $690,000 in the first quarter of 1997 from $891,000 in the first quarter of 1996 due primarily to a decrease in outstanding debt since the first quarter of 1996.

     Other operating expenses decreased as a percentage of revenues to 16.7% in the first quarter of 1997 from 17.8% in the first quarter of 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


    Net Income
    ----------

      The Company had net income of $7.9 million in the first quarter of 1997 compared to $5.2 million in the first quarter of 1996 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.42 per share in the first quarter of 1997 compared to $.28 per share in the first quarter of 1996.



Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $23.6 million in the first three months of 1997 from $18.0 million in the comparable period of 1996. Cash outflows from investing and financing activities for the first three months of 1997 were $10.1 million and $6.0 million, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    The Company remodeled 15 restaurants in the first three months of 1997 and 126, 87 and 10 restaurants in 1996, 1995 and 1994, respectively under a repositioning program. The Company anticipates completing its repositioning program by remodeling its remaining seven restaurants in the second quarter. Expenditures relating to the repositioning program have been financed primarily by cash flow from operations and borrowings under the Company's line of credit.

    The Company plans to open approximately six new stores in 1997 and 12 to 14 new stores in 1998. The Company currently anticipates its cost of opening such new stores to average approximately $1.3 to $1.4 million per store. In addition to such new store openings, the Company plans to expand 10 to 15 existing stores in 1997 by an average of 1,000 to 4,000 square feet per store. The Company also anticipates adding new game packages to as many as 100 stores in 1997 at an average cost of approximately $150,000 per store. As of March 28, 1997, the Company opened one new restaurant, expanded two restaurants and added new game packages to 21 restaurants. The Company currently estimates that capital expenditures in 1997, including expenditures for the remodeling of existing stores, new store openings, existing store expansions and equipment investments, will be approximately $40 to $50 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     The Company's total credit facility of $43 million consists of $28 million in term notes and a $15 million line of credit. Term notes totaling $18 million provide annual interest of 10.02% maturing in 2001 and term notes totaling $10 million provide annual interest equal to LIBOR plus 3.5% maturing in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the Company's option, LIBOR plus 2%to 3%. Currently, any borrowings under this line of credit would be at prime plus 0% or LIBOR plus 2%. As of March 28, 1997, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     The Company believes it will realize substantial benefit from utilization of approximately $33 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $8 million of which $5.8 million expires from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ended December 27, 1996 was approximately $66 million. Based on current results of repositioned restaurants, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997. However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

                    PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

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

     No matters were submitted to a vote of security holders during the first quarter of 1997.


Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.


                           EXHIBIT INDEX
                         ---------------

    a) Exhibits


    Exhibit
     Number     Description
    -------     -----------

    10(a)       Amendment No. 2 to the Amended and
                Restated Employment Agreement,  March
                3, 1997, between Richard M. Frank and
                the Company.

    10(b)       Modification Agreement (to the Loan
                Agreement dated January 18, 1996) in
                the stated amount of $2,000,000,
                dated February 21, 1997, between Bank
                One, Texas, N.A. and the Company.


    (b)  Reports on Form 8-K

    The Company filed one Form 8-K and one Form 8-K/A dated March 10, 1997 and March 19, 1997, respectively. Included in such Form 8-K's was the announcement that the Company had entered into new employment agreements with Richard M. Frank, the Company's Chief Executive Officer, and Michael H. Magusiak, the Company's President, dated March 3, 1997 and January 3, 1997, respectively. Also, included in such Form 8-K's was the announcement that the Company had filed a Registration Statement on Form S-3 (Registration No. 333-22229) with the Securities and Exchange Commission relating to an offering of shares of its common stock, par value $.10 per share, owned by The Hallwood Group Incorporated and its affiliates. In connection with the sale of the shares by Hallwood, the Company announced that it anticipated that Charles A. Crocco, Jr., Anthony J. Gumbinner, Robert L. Lynch, J. Thomas Talbot and Brian M. Troup, each of whom is affiliated with Hallwood, would resign from the Company's Board of Directors upon the closing of the offering. Such directors did resign effective March 26, 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SHOWBIZ PIZZA TIME, INC.



Dated: May 9, 1997             By: /s/ Larry G. Page
                               ---------------------

                              Larry G. Page
                              Executive Vice President
                              and Chief Financial Officer



                             EXHIBIT INDEX


Exhibit
Number        Description                              Page No.
-------        -----------                             --------



    10(a)  Amendment No. 2 to the Amended and Restated Employment
           Agreement, March 3, 1997, between Richard M. Frank and the Company.

    10(b)  Modification Agreement (to the Loan Agreement dated
           January 18, 1996) in the stated amount of $2,000,000., dated February 21, 1997, between Bank One, Texas, N.A.
           and the Company.