Form 10-Q
period 1997-06-27
SHOWBIZ PIZZA TIME INC
filed 1997-08-01
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 1997.

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

    At June 27, 1997, an aggregate of 18,674,079 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


                PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:







                                                                       Page

Consolidated balance sheets as of June 27, 1997 (unaudited)
and December 27, 1996. . . . . . . . . . . . . . . . . . . . .           2

Unaudited consolidated statements of earnings for the three months
ended June 27, 1997 and June 28, 1996  . . . . . . . . . . . . . . .     3

Unaudited consolidated statements of earnings for the six months
ended June 27, 1997 and June 28, 1996  . . . . . . . . . . . . . . .     4

Unaudited consolidated statement of shareholders' equity for the
six months ended June 27, 1997 . . . . . . . . . . . . . . . . . . .     5

Unaudited consolidated statements of cash flows for the six months
ended June 27, 1997 and June 28, 1996  . . . . . . . . . . . . . . .     6

Notes to consolidated financial statements . . . . . . . . . . . . .     7









                      SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
                 JUNE 27, 1997 AND DECEMBER 27, 1996
                    (Thousands, except share data)


                                ASSETS

                                                 June 27,       December 27,
                                                   1997              1996
                                                -----------       -----------
                                                           (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . .   $12,677          $ 3,402
 Accounts receivable, including receivables
  from related parties of $427 and $675,
  respectively . . . . . . . . . . . . . . . . . .   2,640            3,543
 Current portion of notes receivable, including
   receivables from related parties of $203
   and $221, respectively. . . . . . . . . . . . .     376              457
 Inventories . . . . . . . . . . . . . . . . . . .   3,731            3,368
 Prepaid expenses. . . . . . . . . . . . . . . . .   3,725            3,185
 Current portion of deferred tax asset . . . . . .  16,170           13,633
                                                    ------           ------
  Total current assets . . . . . . . . . . . . . .  39,319           27,588
                                                    ------           ------

Investments in related parties . . . . . . . . . .   1,486            1,315
                                                    ------           ------
Property and equipment . . . . . . . . . . . . . . 173,081          163,998
                                                    ------          -------
Deferred tax asset . . . . . . . . . . . . . . . .   2,890           12,296
                                                    ------          -------
Other assets:
 Notes receivable, less current portion,
   including receivables from
   related parties of $1,551 and $2,323,
   respectively  . . . . . . . . . . . . . . . . .   6,471            7,257
 Other . . . . . . . . . . . . . . . . . . . . . .   4,326            4,126
                                                    ------           ------
                                                    10,797           11,383
                                                    ------           ------
                                                  $227,573         $216,580
                                                  ========         ========


           LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . . . . $ 3,372         $ 1,785
 Accounts payable and accrued liabilities. . . . .  33,641          31,738
                                                   -------         -------
    Total current liabilities. . . . . . . . . . .  37,013          33,523
                                                   -------         -------
Long-term debt, less current portion . . . . . . .  25,516          34,668
                                                   -------          ------
Deferred credits . . . . . . . . . . . . . . . . .   4,026           3,795
                                                   -------          ------

Other liabilities. . . . . . . . . . . . . . . . .   1,010           1,010
                                                     -----          ------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . . . .   2,159           2,108
                                                   -------          ------
Shareholders' equity:
 Common stock, $.10 par value; authorized
    50,000,000 shares; 21,783,255
    and 21,519,075 shares issued,
    respectively . . . . . . . . . . . . . . . . .   2,178           2,152
 Capital in excess of par value. . . . . . . . . . 157,364         153,795
 Retained earnings . . . . . . . . . . . . . . . .  31,281          17,613
 Deferred compensation . . . . . . . . . . . . . .  (2,711)         (1,821)
 Less treasury shares of 3,109,176 at
    both dates, at cost. . . . . . . . . . . . . . (30,263)        (30,263)
                                                    ------          ------
                                                   157,849         141,476
                                                   -------         -------
                                                  $227,573        $216,580
                                                  ========        ========


           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)


                                                    Three Months Ended
                                            June 27, 1997     June 28, 1996
                                            ---------------    --------------
Food and beverage revenues . . . . . . . . .    $ 56,585           $ 47,845
Games and merchandise revenues . . . . . . .      26,261             20,867
Franchise fees and royalties . . . . . . . .         777                827
Interest income, including related party
   income of $50 and $60,respectively. . . .         296                291
Joint venture income . . . . . . . . . . . .         112                 18
                                                  ------             ------
                                                  84,031             69,848
                                                  ------             ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .    39,388             34,700
 Selling, general and administrative
    expenses, including related party
   expenses of $32 in 1996 . . . . . . . . . .    12,321             10,267
 Depreciation and amortization . . . . . . . .     6,327              6,098
 Interest expense. . . . . . . . . . . . . . .       727                862
 Gain) loss on property transactions . . . . .       (40)                23
 Other operating expenses. . . . . . . . . . .    15,384             14,058
                                                 -------            -------
                                                  74,107             66,008
                                                 -------            -------

Income before income taxes . . . . . . . . . .     9,924              3,840
                                                 -------            -------

Income taxes:
 Current expense . . . . . . . . . . . . . . .     1,092                312
 Deferred expense. . . . . . . . . . . . . . .     2,927              1,263
                                                  ------             ------
                                                   4,019              1,575
                                                  ------             ------

Net income . . . . . . . . . . . . . . . . . .   $ 5,905            $ 2,265
                                                   =====              =====

Earnings per common and common equivalent share:

 Primary:
 Net income  . . . . . . . . . . . . . . . . .   $   .31           $   .12
                                                  ======           =======
 Weighted average shares outstanding . . . . .    18,908            18,521
                                                  ======            ======

Fully diluted:
 Net income  . . . . . . . . . . . . . . . . .   $   .31           $   .12
                                                 =======           =======
 Weighted average shares outstanding . . . . .    19,055            18,531
                                                 =======            ======



           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)


                                                     Six Months Ended
                                          ----------------------------------
                                          June 27, 1997        June 28, 1996
                                          -------------        -------------
Food and beverage revenues . . . . . . . .    $ 119,039           $ 102,121
Games and merchandise revenues . . . . . .       54,087              43,551
Franchise fees and royalties . . . . . . .        1,698               1,968
Interest income, including related party income
   of $107 and $126, respectively. . . . .          524                 547
Joint venture income . . . . . . . . . . .          277                 113
                                                -------              ------
                                                175,625             148,300
                                                -------             -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .       81,582              72,160
 Selling, general and administrative
   expenses, including related party
   expenses of $31 and $63, respectively . .     26,042              21,683
 Depreciation and amortization . . . . . . .     12,644              11,979
   Interest expense. . . . . . . . . . . . .      1,417               1,753
 (Gain) loss on property transactions. . . .        (68)                112
 Other operating expenses. . . . . . . . . .     30,751              28,002
                                                152,368             135,689
                                               --------             -------
Income before income taxes . . . . . . . . .     23,257              12,611
                                                -------             -------

Income taxes:
  Current expense. . . . . . . . . . . . . .      2,559               1,426
  Deferred expense . . . . . . . . . . . . .      6,860               3,745
                                                 ------              ------
                                                  9,419               5,171
                                                 ------              ------
Net income . . . . . . . . . . . . . . . . .   $ 13,838             $ 7,440
                                                =======             =======

Earnings per common and common equivalent share:
 Primary:
 Net income  . . . . . . . . . . . . . . . . .  $   .72            $   .39
                                                =======            =======
 Weighted average shares outstanding . . . . .   18,862             18,458
                                                =======            =======

 Fully diluted:
 Net income  . . . . . . . . . . . . . . . . .  $   .72           $   .39
                                                =======           =======
 Weighted average shares outstanding . . . . .   19,035            18,512
                                                =======           =======


           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)
                 (Thousands, except per share data)




        Common         Capital in               Deferred       Treasury
        Stock          Excess of     Retained   Compen-         Stock
   Shares Par Value    Par Value     Earnings   sation       Shares   Cost
   ------ ---------    ---------     --------   -------      ------   ----
Balances, December 27, 1996. .
  21,519   $ 2,152     $153,795     $ 17,613     $(1,821)     3,109   $(30,263)

 Net income . . . . . . . . .         13,838

 Redeemable preferred
  stock accretion . . . . . .            (51)

 Redeemable preferred stock dividends,
    $2.40 per share. . . . . .          (119)

 Stock options exercised. . .
    156         16        1,709

 Stock grant plan . . . . .
    105         10        1,800                   (1,800)

 Tax benefit from the exercise of stock
   options and stock grants . .
                             (9)

 Stock issued under 401(k) plan . .
      3                      59

 Stock split costs. . . . . .
                             10

 Amortization of deferred compensation
                                                     910
  ------    -----      -------         -------   -------      -----    -------
Balances, June 27, 1997. . . .
  21,783    $2,178     $157,364        $31,281   $(2,711)     3,109    $(30,263)
  ======    ======     ========        =======   =======      =====    ========







                 See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                            (Thousands)




                                                     Six Months Ended
                                          June 27, 1997        June 28, 1996
                                           -------------        -------------
Operating activities:
 Net income  . . . . . . . . . . . . . . .     $13,838             $ 7,440
 Adjustments to reconcile net income to cash
 provided by operations:
  Depreciation and amortization. . . . . . . .  12,644              11,979
  Deferred tax expense . . . . . . . . . . . .   6,860               3,745
  (Gain) loss on property transactions . . . .     (68)                112
  Compensation expense under stock
     grant plan. . . . . . . . . . . . . . . .     910                 910
  Other. . . . . . . . . . . . . . . . . . . .     231                 220
  Net change in receivables, inventory,
   prepaids, payables and
   accrued liabilities . . . . . . . . . . . .   1,903               1,802
                                                ------              ------
   Cash provided by operations . . . . . . . .  36,318              26,208
                                               -------             -------

Investing activities:
  Purchases of property and equipment. . . . . (21,525)            (20,807)
  Additions to notes receivable. . . . . . . .    (759)               (800)
  Payments received on notes receivable. . . .   1,626               1,403
  (Increase) decrease in investments, deferred
  charges and other assets . . . . . . . . . .    (668)                 81
                                                 -----              ------
  Cash used in investing activities. . . . . . (21,326)            (20,123)

Financing activities:
  Payments on debt and line of credit. . . . .  (7,400)             (1,700)
  Reduction of capital lease obligations . . .     (56)                (46)
  Exercise of stock options  . . . . . . . . .   1,725                 197
  Redeemable preferred stock dividends . . . .    (119)               (119)
  Other. . . . . . . . . . . . . . . . . . . .     133
                                               -------              ------
  Cash used in financing activities. . . . . .  (5,717)             (1,668)
                                               -------             -------

Increase in cash and cash equivalents  . . . .   9,275               4,417
Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . . . . . .   3,402               5,589
                                              --------            --------
Cash and cash equivalents, end of period . . .$ 12,677            $ 10,006
                                              ========            ========






              See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996
                            (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended June 27, 1997 and June 28, 1996 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1996. Results of operations for the periods ended June 27, 1997 and June 28, 1996 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                             Three Months Ended            Six Months Ended
                           ----------------------       ---------------------
                           June 27,      June 28,       June 27,     June 28,
                            1997           1996           1997         1996
                           -------       --------       --------     --------
Net income . . . . . . . . $ 5,905       $ 2,265        $13,838      $ 7,440

Accretion of redeemable
  preferred stock. . . . .    (25)          (24)            (51)         (51)

Redeemable preferred
  stock dividends. . . . .    (59)          (59)           (119)        (119)
                           ------        ------          ------       ------

Adjusted income
  applicable to common
  and common equivalent
  shares . . . . . . . .  $ 5,821        $ 2,182        $13,668      $ 7,270
                          =======        =======        =======      =======

Primary:
  Weighted average number of common shares
     outstanding . . . .   18,452        18,243          18,432       18,232
  Common stock equivalents:
    Stock purchase options. . 456           278             430          226
                           ------       -------         -------      -------
  Weighted average number of shares
     outstanding . . . . . .
                           18,908        18,521          18,862       18,458
                           ======        ======          ======       ======
  Earnings per common and common
     equivalent share. . .$   .31        $  .12          $  .72       $  .39
                          =======        ======          ======       ======
Fully diluted:
  Weighted average number of common shares
     outstanding . . . . . 18,452        18,243          18,432       18,232

  Common stock equivalents:
   Stock purchase options. . 603            288             603          280
                          ------         ------          ------       ------
  Weighted average number of shares
    outstanding. . . . . .19,055         18,531          19,035       18,512
                          ======         ======          ======       ======
  Earnings per common and common
    equivalent share . . .$  .31         $  .12          $  .72       $  .39
                          ======         ======          ======       ======



     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on historical earnings per share.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations


Second Quarter 1997 Compared to Second Quarter 1996
---------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                Three Months Ended
                                       June 27, 1997         June 28, 1996
                                       -------------         -------------
    Revenue. . . . . . . . . . . . .         100.0%              100.0%
                                             -----               -----
    Costs and  expenses:
      Cost of sales. . . . . . . . .          46.9                49.8
      Selling, general and administrative     14.6                14.7
      Depreciation and amortization            7.5                 8.7
      Interest expense . . . . . . .            .9                 1.2
      (Gain) loss on property transactions
      Other operating expenses                18.3                20.1
                                           -------             -------
                                              88.2                94.5
                                           -------             -------
    Income before income taxes                11.8                 5.5
    Income tax expense . . . . . . .           4.8                 2.3
                                           -------             -------
    Net income . . . . . . . . . . .           7.0%                3.2%
                                           =======              ======

    Revenues
    --------

     Revenues increased to $84.0 million in the second quarter of 1997 from $69.8 million in the second quarter of 1996 primarily due to an increase of 12.3% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the second quarters of both 1997 and 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.5% between the periods.


     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 88.2% in the second quarter of 1997 from 94.5% in the second quarter of 1996.

     Cost of sales decreased as a percentage of revenues to 46.9% in the second quarter of 1997 from 49.8% in the comparable period of 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.5% in the second quarter of 1997 from 17.7% in the second quarter of 1996 primarily due to an increase in menu prices and lower cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 27.5% during the second quarter of 1997 from 29.2% in the second quarter of 1996 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues declined slightly to 14.6% in the second quarter of 1997 from 14.7% in the second quarter of 1996.


     Depreciation and amortization expenses as a percentage of revenues declined to 7.5% in the second quarter of 1997 from 8.7% in the second quarter of 1996 primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $540,000 in the second quarter of 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

     Interest expense decreased to approximately $727,000 in the second quarter of 1997 from approximately $862,000 in the second quarter of 1996 due primarily to a decrease in outstanding debt since the second quarter of 1996.

      Other operating expenses decreased as a percentage of revenues to 18.3% in the second quarter of 1997 from 20.1% in the second quarter of 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


    Net Income
    ----------

     The Company had net income of $5.9 million in the second quarter of 1997 compared to $2.3 million in the second quarter of 1996 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.31 per share in the second quarter of 1997 compared to $.12 per share in the second quarter of 1996.


First Six Months of 1997 Compared to First Six Months of 1996
-------------------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the first six months is shown below.

                                                     Six Months Ended
                                          -----------------------------------
                                          June 27, 1997         June 28, 1996
                                          -------------         -------------
    Revenue. . . . . . . . . . . . .           100.0%                100.0%
                                              ------                ------
    Costs and  expenses:
      Cost of sales. . . . . . . . .            46.5                  48.7
      Selling, general and administrative       14.8                  14.6
      Depreciation and amortization              7.2                   8.1
      Interest expense . . . . . . .              .8                   1.2
      (Gain) loss on property transactions                              .1
      Other operating expenses                  17.5                  18.9
                                              ------                ------
                                                86.8                  91.6
                                              ------                ------
    Income before income taxes                  13.2                   8.4
    Income tax expense . . . . . . .             5.3                   3.5
                                              ------                ------
    Net income . . . . . . . . . . .             7.9%                  4.9%
                                              ======                ======


    Revenues
    --------

     Revenues increased to $175.6 million in the first six months of 1997 from $148.3 million in the first six months of 1996 primarily due to an increase of 11.1% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 1997 and 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.8% between the periods.

    Costs and Expenses
    ------------------

     Costs and expenses as a percentage of revenues decreased to 86.8% in the first six months of 1997 from 91.6% in the first six months of 1996.

     Cost of sales decreased as a percentage of revenues to 46.5% in the first six months of 1997 from 48.7% in the comparable period of 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.5% in the first six months of 1997 from 17.4% in the first six months of 1996 primarily due to an increase in menu prices and lower cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 27.1% during the first six months of 1997 from 28.5% in the first six months of 1996 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues increased slightly to 14.8% in the first six months of 1997 from 14.6% in the comparable period of 1996 primarily due to start-up costs related to the outsourcing and evaluation of a toll-free birthday reservation system, management development expenses and stock offering costs incurred in the first six months of 1997.

     Depreciation and amortization expenses as a percentage of revenues declined to 7.2% in the first six months of 1997 from 8.1% in the first six months of 1996 primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $1.1 million in the first six months of 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

     Interest expense decreased to $1.4 million the first six months of 1997 from $1.8 million in the first six months of 1996 due primarily to a decrease in outstanding debt since the second quarter of 1996.

      Other operating expenses decreased as a percentage of revenues to 17.5% in the first six months of 1997 from 18.9% in the first six months of 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


    Net Income
    ----------

     The Company had net income of $13.8 million in the first six months of 1997 compared to $7.4 million in the first six months of 1996 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.72 per share in the first six months of 1997 compared to $.39 per share in the first six months of 1996.



Financial Condition, Liquidity and Capital Resources


     Cash provided by operations increased to $36.3 million in the first six months of 1997 from $26.2 million in the comparable period of 1996. Cash outflows from investing and financing activities for the first six months of 1997 were $21.3 million and $5.7 million, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    The Company remodeled 19 restaurants in the first six months of 1997 and 126, 87 and 10 restaurants in 1996, 1995 and 1994, respectively under a repositioning program. The Company anticipates completing its repositioning program by remodeling its remaining three restaurants in the third quarter of 1997.
Expenditures relating to the repositioning program have been financed primarily by cash flow from operations and borrowings under the Company's line of credit.

    The Company plans to open approximately five new stores in 1997 and 15 new stores in 1998. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store and will vary depending upon many factors including the size of the store and whether the store is an inline or freestanding building. In addition to such new store openings,the Company plans to expand 10 to 15 existing stores in 1997 by an average of 1,000 to 4,000 square feet per store. The Company also anticipates completing Phase II remodels to as many as 100 stores in 1997 at an average cost of approximately $160,000 per store. A Phase II remodel generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. In the first six months of 1997, the Company opened one new restaurant, expanded two restaurants and completed Phase II remodels in 34 restaurants. The Company currently estimates that capital expenditures in 1997, including expenditures for the remodeling of existing stores, new store openings, existing store expansions and equipment investments, will be approximately $40 to $50 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     The Company's total credit facility of $43 million consists of $28 million in term notes and a $15 million line of credit. Term notes totaling $18 million with annual interest of 10.02% mature in 2001 and term notes totaling $10 million with annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the Company's option, LIBOR plus 2%to 3%. Currently, any borrowings under this line of credit would be at prime rate or LIBOR plus 2%. As of June 27, 1997, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     The Company believes it will realize substantial benefit from utilization of approximately $25 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $8 million of which $5.8 million expires from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ended December 27, 1996 was approximately $66 million. Based on current results of repositioned restaurants, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997. However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 26, 1997, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Louis P. Neeb to serve the Company as director. The votes included 16,141,721 shares in favor and 983,219 shares against. Richard M. Frank, Michael H. Magusiak, and Cynthia Pharr's terms of office as directors of the Company continued after the meeting.

    The shareholders did not approve amendments to the 1988 Nonstatutory Employee Stock Option Plan. The votes included 5,995,425 shares in favor, 7,024,729 shares against,279,089 shares abstained and 3,825,697 shares were no votes.


Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

    a)  Exhibits

     None.

    b)   Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SHOWBIZ PIZZA TIME, INC.



Dated: August 1, 1997          By:    /s/ Larry Page
                            --------------------------
                            Larry G. Page
                            Executive Vice President
                            and Chief Financial Officer