Form 10-Q
period 1997-09-26
SHOWBIZ PIZZA TIME INC
filed 1997-11-10
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1997

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

    At September 26, 1997, an aggregate of 18,674,105 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.










               PART  I  -  FINANCIAL  INFORMATION



  Item 1.  Financial  Statements


          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:







                                                                 Page
Consolidated balance sheets as of
   September 26, 1997 (unaudited)
   and December 27, 1996 . . . . . . . . . . . . . . . . . . .      2

Unaudited consolidated statements
   of earnings for the three months
   ended September 26, 1997 and September 27, 1996 . . . . . .      3

Unaudited consolidated statements of earnings
   for the nine months ended September 26, 1997
   and September 27, 1996  . . . . . . . . . . . . . . . . . . .    4

Unaudited consolidated statement of shareholders'
   equity for the nine months ended
   September 26, 1997  . . . . . . . . . . . . . . . . . . . . .    5

Unaudited consolidated statements of cash flows
   for the nine months ended September 26, 1997
   and September 27, 1996  . . . . . . . . . . . . . . . . . . .    6

Notes to unaudited consolidated financial statements . . . . . .    7














                      SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
               SEPTEMBER 26, 1997 AND DECEMBER 27, 1996
                    (Thousands, except share data)


                                ASSETS

                                          September 26,       December 27,
                                              1997                1996
                                           ------------       ------------
                                                 (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . .  $ 21,098            $ 3,402

 Accounts receivable, including receivables
   from related parties of $510 and
   $675, respectively. . . . . . . . . . . .     3,901              3,543

 Current portion of notes receivable, including
    receivables from related parties of $201
    and $221, respectively . . . . . . . . . .     252                457

 Inventories . . . . . . . . . . . . . . . . .   4,189              3,368

 Prepaid expenses. . . . . . . . . . . . . . .   3,738              3,185

 Current portion of deferred tax asset . . . .  15,816             13,633
                                                ------             ------

  Total current assets . . . . . . . . . . . .  48,994             27,588
                                                ------             ------

Investments in related parties . . . . . . . .   1,016              1,315
                                                ------             ------

Property and equipment . . . . . . . . . . . . 174,458            163,998
                                               -------            -------

Deferred tax asset . . . . . . . . . . . . . .                     12,296
                                                                  -------
Other assets:

 Notes receivable, less current portion,
   including receivables from
   related parties of $2,160 and $2,323,
   respectively  . . . . . . . . . . . . . . .   2,210              7,257

 Other . . . . . . . . . . . . . . . . . . . .   4,349              4,126
                                               -------            -------
                                                 6,559             11,383
                                               -------            -------
                                              $231,027           $216,580
                                              ========           ========


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

 Current portion of long-term debt. . . . . . .$ 3,374            $ 1,785

 Accounts payable and accrued liabilities. . .  32,484             31,738
                                               -------            -------

    Total current liabilities. . . . . . . . .  35,858             33,523
                                               -------            -------

Long-term debt, less current portion . . . . .  24,672             34,668
                                                ------             ------

Deferred credits . . . . . . . . . . . . . . .   4,057              3,795
                                                ------             ------

Other liabilities. . . . . . . . . . . . . . .   1,010              1,010
                                                 -----             ------

Redeemable preferred stock, $60 par value,
   redeemable for $2,974 in 2005 . . . . . . .   2,185              2,108
                                                 -----              -----

Shareholders' equity:
 Common stock, $.10 par value;
   authorized 50,000,000 shares; 21,863,281
   and 21,519,075 shares issued, respectively . .2,186              2,152

 Capital in excess of par value. . . . . . . . 158,068            153,795

 Retained earnings . . . . . . . . . . . . . .  37,296             17,613

 Deferred compensation . . . . . . . . . . . .  (2,256)            (1,821)

 Less treasury shares of 3,189,176 and
    3,109,176, respectively, at cost . . . . . (32,049)           (30,263)
                                               -------            -------

                                               163,245            141,476
                                               -------            -------
                                              $231,027           $216,580
                                              ========           ========

           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)



                                                 Three Months Ended
                                         Sept. 26, 1997      Sept. 27,1996
                                         --------------      -------------

Food and beverage revenues . . . . . . . .    $ 56,649            $ 50,863
Games and merchandise revenues . . . . . .      27,732              22,607
Franchise fees and royalties . . . . . . .         811                 977
Interest income, including related party
   income of $49 and $57,respectively. . .         294                 296
Joint venture income . . . . . . . . . . .         116                  34
                                               -------              ------
                                                85,602              74,777
                                               -------              ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .  39,803              36,130
 Selling, general and administrative expenses,
  including related party
  expenses of $31 in 1996. . . . . . . . . . .  12,896              11,299
 Depreciation and amortization . . . . . . . .   6,412               6,327
 Interest expense. . . . . . . . . . . . . .       731                 882
 (Gain) loss on property transactions. . . .       (45)                 81
 Other operating expenses. . . . . . . . . . .  15,664              14,065
                                              --------             -------
                                                75,461              68,784
                                               -------             -------


Income before income taxes . . . . . . . . . .  10,141              5,993
                                               -------             ------

Income taxes:
 Current expense . . . . . . . . . . . . . . .     781                977
 Deferred expense. . . . . . . . . . . . . . .   3,259              1,479
                                                ------              -----
                                                 4,040              2,456
                                                ------             ------

Net income . . . . . . . . . . . . . . . . . . $ 6,101            $ 3,537
                                               =======            =======

Earnings per common and common equivalent share:

 Primary:

 Net income  . . . . . . . . . . . . . . . . .   $  .32            $  .19
                                                 ======            ======
 Weighted average shares outstanding . . . . .   19,016            18,556
                                                 ======            ======

 Fully diluted:

Net income  . . . . . . . . . . . . . . . . . . $   .32            $  .19
                                                =======            ======

 Weighted average shares outstanding . . . . . . 19,016            18,589
                                                 ======            ======



             See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)



                                                Nine Months Ended
                                         Sept. 26, 1997    Sept. 29 1996
                                         --------------    -------------
Food and beverage revenues . . . . . . .   $ 175,688           $ 152,984

Games and merchandise revenues . . . . .      81,819              66,158

Franchise fees and royalties . . . . . .       2,509               2,945

Interest income, including related party income
   of $156 and $183, respectively. . . . .       818                 843

Joint venture income . . . . . . . . . . . .     393                 147
                                              ------             -------
                                             261,227             223,077
                                             -------             -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .   121,385             108,290

 Selling, general and administrative
   expenses, including related party
  expenses of $31 and $94, respectively. . .  38,938              32,982

Depreciation and amortization. . . . . . . .  19,056              18,306

  Interest expense . . . . . . . . . . . . .   2,148               2,635

 (Gain) loss on property transactions. . . .    (113)                193

  Other operating expenses . . . . . . . . .  46,415              42,067
                                             -------             -------
                                             227,829             204,473
                                             -------            --------

Income before income taxes . . . . . . . . .  33,398              18,604
                                             -------             -------


Income taxes:

  Current expense. . . . . . . . . . . . . .   3,340               2,403

  Deferred expense . . . . . . . . . . . . .  10,119               5,224
                                              ------              ------

                                              13,459               7,627
                                              ------              ------

Net income . . . . . . . . . . . . . . . . .$ 19,939            $ 10,977
                                            ========            ========


Earnings per common and common equivalent share:

 Primary:
 Net income  . . . . . . . . . . . . . . . . $  1.04              $  .58
                                             =======              ======


 Weighted average shares outstanding . . . .  18,885              18,494
                                             =======              ======


 Fully diluted:
 Net income  . . . . . . . . . . . . . . . . $  1.04             $   .58
                                             =======             =======


 Weighted average shares outstanding . . . .  18,926              18,565
                                              ======              ======



             See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)
                 (Thousands, except per share data)




            Common         Capital in              Deferred      Treasury
            Stock          Excess of     Retained  Compen-        Stock
      Shares   Par Value   Par Value     Earnings   sation     Shares   Cost
      ------   ---------   ---------    ----------  -------    ------   ----
Balances, December 27, 1996. . . .
     21,519    $ 2,152      $153,795    $ 17,613   $(1,821)    3,109  $(30,263)

  Net income . . . . . . . . .            19,939

  Redeemable preferred
   stock accretion . . . . . .               (77)

  Redeemable preferred stock dividends,
    $3.60 per share. . . . . .              (179)

  Stock options exercised. . .
      236          24          2,397

  Stock grant plan . . . . .
      105          10          1,801               (1,801)

  Acquisition of treasury stock . .                              80     (1,786)

  Tax benefit from the exercise of stock
    options and stock grants . . .
                                   6

  Stock issued under 401(k) plan . . . .
        3                         59

  Stock split costs. . . . . .
                                  10

  Amortization of deferred compensation . . . . .
                                                    1,366
    -----      -----         ------    -------     ------      -----     -----

Balances, September 26, 1997 .
   21,863     $2,186       $158,068    $37,296    $(2,256)     3,189  $(32,049)





                 See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Thousands)




                                                    Nine Months Ended
                                            Sept. 26, 1997    Sept. 27, 1996
                                            --------------    --------------

Operating activities:

 Net income  . . . . . . . . . . . . . . . .    $ 19,939            $10,977

 Adjustments to reconcile net
  income to cash provided by operations:

  Depreciation and amortization. . . . . . .      19,056             18,306

  Deferred tax expense . . . . . . . . . . .      10,119              5,224

  (Gain) loss on property transactions . . .        (113)               193

  Compensation expense under stock
    grant plan . . . . . . . . . . . . . . . .     1,366              1,366

  Other. . . . . . . . . . . . . . . . . . . .       261                270


  Net change in receivables, inventory,
    prepaids, payables and accrued liabilities. .   (986)             3,947
                                                   ------            ------

   Cash provided by operations . . . . . . . . . . 49,642            40,283
                                                   ------            ------

Investing activities:

  Purchases of property and equipment. . . . . .  (29,146)          (38,650)

  Additions to notes receivable. . . . . . . . .   (1,622)           (1,868)

  Payments received on notes receivable. . . . .    6,874             1,867

  (Increase) decrease in investments, deferred
   charges and other assets. . . . . . . . . . .     (370)               48
                                                   ------            ------

  Cash used in investing activities. . . . . . .  (24,264)          (38,603)
                                                   ------            ------

Financing activities:

  Payments on debt and line of credit. . . . . .   (8,234)           (6,700)

  Proceeds from debt and line of credit. . . . .                      3,600

  Reduction of capital lease obligations . . . .      (64)              (68)

  Exercise of stock options  . . . . . . . . . .    2,421               206

  Redeemable preferred stock dividends . . . . .     (179)             (178)

  Treasury stock acquired. . . . . . . . . . . .   (1,786)

  Reduction of minority interest . . . . . . . .                       (364)

  Other. . . . . . . . . . . . . . . . . . . . .      160                33
                                                   ------            ------

    Cash used in financing activities . . . . . .  (7,682)           (3,471)
                                                   ------            ------

Increase in cash and cash equivalents  . . . . .   17,696            (1,791)

Cash and cash equivalents,
   beginning of period . . . . . . . . . . . . .    3,402             5,589
                                                  -------            ------

Cash and cash equivalents, end of period . . . . $ 21,098           $ 3,798
                                                  =======           =======





            See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996
                            (Unaudited)



1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended September 26, 1997 and September 27, 1996 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1996. Results of operations for the periods ended September 26, 1997 and September 27, 1996 are not necessarily indicative of the results for the year.


2.    Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):



                            Three Months Ended           Nine Months Ended
                         Sept. 26,       Sept. 27,     Sept. 26,     Sept. 27,
                           1997            1996           1997         1996
                         --------        ---------     ---------     ---------

Net income . . . . . . .  $ 6,101         $ 3,537       $ 19,939      $ 10,977

Accretion of redeemable
   preferred stock . . . .    (26)           (26)            (77)          (77)

Redeemable preferred
   stock dividends . . . . .  (60)           (59)           (179)         (178)

Adjusted income applicable to common and
  common equivalent shares. .
                          $ 6,015        $ 3,452        $ 19,683       $10,722

Primary:

  Weighted average number of common shares
     outstanding . . .     18,539        18,229           18,468        18,226

  Common stock equivalents:

  Stock purchase options. . . 477           327              417           268

  Weighted average number of shares
     outstanding . . . . . 19,016        18,556           18,885        18,494

  Earnings per common and common
     equivalent share. . .  $ .32         $ .19           $ 1.04         $ .58


Fully diluted:

  Weighted average number of common shares
     outstanding . . . .    18,539       18,229           18,468        18,226

  Common stock equivalents:
     Stock purchase options.  477           360              458           339

  Weighted average number of shares
      outstanding. . . .   19,016        18,589           18,926        18,565

  Earnings per common and common
      equivalent share . . $  .32        $  .19           $ 1.04        $  .58





     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption of the provisions of the statement will have a material impact on historical earnings per share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Third Quarter 1997 Compared to Third Quarter 1996
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the three months is shown below.


                                                  Three Months Ended
                                         Sept. 26, 1997        Sept. 27, 1996
                                         --------------        --------------

    Revenue. . . . . . . . . . . . .            100.0%             100.0%
                                                -----              -----
    Costs and  expenses:
      Cost of sales. . . . . . . . .             46.5               48.3
      Selling, general and administrative        15.1               15.1
      Depreciation and amortization               7.5                8.5
      Interest expense . . . . . . .               .9                1.2
      (Gain) loss on property transactions        (.1)                .1
      Other operating expenses                   18.3               18.8
                                               ------             ------
                                                 88.2               92.0
                                               ------             ------
    Income before income taxes                   11.8                8.0
    Income tax expense . . . . . . .              4.7                3.3
                                               ------             ------
    Net income . . . . . . . . . . .              7.1%               4.7%
                                               ======             ======




    Revenues
     -------

     Revenues increased to $85.6 million in the third quarter of 1997 from $74.8 million in the third quarter of 1996 primarily due to an increase of 6.7% in comparable store sales of the Company's
Chuck E. Cheese's restaurants which were open during all of the third quarters of both 1997 and 1996. Since August 1996, the Company purchased 20 restaurants from franchisees and opened one new restaurant. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.2% between the periods.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 88.2% in the third quarter of 1997 from 92.0% in the third quarter of 1996.

     Cost of sales decreased as a percentage of revenues to 46.5% in the third quarter of 1997 from 48.3% in the comparable period of 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.6% in the third quarter of 1997 from 17.9% in the third quarter of 1996 primarily due to an increase in menu prices and lower cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 27.3% during the third quarter of 1997 from 28.0% in the third quarter of 1996 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues remained constant at 15.1% in both the third quarter of 1997 and third quarter of 1996. Start-up costs related to the outsourcing and evaluation of a toll-free birthday reservation system were largely offset by a reduction in overhead costs as a percentage of revenues.

     Depreciation and amortization expenses as a percentage of revenues declined to 7.5% in the third quarter of 1997 from 8.5% in the third quarter of 1996 primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $540,000 in the third quarter of 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

     Interest expense decreased to approximately $731,000 in the third quarter of 1997 from approximately $882,000 in the third quarter of 1996 due primarily to a decrease in outstanding debt since the third quarter of 1996.

      Other operating expenses decreased as a percentage of revenues to 18.3% in the third quarter of 1997 from 18.8% in the third quarter of 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs such as rent, property taxes and insurance are fixed.


    Net Income
    ----------

     The Company had net income of $6.1 million in the third quarter of 1997 compared to $3.5 million in the third quarter of 1996 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $.32 per share in the third quarter of 1997 compared to $.19 per share in the third quarter of 1996.


First Nine Months of 1997 Compared to First Nine Months of 1996
----------------------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the first nine months is shown below.



                                                     Nine Months Ended
                                           Sept. 26, 1997      Sept. 27, 1996
                                           --------------      --------------
    Revenue. . . . . . . . . . . . .             100.0%             100.0%
                                                 -----              -----
    Costs and  expenses:
      Cost of sales. . . . . . . . .              46.4               48.5
      Selling, general and administrative . .     14.9               14.8
      Depreciation and amortization . . .          7.3                8.2
      Interest expense . . . . . . .                .8                1.2

      (Gain) loss on property transactions                             .1

      Other operating expenses . . . .            17.8               18.9
                                               -------            -------
                                                  87.2               91.7
                                               -------            -------
    Income before income taxes  . . . . .         12.8                8.3
    Income tax expense . . . . . . .               5.2                3.4
                                               -------            -------
    Net income . . . . . . . . . . .               7.6%               4.9%
                                               =======            =======



    Revenues
    --------

     Revenues increased to $261.2 million in the first nine months of 1997 from $223.1 million in the first nine months of 1996 primarily due to an increase of 9.6% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first nine months of both 1997 and 1996. Since August 1996, the Company purchased 20 restaurants from franchisees and opened one new restaurant. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased approximately 2.6% between the periods.


     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 87.2% in the first nine months of 1997 from 91.7% in the first nine months of 1996.

     Cost of sales decreased as a percentage of revenues to 46.4% in the first nine months of 1997 from 48.5% in the comparable period of 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.5% in the first nine months of 1997 from 17.6% in the first nine months of 1996 primarily due to an increase in menu prices and lower cost of cheese between the two periods. Restaurant labor expenses as a percentage of restaurant sales decreased to 27.2% during the first nine months of 1997 from 28.3% in the first nine months of 1996 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues increased slightly to 14.9% in the first nine months of 1997 from 14.8% in the comparable period of 1996 primarily due to start-up costs related to the outsourcing and evaluation of a toll-free birthday reservation system, management development expenses and stock offering costs incurred in the first nine months of 1997.

     Depreciation and amortization expenses as a percentage of revenues declined to 7.3% in the first nine months of 1997 from 8.2% in the first nine months of 1996 primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $1.6 million in the first nine months of 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

     Interest expense decreased to $2.1 million for the first nine months of 1997 from $2.6 million in the first nine months of 1996 due primarily to a decrease in outstanding debt since the third quarter of 1996.

      Other operating expenses decreased as a percentage of revenues to 17.8% in the first nine months of 1997 from 18.9% in the first nine months of 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs such as rent, property taxes and insurance are fixed.


    Net Income
    ----------

     The Company had net income of $19.9 million in the first nine months of 1997 compared to $11.0 million in the first nine months of 1996 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share was $1.04 per share in the first nine months of 1997 compared to $.58 per share in the first nine months of 1996.



Financial Condition, Liquidity and Capital Resources


     Cash provided by operations increased to $49.6 million in the first nine months of 1997 from $40.3 million in the comparable period of 1996. Cash outflows from investing and financing activities for the first nine months of 1997 were $24.3 million and $7.7 million, respectively. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    The Company has announced that it plans to repurchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. As of November 7, 1997, the Company has purchased shares of its common stock in the open market for an aggregate purchase price of approximately $11.7 million. The funds required for the stock repurchase plan are being provided primarily from the Company's current cash balances and operating cash flow.

    The Company remodeled 20 restaurants in the first nine months of 1997 and 126, 87 and 10 restaurants in 1996, 1995 and 1994, respectively under a repositioning program. The Company has completed its repositioning program by remodeling its remaining two restaurants in the fourth quarter of 1997.

     In the first nine months of 1997, the Company opened one new store, acquired one store from a franchisee and acquired one store previously managed by the Company. During the remainder of 1997 and 1998, the Company plans to add an additional 15 to 20 stores including new stores and acquisitions of existing stores from franchisees or joint venture partners. The Company currently anticipates its cost of opening new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or free standing building. In the first nine months of 1997, the Company expanded seven existing stores and plans to expand an additional 10 to 15 stores by the end of 1998. These expansions typically increase the customer area by an average of 1,000 to 4,000 square feet per store. The Company also anticipates completing Phase II remodels to as many as 100 stores in 1997 and approximately 100 stores in 1998 at an average cost of approximately $160,000 per store. A Phase II remodel generally includes a new game package,enhanced prize and merchandise offerings and improved product presentation and service. In the first nine months of 1997, the Company completed Phase II remodels in 43 stores. The Company currently estimates that capital expenditures in 1997, including expenditures for the remodeling of existing stores, new store openings, existing store expansions and equipment investments, will be approximately $40 to $45 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     The Company's total credit facility of $42.2 million consists of $27.2 million in term notes and a $15 million line of credit. Term notes totaling $18 million with annual interest of 10.02% mature in 2001 and term notes totaling $9.2 million with annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the Company's option, LIBOR plus 2%to 3%. Currently, any borrowings under this line of credit would be at prime rate or LIBOR plus 2%. As of September 28, 1997, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     The Company believes it will realize substantial benefit from utilization of approximately $14 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002.
Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $8.4 million of which $5.8 million expires from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations does not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ended December 27, 1996 was approximately $66 million. Based on current results of repositioned restaurants, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.
However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     On September 25, 1997, at the Company's special meeting of shareholders, the Company's shareholders approved the adoption of the 1997 Non-Statutory Stock Option Plan ("Option Plan"). The Option Plan provides for the granting of nonqualified stock options to key employees of the Company and its subsidiaries. The votes cast with respect to the proposal to adopt the Option Plan were as follows:

        For         Against          Abstain         No Vote
     16,193,702     666,569          137,501            0



Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

    a)   Exhibits

       Number           Description
       -----            -----------


     10(c) Stock Purchase Agreement, dated July 1, 1997, between Casa Ole' Restaurants, Inc., Monterey's
                 Acquisition Corp. and the Shareholders of Monterey's Acquisition Corp.

     b)   Reports on Form 8-K

    No reports on Form 8-K were filed in the third quarter of 1997.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          SHOWBIZ PIZZA TIME, INC.



Dated: November 10, 1997             By:   /s/ Larry G. Page
                                     -----------------------
                                     Larry G. Page
                                     Executive Vice President
                                     and Chief Financial Officer

Exhibit
Number           Description
-------          -----------


10(c)       Stock Purchase Agreement, dated July 1, 1997, between
            Casa Ole' Restaurants, Inc., Monterey's Acquisition Corp. and the Shareholders of Monterey's Acquisition Corp.