Form 10-K
period 1998-01-02
SHOWBIZ PIZZA TIME INC
filed 1998-04-02
CIK 813920

FORM 10-K

(Mark One)

    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1998.

    - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                      Commission File Number 0-15782

                         SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)

               Kansas                           48-0905805
               (State or jurisdiction of        (I.R.S. Employer
               incorporation or organization)   Identification
                                                No.)

    4441 West Airport Freeway
    P.O. Box 152077
    Irving, Texas                                75015
    Address of principal executive offices)     (Zip Code)


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   -

    At March 13, 1998, an aggregate of 18,221,235 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 13, 1998) held by non-affiliates of the registrant was $ 412,456,474.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1997 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                           P A R T    I


Item 1.   Business

General

  ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

  The Company operated, as of March 13, 1998,  252 Chuck E.
Cheese's Pizza ("Chuck E. Cheese's") restaurants. In addition, as of March 13, 1998, franchisees of the Company operated 61 Chuck E. Cheese's restaurants.


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

  The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):


                                  1997         1996          1995
                                  ----         ----          ----
Average annual revenues
  per restaurant (1)            $1,437,000   $1,286,000    $1,178,000

Number of restaurants open at end
  of period                            246          240           222

Percent of total restaurant revenues:
  Food and beverage sales             68.2%        70.1%         70.2%
  Game sales                          28.6%        26.6%         26.6%
  Merchandise sales                    3.2%         3.3%          3.2%

-------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (225, 213 and 190 restaurants in 1997, 1996 and 1995, respectively). Fiscal year 1997 consisted of 53 weeks while each of fiscal years 1996 and 1995 consisted of 52 weeks.

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

  To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. Between March 1994 and September 1997, all Company operated restaurants were remodeled under this program. In 1997, the Company initiated a Phase II upgrade program that generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. The Company completed Phase II upgrades in 107 restaurants in 1997 and plans to upgrade an additional 100 to 120 restaurants in 1998.

  The Company expanded the customer areas of three, seven and seven existing stores in 1995, 1996 and 1997, respectively. The Company plans to expand the customer areas of another 12 to 15 restaurants in 1998. The customer area is typically increased by an average of 1,000 to 4,000 square feet per store.

  The Company opened two new Chuck E. Cheese's restaurants in 1997 and one new restaurant in 1995. The Company anticipates adding approximately 18 to 22 new restaurants in 1998 through a combination of new restaurants and the acquisition of existing restaurants. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

  The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show
(and other in-store entertainment) in its restaurants to be an important competitive advantage.


Restaurant Design and Entertainment

  Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 8,000 to 14,000 square feet in area. Chuck E. Cheese's restaurants are typically divided into three areas: a kitchen and related area (cashier and prize area, salad bar, manager's office, technician's office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and an playroom area occupies approximately 40% of the space.

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

Marketing

  The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The Company conducts advertising campaigns targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese's restaurants and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck
E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers.


Franchising

  The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 13, 1998, 61 Chuck E. Cheese's restaurants were operated by a total of 39 different franchisees, as compared to 69 of such restaurants at March 14, 1997. In September 1996, the Company purchased all of the 19 Chuck E. Cheese's restaurants owned by its largest franchisee. The Company sold five franchises in 1997. Opportunities for further international franchise development are being reviewed by the Company.

  The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1998.

  The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales;
(ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 1.4% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. In 1998, the Advertising Fund will increase assessments from 1.4% of gross sales to 2.15% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 2.0% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.


Competition

  The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant / entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

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

Monterey's Tex-Mex Cafe  Restaurants

  The Company, through its wholly owned subsidiary BHC Acquisition Corporation ("BAC"), operated 27 Monterey's Tex-Mex Cafe restaurants which were sold in May 1994.


Trademarks

  The Company owns various trademarks, including "Chuck E. Cheese" and "ShowBiz" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.


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


Employees

  The Company's employment varies seasonally, with the greatest number being employed during the summer months. On March 13, 1998, the Company employed approximately 13,600 employees, including 13,400 in the operation of Chuck E. Cheese's restaurants and 200 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

  The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of March
13, 1998.

                                                      Chuck E.
               State                                  Cheese's
               ------                                 --------

               Alabama                                     5
               Arkansas                                    4
               California                                 48
               Colorado                                    4
               Connecticut                                 5
               Delaware                                    1
               Florida                                    15
               Georgia                                     7
               Idaho                                       1
               Illinois                                   16
               Indiana                                     7
               Iowa                                        4
               Kansas                                      3
               Kentucky                                    1
               Louisiana                                   4
               Maryland                                   10
               Massachusetts                              10
               Michigan                                   11
               Missouri                                    7
               Nevada                                      1
               Nebraska                                    2
               New Hampshire                               2
               New Jersey                                  9
               New York                                    5
               North Carolina                              3
               Ohio                                       12
               Oklahoma                                    3
               Pennsylvania                                9
               South Carolina                              3
               Tennessee                                   5
               Texas                                      26
               Virginia                                    6
               Wisconsin                                   3
                                                        ----
                                                         252
                                                        ====

  Of the 252 Chuck E. Cheese's restaurants owned by the Company as of March 13, 1998, 233 occupy leased premises and 19 occupy owned premises. The leases of these restaurants will expire at various times from 1998 to 2009, as described in the table below.

     Year of                Number of          Range of Renewal
    Expiration             Restaurants           Options (Years)
    ----------             -----------          --------------

      1998                       27                None to 10
      1999                       17                None to 15
      2000                       22                None to 15
      2001                       37                None to 15
      2002 and thereafter       130                None to 15

  The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $25.00 per square foot, subject to periodic adjustment. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


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

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                         P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

  As of March 13, 1998, there were an aggregate of 18,221,235 shares of the Company's Common Stock outstanding and approximately 2,967 stockholders of record.

  The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:

                                  High       Low
                                  ----       ----
          1997
          - 1st  quarter         $ 25      $  16 1/2
          - 2nd quarter            27 3/8     17 1/4
          - 3rd quarter            26 3/4     20 1/2
          - 4th quarter            24 15/16   17 3/8


          1996
          - 1st  quarter        $ 12 13/16   $  8
          - 2nd quarter            17 5/8       12 1/2
          - 3rd quarter            19 1/4       12
          - 4th quarter            20           14



  The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of January 2, 1998 in the amount of $1.20 per share will be paid on April 5, 1998.

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

Item 6.  Selected Financial Data.


                              1997       1996      1995      1994     1993
                             ------     ------    ------    ------   ------
(Thousands, except per
 share and store  data)
 Operating results (1):


Revenues . . . . . . . . . . $350,267   $293,990  $263,783  $268,515  272,344
Costs and expenses . . . . .  307,558    271,769   263,408   265,402  254,097
                             --------   --------   -------  --------  -------

Income before income taxes . . 42,709     22,221       375     3,113   18,247

Income taxes:
  Current expense. . . . . . .  3,417      2,855       701       869    1,751
  Deferred expense (benefit) . 13,795      6,145      (389)    1,568    4,605
                               ------     ------     -----    ------    -----
                               17,212      9,000       312     2,437    6,356
                               ------     ------     -----    ------    -----
Net income . . . . . . . . . $ 25,497   $ 13,221    $   63    $  676 $ 11,891
                              =======    =======     =====    ======  =======
Per Share (2):

  Basic:
   Net income (loss) . . . . . $ 1.37      $ .71     $(.02)    $ .02   $  .60
   Weighted average shares
     outstanding . . . . . . . 18,402     18,206    18,098    18,115   19,225

  Diluted:
    Net income (loss) . . . .  $ 1.34     $  .70    $ (.02)   $  .02   $  .57
    Weighted average shares
      outstanding . . . . . .  18,817     18,477    18,098    18,191   20,196

Cash flow data:
    Cash provided by
       operations . . . . . . $69,478    $48,362   $27,810  $ 30,819 $ 44,905
    Cash used in investing
       activities. . . . . .  (43,805)   (51,868)  (30,548)  (22,576) (45,909)
    Cash provided by (used in)
       financing activities . (21,800)     1,319     5,946   (10,373)   2,053

Balance sheet data:
   Total assets. . . . . .   $226,368   $216,580  $199,010  $188,308 $193,649
   Long-term obligations
     (including current
     portion and redeemable
     preferred stock) . . . .  30,713     39,571    39,244    33,223   29,816
   Shareholders' equity. . . .155,938    141,476   126,487   125,515  136,647

Number of restaurants at year end:
   Chuck E. Cheese's:
     Company operated. . . . .    249        244       226       226      215
     Franchise . . . . . . . .     63         70        93       106      110
                                 ----       ----      ----      ----     ----
                                  312        314       319       332      325

   Monterey's Tex-Mex Cafe's . . .                                         27
                                 ----       ----       ----     ----     ----
                                  312        314        319      332      352
                                 ====       ====       ====     ====     ====


----------------------

(1) Fiscal year 1997 was 53 weeks in length while all other fiscal years presented were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

(3)  During 1997, the Company adopted Statement of Financial
Accounting Standards No. 128 "Earnings Per Share" and restated the earnings per share data of prior years.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.


Results of Operations


1997 Compared to 1996
---------------------

 Revenues increased 19.1% to $350.3 million in 1997 from $294.0 million in 1996 primarily due to an increase of 10.7% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 1997 and 1996 ("comparable store sales"). In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Fiscal years 1997 and 1996 consisted of 53 and 52 weeks, respectively.

 Income before income taxes increased to $42.7 million in 1997 from $22.2 million in 1996. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $25.5 million in 1997 from $13.2 million in 1996. The Company's diluted earnings per share increased to $1.34 per share in 1997 compared to $.70 per share in 1996.

 A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                         1997         1996         1995
                                        -----         ----         ----
Revenues . . . . . . . . . . . . . .    100.0%       100.0%       100.0%
                                        -----        -----        -----
Costs and  expenses:
 Cost of sales . . . . . . . . . . .     46.8%        48.7%        51.8%
 Selling, general and administrative .   15.1%        14.8%        17.0%
 Depreciation and amortization . . . .    7.3%         8.5%         8.8%
 Interest expense. . . . . . . . . . .     .8%         1.2%         1.2%
 (Gain) loss on property transactions. .                .1%          .1%
 Other operating expenses. . . . . . . . 17.8%        19.1%        21.0%
                                        -----        -----        -----
                                         87.8%        92.4%        99.9%
                                        -----        -----        -----
Income before income taxes . . . . . .   12.2%         7.6%          .1%
                                        =====         =====       =====

 Revenues
 --------

 Revenues increased to $350.3 million in 1997 from $294.0 million in 1996. Comparable store sales of Chuck E. Cheese's restaurants increased by 10.7% in 1997. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Average annual sales per restaurant increased to approximately $1,437,000 in 1997 from approximately $1,286,000 in 1996. Fiscal years 1997
and 1996 consisted of 53 and 52 weeks, respectively.   Management
believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned restaurants. Menu prices increased 2.4% between the two years.

 Revenues from franchise fees and royalties were $3.2 million in 1997, a decrease of 12.2% from 1996, primarily due to the Company's purchase of 19 franchise restaurants in September 1996. Comparable
franchise store sales increased 9.1% in 1997.   During 1997, one
new franchise restaurant opened, six franchise restaurants closed and two franchise restaurants were purchased by the Company.

 Costs and Expenses
  ------------------

 Costs and expenses as a percentage of revenues decreased to 87.8% in 1997 from 92.4% in 1996.

 Cost of sales as a percentage of revenues decreased to 46.8% in 1997 from 48.7% in 1996. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.5% in 1997 from 17.4% in 1996 primarily due to a 2.4% increase in menu prices and lower cheese costs in 1997. Restaurant labor expenses as a percentage of restaurant sales declined to 27.5% in 1997 from 28.7% in 1996 primarily due to labor efficiencies achieved at higher sales volumes.

 Selling, general and administrative expenses as a percentage of revenues increased to 15.1% in 1997 from 14.8% in 1996 primarily due to start-up costs related to the outsourcing and evaluation of a toll-free birthday reservation system, management development expenses and stock offering costs incurred in 1997 for a secondary offering by the Company's largest shareholder.

 Depreciation and amortization expense as a percentage of revenues decreased to 7.3% in 1997 from 8.5% in 1996 primarily due to the increase in comparable store sales, a change effected in the first quarter of 1997 in the estimated useful lives of certain fixed assets and the acquisition of restaurants in 1996 with lower depreciation expense than existing restaurants. Depreciation expense was reduced approximately $2.2 million in 1997 due to the change in the estimated useful lives of certain fixed assets based on a review of historical asset utilization.

 Interest expense decreased to $2.9 million in 1997 from $3.5 million in 1996 primarily due to a decrease in the Company's outstanding debt between the two periods.

 Other operating expenses decreased as a percentage of revenues to 17.8% in 1997 from 19.1% in 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs such as rent, property taxes and insurance are fixed.


 Net Income
 ----------

 The Company had net income of $25.5 million in 1997 compared to $13.2 million in 1996 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.34 per share in 1997 compared $.70 per share in 1996.


1996 Compared to 1995
---------------------


 Revenues increased 11.5% to $294.0 million in 1996 from $263.8 million in 1995 primarily due to an increase of 9.8% in comparable stores sales. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996.

 Income before income taxes increased to $22.2 million in 1996 from $375,000 in 1995. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $13.2 million in 1996 from $63,000 in 1995. The Company's diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.

 Revenues
 --------

 Revenues increased to $294.0 million in 1996 from $263.8 million in 1995. Comparable store sales increased by 9.8% in 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Average annual sales per restaurant increased to approximately $1,286,000 in 1996 from approximately
$1,178,000 in 1995.   Management believes that several factors
contributed to the comparable store sales increase with the primary factor being sales increases at repositioned restaurants. Menu prices increased 3.2% between the two years.

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

 Cost of sales as a percentage of revenues decreased to 48.7% in 1996 from 51.8% in 1995. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 17.4% in 1996 from 17.9% in 1995 primarily due to a 3.2% increase in menu prices. Restaurant labor expenses as a percentage of restaurant sales declined to 28.7% in 1996 from 30.9% in 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

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


 Net Income
 ----------

 The Company had net income of $13.2 million in 1996 compared to $63,000 in 1995 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.


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

Financial  Condition, Liquidity and Capital Resources


 Cash provided by operations increased to $69.5 million in 1997 from $48.4 million in 1996. Cash outflow from investing activities for 1997 was $43.8 million. Cash outflow from financing activities in 1997 was $21.8 million. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

 In 1997, the Company announced that it plans to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. As of March 13, 1998, the Company has purchased 718,500 shares of its common stock in the open market for an aggregate purchase price of approximately $15.2 million. The funds required for the stock purchase plan are provided primarily from the Company's current cash balances and operating cash flow.

 The Company  completed its repositioning program by remodeling
22 restaurants in 1997. In 1996, 1995 and 1994, 126, 87 and 10 restaurants were remodeled, respectively.

 In 1997, the Company opened two new stores, acquired three stores from franchisees and acquired one store previously managed by the Company. During 1998, the Company plans to add an additional 18 to 22 stores including new stores and acquisitions of existing stores from franchisees or joint venture partners. The Company currently anticipates its cost of opening new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or free-standing building. In 1997, the Company expanded seven existing stores and plans to expand an additional 12 to 15 stores by the end of 1998. These expansions typically increase the customer area by an average of 1,000 to 4,000 square feet per store. The Company completed 107 Phase II upgrades in 1997 and plans to upgrade an additional 100 to 120 stores in 1998 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. The Company currently estimates that capital expenditures in 1998, including expenditures for remodeling existing stores, new store openings, existing store expansions and equipment investments, will be approximately $55 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

 The Company's total credit facility of $41.3 million at January
2, 1998 consists of $26.3 million in term notes and a $15 million line of credit which expires in June 1998. Term notes totaling $18 million with annual interest of 10.02% mature in 2001. Term notes totaling $8.3 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the Company's option, LIBOR plus 2% to 3%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 2%. As of March 13, 1998, there were no borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The Company plans to extend the maturity of its current line of credit or enter into a new agreement prior to the expiration date of the current agreement.

 In 1998, the Company will purchase computer software which will
be Year 2000 compliant   The Year 2000 issue is the result of
computer programs being written using two digits rather than four to define the applicable year. Current systems may be unable to accurately process certain date-based information. The cost of the new software will be recorded as an asset and amortized over its estimated useful life. Other maintenance or modification costs will be expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations or cash flows. The Company expects its Year 2000 date conversion project to be completed in 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate Year 2000 issues. There can be no guarantee that such issues will be resolved and could result in financial risk to the Company.

 The Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1998 through 2010. The Company currently projects future taxable income levels sufficient to realize its tax credit carryforwards prior to their expiration. However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

Item 8.  Financial Statements and Supplementary Data




                     SHOWBIZ PIZZA TIME, INC.
          YEARS ENDED JANUARY 2, 1998, DECEMBER 27, 1996
                     AND DECEMBER 29, 1995

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

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of January 2, 1998 and December 27, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of January 2, 1998 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP
Dallas, Texas
February 27, 1998

                   SHOWBIZ  PIZZA  TIME,  INC.
                  CONSOLIDATED  BALANCE  SHEETS
              JANUARY 2, 1998 AND DECEMBER 27, 1996
                  (Thousands, except share data)

                              ASSETS
                                             January 2,          December 27,
                                               1998                  1996
                                             ----------          -----------
Current assets:
  Cash and cash equivalents . . . . . . . . .    $ 7,275            $ 3,402
  Accounts receivable, including receivables
    from related parties of $240 and $675,
    respectively . . . . . . . . . . .             2,996              3,543
  Current portion of notes receivable,
    including receivables from
    related parties of $199 and $221,
    respectively . . . . . . . . . . . . .          259                 457
  Inventories . . . . . . . . . . . . . . .       3,975               3,368
  Prepaid expenses. . . . . . . . . . . . .       3,550               3,185
  Current portion of deferred tax asset . .       7,237              13,633
                                                -------             -------

     Total current assets . . . . . . . . . .    25,292              27,588
                                                -------             -------

Investments in related parties . . . . . . . .      668               1,315
                                                -------             -------

Property and equipment, net. . . . . . . . . .  187,433             163,998
                                               --------             -------

Deferred tax asset . . . . . . . . . . . . . .    5,988              12,296
                                               --------             -------

Other assets:
  Notes receivable, less current portion,
    including receivables from related parties
    of $2,516 and $2,323, respectively . . . .    2,579               7,257
  Other . . . . . . . . . . . . . . . . . . . .   4,408               4,126
                                                -------             -------
                                                  6,987              11,383
                                                -------            --------
                                              $ 226,368           $ 216,580
                                               ========            ========


             LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . .$  3,376             $  1,785
 Accounts payable and accrued liabilities. . .  35,665               31,738
                                               -------              -------

    Total current liabilities. . . . . . . . .  39,041               33,523
                                               -------              -------

Long-term debt, less current portion . . . . .  23,826               34,668
                                               -------              -------

Deferred credits . . . . . . . . . . . . . . .   4,052                3,795
                                               -------              -------

Other liabilities. . . . . . . . . . . . . . .   1,300                1,010
                                               -------              -------

Commitments and contingencies

Redeemable preferred stock, $60 par value,
   redeemable for $2,974 in 2005  . . . . . . .   2,211                2,108
                                                -------              -------
Shareholders' equity:
   Common stock, $.10 par value; authorized
     50,000,000 shares; 21,912,277 and 21,519,075
     shares issued, respectively  . . . . . . .   2,191                2,152
   Capital in excess of par value. . . . . . .  158,696              153,795
   Retained earnings . . . . . . . . . . . . .   42,768               17,613
   Deferred compensation . . . . . . . . . . . . (2,280)              (1,821)
   Less treasury shares of 3,827,676 and 3,109,176,
     respectively, at cost . . . . . . .        (45,437)             (30,263)
                                               --------              -------
                                                155,938              141,476
                                               --------             --------
                                              $ 226,368            $ 216,580
                                               ========             ========


         See notes to consolidated financial statements.

                         SHOWBIZ PIZZA TIME, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                       YEARS ENDED JANUARY 2, 1998,
                 DECEMBER 27, 1996 AND DECEMBER 29, 1995
                    (Thousands, except per share data)


                                             1997         1996         1995
                                           --------     -------      --------
Food and beverage revenues . . . . . . . . $ 235,898    $202,624     $182,376
Games and merchandise revenues . . . . . .   109,518      86,444       76,969
Franchise fees and royalties . . . . . . .     3,227       3,675        3,464
Interest income, including related party
  income of $244, $246 and
  $222, respectively. . . . . . . . . . . .    1,095       1,051          872
Joint venture income . . . . . . . . . . . .     529         196          102
                                             -------     -------      -------
                                             350,267     293,990      263,783
                                             -------     -------      -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . 163,713     143,381      136,700
 Selling, general and administrative
   expenses, including related
  party expenses of $31, $125 and $125,
   respectively. . . . . . . . . . . . . . .  53,037      43,534       44,794
 Depreciation and amortization. . . . . . .   25,524      25,057       23,184
 Interest expense. . . . . . . . . . . . . .   2,866       3,476        3,118
(Gain) loss on property transactions. . . . .   (104)        263          136
 Other operating expenses. . . . . . . . . .  62,522      56,058       55,476
                                             -------     -------      -------
                                             307,558     271,769      263,408
                                             -------     -------      -------
Income before income taxes . . . . . . . . .  42,709      22,221          375

Income taxes:
  Current expense. . . . . . . . . . . . . .   3,417       2,855          701
  Deferred (benefit) expense . . . . . . . .  13,795       6,145         (389)
                                             -------      ------       ------
                                              17,212       9,000          312
                                             -------     -------       ------
Net income. . . .. . . . . . . . . . . . . .$ 25,497    $ 13,221       $   63
                                             =======     =======       ======

Net income (loss) applicable to
   common shares (Note 11) . . . . . . . . .$ 25,155    $ 12,880       $ (279)
                                             =======     =======       ======
Earnings per share:
 Basic:
  Net income (loss). . . . . . . . . . . . .  $ 1.37      $  .71       $ (.02)
                                              ======      =====        ======
  Weighted average shares outstanding. . . .  18,402      18,206       18,098
                                              ======      ======       ======
 Diluted:
  Net income (loss). . . . . . . . . . . . .  $ 1.34      $  .70       $ (.02)
                                              ======      ======       ======
  Weighted average shares outstanding. . . .  18,817      18,477       18,098
                                              ======      ======       ======


             See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 2, 1998,
              DECEMBER 27, 1996 AND DECEMBER 29, 1995
                (Thousands, except per share data)



     Common           Capital in                  Deferred       Treasury
      Stock           Excess of      Retained      Compen-         Stock
 Shares   Par Value   Par Value      Earnings      sation     Shares   Cost
--------  ---------  ----------     ----------    --------   -------  ------
Balances, December 30, 1994. . . . .
   21,506   $ 2,151   $ 155,815      $ 5,012      $ (7,200)    3,109  $(30,263)

 Net income. . . . . . . . . . . . .
                                          63
 Redeemable preferred stock accretion   (104)
 Redeemable preferred stock dividends,
  $4.80 per share. . . . . . . . . .    (238)
 Stock options exercised . . . . . .
      19         2           88
 Stock grant shares forfeited. . . .
     (90)       (9)      (1,734)                    1,737
 Tax benefit from exercise of stock options
  and stock grants . . . . . . . . .
                           (654)
 Amortization of deferred compensation . . .        1,821
  ------     ------      ------         -----      ------      ------  -------

Balances, December 29, 1995. . . . .
  21,435     2,144      153,515         4,733      (3,642)      3,109  (30,263)

 Net income. . . . . . . . . . . . .   13,221
 Redeemable preferred stock accretion. . (103)
 Redeemable preferred stock dividends,
  $4.80 per share. . . . . . . . . .     (238)
 Stock options exercised . . . . . .
     77         7           930
 Tax benefit from exercise of stock options
  and stock grants . . . . (655)
 Amortization of deferred compensation               1,821
 Stock issued under 401(k) plan. . .
      8         1            51
 Stock split costs . . . . . . . . .
                            (30)
 Cancellation of fractional shares . .
     (1)                    (16)
 ------     -----       -------       -------      -------      -----  -------
Balances, December 27, 1996  . . . .
  21,519    2,152       153,795        17,613       (1,821)      3,109 (30,263)

 Net income. . . . . . . . . . . . .   25,497
 Redeemable preferred stock accretion. . . . .
                                         (104)
 Redeemable preferred stock dividends,
  $4.80 per share. . . . . . . . . .     (238)
 Stock options exercised . . . . . .
     262      26         2,566
 Stock grant plan . . . . . . . . . .
     128      13         2,280                      (2,280)
 Tax benefit from exercise of stock options
  and stock grants . . . . (14)
 Treasury stock acquired. . . . . .                               719  (15,174)
 Amortization of deferred compensation               1,821
 Stock issued under 401(k) plan. . .
       3                    59
 Stock split costs. . . . . 10
  ------  ------      -------         ------       -------     ------  -------
Balances, January 2, 1998 . . . .
  21,912 $ 2,191      $158,696       $ 42,768      $(2,280)     3,828 $(45,437)
 ======= =======      ========       ========      =======      ===== ========

               See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 2, 1998,
              DECEMBER 27, 1996 AND DECEMBER 29, 1995
                            (Thousands)



                                                   1997        1996       1995
                                                   ----        -----      ----
Operating activities:
 Net income . . . . . . . . . . . . . . . . . .   $25,497     $13,221    $  63
 Adjustments to reconcile net income
   to cash provided by operations:
  Depreciation and amortization . . . . . . . .    25,524      25,057   23,184
  Deferred income tax expense (benefit) . . . .    13,795       6,145     (389)
  (Gain) loss on property transactions. . . . .      (104)        263      136
  Compensation expense under stock grant plan .     1,821       1,821    1,821
  Other . . . . . . . . . . . . . . . . . . . .       257         352      418
  Net change in receivables, inventories, prepaids,
   payables and accrued liabilities . . . . . .     2,688       1,503    2,577
                                                    -----       -----    -----
     Cash provided by operations . . . . . . . .   69,478      48,362   27,810
                                                   ------      ------   ------

Investing activities:
 Purchases of property and equipment. . . . . .   (48,451)    (51,719) (28,277)
 Proceeds from disposition of property
    and equipment . . . . . . . . . . . . . . .                             20
 Payments received on notes receivable. . . . .     7,376       3,534    2,503
 Additions to notes receivable . . . . . . . . .   (2,500)     (3,568)  (3,047)
  Change in investments and other assets . . . .     (230)       (115)  (1,747)
                                                    ------     ------    ------
     Cash used in investing activities. . . . . . (43,805)    (51,868) (30,548)


Financing activities:
 Proceeds from debt and line of credit. . . . .                 7,600   38,895
 Payments on debt and line of credit. . . . . .    (9,142)     (6,995) (33,054)
 Redeemable preferred stock dividends . . . . .      (238)       (238)    (238)
 Acquisition of treasury stock. . . . . . . . .   (15,174)
 Exercise of stock options. . . . . . . . . . .     2,592         937       90
 Other. . . . . . . . . . . . . . . . . . . . .       162          15      253
                                                   ------      ------   ------
 Cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . .   (21,800)      1,319    5,946
                                                   ------      ------   ------
Increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .     3,873      (2,187)   3,208

Cash and cash equivalents, beginning
    of year. . . . . . . . . . . . . . . . . . .    3,402       5,589    2,381
                                                   ------      ------   ------
Cash and cash equivalents, end of year . . . . .  $ 7,275     $ 3,402  $ 5,589
                                                   ======      ======   ======







         See notes to consolidated financial statements.

                     SHOWBIZ PIZZA TIME, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995


1.  Summary  of  significant  accounting  policies:

  Operations:

    ShowBiz Pizza Time, Inc. (the "Company") operates and franchises family restaurant entertainment centers as Chuck E.
  Cheese's restaurants.

  Fiscal year:

    The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1997, 1996 and 1995 are for the fiscal years ended January 2, 1998, December 27, 1996 and December 29, 1995, respectively. Fiscal year 1997 was 53 weeks in length, while 1996 and 1995 were each 52 weeks in length.

  Basis of consolidation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  Property and equipment, depreciation and amortization:

    Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method. During the first quarter of 1997, the Company changed its estimate of the useful lives of certain fixed assets. As a result of this change, income before income taxes increased approximately $2.2 million, net income increased approximately $1.3 million and basic and diluted earnings per share increased approximately $.07 in 1997.

    Deferred charges and related amortization:

    Deferred charges are amortized over various periods of up to 16 years. All amortization is provided by the straight-line method, which approximates the interest method.

  Franchise fees and royalties:

    The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

                     SHOWBIZ PIZZA TIME, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



1.  Summary  of  significant  accounting  policies (continued):


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

  Earnings Per Share

    The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" effective for years ending after December 15, 1997.
  SFAS 128 replaced the presentation of primary and fully diluted earnings per common share with basic and diluted earnings per common share (Note 11). The Company has restated the earnings per share data of prior years to reflect this adoption.

  Accounting for stock-based compensation:

    Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" became effective for years beginning after December 15, 1995. As permitted by SFAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and has adopted only the disclosure requirements of SFAS 123 beginning in fiscal 1996. Accordingly, no compensation costs have been recognized in connection with the Company's stock option plans (Note 18).

2.  Significant transactions:


    In September 1996, the Company purchased from its largest franchisee 19 restaurants plus the 49% minority interest of one restaurant previously operated as a joint venture by the Company and seller. In addition to the cash purchase price of $2.6 million, the Company reimbursed the seller for remodeling costs for three restaurants which had been recently remodeled. The Company assumed no liabilities under the asset purchase.
  Results of operations for the assets purchased are included in the Company's results from the date of this acquisition.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



3.  Accounts receivable:

                                                      1997       1996
                                                      ----       -----
                                                        (thousands)
   Trade . . . . . . . . . . . . . . . . . . . . . .$ 1,112     $  538
   Other . . . . . . . . . . . . . . . . . . . . . .  1,908      3,025
                                                     ------     ------
                                                      3,020      3,563
   Less allowance for doubtful collection. . . . . .    (24)       (20)
                                                     ------     ------
                                                    $ 2,996    $ 3,543
                                                     ======     ======


4.  Notes receivable:

     The Company's notes receivable at January 2, 1998 and December 27, 1996 arose principally as a result of the sale of restaurants, lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 17), and advances to franchisees, joint ventures and managed properties. All obligors under the notes receivable are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $59,000 and $174,000 at January 2, 1998 and December 27, 1996,
    respectively.


5.  Property  and  equipment:

                                     Estimated
                                        Lives           1997      1996
                                     (in years)          (thousands)
                                    ----------          ---------------
  Land and improvements. . . . . . .   0 - 20         $  7,515   $  5,208
  Leasehold improvements . . . . . .   4 - 20          150,565    135,201
  Buildings and improvements . . . .   4 - 25           10,348      9,161
  Furniture, fixtures and equipment.   2 - 15          140,612    120,688
  Property leased under capital
    leases (Note 7). . . . . . . . .  10 - 15            1,271      1,328
                                                       -------     ------
                                                       310,311    271,586
  Less accumulated depreciation and
    amortization                                      (124,640)  (108,345)
                                                       -------    -------
                                                       185,671    163,241
    Construction in progress . . . . . . . .             1,762        757
                                                      --------   --------
                                                     $ 187,433  $ 163,998
                                                      ========   ========

6.   Accounts  payable  and  accrued  liabilities:

                                                        1997         1996
                                                      --------     -------
                                                             (thousands)
  Accounts payable. . . . . . . . . . . . . . . . .   $ 13,162    $ 13,240
  Salaries and wages. . . . . . . . . . . . . . . .      6,591       4,292
  Insurance . . . . . . . . . . . . . . . . . . . .      8,532       8,714
  Taxes, other than income. . . . . . . . . . . . .      4,096       3,037
  Other . . . . . . . . . . . . . . . . . . . . . .      3,284       2,455
                                                       -------     -------
                                                      $ 35,665     $31,738
                                                       =======     =======


                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



7.   Leases:

       The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 7 to 30 years with various renewal options.

        Following is a summary of property leased under capital leases:

                                                     1997             1996
                                                     -----            -----
                                                           (thousands)
   Buildings and improvements . . . . . . . . . .   $ 1,271           $1,328
   Less accumulated depreciation. . . . . . . . .    (1,031)            (982)
                                                      -----             ----
                                                      $ 240            $ 346
                                                       ====             ====


      Scheduled annual maturities of the obligations for capital and operating leases as of January 2, 1998, are as follows:


    Years                                             Capital      Operating
    -----                                             -------      ---------
                                                            (thousands)
    1998. . . . . . . . . . . . . . . . . . . . . . .  $184          $26,141
    1999. . . . . . . . . . . . . . . . . . . . . . .   184           24,521
    2000. . . . . . . . . . . . . . . . . . . . . . .   184           22,905
    2001. . . . . . . . . . . . . . . . . . . . . . .   214           20,373
    2002. . . . . . . . . . . . . . . . . . . . . . .   214           17,980
    2003-2009 (aggregate payments). . . . . . . . . .   627           26,084
                                                       ----           ------

    Minimum future lease payments . . . . . . . . . . 1,607         $138,004
                                                                     =======

   Less amounts representing interest. . . . . . . .  (737)
                                                     -----
   Present value of future minimum lease payments. .   870

   Less current portion. . . . . . . . . . . . . . .   (43)
                                                     -----
                                                     $ 827
                                                     =====


    Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

  The Company's rent expense is comprised of the following:


                                              1997       1996      1995
                                              -----      -----     ----
                                                       (thousands)
  Minimum . . . . . . . . . . . . . . . . .  $32,694   $30,484   $28,730
  Contingent. . . . . . . . . . . . . . . .      276       195       146
                                             -------   -------   -------
                                             $32,970   $30,679   $28,876
                                             =======   =======   =======

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995


8.   Long-term debt:

                                                         1997       1996
                                                          ----       ----
                                                          (thousands)
     Term loans, 10.02%, due June 2001 . . . . . . . . $ 18,000    $ 18,000
     Term loans, LIBOR plus 3.5%, due June 2000. . . .    8,332      10,000
     Revolving bank loan, prime plus 0% to .5% or
        LIBOR plus 2% to 3%,
        due June 1998  . . . . . . . . . . . . . . . .                7,400
      Obligations under capital leases (Note 7). . . .      870       1,053
                                                         ------      ------
                                                         27,202      36,453
     Less current portion. . . . . . . . . . . . . . .   (3,376)     (1,785)
                                                         ------      ------
                                                       $ 23,826    $ 34,668
                                                        =======     =======


     In August 1996, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $15 million expiring in June 1998. In September 1996, the Company prepaid $5 million in term notes. As of January 2, 1998, the Company's credit facility totals $41.3 million, which consists of $26.3 million in term notes and the $15 million line of credit. Interest under the line of credit is dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (8.5% at January 2, 1998) plus 0% or, at LIBOR (5.9% at January 2, 1998) plus 2%. At January 2, 1998, there was no outstanding balance under the line of credit. A 3/8% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

     As of January 2, 1998, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):


                        Years                         Amount
                        -----                         ------
                         1998. . . . . . . . . . .   $ 3,333
                         1999. . . . . . . . . . .     9,332
                         2000. . . . . . . . . . .     7,667
                         2001. . . . . . . . . . .     6,000
                                                     -------
                                                     $26,332



9.   Litigation:

        From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


10.  Redeemable preferred stock:

        As of January 2, 1998, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of January 2, 1998, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                     SHOWBIZ PIZZA TIME, INC.
     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



11.  Earnings per common share:

        Earnings per common share ("EPS") are computed in accordance with SFAS 128. Under SFAS 128, basic and diluted EPS replaces primary and fully diluted EPS. Basic EPS is calculated by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares. Net income available per common share has been adjusted for the items indicated.

        Earnings per common and common equivalent share (adjusted for a three-for-two stock split effected May 22, 1996) were computed as follows (thousands, except per share data):


                                           1997         1996         1995
                                          ------       ------       ------
     Net income. . . . . . . . . . . . . $ 25,497     $ 13,221     $     63
     Accretion of redeemable preferred
      stock. . . . . . . . . . . . . . .     (104)        (103)        (104)
     Redeemable preferred stock
      dividends. . . . . . . . . . . . .     (238)        (238)        (238)
                                          -------      -------       ------
     Net income (loss) applicable to
      common shares. . . . . . . . . . . $ 25,155     $ 12,880       $ (279)
                                          =======      =======        =====
     Basic:
       Weighted average common shares
         outstanding . . . . . . . . . .   18,402       18,206       18,098
                                          =======      =======      =======
       Earnings (loss) per common shares . $ 1.37      $   .71      $  (.02)
                                          =======      =======      =======
     Diluted:
       Weighted average common shares
          outstanding. . . . . . . . . .  18,402       18,206       18,098
       Potential common shares for stock
          options and stock grants . . .     415          271
                                          ------       ------       ------
       Weighted average shares
          outstanding. . . . . . . . . . .18,817       18,477       18,098
                                          ======       ======       ======
      Earnings (loss) per common and
       potential common shares. . . . . . $ 1.34      $   .70      $  (.02)
                                          ======      =======      =======




12.  Franchise fees and royalties:

        At January 2, 1998, 63 Chuck E. Cheese's restaurants were operated by a total of 40 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

       Initial franchise fees included in revenues were $172,000, $274,000, and $98,000 in 1997, 1996 and 1995, respectively.


13. Cost of sales:


                                             1997       1996        1995
                                             ----       ----        ----
                                                    (thousands)
  Food, beverage and related
    supplies . . . . . . . . . . . . . . . $ 50,355    $ 45,681     $ 43,412
  Games and merchandise. . . . . . . . . .   18,339      14,816       13,285
  Labor. . . . . . . . . . . . . . . . . .   95,019      82,884       80,003
                                            -------     -------      -------
                                           $163,713    $143,381     $136,700
                                            =======     =======      =======


                     SHOWBIZ PIZZA TIME, INC.
     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



14. Income taxes:

    The significant components of income tax expense are as follows:


                                            1997           1996          1995
                                           ------         ------        ------
                                                        (thousands)
  Current expense . . . . . . . . . . . . .$ 3,417       $ 2,855       $   701
  Deferred expense:
  Utilization of operating
    loss carryforwards . . . . . . . . . .  16,693         8,664         1,138
  Net tax benefits from exercise
    of stockoptions and stock grants . . .     (14)         (655)         (654)
  Tax credits . . . . . . . .                               (475)         (127)
  Other (primarily temporary
    differences) . . . . . . . . . . . . .  (2,884)        (1,389)        (746)
                                           -------         ------        -----
                                          $ 17,212        $ 9,000       $  312
                                           =======         ======        =====

        At January 2, 1998, the Company has recorded a deferred tax asset of approximately $13.2 million reflecting $6.6 million in tax credit carryforwards and tax effected net taxable deductions of $6.6 million. The temporary timing differences primarily relate to depreciation differences. Realization of tax credits and tax deductions is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, the Company believes it is more likely than not that the deferred tax asset will be realized.

     As of January 2, 1998, the Company has investment tax credit and jobs tax credit carryforwards totaling $4,154,000 and $548,000, respectively, and alternative minimum tax credits of $1,893,000.


     A schedule of expiring tax credits by fiscal year are as follows:



     Years                                                 Tax Credits
     -----                                                  -----------
                                                            (Thousands)
     1998. . . . . . . . . . . . . . . . . . . . . . . .       $ 4,007
     1999. . . . . . . . . . . . . . . . . . . . . . . .           395
     2000. . . . . . . . . . . . . . . . . . . . . . . .           149
     2001. . . . . . . . . . . . . . . . . . . . . . . .            19
     2002. . . . . . . . . . . . . . . . . . . . . . . .             0
     2003 - 2010 . . . . . . . . . . . . . . . . . . . .           132
                                                               -------
                                                               $ 4,702
                                                               =======


      The Company's alternative minimum tax credits have no expiration date.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



14.    Income taxes (continued):


     A reconciliation of the statutory rate to taxes provided is as follows:


                                             1997          1996        1995
                                            -----         -----        -----
                                                       (thousands)
     Statutory rate. . . . . . . . . . . . . 35.0%         35.0%       34.0%
     State income taxes. . . . . . . . . . .  8.1%          9.0%      106.1%
     Tax credits earned. . . . . . . . . . .               (2.1%)     (33.9%)
     Other . . . . . . . . . . . . . . . . . (2.8%)        (1.4%)     (23.0%)
                                            ------         -----      ------
     Income taxes provided . . . . . . . . . 40.3%         40.5%       83.2%
                                            ======         =====      ======


15. Fair value of financial instruments:

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


16. Supplemental cash flow information:


                                             1997         1996          1995
                                             ----         ----          ----
                                                          (thousands)
   Cash paid during the year for:
      Interest. . . . . . . . . . .          $2,961        $ 3,429     $ 3,055
      Income taxes . . . . . . . .            2,753          2,222         801

      Supplemental schedule of noncash
        investing and financing activities:

      Notes and accounts receivable canceled
        in connection with the
        acquisition of property and
        equipment. . . . . . . . . . . .                                   483




                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



17. Related party transactions:

     The Hallwood Group, Incorporated ("Hallwood") was the beneficial owner of approximately 2.6 million shares or 14.2% of the outstanding common stock of the Company prior to a secondary public offering in March 1997 in which Hallwood and certain of its affiliates sold all shares held. The directors of Hallwood had served as a majority of the directors of the Company, but resigned after the public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. However, the Company paid $305,000 in expenses for the offering.

     The Company made payments to Hallwood of $31,000 in 1997 and $125,000 in 1996 and 1995 for consulting services. The consulting agreement terminated upon the closing of the public offering. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company had assigned to Hallwood its sublease interest in the home office building with a fair value of approximately $120,000 per year.

     The Company has advanced amounts to joint ventures in which the Company has a 50% interest or less. At January 2, 1998, approximately $610,000 was outstanding under these notes. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from joint ventures of approximately $229,000 and $669,000 at January 2, 1998 and December 27, 1996, respectively. In January 1998, the Company acquired the interest of its joint venture partner for cash plus forgiveness of all receivables.

     The Company has granted three separate operating lines of credit to the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association"). In December 1997, the lines were renewed to provide the Association with available borrowings of $2.6 million at 10.5% interest and are due December 31, 1998. The Association develops entertainment attractions and produces system wide advertising. Five officers of the Association are also officers of the Company. At January 2, 1998, approximately $2,105,000 was outstanding under these lines of credit. The Company also had miscellaneous accounts receivable from the Association of $11,000 and $6,000 at January 2, 1998 and December 27, 1996, respectively.


18. Employee benefit plans:

     The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and
    d) a retirement and savings plan.

     In 1995, the Company increased the number of shares of the Company's common stock which may be issued under its employee stock option plan by 750,000 shares to an aggregate of 2,772,038 shares. Any shares granted under this plan must be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 925,000 shares may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



18.  Employee benefit plans (continued):

      In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed
   150,000 shares and the exercise price for options granted may not be less than the fair market value of the Company's common stock at the date of grant.

      At January 2, 1998, there were 898,283 shares available for grant. Stock option transactions are summarized as follows for all plans:



                                                       Weighted Average
                            Number of Shares         Exercise Price Per Share
                      --------------------------     -------------------------
                      1997       1996       1995       1997      1996     1995
                      ----       ----       ----       ----      ----     ----
Options outstanding,
   beginning of year. 1,010,511   848,942   759,953     $8.58     $9.08  $10.92
  Granted  . . . . .    944,715   276,734   391,860     17.87      8.39    6.08
  Exercised. . . . .   (261,445)  (77,495)  (19,239)     9.92     12.10    4.70
  Terminated . . . . . (107,483)  (37,670) (283,632)    11.36     11.01   10.17
                        -------   -------   -------
 Options outstanding,
   end of year . . . .1,586,298 1,010,511   848,942     13.70      8.58    9.08
                      ========= =========   =======



          All stock options are granted at fair market value of the common stock at the grant date. The estimated fair value of options granted during 1997 was $6.12 per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk free interest rate of 5.9%; no dividend yield; expected lives of four years; and expected volatility of 40%. Stock options expire five years from the grant date. Stock options vest over various periods ranging from one to four years. The number of stock option shares exercisable at January 2, 1998 was 565,289. These stock options have exercise prices ranging from $5.29 to $24.50 per share and have a weighted average exercise price of $ 7.96 per share. In January 1998, the Company granted 328,744 additional options at an exercise price of $21.81 per share.

         The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,718,637 shares. In 1997, 128,500 grants were awarded in connection with an employment agreement effective January 1998. No grants were awarded in 1996 or 1995. Compensation expense recognized by the Company pursuant to this plan was $1,821,000 per year in 1997, 1996 and 1995. All shares vest over periods ranging from 3 years to 6 years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods.

         As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993 and $2.3 million in 1997. In 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 90,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan in 1993. As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately $1.7 million. The deferred compensation is amortized over the compensated periods of service.

                     SHOWBIZ PIZZA TIME, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   YEARS ENDED JANUARY 2, 1998,
             DECEMBER 27, 1996 AND DECEMBER 29, 1995



18.  Employee benefit plans (continued):

         The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock -based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $23.1 million and $12.8 million in 1997 and 1996, respectively, and a net loss of $154,000 in 1995. Proforma earnings per share assuming dilution would have been $1.23 and $.67 per share in 1997 and 1996, respectively, and a loss of $.03 per share in 1995.

         The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. In 1997, the Company made contributions of approximately $59,000 and $37,000 in common stock for the 1996 and 1995 plan years, respectively. The Company plans to contribute $76,000 in common stock for the 1997 plan year.

20.  Quarterly results of operations (unaudited):

         The following summarizes the unaudited quarterly results of operations for the years ended January 2, 1998 and December 27, 1996 (thousands, except per share data).


                                   Fiscal year ended January 2, 1998
                                March 28     June 27      Sept. 26    Jan. 2
                                --------     -------      --------   --------
  Revenues. . . . . . . . . . . $ 91,594    $ 84,031      $ 85,602   $ 89,040
  Income before income taxes. .   13,333       9,924        10,141      9,311
  Net income. . . . . . . . . .    7,933       5,905         6,101      5,558

  Earnings Per Share:
    Basic  . . . . . .           $   .43    $    .32      $    .32    $   .30
    Diluted  . . . . . . . . .       .42         .31           .32        .30




                                 Fiscal year ended December 27, 1996
                                March 29     June 28       Sept. 27   Dec. 27
                                --------     -------       --------   -------
  Revenues. . . . . . . . . . . $ 78,452    $ 69,848       $ 74,777  $ 70,913
  Income before income taxes. .    8,771       3,840          5,993     3,617
  Net income  . . . . . . . . .    5,175       2,265          3,537     2,244

  Earnings Per Share:
    Basic  . . . . . . . . . .    $  .28       $ .12         $  .19     $ .12
    Diluted  . . . . . . . . .       .28         .12            .19       .12



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None


                        P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and incorporated herein by reference thereto.


Item 11.  Executive Compensation

    The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and incorporated herein by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13.  Executive Compensation

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



                          P A R T   I V


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The following documents are filed as a part of this report:

     (1)  Financial Statements and Supplementary Data:

        Independent auditors' report.
        ShowBiz Pizza Time, Inc. consolidated financial statements:
          Consolidated balance sheets as of January 2, 1998 and December 27, 1996.
          Consolidated statements of earnings for the years ended January 2, 1998, December 27, 1996, and December 29, 1995.
          Consolidated statements of shareholders' equity for the years ended January 2, 1998, December 27, 1996, and December 29, 1995.
          Consolidated statements of cash flows for the years ended January 2, 1998, December 27, 1996, and December 29, 1995.
          Notes to consolidated financial statements.

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

     10(a)(2)     Amendment No. 1 to the Amended and Restated
                       Employment Agreement dated July 19, 1996, between the Company and Richard M. Frank (filed as Exhibit 10(I) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

     10(a)(3)     Amendment No. 2 to the Amended and Restated
                       Employment Agreement dated March 3, 1997, between the Company and Richard M. Frank (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997, and incorporated herein by reference).

     10(b)     Stock Grant Trust Agreement dated January 29,
                    1992, among the Company, Richard M. Frank,
                    Ronald F. Saupe and Kevin J. Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

     10(c)(1)     Employment Agreement dated January 4, 1994,
                       between the Company and Michael H. Magusiak
                       (filed as Exhibit 10(b) to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     10(c)(2)     Amendment to the Employment Agreement dated
                       December 11, 1997, between the Company and
                       Michael H. Magusiak.

     10(d)     Note Purchase Agreement dated June 15, 1995,
                    between Allstate Life Insurance Company,
                    Connecticut Mutual Life Insurance Company, C M Life Insurance Company, MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, Modern Woodmen of America, and the Company (filed as Exhibit 10
                    (a)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(e)     10.02% Series A Senior Note Due 2001, in the
                    stated amount of $10,000,000.00, dated June
                    15, 1995, between Allstate Life Insurance
                    Company and the Company (filed as Exhibit 10
                    (b)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(f)(1)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(1) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(f)(2)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(2) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(f)(3)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between Connecticut Mutual Life
                       Insurance Company and the Company (filed as
                       Exhibit 10 (c)(3) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(g)(1)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(g)(2)     10.02% Series A Senior Note Due 2001, in the
                       stated amount of $1,000,000.00, dated June
                       15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(h)(1)     Floating Rate Series B Senior Note Due 2000,
                       in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company
                       (filed as Exhibit 10 (e)(1) to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(h)(2)     Floating Rate Series B Senior Note Due 2000,
                       in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company
                       (filed as Exhibit 10 (e)(2) to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(h)(3)     Floating Rate Series B Senior Note Due 2000,
                       in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company
                       (filed as Exhibit 10 (e)(3) to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(i)     Floating Rate Series B Senior Note Due 2000,
                    in the stated amount of $4,000,000.00, dated June 15, 1995, between MassMutual Corporate Value Partners Limited (I/N/O Webell & Co.) and the Company (filed as Exhibit 10 (f)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(j)     Floating Rate Series A Senior Note Due 2001,
                    in the stated amount of $3,000,000.00, dated June 15, 1995, between Modern Woodmen of America and the Company (filed as Exhibit 10
                    (g)(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(k)(1)     Loan Agreement in the stated amount of
                       $5,000,000.00, dated June 27, 1995, between
                       Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10(k)(2)     Revolving Credit Note in the stated amount of
                       $5,000,000, dated June 27, 1995, between Bank One, Texas, N.A. and the Company (filed as
                       Exhibit 10 (h)(2) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       June 30, 1995, and incorporated herein by reference).

     10(l)(1)     Modification and Extension Agreement (to the
                       Loan Agreement dated June 27, 1995) in the stated amount of $15,000,000.00, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

     10(l)(2)     Restated Revolving Credit Note in the stated
                       amount of $15,000,000, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

     10(m)(1)  Supplemental Agreement, dated as of September
                    29, 1997, relating to the Note Purchase
                    Agreements dated as of June 15, 1995, between Allstate Life Insurance Company, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Value Partners Limited, CM Life Insurance Company, Modern Woodmen of America and the Company.

     10(m)(2)  Supplemental Agreement, dated as of September
                    29, 1997, relating to the Note Purchase
                    Agreements dated as of June 15, 1995, between Bank One, Texas, N.A. and the Company.

     10(n)(1)     1988 Non-Statutory Stock Option Plan (filed
                       as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(n)(2)     Specimen form of Contract under the 1988 Non-Statutory
                       Stock Option Plan of the Company,
                       as amended to date (filed as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(o)(1)  1997 Non-Statutory Stock Option Plan (filed as
                    Exhibit 4.1 to Form S-8 (No. 333-41039), and incorporated herein by reference).

     10(o)(2)  Specimen form of Contract under the 1997 Non-Statutory
                    Stock Option Plan of the Company, as
                    amended to date.

     10(p)(1)  Stock Grant Plan of the Company, as amended to
                    date (filed as Exhibit 10(d)(1) to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     10(p)(2)  Specimen form of Certificate of Participation
                    to certain participants under the Stock Grant Plan of the Company (filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 29, 1989, and incorporated herein by reference).

     10(q)(1)  Non-Employee Directors Stock Option Plan
                    (filed as Exhibit B to the Company's Proxy
                    Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(q)(2)  Specimen form of Contract under the Non-Employee Directors
                    Stock Option Plan of the
                    Company, as amended to date (filed as Exhibit
                    10(s)(2) to the Company's Annual Report on
                    Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

     10(r)(1)     Specimen form of the Company's current
                       Franchise Agreement.

     10(r)(2)     Specimen form of the Company's current
                       Development Agreement.

     10(s)(1)     Rights Agreement, dated as on November 19,
                       1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     10(s)(2)     Form of Certificate of Designation of the
                       Preferred Shares under the Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit B to Exhibit 1 of the Company's
                       Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     10(s)(3)     Form of Right Certificate under the Rights
                       Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit C to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     10(t)(1)     National Advertising Fund Line of Credit, in
                       the stated amount of $800,000.00, dated
                       December 22, 1997, between International
                       Association of ShowBiz Pizza Time
                       Restaurants, Inc. and the Company.

     10(t)(2)     National Advertising Fund Promissory Note, in
                       the stated amount of $800,000.00, dated
                       December 22, 1997, between International
                       Association of ShowBiz Pizza Time
                       Restaurants, Inc. and the Company.

     10(u)(1)     National Media Fund Line of Credit, in the
                       stated amount of $1,800,000.00, dated
                       December 22, 1997, between International
                       Association of ShowBiz Pizza Time
                       Restaurants, Inc. and the Company.

     10(v)(2)     National Media Fund Promissory Note, in the
                       stated amount  of $1,800,000.00, dated
                       December 22, 1997, between International
                       Association of ShowBiz Pizza Time
                       Restaurants, Inc. and the Company.

     23        Independent Auditors Consent of  Deloitte &
                    Touche LLP

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1997.


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

     (d) Financial Statements excluded from the annual report to shareholders by Rule 14A - 3(b):

     No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a - 3(b).

                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   Dated:   March 31, 1998           SHOWBIZ PIZZA TIME, INC.



                                   By: /s/ Richard M. Frank
                                      -----------------------------
                                     Richard M. Frank
                                     Chairman of the Board and
                                     Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                   Date

 /s/ Richard M. Frank        Chairman of the Board,        March  31, 1998
---------------------
  Richard M. Frank           Chief Executive Officer,
                             and Director (Principal
                             Executive Officer)

 /s/ Michael H. Magusiak     President and Director          March 31, 1998
------------------------
  Michael H. Magusiak


 /s/ Larry G. Page           Executive Vice President,       March 31, 1998
-------------------
  Larry G. Page              Treasurer, (Principal Financial
                             Officer and Principal Accounting
                             Officer)


 /s/  Raymond E. Wooldridge  Director                         March 31, 1998
---------------------------
   Ray Wooldridge


 /s/ Tim T. Morris            Director                        March 31, 1998
---------------------------
  Tim T. Morris


 /s/   Walter Tyree           Director                        March 31, 1998
---------------------------
    Walter Tyree


 /s/ Louis P. Neeb            Director                        March 31, 1998
----------------------
  Louis P. Neeb


 /s/ Cynthia I. Pharr         Director                        March 31, 1998
----------------------
  Cynthia I. Pharr

                          EXHIBIT INDEX
                          -------------

Exhibit No.                  Description                          Page No.
----------                   -----------


10(c)(2)            Amendment to the Employment                      39
                    Agreement dated December 11, 1997,
                    between the Company and Michael H.
                    Magusiak.



10(m)(1)            Supplemental Agreement, dated as of               42
                    September 29, 1997, relating to the
                    Note Purchase Agreements dated as of
                    June 15, 1995, between Allstate Life
                    Insurance Company, Massachusetts
                    Mutual Life Insurance Company,
                    MassMutual Corporate Value Partners
                    Limited, CM Life Insurance Company,
                    Modern Woodmen of America and the
                    Company.

10(m)(2)            Supplemental Agreement, dated as of                62
                    September 29, 1997, relating to the
                    Note Purchase Agreements dated as of
                    June 15, 1995, between Bank One,
                    Texas, N.A. and the Company.


10(o)(2)            Specimen form of Contract under the                 75
                    1997 Non-Statutory Stock Option Plan
                    of the Company, as amended to date.


10(r)(1)            Specimen form of the Company's                      80
                    current Franchise Agreement.


10(r)(2)            Specimen form of the Company's                     131
                    current Development Agreement.


10(t)(1)            National Advertising Fund Line of                  161
                    Credit, in the stated amount of
                    $800,000.00, dated December 22,
                    1997, between International
                    Association of ShowBiz Pizza Time
                    Restaurants, Inc. and the Company.

10(t)(2)            National Advertising Fund Promissory               166
                    Note, in the stated amount of
                    $800,000.00, dated December 22,
                    1997, between International
                    Association of ShowBiz Pizza Time
                    Restaurants, Inc. and the Company.

10(u)(1)            National Media Fund Line of Credit,                171
                    in the stated amount of
                    $1,800,000.00, dated December 22,
                    1997, between International
                    Association of ShowBiz Pizza Time
                    Restaurants, Inc. and the Company.

10(v)(2)            National Media Fund Promissory Note,               176
                    in the stated amount  of
                    $1,800,000.00, dated December 22,
                    1997, between International
                    Association of ShowBiz Pizza Time
                    Restaurants, Inc. and the Company.

23                  Independent Auditors Consent of
                    Deloitte & Touche LLP                               181

27.1                Financial Data Schedule - Fiscal 1997

27.2                Financial Data Schedule - Fiscal 1996 and
                    1995, Quarters 1-3, 1996

27.3                Financial Data Schedule - Quarters 1-3, 1997


Page 42