Form 10-Q
period 1998-04-03
SHOWBIZ PIZZA TIME INC
filed 1998-05-18
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1998

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---------- to --------------.

                  Commission File Number 0-15782


                     SHOWBIZ PIZZA TIME, INC.
      (Exact name of registrant as specified in its charter)


                      Kansas                48-0905805
           (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)


                    4441 West Airport Freeway
                       Irving, Texas  75062

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

    At April 3, 1998, an aggregate of 18,280,914 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.





                PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          ShowBiz  Pizza  Time,  Inc.:








                                                                    Page

Consolidated balance sheets as of April 3, 1998 (unaudited)
   and January 2, 1998 . . . . . . . . . . . . . . . . . . . .        2

Consolidated statements of earnings for the three months ended
April 3, 1998 and March 28, 1997 (unaudited) . . . . . . . . .        3

Consolidated statement of shareholders' equity for the three months
ended April 3, 1998 (unaudited). . . . . . . . . . . . . . . .        4

Consolidated statements of cash flows for the three months ended
April 3, 1998,and March 28, 1997 (unaudited) . . . . . . . . .        5

Notes to consolidated financial statements . . . . . . . . . .        6

                      SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED BALANCE  SHEETS
                  APRIL 3, 1998 AND JANUARY 2, 1998
                    (Thousands, except share data)

                                ASSETS
                                                 April 3,          January 2,
                                                   1998               1998
                                                ----------       -------------
                                                 (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . $16,604           $ 7,275
 Accounts receivable, including receivables
   from related parties
   of $240 in 1997 . . . . . . . . . . . . . . . .   2,380             2,996
 Current portion of notes receivable,
    including receivables from
    related parties of $199 in 1997. . . . . . . .      47               259
 Inventories . . . . . . . . . . . . . . . . . . .   4,448             3,975
 Prepaid expenses. . . . . . . . . . . . . . . . .   3,518             3,550
 Current portion of deferred tax asset . . . . . .   5,688             7,237
                                                    ------            ------
  Total current assets . . . . . . . . . . . . . .  32,685            25,292
                                                    ------            ------
Investments in related parties . . . . . . . . . .                       668
                                                                      ------
Property and equipment . . . . . . . . . . . . . . 195,792           187,433
                                                   -------           -------
Deferred tax asset . . . . . . . . . . . . . . . .   4,697             5,988
                                                   -------           -------
Other assets:
 Notes receivable, less current portion,
 including receivables from
 related parties of $1,120 and $2,516,
  respectively . . . . . . . . . . . . . . . . . .   1,171            2,579

 Other . . . . . . . . . . . . . . . . . . . . . .   7,380            4,408
                                                    ------           ------
                                                     8,551            6,987
                                                    ------           ------
                                                  $241,725         $226,368
                                                  ========         ========


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . . . . $ 3,378          $ 3,376
 Accounts payable and accrued liabilities. . . . .  37,167           35,665
                                                   -------           ------

    Total current liabilities. . . . . . . . . . .  40,545           39,041
                                                    ------           ------

Long-term debt, less current portion . . . . . . .  22,981           23,826
                                                    ------          -------

Deferred credits . . . . . . . . . . . . . . . . .   4,097            4,052
                                                    ------           ------

Other liabilities. . . . . . . . . . . . . . . . .   1,300            1,300
                                                    ------            -----
Redeemable preferred stock, $60 par value,
redeemable for $2,974 in 2005. . . . . . . . . . .   2,236            2,211
                                                     -----            -----

Shareholders' equity:
 Common stock, $.10 par value; authorized
    50,000,000 shares; 22,108,590
    and 21,912,277 shares issued,
    respectively . . . . . . . . . . . . . . . . .   2,211             2,191

Capital in excess of par value . . . . . . . . . . 161,517           158,696

 Retained earnings . . . . . . . . . . . . . . . .  54,365            42,768

 Deferred compensation . . . . . . . . . . . . . .  (2,090)           (2,280)
 Less treasury shares of 3,827,676
    at both dates, at cost . . . . . . . . . . . . (45,437)          (45,437)
                                                   -------           -------
                                                   170,566           155,938
                                                   -------           -------
                                                  $241,725          $226,368
                                                  ========          ========


           See notes to consolidated financial statements.

                     SHOWBIZ  PIZZA  TIME,  INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited)
                 (Thousands, except per share data)


                                                  Three Months Ended
                                           --------------------------------
                                           April 3, 1998     March 28, 1997
                                           -------------     --------------
Food and beverage revenues . . . . . . . . .    $ 70,286           $ 62,454
Games and merchandise revenues . . . . . . .      33,736             27,826
Franchise fees and royalties . . . . . . . .         870                921
Interest income, including related
   party income of $47 and $57,
   respectively. . . . . . . . . . . . . . .         137                228
Joint venture income . . . . . . . . . . . .          20                165
                                                 -------            -------
                                                 105,049             91,594
                                                 -------            -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .    47,163              42,194
 Selling, general and administrative
    expenses, including related party
   expenses of $31 in 1997 . . . . . . . . . .    14,975              13,721
 Depreciation and amortization . . . . . . . .     6,643               6,317
 Interest expense. . . . . . . . . . . . . . .       699                 690
 Other operating expenses. . . . . . . . . . .    16,354              15,339
                                                  ------              ------
                                                  85,834              78,261
                                                  ------              ------

Income before income taxes . . . . . . . . . .    19,215              13,333

Income taxes:
 Current expense . . . . . . . . . . . . . . .     4,765               1,467
 Deferred expense. . . . . . . . . . . . . . .     2,767               3,933
                                                  ------              ------
                                                   7,532               5,400
                                                  ------              ------

Net income . . . . . . . . . . . . . . . . . .   $11,683             $ 7,933
                                                 =======              ======

Net income applicable to common shares . . . .   $11,597             $ 7,847
                                                 =======              ======


Earnings per share:

 Basic:

 Net income. . . . . . . . . . . . . . . . . .   $   .64            $   .43
                                                  =======           =======

 Weighted average shares outstanding . . . . .    18,046             18,408
                                                 =======             ======

Diluted:

 Net income  . . . . . . . . . . . . . . . . . .  $   .63           $   .42
                                                  =======            ======


 Weighted average shares outstanding . . . . . .   18,553           18,807
                                                   ======           ======


           See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)
                 (Thousands, except per share data)



     Common         Capital in               Deferred        Treasury
     Stock           Excess of     Retained   Compen-          Stock
Shares   Par Value   Par Value     Earnings   sation     Shares       Cost
------   ---------  ----------    ---------  -------     ------      -----

Balances, January 2, 1998
 21,912    $ 2,191     $158,696     $ 42,768   $(2,280)   3,828     $(45,437)

  Net income . . . . . . .            11,683

  Redeemable preferred
    stock accretion. . . . .             (26)

  Redeemable preferred stock dividends,
    $1.20 per share. . . . . .           (60)

  Stock options exercised . . . .
     197        20        1,263

  Tax benefit from the exercise of stock
    options and stock grants  . . . . .
                          1,558

  Amortization of deferred compensation . . .
                                                  190
  ------   -----     --------      ------    --------     ------    --------

Balances, April 3, 1997 . . . . .
  22,109   $2,211    $161,517      $54,365    $(2,090)     3,828   $(45,437)
  ======   ======    ========      =======    =======      =====   ========




          See notes to consolidated financial statements.

                    SHOWBIZ  PIZZA  TIME,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                            (Thousands)




                                               Three Months Ended
                                     April 3, 1998        March 28, 1997
                                     -------------        --------------
Operating activities:

 Net income  . . . . . . . . . . . .      $11,683             $ 7,933

 Adjustments to reconcile net income to cash provided by operations:

  Depreciation and amortization. . . . .    6,643               6,317

  Deferred tax expense . . . . . . . . .    2,767               3,933

  Compensation expense under
    stock grant plan . . . . . . . . . .      190                 455

  Other. . . . . . . . . . . . . . . . .       46                  97

  Net change in receivables, inventory,
  prepaids, payables and
  accrued liabilities. . . . . . . . . .    3,084               4,860
                                           ------              ------

    Cash provided by operations. . . . .   24,413              23,595
                                          -------              ------

Investing activities:

 Purchases of property and equipment. . . (13,348)            (10,732)

 Additions to notes receivable. . . . . .                        (370)

Payments received on notes receivable. . .  1,010                 913

 (Increase) decrease in investments,
  deferred charges and other assets. . . . (3,124)                135
                                           ------              ------
   Cash used in investing activities . . .(15,462)            (10,054)
                                           ------              ------
Financing activities:

 Payments on debt and line of credit. . . .  (843)             (7,427)

 Exercise of stock options  . . . . . . . . 1,283               1,479

 Redeemable preferred stock dividends . . .   (60)                (60)

 Other. . . . . . . . . . . . . . . . . . .    (2)                 31
                                           ------              ------
  Cash provided by (used in) financing
   activities . . . . . . . . . . . . . . .   378              (5,977)
                                           ------              ------

Increase in cash and cash equivalents  . .  9,329               7,564

Cash and cash equivalents, beginning
   of period . . . . . . . . . . . . . . .  7,275               3,402
                                           ------              ------

Cash and cash equivalents,
  end of period . . . . . . . . . . . . .$ 16,604            $ 10,966
                                           ======              ======



                    SHOWBIZ  PIZZA  TIME,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997
                            (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended April 3, 1998 and March 28, 1997 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1998. Results of operations for the periods ended April 3, 1998 and March 28, 1997 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The earnings per share data for 1997 has been restated to reflect this adoption. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):


                                               Three Months Ended
                                            -----------------------
                                            April 3,          March 28,
                                              1998              1997
                                             ------             ------
Net income . . . . . . . . . . . . .       $11,683             $ 7,933

Accretion of redeemable
    preferred stock. . . . . . . . . .         (26)                (26)

Redeemable preferred stock
   dividends . . . . . . . . . . . . .         (60)                (60)
                                           -------              ------
Adjusted income applicable
    to common and potential
    common shares. . . . . . . . . . .     $11,597             $ 7,847
                                           =======             =======
Basic:
    Weighted average common shares
       outstanding . . . . . . . . . .      18,046              18,408
                                           =======             =======

    Earnings per common share. . . . .     $   .64            $    .43
                                           =======            ========
Diluted:
    Weighted average common shares
       outstanding . . . . . . . . .        18,046             18,408

    Potential common shares for
       stock options
       and stock grants. . . . . . . .         507                399
                                          --------            -------
    Weighted average shares
        outstanding. . . . . . . . . .      18,553             18,807
                                          ========            =======

    Earnings per common and potential
        common shares. . . . . . . . .     $   .63            $   .42
                                           =======           ========




Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations


First Quarter 1998 Compared to First Quarter 1997
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.


                                                   Three Months Ended
                                          -----------------------------------
                                          April 3, 1998        March 28, 1997
                                          -------------        --------------


    Revenue. . . . . . . . . . . . .           100.0%                100.0%
                                               -----                 -----
    Costs and  expenses:
      Cost of sales. . . . . . . . .            44.9                  46.0

      Selling, general and
       administrative. . . . . . . .            14.3                  15.0

      Depreciation and amortization              6.3                   6.9

      Interest expense . . . . . . .              .7                    .8

      Other operating expenses . . .            15.5                  16.7
                                              ------                ------
                                                81.7                  85.4
                                              ------                ------
    Income before income taxes                  18.3                  14.6

    Income tax expense . . . . . . .             7.2                   5.9
                                              ------                ------
    Net income . . . . . . . . . . .            11.1%                  8.7%
                                              ======                ======




    Revenues
    --------

     Revenues increased to $105.0 million in the first quarter of 1998 from $91.6 million in the first quarter of 1997 primarily due to an increase of 10.3% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first quarters of both 1998 and 1997. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at remodeled stores. In the first three months of 1998, the Company opened three new restaurants, acquired two restaurants from a franchisee and acquired the interest of a joint venture partner in three restaurants. Menu prices increased approximately 1.7% between the periods.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 81.7% in the first quarter of 1998 from 85.4% in the first quarter of 1997.

     Cost of sales decreased as a percentage of revenues to 44.9% in the first quarter of 1998 from 46.0% in the comparable period of 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.1% in the first quarter of 1998 from 16.5% in the first quarter of 1997 primarily due to an increase in menu prices and an increase in game sales relative to total sales, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales decreased to 25.8% during the first quarter of 1998 from 26.8% in the first quarter of 1997 primarily due to an increase in comparable store sales and labor efficiencies achieved at higher sales volumes, partially offset by higher hourly wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 14.3% in the first quarter of 1998 from 15.0% in the comparable period of 1997 primarily due to a decline in advertising expenses and corporate overhead costs as a percentage of revenues.

    Depreciation and amortization expenses as a percentage of revenues declined to 6.3% from 6.9% primarily due to the increase in comparable store sales

      Other operating expenses decreased as a percentage of revenues to 15.5% in the first quarter of 1998 from 16.7% in the first quarter of 1997 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

    Net Income
    ----------

     The Company had net income of $11.7 million in the first quarter of 1998 compared to $7.9 million in the first quarter of 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $.63 per share in the first quarter of 1998 compared to $.42 per share in the first quarter of 1997.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $24.4 million in the first three months of 1998 from $23.6 million in the comparable period of 1997. Cash outflows from investing activities for the first three months of 1998 were $15.5 million and cash inflows from financing activities were $378,000 in the first three months of 1998. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    The Company plans to add an additional 18 to 22 stores in 1998 including new stores and acquisitions of existing stores from franchisees or joint venture partners. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand 15 to 20 existing stores in 1998 by an average of 1,000 to 4,000 square feet per store. The Company also plans to complete Phase II upgrades in 100 to 120 stores in 1998 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During the quarter ended April 3, 1998, the Company opened three new restaurants, acquired five restaurants from franchisees or joint venture partners, expanded four restaurants and completed Phase II upgrades in 10 restaurants. The Company currently estimates that capital expenditures in 1998, including expenditures for upgrading existing stores, new store openings, existing store expansions and equipment investments, will be approximately $55 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     The Company's total credit facility of $40.5 million consists of $25.5 million in term notes and a $15 million line of credit. Term notes totaling $18 million with annual interest of 10.02% mature in 2001. Term notes totaling $7.5 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5 % mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime plus 0% to .5% or, at the Company's option, LIBOR plus 2%to 3%. Currently, any borrowings under this line of credit would be at prime plus 0% or LIBOR plus 2%. As of April 3, 1998, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The Company plans to extend the maturity of its current line of credit or enter into a new agreement prior to the expiration date of the current agreement.

    In 1997, the Company announced that it plans to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. As of April 3, 1998, the Company has purchased 718,500 shares of its common stock in the open market for an aggregate purchase price of approximately $15.2 million. The funds required for the stock purchase plan are provided primarily from the Company's current cash balances and operating cash flow.

    In 1998, the Company will purchase computer software that will be Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Current systems may be unable to accurately process certain date-based information. The cost of the new software will be recorded as an asset and amortized over its estimated useful life. Other maintenance or modification costs will be expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position, results of operations or cash flows. The Company expects its Year 2000 date conversion project to be completed in 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate the Year 2000 issues. There can be no guarantee that such issues will be resolved and could result in financial risk to the Company.

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

     No matters were submitted to a vote of security holders during the first quarter of 1998.

Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

    a) .Exhibits

     None

    (b)  Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                             SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            SHOWBIZ PIZZA TIME, INC.



Dated: May 18, 1998               By:    /s/ Larry Page
                               ---------------------------
                            Larry G. Page
                            Executive Vice President
                            and Chief Financial Officer