Form 10-Q
period 1998-07-05
SHOWBIZ PIZZA TIME INC
filed 1998-08-14
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 1998

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to ---------.

                  Commission File Number 0-15782


                     CEC ENTERTAINMENT, INC.
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

    At July 5, 1998, an aggregate of 18,388,044 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


                PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements

          INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

          CEC Entertainment, Inc.:








                                                                    Page

Consolidated balance sheets as of July 5, 1998 (unaudited)
   and January 2, 1998 . . . . . . . . . . . . . . . . . . . . .      2

Unaudited consolidated statements of earnings for the three
   months ended July 5, 1998 and June 27, 1997 . . . . . . . . .      3

Unaudited consolidated statements of earnings for the six
   months ended July 5, 1998 and June 27, 1997 . . . . . . . . .      4

Unaudited consolidated statement of shareholders' equity
   for the six months ended July 5, 1998 . . . . . . . . . . . .      5

Unaudited consolidated statements of cash flows for the
   six months ended July 5, 1998 and June 27, 1997 . . . . . . .      6

Notes to consolidated financial statements . . . . . . . . . . .      7

                        CEC ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE  SHEETS
                   JULY 5, 1998 AND JANUARY 2, 1998
                    (Thousands, except share data)


                                ASSETS

                                                 July 5,          January 2,
                                                  1998              1998
                                                -------           ----------
                                                   (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . .  $ 13,233          $ 7,275
 Accounts receivable, including receivables
   from related parties of $240 in 1997. . . . .     3,749            2,996
 Current portion of notes receivable, including
   receivables from related parties of $199
   in 1997 . . . . . . . . . . . . . . . . . . .        48              259
 Inventories . . . . . . . . . . . . . . . . . .     4,805            3,975
 Prepaid expenses. . . . . . . . . . . . . . . .     3,096            3,550
 Current portion of deferred tax asset . . . . .     5,094            7,237
                                                     -----            -----
  Total current assets . . . . . . . . . . . . .    30,025           25,292
                                                     -----            -----

Investments in related parties . . . . . . . . .                        668
Property and equipment . . . . . . . . . . . . .   202,784          187,433
                                                   -------          -------
Deferred tax asset . . . . . . . . . . . . . . .     3,042            5,988
                                                   -------           ------
Other assets:
 Notes receivable, less current portion,
   including receivables from related
   parties of $456 and $2,516, respectively  . .       492            2,579
Other. . . . . . . . . . . . . . . . . . . . . .     7,108            4,408
                                                    ------           ------
                                                     7,600            6,987
                                                    ------           ------
                                                 $ 243,451        $ 226,368
                                                   =======          =======


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . . .  $  9,379         $ 3,376
 Accounts payable and accrued liabilities. . . .    30,209          35,665
                                                    ------         -------
    Total current liabilities. . . . . . . . . .    39,588          39,041
                                                    ------          ------
Long-term debt, less current portion . . . . . .    16,137          23,826
                                                    ------          ------

Deferred credits . . . . . . . . . . . . . . . .    4,089            4,052
                                                   ------           ------
Other liabilities. . . . . . . . . . . . . . . .    1,300            1,300
                                                   ------           ------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . . .    2,262            2,211
                                                   ------           ------

Shareholders' equity:
 Common stock, $.10 par value; authorized
  100,000,000 shares; 22,215,720 and
  21,912,277 shares issued, respectively . . . .    2,222           2,191
 Capital in excess of par value. . . . . . . . .  163,569         158,696
 Retained earnings . . . . . . . . . . . . . . .   61,621          42,768
 Deferred compensation . . . . . . . . . . . . .   (1,900)         (2,280)
 Less treasury shares of 3,827,676 at both
  dates, at cost . . . . . . . . . . . . . . . .  (45,437)        (45,437)
                                                   ------          ------
                                                  180,075         155,938
                                                  -------         -------
                                                 $243,451        $226,368
                                                 ========        ========


           See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)



                                                   Three Months Ended
                                                  --------------------
                                              July 5, 1998    June 27,1997
                                              ------------    ------------
Food and beverage revenues . . . . . . . . . . $  56,810         $ 56,585
Games and merchandise revenues . . . . . . . .    31,050           26,261
Franchise fees and royalties . . . . . . . . .       809              777
Interest income, including related party
  income of $13 and $50,  respectively . . . .       232              296
Joint venture income . . . . . . . . . . . . .                        112
                                                  ------           ------
                                                  88,901           84,031
                                                  ------           ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .    41,085           39,388
 Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . .    13,136           12,321
 Depreciation and amortization . . . . . . . .     6,769            6,327
   Interest expense. . . . . . . . . . . . . .       680              727
 Other operating expenses. . . . . . . . . . .    15,419           15,344
                                                  ------           ------
                                                  77,089           74,107
                                                  ------           ------

Income before income taxes . . . . . . . . . .    11,812            9,924
                                                 -------           ------

Income taxes:
 Current expense . . . . . . . . . . . . . . .     2,149            1,092
 Deferred expense. . . . . . . . . . . . . . .     2,322            2,927
                                                  ------           ------
                                                   4,471            4,019
                                                  ------           ------

Net income . . . . . . . . . . . . . . . . . .   $ 7,341          $ 5,905
                                                  ======          =======

Net income applicable to common shares . . . .   $ 7,256          $ 5,821
                                                  ======           ======

Earnings per share:
 Basic:
 Net income  . . . . . . . . . . . . . . . . .   $   .40          $   .31
                                                  ======           ======
 Weighted average shares outstanding . . . . .    18,240           18,478
                                                  ======           ======

Diluted:
 Net income  . . . . . . . . . . . . . . . . .   $   .39           $  .31
                                                  ======           ======
 Weighted average shares outstanding . . . . .    18,820           18,908
                                                  ======           ======



           See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)




                                                    Six Months Ended
                                                ------------------------
                                               July 5, 1998   June 27, 1997
                                               -------------   ------------
Food and beverage revenues . . . . . . . . . .  $ 127,907        $ 119,039
Games and merchandise revenues . . . . . . . .     63,975           54,087
Franchise fees and royalties . . . . . . . . .      1,679            1,698
Interest income, including related party
  income of $60 and $107, respectively . . . .        369              524
Joint venture income . . . . . . . . . . . . .         20              277
                                                   ------           ------
                                                  193,950          175,625
                                                   ------           ------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .     88,248           81,582
 Selling, general and administrative
  expenses, including related party
  expense of $31 in 1997 . . . . . . . . . . .     28,111           26,042
 Depreciation and amortization . . . . . . . .     13,412           12,644
 Interest expense. . . . . . . . . . . . . . .      1,379            1,417
 Other operating expenses. . . . . . . . . . .     31,773           30,683
                                                  -------          -------
                                                  162,923          152,368
                                                  -------          -------
Income before income taxes . . . . . . . . . .     31,027           23,257
                                                  -------          -------

Income taxes:
  Current expense. . . . . . . . . . . . . . .      6,914            2,559
  Deferred expense . . . . . . . . . . . . . .      5,089            6,860
                                                   ------           ------
                                                   12,003            9,419
                                                   ------           ------
Net income . . . . . . . . . . . . . . . . . .    $19,024          $13,838
                                                  =======          =======

Net income applicable to common shares . . . .    $18,853          $13,668
                                                  =======          =======

Earnings per share:
 Basic:
 Net income  . . . . . . . . . . . . . . . . .    $  1.04         $   .74
                                                   ======          ======
 Weighted average shares outstanding . . . . .     18,143          18,453
                                                   ======          ======

 Diluted:
 Net income  . . . . . . . . . . . . . . . . .    $  1.01         $   .72
                                                   ======          ======
 Weighted average shares outstanding . . . . .     18,700          18,862
                                                   ======          ======


           See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Unaudited)
                 (Thousands, except per share data)





          Common         Capital in             Deferred        Treasury
          Stock          Excess of    Retained   Compen-          Stock
     Shares  Par Value   Par Value    Earnings   sation       Shares    Cost
     ------  ---------   ---------    --------   -------     --------   ----
Balances, January  2, 1998 . .
     21,912   $ 2,191     $158,696    $ 42,768   $(2,280)     3,828   $(45,437)

 Net income . . . . . . . . .
                                        19,024

 Redeemable preferred stock accretion. .   (52)

  Redeemable preferred stock dividends,
    $2.40 per share. . . . . .            (119)

  Stock options exercised. . .
       300         30       2 ,110

  Tax benefit from the exercise of stock
    options and stock grants . .
                             2,667

  Stock issued under 401(k) plan . .
         4          1           96

  Amortization of deferred compensation . .           380


Balances, July 5, 1998 . . . .
   -------     ------      --------     -------    -------    -----  --------
    22,216     $2,222      $163,569     $61,621    $(1,900)   3,828  $(45,437)
   =======     ======      ========     =======    =======    =====   =======








                 See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                            (Thousands)






                                                   Six Months Ended
                                           ---------------------------------
                                           July 5, 1998      June 27, 1997
                                           -------------      -------------

Operating activities:
 Net income  . . . . . . . . . . . . . .        $19,024        $13,838
 Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization. . . . . . . .   13,412         12,644
  Deferred tax expense . . . . . . . . . . . .    5,089          6,860
  Compensation expense under stock grant
   plan. . . . . . . . . . . . . . . . . . . .      380            910
  Other. . . . . . . . . . . . . . . . . . . .       53            163
  Net change in receivables, inventory,
   prepaids, payables and
    accrued liabilities. . . . . . . . . . . .   (4,142)         1,903
                                                 ------         ------
          Cash provided by operations. . . . .   33,816         36,318
                                                 ------         ------

Investing activities:
  Purchases of property and equipment. . . . .  (26,974)      (21,525)
  Additions to notes receivable. . . . . . . .     (235)         (759)
  Payments received on notes receivable. . . .    1,923         1,626
  Increase in investments, deferred
   charges and other assets. . . . . . . . . .   (3,003)         (668)
                                                 ------        ------
           Cash used in investing
            activities . . . . . . . . . . . .  (28,289)      (21,326)
                                                 ------        ------

Financing activities:
  Payments on debt and line of credit. . . . .   (1,686)       (7,456)
  Exercise of stock options  . . . . . . . . .    2,140         1,725
  Redeemable preferred stock dividends . . . .     (119)         (119)
  Other. . . . . . . . . . . . . . . . . . . .       96           133
                                                 ------        ------
         Cash provided by (used in)
           financing activities. . . . . . . .      431        (5,717)
                                                 ------        ------

Increase in cash and cash equivalents  . . . .    5,958         9,275
Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . . . . . .    7,275         3,402
                                                 ------        ------
Cash and cash equivalents, end of period . . . $ 13,233      $ 12,677
                                                 ======        ======






            See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SIX MONTHS ENDED JULY 5,1998 AND JUNE 27, 1997
                            (Unaudited)



1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended July 5, 1998 and June 27, 1997 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1998. Results of operations for the periods ended July 5, 1998 and June 27, 1997 are not necessarily indicative of the results for the year.


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


                               Three Months Ended       Six Months Ended
                               ------------------        ----------------
                               July 5,    June 27,      July 5,  June 27,
                                1998        1997         1998      1997
                               ------      ------       ------    -------
Net income . . . . . . . . . .  $7,341  $ 5,905       $19,024    $13,838
Accretion of redeemable
   preferred stock . . . . . .     (26)     (25)          (52)       (51)
Redeemable preferred stock
   dividends . . . . . . . . .     (59)     (59)         (119)      (119)
                                 -----    -----         -----      -----

Adjusted income applicable to
  common and potential common
  shares . . . . . . . . . . . $ 7,256  $ 5,821       $18,853     $13,668
                               =======  =======       =======     =======
Basic:
    Weighted average common shares
      outstanding. . . . . . .  18,240   18,478        18,143      18,453
                                ======   ======        ======      ======
    Earnings per common share.  $  .40   $  .31        $ 1.04      $  .74
                                ======   ======        ======      ======

Diluted:
    Weighted average common shares
      outstanding. . . . . . .  18,240   18,478        18,143      18,453
    Potential common shares for
        stock options
        and stock grants . . .     580      430           557         409
                                ------   ------        ------      ------
    Weighted average shares
      outstanding. . . . . . .  18,820   18,908        18,700      18,862
                                ======   ======        ======      ======
    Earnings per common and potential
        common share . . . . .  $  .39   $  .31       $  1.01      $  .72
                                ======   ======       =======      ======


3.    Recent Accounting Pronouncements

     Effective for fiscal years beginning after December 15, 1997, the Financial Accounting Standards Board has issued Statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information". The adoption of these pronouncements does not have a significant impact on the Company's consolidated financial position, results operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 1998 and 1997 is shown below.


                                                     Three Months Ended
                                              ------------------------------
                                              July 5, 1998     June 27, 1996
                                              ------------     -------------
    Revenue. . . . . . . . . . . . .             100.0%              100.0%
                                                 -----               -----
    Costs and  expenses:
      Cost of sales. . . . . . . . .              46.2                46.9
      Selling, general and administrative         14.8                14.6
      Depreciation and amortization                7.6                 7.5
      Interest expense . . . . . . .                .8                  .9
      Other operating expenses                    17.3                18.3
                                                 -----               -----
                                                  86.7                88.2
                                                 -----               -----
    Income before income taxes                    13.3                11.8
    Income tax expense . . . . . . .               5.0                 4.8
                                                 -----               -----
    Net income . . . . . . . . . . .               8.3%                7.0%
                                                 =====               =====



    Revenues
    --------

     Revenues increased to $88.9 million in the second quarter of 1998 from $84.0 million in the second quarter of 1997 due to the addition of seven new restaurants and eight restaurants acquired from franchisees or joint venture partners between the periods. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the second quarters of both 1998 and 1997 declined 0.6%. Management believes that sales comparisons during the second quarter were unfavorably impacted by
holidays and weather conditions.   Menu prices increased
approximately 2.1% between the periods.


     Costs and Expenses
    -------------------

     Costs and expenses as a percentage of revenues decreased to 86.7% in the second quarter of 1998 from 88.2% in the second quarter of 1997.

     Cost of sales decreased as a percentage of revenues to 46.2% in the second quarter of 1998 from 46.9% in the comparable period of 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.9% in the second quarter of 1998 from 16.5% in the second quarter of 1997 primarily due to an increase in menu prices, reduced costs of certain food and beverage products and an increase in game sales, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales remained constant at 27.5% during both the second quarters of 1998 and 1997.

     Selling, general and administrative expenses as a percentage of revenues increased slightly to 14.8% in the second quarter of 1998 from 14.6% in the second quarter of 1997 due primarily to an increase in advertising expenses which was partially offset by a decline in corporate overhead costs.

     Depreciation and amortization expenses as a percentage of revenues increased slightly to 7.6% in the second quarter of 1998 from 7.5% in the second quarter of 1997 primarily due to the addition of new restaurants with higher depreciation expense than existing restaurants.

      Other operating expenses decreased as a percentage of revenues to 17.3% in the second quarter of 1998 from 18.3% in the second quarter of 1997 primarily due to a decline in insurance costs and, to a lesser extent, a decline in rent expense as a percentage of revenues.

    Net Income
   -----------

     The Company had net income of $7.3 million in the second quarter of 1998 compared to $5.9 million in the second quarter of 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $.39 per share in the second quarter of 1998 compared to $.31 per share in the second quarter of 1997.


First Six Months of 1998 Compared to First Six Months of 1997
-------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first six months of 1998 and 1997 is shown below.


                                                        Six Months Ended
                                                ------------------------------
                                                 July 5, 1998    June 27, 1997
                                                --------------  ---------------
    Revenue. . . . . . . . . . . . .                 100.0%           100.0%
                                                     ------           ------
    Costs and  expenses:
      Cost of sales. . . . . . . . .                  45.5             46.5
      Selling, general and administrative             14.5             14.8
      Depreciation and amortization                    6.9              7.2
      Interest expense . . . . . . .                    .7               .8
      Other operating expenses                        16.4             17.5
                                                   -------           ------
                                                      84.0             86.8

    Income before income taxes                        16.0             13.2
    Income tax expense . . . . . . .                   6.2              5.3
                                                   -------          -------

    Net income . . . . . . . . . . .                   9.8%            7.9%
                                                   =======          ======




    Revenues
   ---------

     Revenues increased to $194.0 million in the first six months of 1998 from $175.6 million in the first six months of 1997 primarily due to an increase of 5.1% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 1998 and 1997. In addition, the Company opened seven new restaurants and acquired eight restaurants from franchisees or joint venture partners between the periods. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices increased approximately 1.9% between the periods.

     Costs and Expenses
    -------------------

     Costs and expenses as a percentage of revenues decreased to 84.0% in the first six months of 1998 from 86.8% in the first six months of 1997.

     Cost of sales decreased as a percentage of revenues to 45.5% in the first six months of 1998 from 46.5% in the comparable period of 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.0% in the first six months of 1998 from 16.5% in the first six months of 1997 primarily due to an increase in menu prices, reduced costs of certain food and beverage products and an increase in games sales, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales decreased to 26.6% during the first six months of 1998 from 27.1% in the first six months of 1997 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues decreased to 14.5% in the first six months of 1998 from 14.8% in the comparable period of 1997 primarily due to a reduction in corporate overhead costs.

     Depreciation and amortization expenses as a percentage of revenues declined to 6.9% in the first six months of 1998 from 7.2% in the first six months of 1997 primarily due to the increase in comparable store sales.

       Other operating expenses decreased as a percentage of revenues to 16.4% in the first six months of 1998 from 17.5% in the first six months of 1997 primarily due to a decrease in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


    Net Income
    ----------

     The Company had net income of $19.0 million in the first six months of 1998 compared to $13.8 million in the first six months of 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $1.01 per share in the first six months of 1998 compared to $.72 per share in the first six months of 1997.




Financial Condition, Liquidity and Capital Resources
-----------------------------------------------------

     Cash provided by operations decreased to $33.8 million in the first six months of 1998 from $36.3 million in the comparable period of 1997. Cash outflows from investing activities for the first six months of 1998 were $28.3 million. Cash inflows from financing activities for the first six months of 1998 were $431,000. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    The Company plans to add an additional 18 to 22 stores in 1998 including new stores and acquisitions of existing stores from franchisees or joint venture partners. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand 15 to 20 existing stores in 1998 by an average of 1,000 to 4,000 square feet per store. The Company also plans to complete Phase II upgrades in approximately 110 stores in 1998 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During the first six months of 1998, the Company opened five new restaurants, acquired five restaurants from franchisees or joint venture partners, expanded six restaurants and completed Phase II upgrades in 43 restaurants. The Company currently estimates that capital expenditures in 1998, including expenditures for upgrading existing stores, new store openings, existing store expansions and equipment investments, will be approximately $55 to $60 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

    In 1997, the Company announced that it plans to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. As of August 14, 1998, the Company completed this plan with the purchase of 882,500 shares of its common stock in the open market for an aggregate purchase price of approximately $20 million. In July 1998, the Company announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. As of August 14, 1998, the Company has purchased shares of its common stock under this plan at an aggregate purchase price of approximately $4.0 million.

     The Company's total credit facility of $39.7 million consists of $24.7 million in term notes and a $15 million line of credit. Term notes totaling $18 million with annual principal payments of $6 million beginning in June 1999 and annual interest of 10.02% mature in 2001. Term notes totaling $6.7 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus 0.5% or LIBOR plus 1%. In June 1998, the Company's line of credit agreement was amended to extend the maturity date to June 2000. As of July 5, 1998, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

    In 1998, the Company purchased computer software which is Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Current systems may be unable to accurately process certain date-based information. The cost of the new software will be recorded as an asset and amortized over its estimated useful life. Other maintenance or modification costs will be expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position, results of operations or cash flows. The Company expects its Year 2000 date conversion project to be completed in 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate the Year 2000 issues.

    Certain statements may constitute "forward-looking statements" which are subject to known and unknown risks and uncertainties including, among other things, certain economic conditions, competition, development factors and operating costs that may cause the actual results to differ materially from results implied by such forward-looking statements.

                    PART II - OTHER INFORMATION




Item 1.    Legal Proceedings.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 2.  Changes in Securities.

     None to report during quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.

     None to report during quarter for which this report is filed.


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 25, 1998, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard M.
Frank, Michael H. Magusiak, and Walter Tyree to serve the Company as directors. The following votes were cast with respect to the election of these directors:


           For                       Withheld
         ------                    -------------
        Richard M. Frank       15,496,946    819,243
        Michael H. Magusiak    15,497,069    819,130
        Walter Tyree           15,496,465    819,734


      Tim T. Morris, Louis P. Neeb, Cynthia I. Pharr and Raymond El Wooldridge's terms of office as directors of the Company continued after the meeting. The shareholders also approved an amendment to the Restated Articles of Incorporation to change the name of the corporation from ShowBiz Pizza Time, Inc. to CEC Entertainment, Inc.
 The votes cast with respect to this proposal to authorize the amendment to the Restated Articles of Incorporation were as follows:

                For           Against       Abstain   No Vote
               -----          -------       -------   -------
              16,268,523      27,858        19,818        0


     The shareholders also approved an amendment to the Restated Articles of Incorporation to increase the authorized number of shares of its Common Stock from 50,000,000 shares to 100,000,000 shares. The votes cast with respect to this proposal to authorize an amendment to the Restated Articles of Incorporation were as follows:


                For      Against        Abstain     No Vote
               -----    ---------      ---------   ---------
            13,505,583  2,707,247        40,369        0


Item 5.  Other Information.

     None to report during quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K.

    a)  Exhibits


    3(a) Certificate of Amendment to the Restated Articles of Incorporation of the Company.

10(a)(1) Second Modification and Extension Agreement in the stated amount of $15,000,000, dated June 14, 1998 between Bank One, Texas, N.A.and the Company.

10(a)(2) Second Restated Revolving Credit Note, in the stated amount of $15,000,000.00,dated June 14, 1998 between Bank One, Texas, N.A.
            and the Company.


    b)   Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: August 14, 1998       By:  /s/ Larry G. Page
                             Larry G. Page
                             Executive Vice President
                             and Chief Financial Officer

                           EXHIBIT INDEX



Exhibit
Number           Description                             Page No.
-------          -----------                             --------



3(a)        Certificate of Amendment to the Restated
            Articles of Incorporation
            of the Company.

10(a)(1) Second Modification and Extension Agreement in the stated amount of $15,000,000, dated June 14, 1998 between Bank One, Texas, N.A.
            and the Company.

10(a)(2) Second Restated Revolving Credit Note, in the stated amount of $15,000,000.00, dated June 14, 1998 between Bank One, Texas, N.A.
            and the Company.


EX-27       Financial Data Schedule