Form 10-Q
period 1998-10-04
SHOWBIZ PIZZA TIME INC
filed 1998-11-16
CIK 813920

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                                      FORM 10-Q


(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 1998

    - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _______________.



                             Commission File Number 0-15782


                                  CEC ENTERTAINMENT, INC.
                 (Exact name of registrant as specified in its charter)


                          Kansas                48-0905805
                  (State or other jurisdiction of(I. R. S. Employer incorporation or organization)Identification No.)


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

    At October 4, 1998, an aggregate of 18,021,890 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


                 PART  I  -  FINANCIAL  INFORMATION



  Item 1.  Financial  Statements

            INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

            CEC Entertainment, Inc.:








                                                                     Page
                                                                     ----

Consolidated balance sheets as of October 4, 1998 (unaudited)
   and January 2, 1998 . . . . . . . . . . . . . . . . . . . .          2

Unaudited consolidated statements of earnings for the three months
   ended October 4, 1998 and September 26, 1997. . . . . . . . .        3

Unaudited consolidated statements of earnings for the nine months
   ended October 4, 1998 and September 26, 1997. . . . . . . . .        4

Unaudited consolidated statement of shareholders' equity for the
   nine months ended October 4, 1998 . . . . . . . . . . . . . .        5

Unaudited consolidated statements of cash flows for the nine months
     ended October 4, 1998 and September 26, 1997. . . . . . . . .      6

Notes to consolidated financial statements . . . . . . . . . . . .      7










                               CEC ENTERTAINMENT, INC.
                            CONSOLIDATED BALANCE  SHEETS
                         OCTOBER 4, 1998 AND JANUARY 2, 1998
                            (Thousands, except share data)
                                 ASSETS


                                                  October 4,        January 2,
                                                     1998              1998
                                                  ----------        ----------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . .      $ 10,271       $ 7,275
  Accounts receivable, including receivables
   from related parties
   of $240 in 1997 . . . . . . . . . . . . . . . .       5,939         2,996

  Current portion of notes receivable, including
     receivables from related parties of $199
     in 1997 . . . . . . . . . . . . . . . . . . .          51           259

  Inventories. . . . . . . . . . . . . . . . . . .       5,351         3,975

  Prepaid expenses . . . . . . . . . . . . . . . .       3,524         3,550

  Current portion of deferred tax asset. . . . . .       2,721         7,237
                                                      --------       -------
   Total current assets. . . . . . . . . . . . . .      27,857        25,292
                                                      --------       -------

Investments in related parties . . . . . . . . . .                       668
                                                                     -------

Property and equipment . . . . . . . . . . . . . .     210,868       187,433
                                                      --------      --------

Deferred tax asset . . . . . . . . . . . . . . . .                     5,988
                                                                    --------
Other assets:

  Notes receivable, less current portion,
   including receivables from related
   parties of $156 and $2,516, respectively  . . . .      176          2,579


  Other. . . . . . . . . . . . . . . . . . . . . . .    5,527          4,408
                                                     --------       --------
                                                        5,703          6,987
                                                     --------       --------
                                                    $ 244,428      $ 226,368
                                                    =========      =========


                LIABILITIES  AND  SHAREHOLDERS'  EQUITY


Current liabilities:

  Current portion of long-term debt. . . . . . . .   $  9,381       $ 3,376

  Accounts payable and accrued liabilities . . . .     33,370        35,665
                                                     --------      --------
   Total current liabilities . . . . . . . . . . .     42,751        39,041
                                                     --------      --------
Long-term debt, less current portion . . . . . . .     15,289        23,826
                                                     --------      --------
Deferred credits . . . . . . . . . . . . . . . . .      4,064         4,052
                                                     --------      --------
Other liabilities. . . . . . . . . . . . . . . . .      1,300         1,300
                                                     --------      --------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . . . .      2,287         2,211
                                                     --------      --------
Shareholders' equity:

  Common stock, $.10 par value;
    authorized 100,000,000 shares; 22,256,566
    and 21,912,277 shares issued, respectively . . .    2,226         2,191

  Capital in excess of par value . . . . . . . . . .  164,038       158,696

  Retained earnings  . . . . . . . . . . . . . . . .   70,209        42,768

  Deferred compensation. . . . . . . . . . . . . . .   (1,710)       (2,280)

  Less treasury shares of 4,234,676 and 3,827,676,
      respectively, at cost . . . . . . . . . . . . . (56,026)      (45,437)
                                                      -------       -------
                                                      178,737       155,938
                                                     --------      --------
                                                    $ 244,428     $ 226,368
                                                     ========      ========


            See notes to consolidated financial statements.

                        CEC ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                  (Thousands, except per share data)



                                                   Three Months Ended
                                          ------------------------------------
                                          October 4, 1998   September 26. 1997
                                          ---------------   ------------------
Food and beverage revenues . . . . . . . .     $ 63,403           $ 56,649

Games and merchandise revenues . . . . . .       33,807             27,732

Franchise fees and royalties . . . . . . .          780                811

Interest income, including related party
  income of $10 and $49, respectively . . .         116                294

Joint venture income . . . . . . . . . . . .                           116
                                                --------          --------
                                                  98,106            85,602
                                                --------          --------
Costs and expenses:

  Cost of sales. . . . . . . . . . . . . . .      44,842            39,803

  Selling, general and administrative
      expenses. . . . . . . . . . . . . . . .     13,990            12,896

  Depreciation and amortization. . . . . . . .     7,036             6,412

   Interest expense. . . . . . . . . . . . . .       640               731

  Other operating expenses . . . . . . . . . .    17,334            15,619
                                                 -------           -------

                                                  83,842             75,461
                                                 -------            -------

Income before income taxes . . . . . . . . . .    14,264             10,141

Income taxes:

   Current expense . . . . . . . . . . . . . .     1,280                781

   Deferred expense. . . . . . . . . . . . . .     4,311              3,259
                                                 -------            -------
                                                   5,591              4,040
                                                 -------            -------

Net Income . . . . . . . . . . . . . . . . .     $ 8,673            $ 6,101
                                                 =======            =======

Net income applicable to common shares . . .     $ 8,588            $ 6,015
                                                 =======            =======

Earnings per share:

 Basic:

  Net income . . . . . . . . . . . . . . . .      $   .48           $   .32
                                                  =======           =======
  Weighted average shares outstanding. . . .       18,032            18,584
                                                  =======           =======

 Diluted:

  Net income   . . . . . . . . . . . . . . . .    $   .47           $   .32
                                                  =======           =======
  Weighted average shares outstanding. . . . .     18,417            19,016
                                                  =======           =======



                See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
                 (Thousands, except per share data)




                                                  Nine Months Ended
                                        -------------------------------------
                                        October 4, 1998    September 26, 1997
                                        ---------------    ------------------
Food and beverage revenues . . . . . . .    $ 191,310           $ 175,688

Games and merchandise revenues . . . . .       97,782              81,819

Franchise fees and royalties . . . . . .        2,459               2,509

Interest income, including related
      party income of $70 and $156,
      respectively. . . . . . . . . . . .         485                 818

Joint venture income . . . . . . . . . . .         20                 393
                                             --------            --------
                                              292,056             261,227
                                             --------            --------

Costs and expenses:

  Cost of sales. . . . . . . . . . . . . .    133,090             121,385

  Selling, general and administrative
     expenses, including related party
     expense of $31 in 1997 . . . . . . . .    42,101              38,938

  Depreciation and amortization. . . . . . .   20,448              19,056

  Interest expense. . . . . . . . . . . . . .   2,019               2,148

  Other operating expenses . . . . . . . . . . 49,107              46,302
                                             --------            --------
                                              246,765             227,829
                                             --------            --------
Income before income taxes . . . . . . . . .   45,291              33,398
                                             --------            --------
Income taxes:

  Current expense. . . . . . . . . . . . . .    8,194               3,340

  Deferred expense . . . . . . . . . . . . .    9,400              10,119
                                              -------             -------
                                               17,594              13,459
                                              -------             -------
Net income . . . . . . . . . . . . . . . . . $ 27,697            $ 19,939
                                              =======             =======

Net income applicable to common shares . . . $ 27,441            $ 19,683
                                              =======             =======

Earnings per share:

 Basic:

  Net income . . . . . . . . . . . . . . . . $   1.52            $   1.06
                                              =======             =======

  Weighted average shares outstanding. . . .   18,104              18,491
                                              =======             =======

 Diluted:

  Net income . . . . . . . . . . . . . . . .  $  1.48             $  1.04
                                              =======             =======

  Weighted average shares outstanding. . . .   18,591              18,885
                                              =======             =======



                 See notes to consolidated financial statements.



                              CEC ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (Unaudited)
                         (Thousands, except per share data)




          Common         Capital in               Deferred       Treasury
           Stock         Excess of     Retained   Compen-          Stock
     Shares  Par Value   Par Value     Earnings   sation     Shares    Cost
     ------  ---------  -----------    --------  --------   --------  -------
Balances, January  2, 1998 . .
     21,912   $ 2,191     $158,696     $ 42,768   $(2,280)   3,828   $(45,437)

 Net income . . . . . . . . .            27,697

 Redeemable preferred stock accretion . .   (77)

 Redeemable preferred stock dividends,
   $3.60 per share. . . . . .              (179)

 Stock options exercised. . .
        341       34         2,477

 Tax benefit from the exercise of stock
   options and stock grants . . .
                              2,769

 Acquisition of treasury stock . . .                           407    (10,589)

 Stock issued under 401(k) plan . . .
         4        1             96

Amortization of deferred compensation . . .           570

Balances, October 4, 1998. . . . .
     ------   ------      --------      -------    -------    -----  --------
     22,257   $2,226      $164,038      $70,209    $(1,710)   4,235  $(56,026)
     ======   ======      ========      =======    ========   =====  ========



                See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Thousands)



                                                    Nine Months Ended
                                           -----------------------------------
                                           October 4, 1998   September 26,1997
                                           ---------------   -----------------
Operating activities:

 Net income  . . . . . . . . . . . . . .          $27,697          $19,939

 Adjustments to reconcile net income to cash provided by operations:

  Depreciation and amortization. . . . . . . .     20,448           19,056

  Deferred tax expense . . . . . . . . . . . .      9,400           10,119

  Compensation expense under stock grant plan. .      570            1,365

  Other. . . . . . . . . . . . . . . . . . . . .       71              149

  Net change in receivables, inventory, prepaids,
       payables and accrued liabilities. . . . .    (2,939)           (986)
                                                    ------          ------

  Cash provided by operations. . . . . . . . . .    55,247          49,642

Investing activities:

  Purchases of property and equipment. . . . . .   (41,985)       (29,146)

  Additions to notes receivable. . . . . . . . . .    (235)        (1,622)

  Payments received on notes receivable. . . . . .   2,236          6,874

  Increase in investments, deferred
     charges and other assets. . . . . . . . . . .  (1,574)          (370)
                                                   -------        -------
       Cash used in investing activities . . . . . (41,558)       (24,264)
                                                   -------        -------

Financing activities:

  Payments on debt and line of credit. . . . . . .   (2,532)        (8,298)

  Exercise of stock options  . . . . . . . . . . .    2,511          2,421

  Redeemable preferred stock dividends . . . . . .     (179)          (179)

  Acquisition of treasury stock. . . . . . . . . .  (10,589)        (1,786)

  Other    . . . . . . . . . . . . . . . . . . . .       96            160
                                                    -------        -------
       Cash used in financing activities . . . . .  (10,693)        (7,682)
                                                    -------        -------
Increase in cash and cash equivalents  . . . . . .    2,996         17,696

Cash and cash equivalents, beginning of period . .    7,275          3,402
                                                   --------       --------
Cash and cash equivalents, end of period . . . . . $ 10,271       $ 21,098
                                                   ========       ========






                 See notes to consolidated financial statements.

                         CEC ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         NINE MONTHS ENDED OCTOBER 4,1998 AND SEPTEMBER 26, 1997
                               (Unaudited)



1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended October 4, 1998 and September 26, 1997 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 1998. Results of operations for the periods ended October 4, 1998 and September 26,1997 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share. The earnings per share data for 1997 has been restated to reflect this adoption. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):


                                  Three Months Ended        Nine Months Ended
                                 --------------------      -------------------
                                  Oct. 4,   Sept. 26,      Oct. 4,   Sept. 26,
                                   1998        1997          1998       1997
                                  -------   --------       -------   ---------
Net income . . . . . . . . . .    $ 8,673    $ 6,101       $ 27,697   $ 19,939

Accretion of redeemable preferred
   stock . . . . . . . . . . . .      (25)       (26)           (77)       (77)

Redeemable preferred stock
   dividends . . . . . . . . . .      (60)       (60)           (179)     (179)
                                   ------     ------          ------    ------
Adjusted income applicable to common
  and potential common shares. .
                                  $ 8,588    $ 6,015         $27,441   $19,683
                                  =======    =======         =======   =======
Basic:

 Weighted average common shares
   outstanding . . . . . . . . .   18,032     18,584          18,104    18,491
                                  =======    =======         =======   =======

 Earnings per common share. . . . $   .48    $   .32         $  1.52   $  1.06
                                  =======    =======         =======   =======
Diluted:
 Weighted average common shares
   outstanding . . . . . . . . .   18,032     18,584          18,104    18,491

 Potential common shares for stock
    options and stock grants . . .    385        432             487       394
                                  -------    -------         -------   -------
 Weighted average shares outstanding .
                                   18,417     19,016          18,591    18,885
                                  =======    =======         =======   =======
 Earnings per common and potential
    common share . . . . . . . .   $  .47     $  .32          $ 1.48    $ 1.04
                                  =======    =======         =======   =======



3.    Recent Accounting Pronouncements

     Effective for fiscal years beginning after December 15, 1997, the Financial Accounting Standards Board has issued Statements No. 130 Reporting Comprehensive Income and No. 131 Disclosure about Segments of an Enterprise and Related Information. The adoption of these pronouncements does not have a significant impact on the Company's consolidated financial position, results operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations



Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 1998 and 1997 is shown below.



                                                    Three Months Ended
                                              --------------------------------
                                               Oct. 4, 1998    Sept. 26, 1997
                                              --------------  ----------------
  Revenue  . . . . . . . . . . . . . . .          100.0%             100.0%
                                                 ------             ------
  Costs and  expenses:
    Cost of sales . . . . . . . . . . . .          45.7               46.5
    Selling, general and administrative .          14.3               15.1
    Depreciation and amortization . . . .           7.2                7.5
    Interest expense  . . . . . . . . . .            .7                 .9
     Other operating expenses . . . . . .          17.6               18.2
                                                 ------             ------
                                                   85.5               88.2
                                                 ------             ------
  Income before income taxes . . . . . . .         14.5               11.8
      Income tax expense . . . . . . . . .          5.7                4.7
                                                 ------             ------
  Net income . . . . . . . . . . . . . . .          8.8%               7.1%
                                                 ======             ======



    Revenues
    --------

     Revenues increased to $98.1 million in the third quarter of 1998 from $85.6 million in the third quarter of 1997 due to an increase of 7.7% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the third quarters of both 1998 and 1997.In addition, the Company opened nine new restaurants and acquired seven restaurants from franchisees or joint venture partners between the periods. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new
game packages.   Menu prices increased approximately 2.7% between the
periods.

   Costs and Expenses
   ------------------

     Costs and expenses as a percentage of revenues decreased to 85.5% in the third quarter of 1998 from 88.2% in the third quarter of 1997.

     Cost of sales decreased as a percentage of revenues to 45.7% in the third quarter of 1998 from 46.5% in the comparable period of 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.1% in the third quarter of 1998 from 16.6% in the third quarter of 1997 primarily due to an increase in game sales, reduced costs of certain food and beverage products and an increase in menu prices, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales decreased to 26.7% during the third quarter of 1998 compared to 27.3% in the third quarter of 1997 primarily due to the increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues decreased to 14.3% in the third quarter of 1998 from 15.1% in the third quarter of 1997 due primarily to a decrease in advertising expenses as a percentage of revenues.


     Depreciation and amortization expenses as a percentage of revenues declined to 7.2% in the third quarter of 1998 from 7.5% in the third quarter of 1997 primarily due to the increase in comparable store sales.

      Other operating expenses decreased as a percentage of revenues to 17.6% in the third quarter of 1998 from 18.2% in the third quarter of 1997 primarily due to a decline in rent expense as a percentage of revenues, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

  Net Income
  ----------

     The Company had net income of $8.7 million in the third quarter of 1998 compared to $6.1 million in the third quarter of 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $.47 per share in the third quarter of 1998 compared to $.32 per share in the third quarter of 1997.


First Nine Months of 1998 Compared to First Nine Months of 1997
---------------------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 1998 and 1997 is shown below.



                                                 Nine Months Ended
                                         ------------------------------------
                                         Oct. 4, 1998          Sept. 26, 1997
                                         ------------          --------------
  Revenue  . . . . . . . . . . . . .        100.0%                  100.0%
  Costs and  expenses:
    Cost of sales . . . . . . . . .          45.6                    46.5
    Selling, general and administrative .    14.4                    14.9
    Depreciation and amortization             7.0                     7.3
    Interest expense . . . . . . . .           .7                      .8
    Other operating expenses . . . .         16.8                    17.7
                                          -------                 -------
                                             84.5                    87.2
                                          -------                 -------
  Income before income taxes . . . .         15.5                    12.8
      Income tax expense . . . . . .          6.0                     5.2
                                          -------                 -------
  Net income . . . . . . . . . . . .          9.5%                    7.6%
                                          =======                 =======



   Revenues
   --------

     Revenues increased to $292.1 million in the first nine months of 1998 from $261.2 million in the first nine months of 1997 primarily due to an increase of 5.9% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first nine months of both 1998 and 1997. In addition, the Company opened nine new restaurants and acquired seven restaurants from franchisees or joint venture partners between the periods. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices increased approximately 2.2% between the periods.


   Costs and Expenses
   -----------------

     Costs and expenses as a percentage of revenues decreased to 84.5% in the first nine months of 1998 from 87.2% in the first nine months of 1997.

     Cost of sales decreased as a percentage of revenues to 45.6% in the first nine months of 1998 from 46.5% in the comparable period of 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.0% in the first nine months of 1998 from 16.5% in the first nine months of 1997 primarily due to an increase in game sales, reduced costs of certain food and beverage products and an increase in menu prices, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales decreased to 26.6% during the first nine months of 1998 from 27.2% in the first nine months of 1997 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

     Selling, general and administrative expenses as a percentage of revenues decreased to 14.4% in the first nine months of 1998 from 14.9% in the comparable period of 1997 primarily due to a reduction in corporate overhead costs as a percentage of revenues.

     Depreciation and amortization expenses as a percentage of revenues declined to 7.0% in the first nine months of 1998 from 7.3% in the first nine months of 1997 primarily due to the increase in comparable store sales.

       Other operating expenses decreased as a percentage of revenues to 16.8% in the first nine months of 1998 from 17.7% in the first nine months of 1997 primarily due to a decrease in insurance costs, a decrease in rent expense as a percentage of revenues, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.


  Net Income
  ----------

     The Company had net income of $27.7 million in the first nine months of 1998 compared to $19.9 million in the first nine months of 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $1.48 per share in the first nine months of 1998 compared to $1.04 per share in the first nine months of 1997.



Financial Condition, Liquidity and Capital Resources


     Cash provided by operations increased to $55.2 million in the first nine months of 1998 from $49.6 million in the comparable period of 1997. Cash outflows from investing activities for the first nine months of 1998 were $41.6 million. Cash outflows from financing activities for the first nine months of 1998 were $10.7 million primarily related to the purchase of treasury stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

  The Company plans to add an additional 18 to 22 stores in 1998 including new stores and acquisitions of existing stores from franchisees or joint venture partners. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand 15 to 20 existing stores in 1998 by an average of 1,000 to 4,000 square feet per store. The Company also plans to complete Phase II upgrades in approximately 110 stores in 1998 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During the first nine months of 1998, the Company opened eight new restaurants, acquired five restaurants from franchisees or joint venture partners, expanded ten restaurants and completed Phase II upgrades in 75 restaurants. The Company currently estimates that capital expenditures in 1998, including expenditures for upgrading existing stores, new store openings, existing store expansions and equipment investments, will be approximately $55 to $60 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

  In 1997, the Company announced that it plans to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. In July 1998, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. As of October 4, 1998, the Company has purchased shares of its common stock under the $15 million plan at an aggregate purchase price of approximately $5.8 million.

     The Company's total credit facility of $38.8 million consists of $23.8 million in term notes and a $15 million line of credit. Term notes totaling $18 million with annual principal payments of $6 million beginning in June 1999 and annual interest of 10.02% mature in 2001. Term notes totaling $5.8 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $15 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus 0.5% or LIBOR plus 1%. In June 1998, the Company's line of credit agreement was amended to extend the maturity date to June 2000. As of October 4, 1998, there were no borrowings under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

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

  No matters were submitted to a vote of security holders during the third quarter of 1998.


Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

  a)  Exhibits

   EX-27  Financial Data Schedule

  b)   Reports on Form 8-K

   None filed during the quarter for which this report is filed.

                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CEC ENTERTAINMENT, INC.



Dated: November 16, 1998                By: /s/ Larry G. Page
                                        ------------------------
                                         Larry G. Page
                                         Executive Vice President
                                         and Chief Financial Officer