Form 10-K
period 1999-01-03
SHOWBIZ PIZZA TIME INC
filed 1999-04-01
CIK 813920

FORM 10-K

(Mark One)

    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 1999.

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

    At March 12, 1999, an aggregate of 18,082,817 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 12, 1999) held by non-affiliates of the registrant was $510,288,737.



                 DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1998 annual meeting of shareholders, have been incorporated by reference in Part III of this report.





                             P A R T    I


Item 1.   Business

General

  CEC Entertainment, Inc. (the "Company")(formerly ShowBiz Pizza
Time, Inc.), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business.
The Company considers this to be its sole industry segment.

  The Company operated, as of March 12, 1999, 276 Chuck E. Cheese's Pizza ("Chuck E. Cheese's") restaurants. In addition, as of March 12, 1999, franchisees of the Company operated 54 Chuck E. Cheese's restaurants.


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

  The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 34-state area. See "Item 2. Properties."

  The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                        1998      1997      1996
                                        ----      -----     ----

Average annual revenues
  per restaurant (1)               $1,452,000  $1,437,000 $1,286,000

Number of restaurants open at end
  of period                               271         246        240

Percent of total restaurant revenues:
  Food and beverage sales                66.2%       68.2%      70.1%
  Game sales                             30.9%       28.6%      26.6%
  Merchandise sales                       2.9%        3.2%       3.3%

--------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (240, 225 and 213 restaurants in 1998, 1997 and 1996, respectively). Fiscal years 1998 and 1996 consisted of 52 weeks while 1997 consisted of 53 weeks.

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

  To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. Between March 1994 and September 1997, all Company operated restaurants were remodeled under this program. In 1997, the Company initiated a Phase II upgrade program that generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. The Company completed Phase II upgrades in 107 restaurants in 1997, 117 restaurants in 1998 and plans to upgrade the remaining 25 restaurants under this program by the end of the second quarter of 1999.

  The Company expanded the customer areas of three, seven, seven and 20 existing stores in 1995, 1996, 1997, and 1998, respectively. The Company plans to continue its strategy of expanding the customer areas of existing restaurants in 1999. The customer area is typically increased by an average of 1,000 to 4,000 square feet per store.

  The Company opened one, two and 14 new Chuck E. Cheese's restaurants in 1995, 1997 and 1998, respectively. This does not include restaurants acquired from franchisees. The Company anticipates adding approximately 25 new restaurants in 1999 through a combination of new restaurants and the acquisition of existing restaurants. The Company periodically reevaluates the site characteristics of its restaurants.
In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

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

  Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling (Sky-Tubes) or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's customer area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. These tokens are used to play the games and rides in the playroom.


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


Franchising

  The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 12, 1999, 54 Chuck E. Cheese's restaurants were operated by a total of 37 different franchisees, as compared to 61 of such restaurants at March 13, 1998. In September 1996 and December 1998, the Company purchased 19 and six Chuck E. Cheese's restaurants, respectively, owned by its then largest franchisees. In 1998, the Company sold franchise rights to open up to 10 international franchise restaurants in the future. Opportunities for further international franchise development are being reviewed by the Company.

  The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1999.

  The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales;
(ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 2.4% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.2% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 1% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.


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


Trademarks

  The Company, through a wholly owned subsidiary, owns various trademarks, including "Chuck E. Cheese" and "ShowBiz" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.


Government Regulation

  The development and operation of Chuck E. Cheese's restaurants are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans With Disabilities Act, and Family Medical Leave Act mandates. A significant portion of the Company's restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies.


Working Capital Practices

  The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy current operational needs. The Company's accounts receivable consist primarily of credit card receivables, franchise royalties, management fees and advances to managed properties.


Employees

  The Company's employment varies seasonally, with the greatest number being employed during the summer months. On March 12, 1999, the Company employed approximately 13,800 employees, including 13,600 in the operation of Chuck E. Cheese's restaurants and 200 employed by the Company in the Company's executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

  The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of March
12, 1999.

                                   Chuck E.
               Domestic            Cheese's
               --------            --------
               Alabama                  5
               Arkansas                 4
               California              51
               Colorado                 4
               Connecticut              5
               Delaware                 1
               Florida                 17
               Georgia                  7
               Idaho                    1
               Illinois                16
               Indiana                  7
               Iowa                     4
               Kansas                   3
               Kentucky                 1
               Louisiana                5
               Maryland                10
               Massachusetts           10
               Michigan                11
               Minnesota                1
               Missouri                 7
               Nevada                   2
               Nebraska                 2
               New Hampshire            2
               New Jersey               9
               New York                 7
               North Carolina           3
               Ohio                    14
               Oklahoma                 3
               Pennsylvania             9
               South Carolina           4
               Tennessee                6
               Texas                   29
               Virginia                 7
               Wisconsin                7
                                    -----
                                      274
                                    -----

               International

               Canada                   2
                                     -----

                                       276
                                    ======

  Of the 276 Chuck E. Cheese's restaurants owned by the Company as of March 12, 1999, 253 occupy leased premises and 23 occupy owned premises. The leases of these restaurants will expire at various times from 1999 to 2016, as described in the table below.


     Year of                Number of     Range of Renewal
    Expiration             Restaurants     Options (Years)
    ----------             -----------     ---------------
      1999                       10             5 to 10
      2000                       23          None to 15
      2001                       38          None to 15
      2002                       60          None to 15
      2003 and thereafter       122          None to 15


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

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                            P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

  As of March 12, 1999, there were an aggregate of 18,082,817 shares of the Company's Common Stock outstanding and approximately 2,661 stockholders of record.

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CEC". Prior to July 9, 1998, the Company's Common Stock was listed on the National Market System of the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol SHBZ. The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange and National Market System of NASDAQ:


                                       High       Low
                                      ------     ------

          1998
          - 1st  quarter           $ 33 15/16   $ 19 7/8
          - 2nd quarter              40 5/16      32 7/8
          - 3rd quarter              39 15/16     17 7/8
          - 4th quarter              30           19 1/4


         1997
          - 1st  quarter           $ 25          $ 16 1/2
          - 2nd quarter              27 3/8        17 1/4
          - 3rd quarter              26 3/4        20 1/2
          - 4th quarter              24 15/16      17 3/8



  The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of January 3, 1999 in the amount of $1.20 per share will be paid on April 5, 1999.

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

Item 6.  Selected Financial Data.


                                1998       1997      1996      1995      1994
                                -----      ----      ----      ----      ----
                                (Thousands, except per share and store  data)
Operating results (1):

Revenues . . . . . . . . . . . $379,427  $350,267  $293,990  $263,783  $268,515
Costs and expenses . . . . . .  324,395   307,558   271,769   263,408   265,402
                                -------   -------   -------   -------  --------
Income before income taxes . .   55,032    42,709    22,221       375     3,113

Income taxes:
    Current expense. . . . . .    9,160     3,417     2,855       701       869
    Deferred expense (benefit).  12,142    13,795     6,145      (389)    1,568
                                 ------    ------    ------     -----    ------
                                 21,302    17,212     9,000       312     2,437
                                 ------    ------    ------     -----    ------
Net income . . . . . . . . . .  $33,730   $25,497   $13,221    $   63    $  676
                                 ======    ======    ======     =====     =====
Per Share (2):
  Basic:
   Net income (loss) . . . . .  $ 1.85     $ 1.37    $  .71    $ (.02)    $ .02
   Weighted average shares
      outstanding . . . . . . . 18,062     18,402    18,206    18,098    18,115

  Diluted:
   Net income (loss) . . . . .  $ 1.80     $ 1.34   $   .70   $  (.02)    $ .02
   Weighted average shares
      outstanding . . . . . . . 18,540     18,817    18,477    18,098    18,191

Cash flow data:
  Cash provided by operations. $68,614    $69,478   $48,362   $27,810   $30,819
  Cash used in investing
    activities . . . . . . . . (65,622)   (43,805) (51,868)   (30,548)  (22,576)
  Cash provided by (used in)
    financing activities . . .  (7,057)   (21,800)   1,319      5,946   (10,373)

Balance sheet data:
  Total assets . . . . . . .  $252,228   $226,368 $216,580  $ 199,010 $ 188,308
  Long-term obligations (including
    current portion and redeemable
    preferred stock) . . . . .  31,911     30,713   39,571     39,244    33,223
  Shareholders' equity . . . . 183,949    155,938  141,476    126,487   125,515

Number of restaurants at year end:
 Chuck E. Cheese's:
   Company operated. . . . . . .   271        249      244       226        226
   Franchise . . . . . . . . . .    54         63       70        93        106
                                 -----      -----    -----     -----      -----
                                   325        312      314       319        332
                                 =====      =====    =====     =====      =====

----------------------

(1) Fiscal year 1997 was 53 weeks in length while all other fiscal years presented were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.


Results of Operations

 A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.


                                         1998      1997   1996
                                         -----    -----   -----
Revenues . . . . . . . . . . . .         100.0%   100.0%  100.0%
                                         ------   ------  ------
Costs and  expenses:
  Cost of sales. . . . . . . . .          45.9%    46.8%   48.7%
  Selling, general and
     administrative. . . . . . .          14.9%    15.1%   14.8%
  Depreciation and amortization.           7.3%     7.3%    8.5%
  Interest expense . . . . . . .            .7%      .8%    1.2%
  Other operating expenses . . .          16.7%    17.8%   19.2%
                                        ------    ------   ------
                                          85.5%    87.8%   92.4%
                                         ------   ------  ------
Income before income taxes . . .          14.5%    12.2%    7.6%
                                         ======   ======  ======



1998 Compared to 1997
---------------------

  Revenues increased 8.3% to $379.4 million in 1998 from $350.3 million in 1997 primarily due to an increase of 4.1% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 1998 and 1997 ("comparable store sales"). In addition, the Company opened 14 new restaurants, purchased eight restaurants from franchisees and three restaurants from joint venture partners in 1998. Fiscal years 1998 and 1997 consisted of 52 and 53 weeks, respectively.

  Income before income taxes increased to $55.0 million in 1998 from $42.7 million in 1997. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $33.7 million in 1998 from $25.5 million in 1997. The Company's diluted earnings per share increased to $1.80 per share in 1998 compared to $1.34 per share in 1997.

  Revenues
  --------

  Revenues increased to $379.4 million in 1998 from $350.3 million in 1997. Comparable store sales of Chuck E. Cheese's restaurants increased by 4.1% in 1998. In addition, the Company opened 14 new restaurants, acquired eight restaurants from franchisees and three restaurants from joint venture partners in 1998. Average annual revenues per restaurant increased to approximately $1,452,000 in 1998 from approximately $1,437,000 in 1997. Fiscal years 1998 and
1997 consisted of 52 and 53 weeks, respectively.   Management
believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at Phase II upgraded restaurants. Menu prices increased 1.8% between the two years.

  Revenues from franchise fees and royalties were $3.3 million in 1998, an increase of 2.4% from 1997, primarily due to an increase in comparable franchise store sales of 0.7% in 1998 and higher sales volumes in new franchise restaurants. During 1998, three new franchise restaurants opened, four franchise restaurants closed and eight franchise restaurants were purchased by the Company.

  Costs and Expenses
  ------------------

  Costs and expenses as a percentage of revenues decreased to 85.5% in 1998 from 87.8% in 1997.

  Cost of sales as a percentage of revenues decreased to 45.9% in 1998 from 46.8% in 1997. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 16.0% in 1998 from 16.5% in 1997 primarily due to an increase in game sales, reduced costs of certain food and beverage products and an increase in menu prices, partially offset by higher cheese costs. Restaurant labor expenses as a percentage of restaurant sales declined to 26.9% in 1998 from 27.5% in 1997 primarily due an increase in comparable store sales and more effective utilization of hourly employees.

  Selling, general and administrative expenses as a percentage of revenues decreased to 14.9% in 1998 from 15.1% in 1997 primarily due to a reduction in corporate overhead costs and advertising expense as a percentage of revenues partially offset by an increase in preopening costs.

  Depreciation and amortization expense as a percentage of revenues remained constant at 7.3% in both 1998 and 1997.

  Other operating expenses decreased as a percentage of revenues to 16.7% in 1998 from 17.8% in 1997 primarily due to a decrease in insurance costs including a reduction in prior year reserves and a decrease in rent expense as a percentage of revenues.

  Net Income
  ----------

  The Company had net income of $33.7 million in 1998 compared to $25.5 million in 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.80 per share in 1998 compared $1.34 per share in 1997.


1997 Compared to 1996
---------------------

  Revenues increased 19.1% to $350.3 million in 1997 from $294.0 million in 1996 primarily due to an increase of 10.7% in comparable store sales. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Fiscal years 1997 and 1996 consisted of 53 and 52 weeks, respectively.

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

  Other operating expenses decreased as a percentage of revenues to 17.8% in 1997 from 19.2% in 1996 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs such as rent, property taxes and insurance are fixed.


  Net Income
  ----------

  The Company had net income of $25.5 million in 1997 compared to $13.2 million in 1996 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.34 per share in 1997 compared $.70 per share in 1996.


Inflation
---------

  The Company's cost of operations, including but not limited to labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federally mandated minimum wage would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.


Financial Condition, Liquidity and Capital Resources
-----------------------------------------------------

  Cash provided by operations decreased slightly to $68.6 million in 1998 from $69.5 million in 1997 primarily due to changes in working capital. Cash outflow from investing activities for 1998 was $65.6 million. Cash outflow from financing activities in 1998 was $7.1 million primarily related to the purchase of treasury stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

  In 1999, the Company plans to add approximately 25 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or free-standing building. In addition to such new store openings, the Company plans to continue its strategy of expanding the customer area of stores. The Company also plans to complete Phase II upgrades in 25 stores in the first and second quarter of 1999 at an average cost
of $150,000 to $160,000 per store.   A Phase II upgrade generally
includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. During 1998, the Company opened 14 new restaurants, acquired eight restaurants from franchisees and three restaurants from joint venture partners, expanded the customer area of 20 restaurants and completed Phase II upgrades in 117 restaurants.

The Company currently estimates that capital expenditures in 1999, including expenditures for remodeling existing stores, new store openings, existing store expansions and equipment investments, will be approximately $65 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

  In 1997, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. In July 1998, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. As of January 3, 1999 the Company has purchased shares of its common stock under the $15 million plan at an aggregate purchase price of approximately $5.8 million.

  In 1998, the Company's line of credit agreement was amended to provide borrowings of up to $30 million and extend the maturity date to June 2000. The Company's total credit facility of $53 million at January 3, 1999 consists of $23 million in term notes and the $30 million line of credit. Term notes totaling $18 million with annual principal payments of $6 million beginning in June 1999 and annual interest of 10.02% mature in 2001. Term notes totaling $5 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $30 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at the prime rate minus 0.5% or LIBOR plus 1%. As of March 12, 1999, there were no borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

  In 1998, the Company purchased computer software and hardware which is Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Current systems may be unable to accurately process certain date-based information. The cost of the new software and hardware has been recorded as an asset and is being amortized over its estimated useful life. Other maintenance or modification costs will be expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed over the next year to have a material effect on its financial position or results of operations or cash flows. The Company expects its Year 2000 date conversion project to be completed in 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate Year 2000 issues.

  Certain statements in this report may constitute - looking statements'-looking statements.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

  The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.  Financial Statements and Supplementary Data




                       CEC ENTERTAINMENT, INC.
             YEARS ENDED JANUARY 3, 1999, JANUARY 2, 1998
                       AND DECEMBER 27, 1996

                               CONTENTS






                                                           Page
                                                           ----

Independent auditors' report . . . . . . . . . . . . . . .  15
Consolidated financial statements:
  Consolidated balance sheets. . . . . . . . . . . . . . .  16
  Consolidated statements of earnings and
     comprehensive income  . . . . . . . . . . . . . . . .  17
  Consolidated statements of shareholders' equity. . . . .  18
  Consolidated statements of cash flows. . . . . . . . . .  19
  Notes to consolidated financial statements . . . . . . .  20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. (formerly ShowBiz Pizza Time, Inc.) and subsidiaries as of January 3, 1999 and January 2, 1998, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 3, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 1999

                       CEC ENTERTAINMENT,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                 JANUARY 3, 1999 AND JANUARY 2, 1998
                    (Thousands, except share data)


                                ASSETS

                                                 January 3,      January 2,
                                                    1999            1998
                                                  -------          -------

Current assets:
 Cash and cash equivalents . . . . . . . . .      $ 3,210         $  7,275
 Accounts receivable, including receivables from
  related parties of $240 in 1997. . . . . .        4,299            2,996
 Current portion of notes receivable, including
  receivables from related parties of $199 in 1997 .   52              259
 Inventories . . . . . . . . . . . . . . . .        5,842            3,975
 Prepaid expenses. . . . . . . . . . . . . .        3,643            3,550
 Current portion of deferred tax asset . . .          720            7,237
                                                   ------           ------
  Total current assets . . . . . . . . . . .       17,766           25,292
                                                   ------           ------
Investments in related parties . . . . . . .                           668
                                                   ------           ------
Property and equipment, net. . . . . . . . .      228,531          187,433
                                                   ------           ------
Deferred tax asset . . . . . . . . . . . . .        1,036            5,988
                                                   ------           ------

Notes receivable, less current portion, including
  receivables from related parties of $361 and
  $2,516, respectively . . . . . . . . . . .         363            2,579
                                                  ------           ------
Other assets . . . . . . . . . . . . . . . .       4,532            4,408
                                                  ------            -----
                                                $252,228         $226,368
                                                  ======           ======

               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . .     $ 9,383         $ 3,376
 Accounts payable and accrued liabilities. .      32,453          35,665
                                                 -------          ------
  Total current liabilities. . . . . . . . .      41,836          39,041
                                                 -------         -------
Long-term debt, less current portion . . . .      18,922          23,826
                                                  ------          ------
Deferred rent. . . . . . . . . . . . . . . .       3,915           4,052
                                                  ------          ------
Other liabilities. . . . . . . . . . . . . .       1,300           1,300
                                                  ------          ------
Commitments and contingencies
Redeemable preferred stock, $60 par value, redeemable for
 $2,974 in 2005  . . . . . . . . . . . . . .       2,306           2,211
                                                  ------          ------
Shareholders' equity:
 Common stock, $.10 par value; authorized
   50,000,000 shares; 22,265,303 and 21,912,277
   shares issued, respectively . . . . . . .       2,227           2,191
 Capital in excess of par value. . . . . . .     163,105         158,696
 Retained earnings . . . . . . . . . . . . .      76,157          42,768
 Deferred compensation . . . . . . . . . . .      (1,520)         (2,280)
  Accumulated other comprehensive income . .           6
 Less treasury shares of 4,234,676 and 3,827,676,
   respectively, at cost . . . . . . . . . .     (56,026)        (45,437)
                                                 -------          ------
                                                 183,949         155,938
                                                  ------          ------
                                               $ 252,228       $ 226,368
                                                 =======         =======


           See notes to consolidated financial statements.

                         CEC ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                         AND COMPREHENSIVE INCOME
                       YEARS ENDED JANUARY 3, 1999,
                  JANUARY 2, 1998 AND DECEMBER 27, 1996
                    (Thousands, except per share data)



                                                   1998       1997       1996
                                                   -----      -----      -----
Food and beverage revenues . . . . . . . . .     $ 248,948 $ 235,898  $ 202,624
Games and merchandise revenues . . . . . . .       126,612   109,518     86,444
Franchise fees and royalties . . . . . . . .         3,304     3,227      3,675
Interest income, including related party
  income of $65, $244 and
  $246, respectively. . . . . . . . . . . . .          543    1,095       1,051
Joint venture income . . . . . . . . . . . .            20      529         196
                                                   -------  -------     -------
                                                   379,427  350,267     293,990
                                                   -------  -------     -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .     173,890  163,713     143,381
 Selling, general and administrative expenses,
    including related party expenses of $31 and
    $125 in 1997 and 1996, respectively. . . . .    56,690   53,037      43,534
    Depreciation and amortization. . . . . . . .    27,620   25,524      25,057
 Interest expense. . . . . . . . . . . . . . . .     2,694    2,866       3,476
 Other operating expenses. . . . . . . . . . . .    63,501   62,418      56,321
                                                   -------  -------     -------
                                                   324,395  307,558     271,769
                                                   -------  -------     -------
Income before income taxes . . . . . . . . . . .    55,032   42,709      22,221

Income taxes:
  Current expense. . . . . . . . . . . . . . . .     9,160    3,417       2,855
  Deferred expense . . . . . . . . . . . . . . .    12,142   13,795       6,145
                                                   -------  -------     -------
                                                    21,302   17,212       9,000
                                                   -------  -------     -------
Net income. . . .. . . . . . . . . . . . . . . .    33,730   25,497      13,221

Other comprehensive income, net of tax:
 Foreign currency translation . . . . . . . . . .        6
                                                   -------   -------    -------

Comprehensive income . . . . . . . . . . . . . .  $ 33,736  $ 25,497   $ 13,221

Earnings per share:
 Basic:
  Net income . . . . . . . . . . . . . . . . . .  $   1.85  $   1.37    $   .71
                                                   =======   =======     =======
  Weighted average shares outstanding. . . . . .    18,062    18,402     18,206
                                                   =======   =======     =======
 Diluted:
  Net income . . . . . . . . . . . . . . . . . .  $   1.80  $   1.34    $   .70
                                                   =======   =======    =======
  Weighted average shares outstanding. . . . . .    18,540    18,817     18,477
                                                   =======   =======    =======



             See notes to consolidated financial statements.

                       CEC ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JANUARY 3, 1999,
                   JANUARY 2, 1998 AND DECEMBER 27, 1996
                    (THOUSANDS, EXCEPT PER SHARE DATA)


                                      AMOUNTS                       SHARES
                          ------------------------------  ----------------------
                            1998       1997      1996      1998     1997    1996
                            ----       ----      ----      ----     ----    ----
Common stock and capital in
   excess of par value:
Balance, beginning of year.. $160,887  $155,947  $155,659  21,912  21,519 21,435
 Stock options exercised ...    2,573     2,592       937     349     262     77
 Tax benefit (expense)
   from exercise of stock
   options and stock grants..  1,775       (14)     (655)
 Stock issued under 401(k)
   plan .....................     97        59        52        4      3      8
 Stock grant plan............            2,293                       128
 Stock split costs ..........               10       (30)
 Cancellation of fractional
      shares..................                       (16)                    (1)
                              -------   -------   -------  ------  -----  -----
 Balance, end of year........ 165,332  160,887   155,947  22,265  21,912 21,519
                              -------   -------   -------  ======  ====== ======


Retained earnings:
 Balance, beginning of
   year...................     42,768    17,613     4,733
 Net Income...............     33,730    25,497    13,221
 Redeemable preferred
   stock accretion........       (103)     (104)     (103)
 Redeemable preferred stock
   dividend, $4.80 per share.    (238)     (238)     (238)
                               ------   -------   -------
 Balance, end of year......    76,157    42,768    17,613
                               -------  -------   -------

Deferred compensation:
 Balance, beginning of year.   (2,280)   (1,821)   (3,642)
 Amortization of deferred
   compensation............       760     1,821     1,821
 Stock grant plan..........              (2,280)
                              -------   -------   -------
 Balance, end of year.......   (1,520)   (2,280)   (1,821)
                              -------   -------   -------

Accumulated other comprehensive income:
 Foreign currency
   translation.............         6
                              -------
 Balance, end of year......         6
                              -------

Treasury shares:
 Balance, beginning of year.. (45,437)  (30,263)  (30,263)  3,828  3,109  3,109
 Treasury stock acquired..... (10,589)  (15,174)              407    719
                              -------   -------    ------  ------  -----  ------
 Balance, end of year........ (56,026)  (45,437)  (30,263)  4,235  3,828  3,109
                              -------   -------    ------  ======  =====  =====
Total shareholders' equity...$183,949  $155,938  $141,476
                              =======   =======   =======



              See notes to consolidated financial statements.

                        CEC ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED JANUARY 3, 1999,
                 JANUARY 2, 1998 AND DECEMBER 27, 1996
                              (THOUSANDS)



                                                 1998      1997       1996

                                               --------  --------   --------
Operating activities:
  Net income . . . . . . . . . . . . . . .    $ 33,730   $ 25,497    $ 13,221
  Adjustments to reconcile net income to
   cash provided by  operations:
   Depreciation and amortization . . . . .      27,620     25,524      25,057
   Deferred income tax expense . . . . . .      12,142     13,795       6,145
   Compensation expense under stock grant plan .   760      1,821       1,821
   Other . . . . . . . . . . . . . . . . .         (44)       153         615
   Net change in receivables, inventories,
    prepaids, payables and
    accrued liabilities. . . . . . . . . .      (5,594)     2,688       1,503
                                               -------    -------     -------
    Cash provided by operations. . . . . .      68,614     69,478      48,362
                                               -------    -------     -------

Investing activities:
  Purchases of property and equipment. . .     (66,704)   (48,451)    (51,719)
  Payments received on notes receivable. .       2,503      7,376       3,534
  Additions to notes receivable. . . . . .        (690)    (2,500)     (3,568)
  Change in investments and other assets .        (731)      (230)       (115)
                                               -------    -------     -------
        Cash used in investing activities.     (65,622)   (43,805)    (51,868)
                                               -------    -------     -------

Financing activities:
  Proceeds from debt and line of credit. .       4,479                  7,600
  Payments on debt and line of credit. . .      (3,376)    (9,142)     (6,995)
  Redeemable preferred stock dividends . .        (238)      (238)       (238)
  Acquisition of treasury stock. . . . . .     (10,589)   (15,174)
  Exercise of stock options. . . . . . . .       2,573      2,592         937
  Other. . . . . . . . . . . . . . . . . .          94        162          15
                                               -------    -------     -------
     Cash provided by (used in) financing
       activities. . . . . . . . . . . . .      (7,057)   (21,800)      1,319
                                               -------    -------     -------
Increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . .      (4,065)     3,873      (2,187)
Cash and cash equivalents, beginning of year .   7,275      3,402       5,589
                                               -------    -------     -------
Cash and cash equivalents, end of year . .     $ 3,210    $ 7,275     $ 3,402
                                               =======    =======     =======




           See notes to consolidated financial statements.

                       CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Operations:

   CEC Entertainment, Inc. (the "Company") operates and franchises family restaurant/entertainment centers as Chuck E. Cheese's restaurants.

  Fiscal year:

   The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 1998, 1997 and 1996 are for the fiscal years ended January 3, 1999, January 2, 1998 and December 27, 1996, respectively. Fiscal years 1998 and 1996 were each 52 weeks in length, while fiscal year 1997 was 53 weeks in length.

  Basis of consolidation:

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Foreign currency translation:

   The consolidated financial statements are presented in U.S. dollars. The assets and liabilities of theCompany's Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of other comprehensive income.

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

  Property and equipment, depreciation and amortization:

   Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method. All preopening costs are expensed as incurred.

                       CEC ENTERTAINMENT, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED):

   Deferred charges and related amortization:

   Deferred charges are amortized over various periods of up to 16 years. All amortization is provided by the straight-line method, which approximates the interest method.

  Franchise fees and royalties:

   The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee.Royalties from franchisees are accrued as earned.

  Impairment of intangibles and long-lived assets:

   Impairment losses are recognized if the future cash flows expected to be generated by the operations applicable to the intangibles and long-lived assets are less than the carrying value of the assets. The impairment loss is equal to the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

  Accounting for stock-based compensation:

   As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock- Based compensation," the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and has disclosed the proforma effects of SFAS 123 (Note 17).

  Recent accounting pronouncements:

   The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" which became effective for years beginning after December 15, 1997. Comprehensive income includes changes in equity from transactions and events from nonowner sources.

   Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" became effective for years beginning after December 15, 1997. The Company is not engaged in multiple business or geographic segments requiring separate disclosure under SFAS 131.

                       CEC ENTERTAINMENT, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


2. ACCOUNTS RECEIVABLE:


                                                        1998        1997
                                                    -----------------------
                                                          (THOUSANDS)
  Trade. . . . . . . . . . . . . . . . . . . . . .    $ 1,358     $ 1,112
  Other. . . . . . . . . . . . . . . . . . . . . .      2,954       1,908
                                                      -------     -------
                                                        4,312       3,020
  Less allowance for doubtful collection . . . . .        (13)        (24)
                                                      -------      ------
                                                      $ 4,299     $ 2,996
                                                      =======     =======



3. NOTES RECEIVABLE:

   The Company's notes receivable at January 3, 1999 and January 2, 1998 arose principally as a result of lines of credit established with the International Association of CEC Entertainment, Inc., a related party (Note 16), and advances to franchisees, joint ventures and managed properties. All obligors under the notes receivable are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $84,000 at both January 3, 1999 and January 2, 1998.


4. PROPERTY  AND  EQUIPMENT:


                                              ESTIMATED
                                                LIVES         1998     1997
                                          ----------------   ------   ------
                                              (IN YEARS)      (THOUSANDS)
  Land . . . . . . . . . . . . . .                 -        $ 8,285   $ 7,515
  Leasehold improvements . . . . .               4 - 20     164,380   150,565
  Buildings  . . . . . . . . . . .               4 - 25      10,788    10,348
  Furniture, fixtures and equipment. . .         2 - 15     172,028   140,612
  Property leased under capital leases(Note 6). 10 - 15         449     1,271
                                                            -------   -------
                                                            355,930   310,311
  Less accumulated depreciation and amortization . .       (132,432) (124,640)
                                                            -------   -------
                                                            223,498   185,671
  Construction in progress . . . . . . . . . . . . .          5,033     1,762
                                                            -------   -------
                                                           $228,531  $187,433
                                                           ========  ========



5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                             1998      1997
                                                            ------    -------
                                                               (THOUSANDS)
  Accounts payable . . . . . . . . . . . . . .             $ 13,810  $ 13,162
  Salaries and wages . . . . . . . . . . . . .                7,030     6,591
  Insurance. . . . . . . . . . . . . . . . . .                4,167     8,532
  Taxes, other than income . . . . . . . . . .                4,370     4,096
  Other. . . . . . . . . . . . . . . . . . . .                3,076     3,284
                                                            -------   -------
                                                           $ 32,453  $ 35,665
                                                            =======   =======


                       CEC ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


6. LEASES:

   The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 7 to 30 years with various renewal options.

     Following is a summary of property leased under capital leases:



                                                          1998        1997
                                                         ------      ------
                                                             (THOUSANDS)
     Buildings and improvements. . . . . . . .           $   449    $ 1,271
     Less accumulated depreciation . . . . . .              (239)    (1,031)
                                                         -------    -------
                                                         $   210    $   240
                                                         =======    =======



   Scheduled annual maturities of the obligations for capital and operating leases as of January 3, 1999, are as follows:


  YEARS                                              CAPITAL      OPERATING
 -------                                            ---------    -----------
                                                          (THOUSANDS)
  1999 . . . . . . . . . . . . . . . . . . . . . .     $ 184      $ 34,241
  2000 . . . . . . . . . . . . . . . . . . . . . .       187        33,091
  2001 . . . . . . . . . . . . . . . . . . . . . .       214        30,078
  2002 . . . . . . . . . . . . . . . . . . . . . .       214        22,447
  2003 . . . . . . . . . . . . . . . . . . . . . .       214        13,613
  2004-2009 (aggregate payments) . . . . . . . . .       409        30,947
                                                       -----       -------
  Minimum future lease payments  . . . . . . . . .     1,422      $164,417
  Less amounts representing interest . . . . . . .      (595)     ========
                                                       -----
  Present value of future minimum lease payments .       827
  Less current portion . . . . . . . . . . . . . .       (50)
                                                       -----
                                                       $ 777
                                                       =====


   Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.


   The Company's rent expense is comprised of the following:


                                            1998         1997           1996
                                           -----        ------         ------
                                                       (THOUSANDS)

    Minimum. . . . . . . . . . . . . . . . $ 34,276     $ 32,694      $ 30,484
    Contingent. . . . . . . . . . . . . . .     365          276           195
                                            -------     --------      --------
                                           $ 34,641     $ 32,970      $ 30,679
                                            =======      =======       =======

                          CEC ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        YEARS ENDED JANUARY 3, 1999,
                    JANUARY 2, 1998 AND DECEMBER 27, 1996


7. LONG-TERM DEBT:

                                                           1998         1997
                                                          -------      ------
                                                            (THOUSANDS)
  Term loans, 10.02%, due June 2001. . . . . . . .     $ 18,000     $ 18,000
  Term loans, LIBOR plus 3.5%, due June 2000 . . .        5,000        8,332
  Revolving bank loan, prime minus 0.5% to plus
   0.5% or LIBOR plus 1% to 2.5%, due June 2000. .        4,478
  Obligations under capital leases (Note 6). . . .          827          870
                                                        -------      -------
                                                         28,305       27,202
  Less current portion . . . . . . . . . . . . . .       (9,383)      (3,376)
                                                        -------      -------
                                                       $ 18,922     $ 23,826
                                                        =======      =======


   In 1998, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $30 million expiring in June 2000. As of January 3,1999, the Company's credit facility totals $53 million, which consists of $23 million in term notes and the $30 million line of credit. Interest on the term notes is payable quarterly. Interest under the line of credit is payable quarterly and dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (7.25% at January 3, 1999) minus 0.5% or, at the Company's option, LIBOR (5.066% at January 3, 1999) plus 1%.

  At January 3, 1999, there was $4.5 million outstanding under the line of credit. A 3/8% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The weighted average interest rate on long-term debt was 9.62% and 9.73% in 1998 and 1997, respectively.

   As of January 3, 1999, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):



           YEARS                                          AMOUNT
         ---------                                      ---------
           1999  .....................................   $ 9,333
           2000  .....................................    12,145
           2001  .....................................     6,000
                                                         -------
                                                         $27,478
                                                         =======


8. LITIGATION:

   From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


9. REDEEMABLE PREFERRED STOCK:

   As of January 3, 1999 and January 2, 1998, the Company had 49,441 and 49,570 shares, respectively, of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of January 3, 1999, one quarterly dividend, totaling $59,329 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value of the redemption price and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders will be able to elect a majority of the directors of the Company.

                       CEC ENTERTAINMENT, INC.
       NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


10. EARNINGS PER COMMON SHARE:

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

   Earnings per common and potential common shares were computed as follows (thousands, except per share data):


                                                 1998       1997       1996
                                               --------   --------   -------
  Net income . . . . . . . . . . . . . . . . . $ 33,730   $ 25,497   $ 13,221
  Accretion of redeemable preferred stock. . .     (103)      (104)      (103)
  Redeemable preferred stock dividends . . . .     (238)      (238)      (238)
                                                -------    -------    -------
  Net income applicable to common shares . . . $ 33,389   $ 25,155   $ 12,880
                                                =======    =======    =======
  Basic:
   Weighted average common shares outstanding. . 18,062     18,402     18,206
                                                =======    ========   =======
   Earnings per common share . . . . . . . . .  $  1.85    $  1.37    $   .71
                                                =======    =======    =======

  Diluted:
   Weighted average common shares outstanding. . 18,062     18,402     18,206
   Potential common shares for stock options
      and stock grants. . . . . . . . . . . . .     478        415        271
                                                 ------     ------     ------
   Weighted average shares outstanding. . . . .  18,540     18,817     18,477
                                                 ======     ======    =======
   Earnings per common and potential
      common shares . . . . . . . . . . . . . . $  1.80    $  1.34    $   .70
                                                =======    =======    =======



11. FRANCHISE FEES AND ROYALTIES:

   At January 3, 1999, 54 Chuck E. Cheese's restaurants were operated by a total of 37 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

   Initial franchise fees included in revenues were $373,000, $172,000 and $274,000 in 1998, 1997 and 1996, respectively.


12. COST OF SALES:


                                                 1998       1997      1996
                                                ------     ------   -------
                                                       (THOUSANDS)
  Food, beverage and related supplies. . . . . $ 52,958  $ 50,355   $ 45,681
  Games and merchandise. . . . . . . . . . . .   19,625    18,339     14,816
  Labor. . . . . . . . . . . . . . . . . . . .  101,307    95,019     82,884
                                                -------   -------    -------
                                               $173,890  $163,713    $143,381
                                                =======   =======    =======

                       CEC ENTERTAINMENT, INC.
       NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


13. INCOME TAXES:

   The significant components of income tax expense are as follows:


                                                     1998      1997      1996
                                                    ------    ------    ------
                                                          (THOUSANDS)
  Current expense. . . . . . . . . . . . . . . . . $ 9,160   $ 3,417   $ 2,855
  Deferred expense:
   Utilization of operating loss carryforwards . .            16,693     8,664
   Utilization of tax credit carryforwards . . . .   6,595                (475)
   Other . . . . . . . . . . . . . . . . . . . . .   5,547    (2,898)   (2,044)
                                                   -------   -------    ------
                                                  $ 21,302  $ 17,212   $ 9,000
                                                   =======   =======    ======


   Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at January 3, 1999 and January 2, 1998 are as follows:

                                                          1998        1997
                                                      ----------   ----------
                                                              (THOUSANDS)
  Deferred Tax Asset:
   Current:
     Deferred tax assets:
     Tax credit carryforwards. . . . . . . . . . .                  $ 6,595
     Accrued vacation. . . . . . . . . . . . . . .     $  404           358
     Unearned gift certificates  . . . . . . . . .        115            72
     Other . . . . . . . . . . . . . . . . . . . .        201           212
                                                       ------        ------
    Net current deferred tax asset . . . . . . . .        720         7,237
                                                       ------        ------
    Non-Current:
       Deferred tax assets:
     Deferred gain . . . . . . . . . . . . . . . .                    3,605
     Deferred rent . . . . . . . . . . . . . . . .      1,365         1,411
     Asset impairments . . . . . . . . . . . . . .        412           412
     Unearned franchise fees . . . . . . . . . . .        165           219
     Other . . . . . . . . . . . . . . . . . . . .        250           705
                                                      -------        ------
                                                        2,192         6,352
                                                      -------        ------

   Deferred tax liabilities:
      Depreciation . . . . . . . . . . . . . . . .     (1,156)        (364)
                                                      -------      -------
    Net non-current deferred tax asset . . . . . .      1,036        5,988
                                                      -------      -------
  Net deferred tax asset . . . . . . . . . . . . .   $  1,756     $ 13,225
                                                      =======      =======


                       CEC ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996


13. INCOME TAXES (CONTINUED):

   A reconciliation of the statutory rate to taxes provided is as follows:


                                                    1998      1997      1996
                                                   ------    ------    ------
                                                           (THOUSANDS)
  Statutory rate . . . . . . . . . . . . . .        35.0%     35.0%     35.0%
  State income taxes . . . . . . . . . . . .         6.2%      8.1%      9.0%
  Tax credits earned . . . . . . . . . . . .                            (2.1%)
  Other  . . . . . . . . . . . . . . . . . .        (2.5%)    (2.8%)    (1.4%)
                                                   ------    ------    ------
  Income taxes provided. . . . . . . . . . .        38.7%     40.3%     40.5%
                                                   ======    ======    ======



14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The Company has certain financial instruments consisting primarily of cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million.


15.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                1998       1997       1996
                                               ------     ------     ------
                                                       (THOUSANDS)
  Cash paid during the year for:
   Interest. . . . . . . . . . . . . . . . . . $2,681     $2,961   $3,429
   Income taxes  . . . . . . . . . . . . . . .  9,924      2,753    2,222

  Supplemental schedule of noncash investing
     and financing activities:
   Notes and accounts receivable canceled in
      connection with the acquisition of
      property and equipment. . . . . . . . . .   834
   Investment canceled in connection with
       the acquisition of
       property and equipment . . . . . . . . .   668



16.  RELATED PARTY TRANSACTIONS:

   The Hallwood Group, Incorporated ("Hallwood") was the beneficial owner of approximately 2.6 million shares or 14.2% of the outstanding common stock of the Company prior to a secondary public offering in March 1997 in which Hallwood and certain of its affiliates sold all shares held. The directors of Hallwood had served as a majority of the directors of the Company, but resigned after the public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.However, the Company paid $305,000 in expenses for the offering.

   The Company made payments to Hallwood of $31,000 in 1997 and $125,000 in 1996 for consulting services. The consulting agreement terminated upon the closing of the public offering.In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company had assigned to Hallwood its sublease interest in the home office building with a fair value of approximately $120,000 per year.

                       CEC ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996



16.  RELATED PARTY TRANSACTIONS (CONTINUED):


   The Company had advanced amounts to a joint venture in which the Company had a 50% interest or less. At January 2, 1998 approximately $610,000 was outstanding under this note. Principal and interest were payable in monthly installments, with interest at prime. The Company also had miscellaneous accounts receivable from the joint venture of approximately $229,000 at January 2, 1998. In January 1998, the Company acquired the interest of its joint venture partner for cash plus forgiveness of all receivables.

   The Company has granted three separate operating lines of credit to the International Association of CEC Entertainment, Inc. (the "Association"). In December 1998, the lines were renewed to provide the Association with available borrowings of $1.7 million at 10.5% interest and are due December 31, 1999. The Association develops entertainment attractions and produces system wide advertising. Five officers of the Association are also officers of the Company. At January 3, 1999 and January 2, 1998, approximately $361,000 and $2,105,000, respectively, was outstanding under these lines of credit. The Company also had miscellaneous accounts receivable from the Association of $11,000 at January 2, 1998.


17.  EMPLOYEE BENEFIT PLANS:

   The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and d) a retirement and savings plan.

   The Company's common stock which could be issued under its initial employee stock option plan was 2,772,038 shares. Any shares granted under this plan had to be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 925,000 shares may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

   In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 150,000 shares and the exercise price for options granted may not be less than the fair market value of the Company's common stock at the date of grant.

                       CEC ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996



17.  EMPLOYEE BENEFIT PLANS (CONTINUED):

   At January 3, 1999, there were 562,623 shares available for grant. Stock option transactions are summarized as follows for all plans:


                                                         WEIGHTED AVERAGE
                            NUMBER OF SHARES         EXERCISE PRICE PER SHARE
                        --------------------------   -------------------------
                          1998     1997      1996      1998     1997     1996
                          ----     ----      ----      ----     ----     ----
Options outstanding,
   beginning of year. 1,586,298  1,010,511   848,942  $13.70    $8.58    $9.08
 Granted  . . . . .     344,612    944,715   276,734   21.91    17.87     8.39
 Exercised. . . . .    (348,836)  (261,445)  (77,495)   7.37     9.92    12.10
 Terminated . . . .     (47,758)  (107,483)  (37,670)  20.11    11.36    11.01
                       --------  ---------  --------
 Options outstanding,
   end of year  . . . 1,534,316  1,586,298 1,010,511   16.79    13.70     8.58
                      =========  ========= =========


    All stock options are granted at no less than fair market value of the common stock at the grant date. The estimated fair value of options granted was $7.54, $6.12 and $3.08 per share in 1998, 1997 and 1996, respectively.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: risk free interest rate of 4.6%, 5.9% and 6.5% in 1998, 1997 and 1996, respectively; no dividend yield; expected lives of four years; and expected volatility of 30% in 1998 and 40% in 1997 and 1996. Stock options expire five and seven years from the grant date. Stock options vest over various periods ranging from one to four years. The number of stock option shares exercisable at January 3, 1999 was 504,564. These stock options have exercise prices ranging from $5.29 to $20.50 per share and have a weighted average exercise price of $12.84 per share. In January 1999, the Company granted 493,926 additional options at an exercise price of $26.25 per share.

   The number of shares of the Company's common stock which may have been awarded to senior executives of the Company under the Stock Grant Plan was 1,718,637 shares. No further shares may be awarded under this plan after December 1998. In 1997, 128,500 shares were awarded in connection with an employment agreement effective January 1998. No grants were awarded in 1998 or 1996. Compensation expense recognized by the Company pursuant to this plan was $760,000 in 1998 and $1,821,000 per yearin 1997 and 1996.
All shares vest over periods ranging from 3 years to 6 years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods.

   As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993 and $2.3 million in 1997. The deferred compensation is amortized over the compensated periods of service.

   The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $31.6 million, $23.1 million and $12.8 million in 1998, 1997 and 1996, respectively. Proforma earnings per share assuming dilution would have been $1.71, $1.23 and $.67 per share in 1998, 1997 and 1996, respectively.

                       CEC ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JANUARY 3, 1999,
                JANUARY 2, 1998 AND DECEMBER 27, 1996



17. EMPLOYEE BENEFIT PLANS (CONTINUED):

   The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. The Company made contributions of approximately $97,000 and $59,000 in common stock for the 1997 and 1996 plan years, respectively. The Company plans to contribute $138,000 in common stock for the 1998 plan year.


18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following summarizes the unaudited quarterly results of operations for the years ended January 3, 1999 and January 2, 1998 (thousands, except per share data).



                                        Fiscal year ended January 3, 1999
                                     --------------------------------------
                                       April 5    July 5   Oct. 4   Jan. 3
                                       -------    ------   ------   ------
  Revenues . . . . . . . . . .        $105,049  $ 88,901  $ 98,106 $ 87,371
  Income before income taxes .          19,215    11,813    14,264    9,740
  Net income . . . . . . . . .          11,683     7,341     8,673    6,033

  Earnings Per Share:
    Basic  . . . . . . . . . .         $   .64  $    .40  $    .48 $    .33
    Diluted  . . . . . . . . .             .63       .39       .47      .33




                                       Fiscal year ended January 2, 1998
                                    ----------------------------------------
                                     March 28   June 27  Sept. 26   Jan. 2
                                     --------   -------  --------   ------
  Revenues . . . . . . . . . .       $ 91,594  $ 84,031  $ 85,602  $ 89,040
  Income before income taxes .         13,333     9,924    10,141     9,311
  Net income . . . . . . . . .          7,933     5,905     6,101     5,558

  Earnings Per Share:
   Basic . . . . . . . . . . .       $    .43  $    .32   $   .32   $   .30
   Diluted . . . . . . . . . .            .42       .31       .32      .30




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                           P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and incorporated herein by reference thereto.


Item 11.  Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and incorporated herein by reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference thereto.



                            P A R T   I V


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

        (1) Financial Statements and Supplementary Data:

     Independent auditors' report.
     CEC Entertainment, Inc. consolidated financial statements:
        Consolidated balance sheets as of January 3, 1999 and January 2, 1998. Consolidated statements of earnings for the years ended January 3,
          1999, January 2, 1998, and December 27, 1996.
        Consolidated statements of shareholders' equity for the years ended
          January 3, 1999, January 2, 1998,
          and December 27, 1996.
        Consolidated statements of cash flows for the years ended January 3,
          1999, January 2, 1998, and December 27, 1996.
        Notes to consolidated financial statements.

     (2)  Exhibits:

     Number   Description

     3(a)(1) Restated Articles of Incorporation of the Company, dated November 26,1996 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No.333-22229)and incorporated herein by reference).

     3(a)(2) Amendment to the Restated Articles of Incorporation of the Company,dated June 25,1998 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference).

     3(b)(1)   Restated Bylaws of the Company, dated August 16, 1994 (filed as
               Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

     3(b)(2) Amendment to the Bylaws, dated May 5, 1995 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

 10(a)(1) Amended and Restated Employment Agreement dated April 14, 1993, between the Company and Richard M. Frank (filed as Exhibit 10(a)
               (8) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993, and incorporated herein by reference).

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

 10(b) Stock Grant Trust Agreement dated January 29, 1992, among the Company, Richard M. Frank, Ronald F. Saupe and Kevin J. Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991,and incorporated herein by reference).

 10(c)(1) Employment Agreement dated January 4, 1994, between the Company and Michael H. Magusiak (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
               1993, and incorporated herein by reference).

 10(c)(2) Amendment to the Employment Agreement dated December 11, 1997, between the Company and Michael H. Magusiak (filed as Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

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

  10(f)(2) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as Exhibit 10(c)
               (2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

  10(h)(3) Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts
             Mutual Life Insurance Company and the Company(filed as Exhibit 10(e)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

10(k)(1) Loan Agreement in the stated amount of $5,000,000.00, dated June 27, 1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(h)(1)to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

10(m)(1) Second Modification And Extension Agreement, in the stated amount of $15,000,000.00, dated June 14, 1998, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference).

10(m)(2) Second Restated Revolving Credit Note, in the stated amount of $15,000,000.00, dated June 14, 1998, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference).

10(n)(1) Third Modification Agreement, in the stated amount of $30,000,000.00, dated December 4,1998, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5,1998, and incorporated herein by reference).

10(n)(2) Third Restated Revolving Credit Note, in the stated amount of $30,000,000.00, dated December 4, 1998, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarterended July 5, 1998, and incorporated herein by reference).

10(o)(1) Supplemental Agreement, dated as of September 29, 1997, relating to the Note Purchase Agreements dated as of June 15, 1995, between Allstate Life Insurance Company, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Value Partners Limited, CM Life Insurance Company, Modern Woodmen of America and the Company (filed as Exhibit 10(m)(1) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(o)(2) Supplemental Agreement, dated as of September 29, 1997, relating to the Note Purchase Agreements dated as of June 15, 1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(m)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(p)(1) 1988 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(p)(2) Specimen form of Contract under the 1988 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(q)(1) 1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to Form S-8 (No. 333-41039),and incorporated herein by reference).

10(q)(2) Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company's Annual Report on
             Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(r)(1) Stock Grant Plan of the Company, as amended to date (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31,1993, and incorporated herein by reference).

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

 10(t)(1) Specimen form of the Company's current Franchise Agreement (filed as Exhibit 10(r)(1) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

 10(t)(2) Specimen form of the Company's current Development Agreement (filed as Exhibit10(r)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

 10(u)(1) Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

 10(u)(2) Form of Certificate of Designation of the Preferred Shares under the Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit B to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

10(u)(3) Form of Right Certificate under the Rights Agreement, dated as on November 19,1997, by and between the Company and the Rights Agent (filed as Exhibit C to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     23      Independent Auditors Consent of  Deloitte & Touche LLP

   (b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1998.


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


   (c) FINANCIAL STATEMENTS EXCLUDED FROM THE ANNUAL REPORT TO SHAREHOLDERS BY RULE 14A-3(B):

     No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a-3(b).

                                SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,THEREUNTO DULY AUTHORIZED.



   Dated: March 31, 1999            CEC Entertainment, Inc.



                                   By: /s/ Richard M. Frank
                                   ------------------------------
                                   Richard M. Frank
                                   Chairman of the Board and
                                   Chief Executive Officer


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


   Signature                  Title                   Date
   ---------                 -------                --------

 /s/ Richard M. Frank      Chairman of the Board,    March 31, 1999
---------------------
  Richard M. Frank         Chief Executive Officer,
                           and Director (Principal
                           Executive Officer)

 /s/ Michael H. Magusiak   President and Director    March 31, 1999
------------------------
  Michael H. Magusiak


 /s/ Larry G. Page         Executive Vice President,  March 31, 1999
------------------------
  Larry G. Page            Treasurer, (Principal
                           Financial Officer and
                           Principal Accounting
                           Officer)


 /s/Raymond E. Wooldridge  Director                   March 31, 1999
-------------------------
   Ray Wooldridge


 /s/ Tim T. Morris         Director                   March 31, 1999
-------------------------
  Tim T. Morris


 /s/   Walter Tyree        Director                   March 31, 1999
-------------------------
    Walter Tyree


 /s/ Louis P. Neeb         Director                   March 31, 1999
-------------------------
  Louis P. Neeb


 /s/ Cynthia I. Pharr      Director                   March 31, 1999
-------------------------
  Cynthia I. Pharr

                            EXHIBIT INDEX

Exhibit No.      Description
----------       -----------

10(n)(1) Third Modification agreement, in the stated amount of $30,000,000.00, dated December 4, 1998, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(a)(1) to the Company's Quarterly report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference.


10(n)(2) Third Restated Revolving Credit Note, in the stated amount of $30,000,000.00, dated December 4, 1998, between Bank One Texas, N.A. and the Company (filed as Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5,1998, and incorporated herein.



23             Independent Auditor's Consent of Deloitte & Touche LLP