Form 10-Q
period 1999-04-04
SHOWBIZ PIZZA TIME INC
filed 1999-05-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1999

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

    At April 4, 1999, an aggregate of 18,103,963 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.



                  PART  I  -  FINANCIAL  INFORMATION



Item 1.  Financial  Statements



                       CEC ENTERTAINMENT, INC.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                           Page
                                                            ---

Consolidated balance sheets. . . . . . . . . . . . . . . .   2

Consolidated statements of earnings and comprehensive
   income. . . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated statement of shareholders' equity . . . . . .   4

Consolidated statements of cash flows. . . . . . . . . . .   5

Notes to consolidated financial statements . . . . . . . .   6

                            CEC ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE  SHEETS
                         (Thousands, except share data)

                                     ASSETS


                                             April 4,       January 3,
                                               1999            1999
                                             -------        ---------
                                           (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . .  $ 8,265         $ 3,210
 Accounts receivable . . . . . . . . . . . .    3,966           4,299
 Current portion of notes receivable . . . .       19              52
 Inventories . . . . . . . . . . . . . . . .    6,357           5,842
 Prepaid expenses. . . . . . . . . . . . . .    3,948           3,643
 Current portion of deferred tax asset . . .      720             720
                                              -------         -------
  Total current assets . . . . . . . . . . .   23,275          17,766
                                              -------         -------
Property and equipment, net  . . . . . . . .  240,436         228,531
                                              -------         -------
Deferred tax asset . . . . . . . . . . . . .      610           1,036
                                              -------         -------
Notes receivable, less current portion,
   including receivables from
   related parties of $537 and
   $361, respectively  . . . . . . . . . . .      519             363
                                              -------         -------
Other assets . . . . . . . . . . . . . . . .    5,023           4,532
                                              -------         -------
                                             $269,863        $252,228
                                              =======         =======


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY


Current liabilities:
 Current portion of long-term debt . . . . .  $ 9,385        $ 9,383
 Accounts payable and accrued liabilities. .   39,619         32,453
                                              -------        -------
   Total current liabilities. . . . . . . . .  49,004         41,836
                                              -------        -------
Long-term debt, less current portion . . . .   13,596         18,922
                                              -------        -------
Deferred rent. . . . . . . . . . . . . . . .    3,888          3,915
                                              -------        -------
Other liabilities. . . . . . . . . . . . . .    1,300          1,300
                                              -------        -------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . .    2,331          2,306
                                              -------        -------
Shareholders' equity:
 Common stock, $.10 par value; authorized
   100,000,000 shares; 22,338,639 and
   22,265,303 shares issued, respectively  .    2,234          2,227
 Capital in excess of par value. . . . . . .  164,403        163,105
 Retained earnings . . . . . . . . . . . . .   90,453         76,157
 Deferred compensation . . . . . . . . . . .   (1,329)        (1,520)
 Accumulated other comprehensive income. . .        9              6
 Less treasury shares of 4,234,676 at both
   dates, at cost. . . . . . . . . . . . . .  (56,026)       (56,026)
                                              -------        -------
                                              199,744        183,949
                                              -------        -------
                                             $269,863       $252,228
                                              =======        =======


           See notes to consolidated financial statements.

                            CEC ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)
                       (Thousands, except per share data)



                                                  Three Months Ended
                                          --------------------------------
                                          April 4, 1999     April 3, 1998
                                           ------------      -------------
Food and beverage revenues . . . . . . . .    $ 76,544          $ 70,306
Games and merchandise revenues . . . . . .      40,992            33,736
Franchise fees and royalties . . . . . . .         812               870
Interest income, including related party
   income of $17 and $47,
   respectively. . . . . . . . . . . . . .          49               137
                                               -------           -------
                                               118,397           105,049
                                               -------           -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .      51,610            47,163
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . .      17,087            14,975
 Depreciation and amortization . . . . . .       7,467             6,643
   Interest expense. . . . . . . . . . . .         695               699
 Other operating expenses. . . . . . . . .      17,885            16,354
                                               -------           -------
                                                94,744            85,834
                                               -------           -------

Income before income taxes . . . . . . . .      23,653            19,215
                                               -------           -------
Income taxes:
 Current expense . . . . . . . . . . . . .       8,846             4,765
 Deferred expense. . . . . . . . . . . . .         426             2,767
                                               -------           -------
                                                 9,272             7,532
                                               -------           -------
Net income . . . . . . . . . . . . . . . .      14,381            11,683

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . .           3
                                               -------           -------
Comprehensive income . . . . . . . . . . .     $14,384           $11,683
                                               =======           =======
Earnings per share:

 Basic:
 Net income. . . . . . . . . . . . . . . .     $   .79           $   .64
                                               =======           =======
 Weighted average shares outstanding . . .      17,986            18,046
                                               =======           =======

 Diluted:
 Net income  . . . . . . . . . . . . . . .     $   .78           $   .63
                                               =======           =======
 Weighted average shares outstanding . . .      18,415            18,553
                                               =======           =======



                See notes to consolidated financial statements.

                            CEC ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Thousands, except per share data)


                                                 Amounts          Shares
                                                  ------          ------
Common stock and capital in excess of par value
 Balance, beginning of year. . . . . . . .      $ 165,332         22,265
 Stock options exercised . . . . . . . . .            774             69
 Net tax benefit from exercise of options
    and stock grants . . . . . . . . . . .            393
 Stock issued under 401(k) plan. . . . . .            138              5
                                                  -------        -------
 Balance, April 4, 1999. . . . . . . . . .        166,637         22,339
                                                  -------        =======

Retained earnings:
 Balance, beginning of year. . . . . . . .         76,157
 Net income. . . . . . . . . . . . . . . .         14,381
 Redeemable preferred stock accretion. . .            (25)
 Redeemable preferred stock dividend,
   $1.20 per share . . . . . . . . . . . .            (60)
                                                  -------
 Balance, April 4, 1999. . . . . . . . . .         90,453
                                                  -------
Deferred compensation:
 Balance, beginning of year. . . . . . . .         (1,520)
 Amortization of deferred compensation . .            191
                                                  -------
 Balance, April 4, 1999. . . . . . . . . .         (1,329)
                                                  -------
Accumulated other comprehensive income:
 Balance, beginning of year. . . . . . . .              6
 Foreign currency translation. . . . . . .              3
                                                   ------
 Balance, April 4, 1999. . . . . . . . . .              9
                                                   ------
Treasury shares:
 Balance, beginning of year. . . . . . . .        (56,026)          4,235
                                                  -------         -------
 Balance, April 4, 1999. . . . . . . . . .        (56,026)          4,235
                                                  -------         =======
Total shareholder's equity . . . . . . . .      $ 199,744
                                                  =======




                  See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                    (Thousands)


                                                    Three Months Ended
                                            --------------------------------
                                            April 4, 1999      April 3, 1998
                                             ------------      ------------
Operating activities:
  Net income . . . . . . . . . . . . . . . .     $14,381        $11,683
  Adjustments to reconcile net income to
   cash provided by operations:
   Depreciation and amortization . . . . . .       7,467          6,643
   Deferred tax expense. . . . . . . . . . .         426          2,767
   Compensation expense under stock
    grant plan . . . . . . . . . . . . . . .         191            190
   Other . . . . . . . . . . . . . . . . . .         (22)            46
   Net change in receivables, inventory,
    prepaids, payables and accrued liabilities. .  6,679          3,084
                                                 -------        -------
        Cash provided by operations. . . . .      29,122         24,413
                                                 -------        -------
Investing activities:
  Purchases of property and equipment. . . .     (19,249)       (13,348)
  Additions to notes receivable. . . . . . .        (876)
  Payments received on notes receivable. . .         753          1,010
  Net change in investments, deferred
   charges and other assets. . . . . . . . .        (618)        (3,124)
                                                 -------        -------
      Cash used in investing activities. . .     (19,990)       (15,462)
                                                 -------        -------

Financing activities:
  Payments on debt and line of credit. . . .     (10,845)          (843)
  Proceeds on debt and line of credit. . . .       5,521
  Exercise of stock options  . . . . . . . .         774          1,283
  Redeemable preferred stock dividends . . .         (60)           (60)
  Other. . . . . . . . . . . . . . . . . . .         533             (2)
                                                 -------        -------
     Cash provided by (used in) financing
       activities. . . . . . . . . . . . . .      (4,077)           378
                                                 -------        -------
Increase in cash and cash equivalents  . . .       5,055          9,329
Cash and cash equivalents, beginning of
   period. . . . . . . . . . . . . . . . . .       3,210          7,275
                                                 -------        -------
Cash and cash equivalents, end of period . .     $ 8,265       $ 16,604
                                                 =======        =======




                  See notes to consolidated financial statements.

                            CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended April 4, 1999 and April 3, 1998 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 3, 1999. Results of operations for the periods ended April 4, 1999 and April 3, 1998 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                        Three Months Ended
                                                    ------------------------
                                                     April 4,       April 3,
                                                      1999            1998
                                                      ------         ------
Net income . . . . . . . . . . . . . . . . . .        $14,381        $11,683
Accretion of redeemable preferred stock. . . .            (25)           (26)
Redeemable preferred stock dividends . . . . .            (60)           (60)
                                                      -------        -------
Adjusted income applicable to
   common and potential common shares. . . . . .      $14,296        $11,597
                                                      =======        =======
Basic:
    Weighted average common shares outstanding .       17,986         18,046
                                                      =======        =======
    Earnings per common share. . . . . . . . . .      $   .79        $   .64
                                                      =======        =======
Diluted:
    Weighted average common shares outstanding . .     17,986         18,046
    Potential common shares for stock
     options and stock grants. . . .                      429           507
                                                      -------       -------
    Weighted average shares outstanding. . . . . .     18,415        18,553
                                                      =======       =======
    Earnings per common and potential
        common shares. . . . . . . . . . . . . . .    $   .78       $   .63
                                                      =======       =======



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations


First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 1999 and 1998 is shown below.


                                                       Three Months Ended
                                                -----------------------------
                                                April 4, 1999   April 3, 1998
                                                 ------------    -----------
 Revenue . . . . . . . . . .                       100.0%            100.0%
                                                   -----             -----
 Costs and  expenses:
    Cost of sales. . . . . .                        43.6              44.9
 Selling, general and administrative                14.4              14.3
   Depreciation and amortization                     6.3               6.3
   Interest expense. . . . .                          .6                .7
   Other operating expenses                         15.1              15.5
                                                   -----             -----
                                                    80.0              81.7
                                                   -----             -----
 Income before income taxes                         20.0              18.3

    Income tax expense . . .                         7.9               7.2
                                                   -----             -----
   Net income  . . . . . . .                        12.1%             11.1%
                                                   =====             =====


 Revenues
  -------

 Revenues increased 12.7% to $118.4 million in the first quarter of 1999 from $105.0 million in the first quarter of 1998 due to an increase in the number of Company-operated stores and an increase of 1.5% in comparable store sales of the Company's Chuck E. Cheese's stores which were open during all of the first quarters of both 1999 and 1998. During 1998, the Company added 25 stores including new stores and existing stores acquired from franchisees or joint venture partners. During the first quarter of 1999, the Company opened five new stores. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new
game packages.   Menu prices increased approximately 1.0% between
the periods.

  Costs and Expenses
  ------------------

 Costs and expenses as a percentage of revenues decreased to 80.0% in the first quarter of 1999 from 81.7% in the first quarter of 1998.

 Cost of sales decreased as a percentage of revenues to 43.6% in the first quarter of 1999 from 44.9% in the comparable period of 1998. Cost of food, beverage, prize and merchandise items as a percentage of store sales decreased to 15.3% in the first quarter of 1999 from 16.1% in the first quarter of 1998 primarily due to an increase in game sales, reduced costs of certain beverage and prize products and an increase in menu prices. Store labor expenses as a percentage of store sales decreased to 25.4% during the first quarter of 1999 compared to 25.8% in the first quarter of 1998 primarily due to the increase in comparable store sales and more effective utilization of hourly employees.

 Selling, general and administrative expenses as a percentage of revenues increased to 14.4% in the first quarter of 1999 from 14.3% in the first quarter of 1998 due primarily to a increase in preopening expenses related to the opening of new stores.

 Depreciation and amortization expenses as a percentage of revenues were 6.3% in both the first quarter of 1999 and the first quarter of 1998.


 Interest expense as a percentage of revenues decreased to 0.6%
in the first quarter of 1999 from 0.7% in the first quarter of 1998 due primarily to a reduction in the amount of long-term debt outstanding and lower interest rates.

 The Company's effective income tax rate was 39.2% in both the first quarter of 1999 and the first quarter of 1998.

 Other operating expenses decreased as a percentage of revenues to 15.1% in the first quarter of 1999 from 15.5% in the first quarter of 1998 primarily due the increase in comparable store sales and the fact that a significant portion of operating costs such as rent, property taxes and insurance are fixed.

 Net Income
 ----------

 The Company had net income of $14.4 million in the first quarter of 1999 compared to $11.7 million in the first quarter of 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 23.8% to $.78 per share in the first quarter of 1999 from $.63 per share in the first quarter of 1998.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

 Cash provided by operations increased to $29.5 million in the first three months of 1999 from $29.1 million in the comparable period of 1998. Cash outflows from investing activities for the first three months of 1999 were $20.0 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 1999 were $4.1 million primarily related to the repayment of debt. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

 In 1999, the Company plans to add approximately 25 stores including new stores and existing stores acquired from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the customer area of 15 to 20 high sale volume stores in 1999. The Company also plans to complete Phase II upgrades in 25 stores during the first half of 1999 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. During the first three months of 1999, the Company opened five new stores, expanded the customer area of five stores and completed Phase II upgrades in 13 stores. The Company currently estimates that capital expenditures in 1999, including expenditures for remodeling existing stores, new store openings, existing store expansions and equipment investments, will be approximately $65 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

 In 1997, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. In July 1998, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. As of April 4, 1999, the Company has purchased shares of its common stock under the $15 million plan at an aggregate purchase price of approximately $5.8 million.

 The Company's total credit facility of $52.2 million at April 4, 1999 consists of $22.2 million in term notes and a $30 million line of credit. Term notes totaling $18 million with annual principal payments of $6 million beginning in June 1999 and annual interest of 10.02% mature in 2001. Term notes totaling $4.2 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $30 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus 0.5% or LIBOR plus 1%. The Company's line of credit agreement matures June 2000. As of April 4, 1999, there were no borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

 In 1998, the Company purchased computer software which is Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Current systems may be unable to accurately process certain date-based information. The cost of the new software will be recorded as an asset and amortized over its estimated useful life. Other maintenance or modification costs will be expensed as incurred. Accordingly, the Company does not expect expenditures during 1999 to have a material effect on its financial position, results of operations or cash flows. The Company expects its Year 2000 date conversion project to be completed in 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate the Year 2000 issues.


Forward-Looking Statements
--------------------------

 Certain statements in this report may constitute "forward looking statements" which are subject to known and unknown risks and uncertainties including, among other things, certain economic conditions, competition, development factors and operating costs that may cause the actual results to differ materially from results implied by such forward-looking statements.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

 The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.



                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

 a)  Exhibits

   10(a)    Employment Agreement, dated April 28, 1999, between
            Michael H. Magusiak and the Company.

   27 - Financial Data Schedule (included in electronic filing only).

 b)  Reports on Form 8-K:

   None filed during the quarter for which this report is filed.

                             SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            C E C ENTERTAINMENT, INC.



Dated: May 13, 1999          By:----------------------

                             Larry G. Page
                             Executive Vice President
                             and Chief Financial Officer