Form 10-Q
period 1999-07-04
SHOWBIZ PIZZA TIME INC
filed 1999-08-13
CIK 813920

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q


(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1999.

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

    At July 4, 1999, an aggregate of 27,188,727 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.




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

                        CEC ENTERTAINMENT, INC.

                     CONSOLIDATED BALANCE  SHEETS

                    (Thousands, except share data)


                                ASSETS



                                               July 4,           January 3,
                                                1999                1999
                                               ------            ----------
                                                       (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . .  $ 5,873            $ 3,210
 Accounts receivable . . . . . . . . . . . . .    4,648              4,299
 Current portion of notes receivable . . . . .       19                 52
 Inventories . . . . . . . . . . . . . . . . .    6,614              5,842
 Prepaid expenses. . . . . . . . . . . . . . .    4,086              3,643
 Current portion of deferred tax asset              720                720
                                                -------            -------
  Total current assets . . . . . . . . . . . .   21,960             17,766
                                                -------            -------
Property and equipment, net. . . . . . . . . .  244,361            228,531
                                                -------            -------
Deferred tax asset                                  330              1,036
                                                -------            -------

Notes receivable, less current portion,
  including receivables from related parties of
  $637 and $361, respectively . . . . . . . . .     618                363
                                                -------            -------

Other assets. . . . . . . . . . . . . . . . . .   6,037              4,532
                                                -------            -------
                                               $273,306           $252,228
                                                =======            =======



                       LIABILITIES  AND  SHAREHOLDERS'  EQUITY


Current liabilities:
 Current portion of long-term debt             $  9,384           $ 9,383
 Accounts payable and accrued liabilities        36,008            32,453
                                                -------           -------
    Total current liabilities. . . . . . . . .   45,392            41,836
                                                -------           -------

Long-term debt, less current portion . . . . .   11,752            18,922
                                                -------           -------

Deferred rent. . . . . . . . . . . . . . . . .    4,025             3,915
                                                -------           -------

Other liabilities. . . . . . . . . . . . . . .    1,300             1,300
                                                -------           -------

Redeemable preferred stock, $60 par value,
   redeemable for $2,974 in 2005 . . . . . . .    2,319             2,306
                                                -------           -------

Shareholders' equity:
 Common stock, $.10 par value; authorized
   100,000,000 shares; 33,606,141
   and 33,397,955 shares issued,
   respectively  . . . . . . . . . . . . . . .    3,361             3,341
 Capital in excess of par value. . . . . . . .  164,097           161,991
 Retained earnings . . . . . . . . . . . . . .   99,839            76,157
 Deferred compensation . . . . . . . . . . . .   (1,140)           (1,520)
 Accumulated other comprehensive income. . . .       46                 6
 Less treasury shares of 6,417,414 and
   6,352,014, respectively, at cost. . . . . .  (57,685)          (56,026)
                                                -------           -------
                                                208,518           183,949
                                                -------           -------
                                               $273,306          $252,228
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

                         CEC ENTERTAINMENT, INC.

                   CONSOLIDATED STATEMENTS OF EARNINGS
                         AND COMPREHENSIVE INCOME

                               (Unaudited)
                    (Thousands, except per share data)


                                                    Three Months Ended
                                             --------------------------------
                                             July 4, 1999         July 5,1998
                                             ------------         -----------
Food and beverage revenues . . . . . . . . .   $ 67,242           $ 56,810
Games and merchandise revenues . . . . . . .     36,858             31,050
Franchise fees and royalties . . . . . . . .        775                809
Interest income, including related
  party income of $10 and $13,
  respectively . . . . . . . . . . . . . . .         60                232
                                                -------            -------
                                                104,935             88,901
                                                -------            -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .   47,829             41,085
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . . .   15,238             13,136
 Depreciation and amortization . . . . . . . .    7,851              6,769
 Interest expense. . . . . . . . . . . . . . .      600                680
 Other operating expenses. . . . . . . . . . .   17,841             15,419
                                                -------            -------
                                                 89,359             77,089
                                                -------            -------

Income before income taxes . . . . . . . . . .   15,576             11,812
                                                -------            -------
Income taxes:
 Current expense . . . . . . . . . . . . . . .    5,824              2,149
 Deferred expense. . . . . . . . . . . . . . .      281              2,322
                                                -------            -------
                                                  6,105              4,471
                                                -------            -------
 Net Income . . . . . . . . . . . . . . . . . .   9,471              7,341

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . . .       37
                                                -------            -------
 Comprehensive income. . . . . . . . . . . . .  $ 9,508            $ 7,341
                                                =======            =======

Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . . .  $   .35            $   .27
                                                =======            =======
  Weighted average shares outstanding. . . . .   27,056             27,360
                                                =======            =======
 Diluted:
  Net income  . . . . . . . . . . . . . . . . . $   .34            $   .26
                                                =======            =======
  Weighted average shares outstanding. . . . .   27,797             28,230
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

                            CEC ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME

                                  (Unaudited)
                        (Thousands, except per share data)


                                                    Six Months Ended
                                         -----------------------------------
                                         July 4, 1999           July 5, 1998
                                         ------------           ------------
Food and beverage revenues . . . . . . .   $ 143,785           $ 127,927
Games and merchandise revenues . . . . .      77,850              63,975
Franchise fees and royalties . . . . . .       1,587               1,679
Interest income, including related party
  income of $27 and $60,
  respectively . . . . . . . . . . . . . .       109                 369
                                             -------             -------
                                             223,331             193,950
                                             -------             -------

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . .  99,439              88,248
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . .  32,274              28,111
 Depreciation and amortization . . . . . . .  15,317              13,412
   Interest expense. . . . . . . . . . . . .   1,295               1,379
 Other operating expenses. . . . . . . . . .  35,777              31,773
                                             -------             -------
                                             184,102             162,923
                                             -------             -------

Income before income taxes . . . . . . . . .  39,229              31,027
                                             -------             -------
Income taxes:
 Current expense . . . . . . . . . . . . . .  14,671               6,914
 Deferred expense. . . . . . . . . . . . . .     706               5,089
                                             -------             -------
                                              15,377              12,003
                                             -------             -------

Net income . . . . . . . . . . . . . . . . .  23,852              19,024

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . .      40
                                             -------             -------

Comprehensive income . . . . . . . . . . .  $ 23,892            $ 19,024
                                             =======             =======

Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . .  $   .88              $   .69
                                            =======              =======
  Weighted average shares outstanding. . .   27,018               27,215
                                            =======              =======

 Diluted:
  Net income . . . . . . . . . . . . . . .  $   .85              $   .67
                                            =======              =======
  Weighted average shares outstanding. . .   27,837               28,050
                                            =======              =======



           See notes to consolidated financial statements.

                               CEC ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                       (Unaudited)
                           (Thousands, except per share data)


                                                   Amounts         Shares
                                                   -------         ------
Common stock and capital in excess of par value
 Balance, beginning of year. . . . . . . . . . .   $165,332       33,398
 Stock options exercised . . . . . . . . . . . .      1,455          200
 Net tax benefit from exercise of options
   and stock grants. . . . . . . . . . . . . . .        530
 Stock issued under 401(k) plan. . . . . . . . .        141            8
                                                    -------      -------
 Balance, July 4, 1999 . . . . . . . . . . . . .    167,458       33,606
                                                    -------      =======
Retained earnings:
 Balance, beginning of year. . . . . . . . . . .     76,157
 Net income. . . . . . . . . . . . . . . . . . .     23,852
 Redeemable preferred stock accretion. . . . . .        (51)
 Redeemable preferred stock dividend,
   $2.40 per share . . . . . . . . . . . . . . .       (119)
                                                    -------
 Balance, July 4, 1999 . . . . . . . . . . . . .     99,839
                                                    -------
Deferred compensation:
 Balance, beginning of year. . . . . . . . . . .     (1,520)
 Amortization of deferred compensation . . . . .        380
                                                    -------
 Balance, July 4, 1999 . . . . . . . . . . . . .     (1,140)
                                                    -------

Accumulated other comprehensive income:
 Balance, beginning of year. . . . . . . . . . .          6
 Foreign currency translation. . . . . . . . . .         40
                                                    -------
 Balance, July 4, 1999 . . . . . . . . . . . . .         46
                                                    -------
Treasury shares:
 Balance, beginning of year. . . . . . . . . . .    (56,026)         6,352
   Treasury stock acquired . . . . . . . . . . .     (1,659)            65
                                                    -------        -------
 Balance, July 4, 1999 . . . . . . . . . . . . .    (57,685)         6,417
                                                    -------        =======

Total shareholder's equity . . . . . . . . . . .   $208,518
                                                    =======




            See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                                     (Thousands)


                                                    Six Months Ended
                                           --------------------------------
                                           July 4, 1999        July 5, 1998
                                           ------------        ------------
Operating activities:
 Net income  . . . . . . . . . . . . . . .     $23,852            $19,024
 Adjustments to reconcile net income to cash
  provided by operations:
 Depreciation and amortization . . . . . .      15,317             13,412
 Deferred tax expense. . . . . . . . . . .         706              5,089
 Compensation expense under stock
   grant plan. . . . . . . . . . . . . . .         380                380
 Other . . . . . . . . . . . . . . . . . .          21                 53
 Net change in receivables, inventory,
   prepaids, payables and
   accrued liabilities . . . . . . . . . .       1,991             (4,142)
                                               -------            -------
    Cash provided by operations. . . . . .      42,267             33,816
                                               -------            -------

Investing activities:
 Purchases of property and equipment . . . .   (30,786)           (26,974)
 Additions to notes receivable . . . . . . .      (976)              (235)
 Payments received on notes receivable . . .       754              1,923
 Increase in investments, deferred
   charges and other assets. . . . . . . . .    (1,777)            (3,003)
                                               -------            -------
  Cash used in investing activities. . . . .   (32,785)           (28,289)
                                               -------            -------

Financing activities:
 Payments on debt and line of credit . . . .  (17,689)             (1,686)
 Proceeds on long term debt. . . . . . . . .   10,520
 Exercise of stock options . . . . . . . . .    1,455               2,140
 Redeemable preferred stock dividends. . . .     (119)               (120)
 Treasury stock acquired . . . . . . . . . .   (1,659)
 Other . . . . . . . . . . . . . . . . . . .      673                  97
                                              -------             -------
 Cash provided by (used in) financing
    activities . . . . . . . . . . . . . . .  ( 6,819)                431
                                              -------             -------
Increase in cash and cash equivalents  . . .    2,663               5,958
Cash and cash equivalents, beginning
   of period . . . . . . . . . . . . . . . .    3,210               7,275
                                              -------             -------
Cash and cash equivalents, end of period . .  $ 5,873            $ 13,233
                                              =======             =======



                 See notes to consolidated financial statements.

                          CEC ENTERTAINMENT, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1.    Interim financial statements:

    In the opinion of management, the accompanying financial statements for the periods ended July 4, 1999 and July 5, 1998 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 3, 1999. Results of operations for the periods ended July 4, 1999 and July 5, 1998 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period adjusted retroactively for a three-for-two stock split effected July 23, 1999. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):


                                   Three Months Ended   Six Months Ended
                                   ------------------   ----------------
                                   July 4,    July 5,   July 4,   July 5,
                                    1999       1998      1999       1998
                                   -------    ------    ------    -------
Net income . . . . . . . . . . . . $ 9,471   $ 7,341    $23,852   $19,024
Accretion of redeemable preferred
   stock . . . . . . . . . . . . .     (26)      (26)       (51)      (52)
Redeemable preferred stock
   dividends . . . . . . . . . . .     (59)      (59)      (119)     (119)
                                    ------    ------     ------    ------
Adjusted income applicable to common
  and potential common shares. . . $ 9,386   $ 7,256    $23,682   $18,853
                                   =======   =======    =======   =======
Basic:
 Weighted average common shares
   outstanding . . . . . . . . . . 27,056     27,360    27,018     27,215
                                   ======     ======    ======     ======
 Earnings per common share . . . . $  .35     $  .27    $  .88     $  .69
                                   ======     ======    ======     ======
Diluted:
  Weighted average common shares
    outstanding. . . . . . . . . . 27,056     27,360    27,018     27,215

  Potential common shares for stock options
    and stock grants . . . . . . .    741        870       819        835
                                   ------     ------    ------     ------
  Weighted average shares
    outstanding. . . . . . . . . . 27,797     28,230    27,837     28,050
                                   ======     ======    ======     ======
  Earnings per common and potential
      common share . . . . . . . . $  .34     $  .26   $  .85      $  .67
                                   ======     ======   ======      ======


3.    Subsequent transaction:

   In July 1999, the Company acquired for approximately $19 million, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company plans to convert approximately 10 of the acquired properties to Chuck E.
Cheese's restaurants and sell the remaining properties, furniture, fixtures and equipment.


Page 6


Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Second Quarter 1999 Compared to Second Quarter 1998
---------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 1999 and 1998 is shown below.


                                                 Three Months Ended
                                           ------------------------------
                                           July 4, 1999      July 5, 1998
                                           ------------      ------------
  Revenue. . . . . . . . . . . . . . .         100.0%              100.0%
                                               -----               -----
  Costs and  expenses:
    Cost of sales. . . . . . . . . . .          45.6                46.2
    Selling, general and administrative         14.5                14.8
    Depreciation and amortization . . .          7.5                 7.6
    Interest expense. . . . . . . . . .           .6                  .8
    Other operating expenses. . . . . .         17.0                17.3
                                              ------              ------
                                                85.2                86.7
                                              ------              ------
  Income before income taxes                    14.8                13.3
     Income tax expense  . . . . . . .           5.8                 5.0
                                              ------              ------
  Net income . . . . . . . . . . . . .           9.0%                8.3%
                                              ======              ======


   Revenues
   --------

  Revenues increased to $104.9 million in the second quarter of 1999 from $88.9 million in the second quarter of 1998 due to an increase in the number of Company-operated stores and an increase of 7.5% in comparable store sales of the Company's Chuck E. Cheese's stores which were open during all of the second quarters of both 1999 and 1998. During 1998, the Company added 25 stores including new stores and existing stores acquired from franchisees or joint venture partners. During the first six months of 1999, the Company opened eight new stores. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices increased approximately .6% between the periods.

   Costs and Expenses
   ------------------

  Costs and expenses as a percentage of revenues decreased to 85.2% in the second quarter of 1999 from 86.7% in the second quarter of 1998.

  Cost of sales decreased as a percentage of revenues to 45.6% in the second quarter of 1999 from 46.2% in the comparable period of 1998. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.4% in the second quarter of 1999 from 15.9% in the second quarter of 1998 primarily due to an increase in game sales, reduced costs of certain beverage and prize products and an increase in menu prices. Store labor expenses as a percentage of store sales decreased to 27.3% during the second quarter of 1999 compared to 27.5% in the second quarter of 1998 primarily due to the increase in comparable store sales and more effective utilization of hourly employees.

  Selling, general and administrative expenses as a percentage of revenues decreased to 14.5% in the second quarter of 1999 from 14.8% in the second quarter of 1998 due primarily to a decrease in advertising expense and corporate overhead costs as a percentage of revenues.

  Depreciation and amortization expenses as a percentage of revenues decreased slightly to 7.5% in the second quarter of 1999 from 7.6% in the second quarter of 1998 primarily due to the increase in comparable store sales.

  Interest expense as a percentage of revenues decreased to .6% in the second quarter of 1999 from .8% in the second quarter of 1998 due primarily to a reduction in the amount of long-term debt outstanding and lower interest rates.

  Other operating expenses decreased as a percentage of revenues to 17.0% in the second quarter of 1999 from 17.3% in the second quarter of 1998 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

  The Company's effective income tax rate was 39.2% in the second quarter of 1999 compared to 37.9% in the second quarter of 1998 due to a credit recorded in the second quarter of 1998 for state income taxes.

  Net Income
  ----------

  The Company had net income of $9.5 million in the second quarter of 1999 compared to $7.3 million in the second quarter of 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.34 per share in the second quarter of 1999 from $.26 per share in the second quarter of 1998.


First Six Months of 1999 Compared to First Six Months of 1998
-------------------------------------------------------------

  A summary of the results of operations of the Company as a percentage of revenues for the first six months of 1999 and 1998 is shown below.


                                                     Six Months Ended
                                               ----------------------------
                                               July 4, 1999    July 5, 1998
                                               ------------    ------------

    Revenue. . . . . . . . . . . . . . . . .      100.0%          100.0%
                                                  -----           -----
    Costs and  expenses:
     Cost of sales . . . . . . . . . . . . .       44.5            45.5
     Selling, general and administrative . .       14.4            14.5
     Depreciation and amortization . . . . .        6.9             6.9
     Interest expense. . . . . . . . . . . .         .6              .7
    Other operating expenses . . . . . . . .       16.0            16.4
                                                 ------          ------
                                                   82.4            84.0
                                                 ------          ------
    Income before income taxes                     17.6            16.0
    Income tax expense . . . . . . .                6.9             6.2
                                                 ------          ------
    Net income . . . . . . . . . . .               10.7%            9.8%
                                                 ======          ======





    Revenues
    --------

    Revenues increased to $223.3 million in the first six months of 1999 from $194.0 million in the first six months of 1998 primarily due an increase in the number of Company-operated stores and an increase of 4.2% in comparable store sales of the Company's Chuck
E. Cheese's restaurants which were open during all of the first six months of both 1999 and 1998. During 1998, the Company added 25 stores including new stores and existing stores acquired from franchisees or joint venture partners. During the first six months of 1999, the Company opened eight new stores. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices increased approximately .8% between the periods.

     Costs and Expenses
     ------------------

    Costs and expenses as a percentage of revenues decreased to 82.4% in the first six months of 1999 from 84.0%in the first six months of 1998.

    Cost of sales decreased as a percentage of revenues to 44.5% in the first six months of 1999 from 45.5% in the comparable period of 1998. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.4% in the first six months of 1999 from 16.0% in the first six months of 1998 primarily due to an increase in game sales, reduced costs of certain beverage and prize products and an increase in menu prices.

Store labor expenses as a percentage of restaurant sales decreased to 26.3% during the first six months of 1999 from 26.6% in the first six months of 1998 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

    Selling, general and administrative expenses as a percentage of revenues decreased slightly to 14.4% in the first six months of 1999 from 14.5% in the first six months of 1998 due to the increase in comparable store sales.

    Depreciation and amortization expenses as a percentage of revenues were 6.9% in both the first six months of 1999 and the first six months of 1998.

    Interest expense as a percentage of revenues decreased to .6% in the first six months of 1999 from .7% in the first six months of 1998 due primarily to a reduction in the amount of long-term debt outstanding and lower interest rates.

    Other operating expenses decreased as a percentage of revenues to 16.0% in the first six months of 1999 from 16.4% in the first six months of 1998 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

    The Company's effective income tax rate was 39.2% in the first six months of 1999 compared to 38.7% in the first six months of 1998 due to a credit recorded in 1998 for state income taxes.

    Net Income
    ----------

    The Company had net income of $23.9 million in the first six months of 1999 compared to $19.0 million in the first six months of 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $.85 per share in the first six months of 1999 compared to $.67 per share in the first six months of 1998.


Financial Condition, Liquidity and Capital Resources

    Cash provided by operations increased to $42.2 million in the first six months of 1999 from $33.8 million in the comparable period of 1998. Cash outflows from investing activities for the first six months of 1999 were $32.8 million primarily related to capital expenditures. Cash outflows from financing activities for the first six months of 1999 were $6.8 million primarily related to the repayment of debt. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    In July 1999, the Company acquired for approximately $19 million, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company plans to convert approximately 10 of the acquired properties to Chuck E.
Cheese's restaurants and sell the remaining properties, furniture, fixtures and equipment.

    In 1999, the Company plans to add 27 to 30 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the customer area of 15 to 20 high sales volume stores in 1999.
The Company also plans to complete Phase II upgrades in approximately 26 stores in 1999 at an average cost of $150,000 to $160,000 per store. A Phase II upgrade generally includes a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During the first six months of 1999, the Company opened eight new restaurants, expanded seven restaurants and completed Phase II upgrades in 18 restaurants. The Company currently estimates that capital expenditures in 1999, including expenditures for upgrading existing stores, new store openings, existing store expansions and equipment investments, will be approximately $65 million, excluding the $19 million acquisition of assets from Discovery Zone, Inc. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

    In 1997, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $20 million. In July 1998, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. As of August 13, 1999, the Company has purchased shares of its common stock under the $15 million plan at an aggregate purchase price of approximately $7.4 million.

    The Company's total credit facility of $60.3 million consists of $15.3 million in term notes and a $45 million line of credit. Term notes totaling $12 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Term notes totaling $3.3 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $45 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus 0.5% or LIBOR plus 1%. The Company's line of credit agreement matures June 2001. As of July 4, 1999, $5 million was borrowed under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

    In 1998, the Company purchased computer software which is Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Previous systems may have been unable to accurately process certain date-based information. The cost of the new software has been recorded as an asset and is being amortized over its estimated useful life. Other maintenance or modification costs have been expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed to have a material effect on its financial position, results of operations or cash flows. The Company has substantially completed its Year 2000 date conversion project and expects any remaining projects to be completed prior to the end of 1999. The Company has initiated formal communication with significant vendors and suppliers to determine their efforts to remediate the Year 2000 issues.


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


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 24, 1999, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard T.
Huston, Cynthia I. Pharr and Raymond E. Wooldridge to serve the
Company as directors. The following votes were cast with respect to the election of these directors:



                                             For             Withheld

           Richard T. Huston. . . . . .      14,744,025       369,169
           Cynthia I. Pharr . . . . . .      14,744,183       369,011
           Raymond E. Wooldridge  . . .      14,744,241       368,952


      Richard M. Frank, Michael H. Magusiak, Tim T. Morris, Louis
P. Neeb and Walter Tyree's terms of office as directors of the Company continued after the meeting.

    The shareholders also approved an amendment to the Restated Articles of Incorporation providing for a change to the Registered Agent from The Corporation Company to Corporation Service Company, and removal of the transfer or ownership restrictions providing that until December 31, 2002, any attempted or purported transfer or registration of transfer of any shares of the Common Stock of more than 4.75% of the value of the outstanding capital stock of the Company shall be void ab initio insofar as it purports to transfer ownership to the transferee; provided, however, that such restriction shall not prevent a transfer if the transferor or purported transferee obtains the written approval of the Board of Directors of the Company. The votes cast with respect to this proposal to authorize the amendment to the Restated Articles of Incorporation were as follows:

        For          Against       Abstain        No Vote
     13,854,181       89,197        12,844       1,156,971

    The shareholders also approved an amendment to the 1997 Non-Statutory Stock Option Plan ("Employee Plan") providing that the number of shares of Common Stock which may be issued under the Employee Plan would be increased from 925,000 to 1,825,000. The votes cast with respect to this proposal to authorize an amendment to the Employee Plan were as follows:

        For          Against       Abstain        No Vote
     12,984,854    2,116,614        11,725           0

Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

    a)  Exhibits

                3(a) Amended and Restated Articles of Incorporation of the Company.

                 10(a)(2) Asset Purchase Agreement, dated as of June
             23, 1999, by and among CEC Entertainment,
             Inc. And Discovery Zone, Inc., and
             Discovery Zone Licensing, Inc., as Sellers, and DZ Party, Inc., and Discovery Zone
             (Puerto Rico), Inc., as Consenting Parties.


    b)   Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CEC ENTERTAINMENT, INC.



Dated: August 13, 1999            By: /s/ Larry G. Page
                                     ----------------------
                                     Larry G. Page
                                     Executive Vice President
                                     and Chief Financial Officer

                           EXHIBIT INDEX



 Exhibit
 Number       Description                                        Page No.
 ------       -----------                                        --------

    3(a)      Amended and Restated Articles of Incorporation
              of the Company.                                        16

10(a)(2)      Asset Purchase Agreement, dated as of June 23,
              1999, by and among CEC Entertainment, Inc. And
              Discovery Zone, Inc., and Discovery Zone
              Licensing, Inc., as Sellers, and DZ Party,
              Inc., and Discovery Zone (Puerto Rico), Inc.,
              as Consenting Parties.                                  34

27            Financial Data Schedule