Form 10-Q
period 1999-10-03
CEC ENTERTAINMENT INC
filed 1999-12-30
CIK 813920

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

               X    Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended October 3, 1999.

               - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---------- to -----------.

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

    At October 3, 1999, an aggregate of 27,266,374 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.





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

                        CEC ENTERTAINMENT, INC.

                     CONSOLIDATED BALANCE  SHEETS
                    (Thousands, except share data)


                                ASSETS


                                                October 3,       January 3,
                                                   1999            1999
                                                 ---------        ---------
                                                         (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . .  $ 6,728          $ 3,210
 Accounts receivable . . . . . . . . . . . . . .    7,126            4,299
 Current portion of notes receivable . . . . . .       13               52
 Inventories . . . . . . . . . . . . . . . . . .    5,770            5,842
 Prepaid expenses. . . . . . . . . . . . . . . .    4,124            3,643
 Current portion of deferred tax asset . . . . .      720              720
                                                  -------          -------
  Total current assets . . . . . . . . . . . . .   24,481           17,766
                                                  -------          -------
Property and equipment, net. . . . . . . . . . .  257,755          228,531
                                                  -------          -------
Deferred tax asset . . . . . . . . . . . . . . .        0            1,036
                                                  -------          -------
Assets held for resale . . . . . . . . . . . . .   13,878              150
                                                  -------          -------
Notes receivable, less current portion,
  including receivables from
  related parties of $737 and $361,
  respectively . . . . . . . . . . . . . . . . .     737               363
                                                 -------           -------
Other assets . . . . . . . . . . . . . . . . . .   7,004             4,382
                                                 -------           -------
                                                $303,855          $252,228
                                                 =======           =======

               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . . . $ 8,557           $ 9,383
 Accounts payable and accrued liabilities. . . .  36,934            32,453
                                                 -------           -------
    Total current liabilities. . . . . . . . . .  45,491            41,836
                                                 -------           -------
Long-term debt, less current portion . . . . . .  34,585            18,922
                                                 -------           -------
Deferred rent. . . . . . . . . . . . . . . . . .   4,021             3,915
                                                 -------           -------
Other liabilities. . . . . . . . . . . . . . . .   2,402             1,300
                                                 -------           -------
Redeemable preferred stock, $60 par value,
  redeemable for $2,974 in 2005. . . . . . . . .   2,342             2,306

Shareholders' equity:
 Common stock, $.10 par value; authorized
   100,000,000 shares; 33,683,788
   and 33,397,955 shares issued,
   respectively  . . . . . . . . . . . . . . . .   3,368             3,341
 Capital in excess of par value. . . . . . . . . 165,800           161,991
 Retained earnings . . . . . . . . . . . . . . . 112,050            76,157
 Deferred compensation . . . . . . . . . . . . .    (949)           (1,520)
    Accumulated other comprehensive income . . .       4                 6
 Less treasury shares of 6,417,414 and
    6,352,014, respectively, at cost . . . . . . (65,259)          (56,026)
                                                 -------           -------
                                                 215,014           183,949
                                                 -------           -------
                                               $ 303,855         $ 252,228
                                                 =======           =======


           See notes to consolidated financial statements.

                               CEC ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              AND COMPREHENSIVE INCOME

                                    (Unaudited)
                        (Thousands, except per share data)


                                                    Three Months Ended
                                               Oct. 3, 1999   Oct. 4,1998
                                               ------------   -----------
Food and beverage revenues . . . . . . . . . . $ 73,523         $ 63,403
Games and merchandise revenues . . . . . . . .   41,225           33,807
Franchise fees and royalties . . . . . . . . .      802              780
Interest income, including related party
  income of $18 and $10, respectively. . . . .       33              116
                                                -------          -------
                                                115,583           98,106
                                                -------          -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .   51,955           44,842
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . . .   16,377           13,990
 Depreciation and amortization . . . . . . . .    7,638            7,036
   Interest expense. . . . . . . . . . . . . .      569              640
 Other operating expenses. . . . . . . . . . .   18,817           17,334
                                                -------          -------
                                                 95,356           83,842
                                                -------          -------

Income before income taxes . . . . . . . . . .   20,227           14,264
                                                -------          -------
Income taxes:
 Current expense . . . . . . . . . . . . . . .    6,496            1,280
 Deferred expense. . . . . . . . . . . . . . .    1,434            4,311
                                                -------          -------
                                                  7,930            5,591
                                                -------
Net income . . . . . . . . . . . . . . . . . .   12,297            8,673

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . . .      (42)

Comprehensive income . . . . . . . . . . . . . $ 12,255          $ 8,673
                                               ========          =======
Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . . .  $   .45          $   .32
                                                =======          =======
  Weighted average shares outstanding. . . . .   27,001           27,048
                                                =======          =======

 Diluted:
  Net income   . . . . . . . . . . . . . . . .  $   .44          $   .31
                                                =======          =======
  Weighted average shares outstanding. . . . .   28,028           27,626
                                                =======          =======


           See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.

                        CONSOLIDATED STATEMENTS OF EARNINGS
                             AND COMPREHENSIVE INCOME

                                   (Unaudited)
                        (Thousands, except per share data)


                                                    Nine Months Ended
                                             Oct. 3, 1999     Oct. 4, 1998
                                             ------------     ------------
Food and beverage revenues . . . . . . . . .  $ 217,308         $ 191,310
Games and merchandise revenues . . . . . . .    119,075            97,782
Franchise fees and royalties . . . . . . . .      2,389             2,479
Interest income, including related party
  income of $45 and $70,
  respectively . . . . . . . . . . . . . . .        142               485
                                                -------           -------
                                                338,914           292,056
                                                -------           -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . .    151,394           133,090
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . .     48,698            42,101
 Depreciation and amortization . . . . . . .     22,955            20,448
   Interest expense. . . . . . . . . . . . .      1,864             2,019
 Other operating expenses. . . . . . . . . .     54,547            49,107
                                                -------           -------
                                                279,458           246,765
                                                -------           -------
Income before income taxes . . . . . . . . .     59,456            45,291
                                                -------           -------

Income taxes:
 Current expense . . . . . . . . . . . . . .    21,167             8,194
 Deferred expense. . . . . . . . . . . . . .     2,140             9,400
                                               -------           -------
                                                23,307            17,594

Net income . . . . . . . . . . . . . . . . .    36,149            27,697
                                               =======           =======
Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . .        (2)
                                               -------          -------
Comprehensive income . . . . . . . . . . . .  $ 36,147         $ 27,697
                                               =======          =======

Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . .  $   1.33        $   1.01
                                               =======         =======
  Weighted average shares outstanding. . . .    27,020          27,156
                                               =======         =======

 Diluted:
  Net income . . . . . . . . . . . . . . . .  $   1.29         $   .98
  Weighted average shares outstanding. . . .    27,904          27,887



                 See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      (Unaudited)
                         (Thousands, except per share data)




                                                     Amounts        Shares
                                                    ---------      --------
Common stock and capital in excess of par value
 Balance, beginning of year. . . . . . . . . . . .  $ 165,332       33,398
 Stock options exercised . . . . . . . . . . . . .      2,003          279
 Net tax benefit from exercise of options
    and stock grants . . . . . . . . . . . . . . .      1,715
 Cancellation of fractional shares . . . . . . . .        (23)          (1)
 Stock issued under 401(k) plan. . . . . . . . . .        141            8
                                                      -------      -------
 Balance, October 3, 1999. . . . . . . . . . . . .    169,168       33,684
                                                      -------      =======
Retained earnings:
 Balance, beginning of year. . . . . . . . . . . .     76,157
 Net income. . . . . . . . . . . . . . . . . . . .     36,149
 Redeemable preferred stock accretion. . . . . . .        (77)
 Redeemable preferred stock dividend,
   $3.60 per share . . . . . . . . . . . . . . . .       (179)
                                                      -------
 Balance, October 3, 1999. . . . . . . . . . . . .    112,050
                                                      -------
Deferred compensation:
 Balance, beginning of year. . . . . . . . . . . .     (1,520)
 Amortization of deferred compensation . . . . . .        571
                                                      -------
 Balance, October 3, 1999. . . . . . . . . . . . .       (949)
                                                      -------

Accumulated other comprehensive income:
 Balance, beginning of year. . . . . . . . . . . .          6
 Foreign currency translation. . . . . . . . . . .         (2)
                                                      -------
 Balance, October 3, 1999. . . . . . . . . . . . .          4
                                                      -------
Treasury shares:
 Balance, beginning of year. . . . . . . . . . . .    (56,026)         6,352
 Treasury stock acquired . . . . . . . . . . . . .     (9,233)           324
                                                      -------         ------
 Balance, October 3, 1999. . . . . . . . . . . . .    (65,259)         6,676
                                                      -------         ------
Total shareholder's equity . . . . . . . . . . . .  $ 215,014
                                                      =======


            See notes to consolidated financial statements.

                      CEC ENTERTAINMENT, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)
                            (Thousands)


                                                   Nine Months Ended
                                            Oct. 3, 1999        Oct. 4, 1998
                                           --------------      --------------
Operating activities:
 Net income  . . . . . . . . . . . . . . . .    $36,149            $27,697
 Adjustments to reconcile net income to cash
  provided by operations:
 Depreciation and amortization . . . . . . .     22,955             20,448
 Deferred tax expense. . . . . . . . . . . .      2,140              9,400
 Compensation expense under stock grant plan        571                570
 Other . . . . . . . . . . . . . . . . . . .         63                 71
 Net change in receivables, inventory,
   prepaids, payables and
  accrued liabilities. . . . . . . . . . . .      1,245             (2,939)
    Cash provided by operations. . . . . . .     63,123             55,247

Investing activities:
 Purchases of property and equipment . . . .   (51,719)            (41,985)
 Additions to notes receivable . . . . . . .    (1,438)               (235)
 Payments received on notes receivable . . .     1,103               2,236
 Purchase of assets held for resale. . . . .   (13,728)
 Increase in investments, deferred
   charges and other assets. . . . . . . . .    (3,039)             (1,574)
  Cash used in investing activities. . . . .   (68,821)            (41,558)

Financing activities:
 Payments on debt and line of credit . . . .   (19,433)            (2,532)
 Proceeds on long term debt. . . . . . . . .    34,270
 Exercise of stock options . . . . . . . . .     2,003              2,511
 Redeemable preferred stock dividends. . . .      (179)              (179)
 Treasury stock acquired . . . . . . . . . .    (9,233)           (10,589)
 Other . . . . . . . . . . . . . . . . . . .     1,788                 96
                                               -------            -------
  Cash provided by (used in) financing
    activities . . . . . . . . . . . . . . .     9,216            (10,693)
                                               -------            -------
Increase in cash and cash equivalents  . . .     3,518              2,996
Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . . .     3,210              7,275
                                               -------           --------
Cash and cash equivalents, end of period . .   $ 6,728           $ 10,271
                                               =======           ========



              See notes to consolidated financial statements.

                          CEC ENTERTAINMENT, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1.    Interim financial statements:

    In the opinion of management, the accompanying financial statements for the periods ended October 3, 1999 and October 4, 1998 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 3, 1999. Results of operations for the periods ended October 3, 1999 and October 4, 1998 are not necessarily indicative of the results for the year.


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



                                Three Months Ended        Nine Months Ended
                               --------------------      --------------------
                                Oct. 3,     Oct. 4,      Oct. 3,      Oct. 4,
                                 1999        1998         1999          1998
                               --------    --------     --------     --------

Net income . . . . . . . . . . $ 12,297     $ 8,673      $36,149      $27,697
Accretion of redeemable
   preferred stock . . . . . .      (26)        (25)         (77)        (77)
Redeemable preferred stock
   dividends . . . . . . . . .      (60)        (60)        (179)       (179)
                                -------     -------      -------     -------
Adjusted income applicable to
  common and potential common
  shares . . . . . . . . . . .  $12,211      $8,588      $35,893     $27,441
                                =======      ======      =======     =======
Basic:
   Weighted average common shares
     outstanding. . . . . . . .  27,001      27,048       27,020      27,156
                                =======     =======      =======     =======
    Earnings per common
      share. . . . . . . . . .   $  .45      $  .32       $ 1.33      $ 1.01
                                 ======      ======       ======      ======
Diluted:
    Weighted average common
      shares outstanding. . . .  27,001      27,048       27,020      27,156

    Potential common shares for
      stock options and stock
      grants . . . . . . . . .   1,027         578           884         731
                               -------      ------       -------      ------
    Weighted average shares
      outstanding. . . . . . .  28,028      27,626        27,904      27,887
                               =======     =======       =======     =======

    Earnings per common and potential
        common share . . . . . $  .44       $  .31        $ 1.29      $  .98
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

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Third Quarter 1999 Compared to Third Quarter 1998
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 1999 and 1998 is shown below.


                                                  Three Months Ended
                                          -----------------------------------
                                          Oct. 3, 1999           Oct. 4, 1998
                                          ------------           ------------
  Revenue. . . . . . . . . . . . . .         100.0%                 100.0%
  Costs and  expenses:
        Cost of sales. . . . . . . .          45.0                   45.7
        Selling, general and
        administrative . . . . . . .          14.1                   14.3
        Depreciation and amortization          6.6                    7.2
    Interest expense . . . . . . . .            .5                     .7
        Other operating expenses              16.3                   17.6
                                            ------                 ------
                                              82.5                   85.5
                                            ------                 ------
  Income before income taxes                  17.5                   14.5
  Income tax expense  . . . . . . .            6.9                    5.7
                                            ------                 ------
  Net income . . . . . . . . . . . .          10.6%                  8.8%
                                            ======                ======



    Revenues
   ---------

  Revenues increased to $115.6 million in the third quarter of 1999 from $98.1 million in the third quarter of 1998 due to an increase in the number of Company-operated stores and an increase of 8.4% in comparable store sales of the Company's Chuck E. Cheese's stores which were open during all of the third quarters of both 1999 and 1998. During 1998, the Company added 25 stores including new stores and existing stores acquired from franchisees or joint venture partners. During the first nine months of 1999, the Company opened or acquired twelve new stores and acquired one store from an existing franchisee. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices did not increase between the periods.

   Costs and Expenses
    -------------------

  Costs and expenses as a percentage of revenues decreased to 82.5% in the third quarter of 1999 from 85.5% in the third quarter of 1998.

  Cost of sales decreased as a percentage of revenues to 45.0% in the third quarter of 1999 from 45.7% in the comparable period of 1998. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.8% in the third quarter of 1999 from 16.1% in the third quarter of 1998 primarily due to an increase in game sales, reduced costs of certain beverage and prize products, partially offset by higher cheese costs. Store labor expenses as a percentage of store sales decreased slightly to 26.6% in the third quarter of 1999 from 26.7% in the third quarter of 1998 primarily due to the increase in comparable store sales and more effective utilization of hourly employees.

  Selling, general and administrative expenses as a percentage of revenues decreased slightly to 14.1% in the third quarter of 1999 from 14.3% in the third quarter of 1998 due primarily to a decrease in corporate overhead costs as a percentage of revenues.

  Depreciation and amortization expenses as a percentage of revenues decreased to 6.6% in the third quarter of 1999 from 7.2% in the third quarter of 1998 primarily due to the increase in comparable store sales.

  Interest expense as a percentage of revenues decreased to .5% in the third quarter of 1999 from .7% in the third quarter of 1998 due to increased revenues and lower interest rates. Interest expense on incremental debt incurred to finance assets held for resale has been allocated to the basis of such assets.

  Other operating expenses decreased as a percentage of revenues to 16.3% in the third quarter of 1999 from 17.7% in the third quarter of 1998 primarily due a reduction in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

  The Company's effective income tax rate was 39.2% in both the third quarters of 1999 and 1998.

  Net Income
   ----------

  The Company had net income of $12.3 million in the third quarter of 1999 compared to $8.7 million in the third quarter of 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.44 per share in the third quarter of 1999 from $.31 per share in the third quarter of 1998.


First Nine Months of 1999 Compared to First Nine Months of 1998
---------------------------------------------------------------

  A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 1999 and 1998 is shown below.

                                                  Nine Months Ended
                                           ---------------------------------
                                           Oct. 3, 1999         Oct. 4, 1998
                                           ------------         ------------
 Revenue. . . . . . . . . . . . .             100.0%              100.0%
                                              -----               -----
 Costs and  expenses:
     Cost of sales . . . . . . . . . .         44.7                45.6
     Selling, general and administrative       14.4                14.4
     Depreciation and amortization . .          6.8                 7.0
     Interest expense. . . . . . . . .           .5                  .7
    Other operating expenses                   16.1                16.8
                                             ------              ------
                                               82.5                84.5
                                             ------              ------
    Income before income taxes                 17.5                15.5
    Income tax expense . . . . . . .            6.8                 6.0
                                             ------              ------
    Net income . . . . . . . . . . .           10.7%                9.5%
                                             ======              ======



    Revenues
    --------

    Revenues increased to $338.9 million in the first nine months of 1999 from $292.1 million in the first nine months of 1998 primarily due an increase in the number of Company-operated stores and an increase of 5.6% in comparable store sales of the Company's Chuck
E. Cheese's restaurants which were open during all of the first nine months of both 1999 and 1998. During 1998, the Company added
25 stores including new stores and existing stores acquired from franchisees or joint venture partners. During the first nine months of 1999, the Company opened or acquired twelve new stores and acquired one from an existing franchisee. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at stores upgraded with new game packages. Menu prices increased approximately .5% between the periods.

     Costs and Expenses
     ------------------

    Costs and expenses as a percentage of revenues decreased to 82.5% in the first nine months of 1999 from 84.5%in the first nine months of 1998.

    Cost of sales decreased as a percentage of revenues to 44.7% in the first nine months of 1999 from 45.6% in the comparable period of 1998. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.5% in the first nine months of 1999 from 16.0% in the first nine months of 1998 primarily due to an increase in game sales, reduced costs of certain beverage and prize products and an increase in menu prices. Store labor expenses as a percentage of restaurant sales decreased slightly to 26.4% during the first nine months of 1999 from 26.6% in the first nine months of 1998 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

    Selling, general and administrative expenses as a percentage of revenues were 14.4% in both the first nine months of 1999 and the first nine months of 1998.

    Depreciation and amortization expenses as a percentage of revenues declined to 6.8% in the first nine months of 1999 from 7.0% in the first nine months of 1998 primarily due to the increase in comparable store sales.

    Interest expense as a percentage of revenues decreased to .5% in the first nine months of 1999 from .7% in the first nine months of 1998 due to increased revenues and lower interest rates. Interest expense on incremental debt incurred to finance assets held for resale has been allocated to the basis of such assets.

    Other operating expenses decreased as a percentage of revenues to 16.1% in the first nine months of 1999 from 16.8% in the first nine months of 1998 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

    The Company's effective income tax rate was 39.2% in the first nine months of 1999 compared to 38.8% in the first nine months of 1998 due to a credit recorded in 1998 for state income taxes.

    Net Income
    ----------

    The Company had net income of $36.1 million in the first nine months of 1999 compared to $27.7 million in the first nine months of 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share was $1.29 per share in the first nine months of 1999 compared to $.98 per share in the first nine months of 1998.


Financial Condition, Liquidity and Capital Resources

    Cash provided by operations increased to $63.1 million in the first nine months of 1999 from $55.2 million in the comparable period of 1998. Cash outflows from investing activities for the first nine months of 1999 were $68.8 million primarily related to capital expenditures and the purchase of assets held for resale. Cash inflows from financing activities for the first nine months of 1999 were $9.2 million primarily related to borrowings on the Company's line of credit. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

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

    In 1999, the Company plans to add 28 to 30 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.5 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the customer area of 15 to 20 high sales volume stores in 1999.
The Company completed its Phase II upgrade program in 1999 at an average cost of approximately $160,000 per store. A Phase II upgrade consists of a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During the first nine months of 1999, the Company opened nine new restaurants, acquired four existing restaurants, expanded 17 restaurants and completed Phase II upgrades in 26 restaurants. The Company currently estimates that capital expenditures in 1999, including expenditures for upgrading existing stores, new store openings, existing store expansions and equipment investments, will be approximately $65 million, excluding the $19 million acquisition of assets from Discovery Zone, Inc. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

    In July 1998, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. In September 1999, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to
$25 million.   As of November 11, 1999, the Company has purchased
shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $1.5 million.

    The Company's total credit facility of $59.5 million consists of $15.3 million in term notes and a $45 million line of credit. Term notes totaling $12 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Term notes totaling $2.5 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $45 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus 0.5% or LIBOR plus 1%. The Company's line of credit agreement matures June 2001. As of October 3, 1999, $27.9 million was borrowed under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

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


Item 6.  Exhibits and Reports on Form 8-K.

    a)Exhibits

    10(b)(1)    Fourth Modification and Extension
                Agreement, in the stated amount of
                $45,000,000, dated July 16, 1999,
                between Bank One, Texas, N.A. and the
                Company.

    10(b)(2)    Fourth Restated Revolving Credit
                Note, in the stated amount of
                $45,000,000, dated July 16, 1999,
                between Bank One, Texas, N.A. and
                the Company.


    b)   Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CEC ENTERTAINMENT, INC.



Dated: November 11, 1999          By: /s/ Larry G. Page
                                  ----------------------
                                   Larry G. Page
                                   Executive Vice President
                                   and Chief Financial Officer

                           EXHIBIT INDEX



Exhibit
Number     Description                                            Page No.
------     -----------                                             -----


10(b)(1)     Fourth Modification and Extension Agreement, in the
             stated amount of $45,000,000.00, dated July 16,
             1999, between Bank One, Texas, N.A. and the
             Company.                                                 15

10(b)(2)     Fourth Restated Revolving Credit Note, in the
             stated amount of $45,000,000.00, dated July 16,
             1999, between Bank One, Texas, N.A. and the
             Company.                                                 24