Form 10-Q
period 2000-01-02
CEC ENTERTAINMENT INC
filed 2000-03-31
CIK 813920

FORM 10-K

(Mark One)

    x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2000.

    - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                      Commission File Number 0-15782

                           CEC ENTERTAINMENT, INC.
      (Exact name of registrant as specified in its charter)

                 Kansas                           48-0905805
                 (State or jurisdiction of        (I.R.S. Employer
                 incorporation or organization)   Identification No.)

                  4441 West Airport Freeway
                  P.O. Box 152077
                  Irving, Texas                              75015
                  (Address of principal executive offices)   Zip Code)

       Registrant's telephone number, including area code:(972) 258-8507

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No -


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -

    At March 13, 2000, an aggregate of 26,770,790 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 13, 2000) held by non-affiliates of the registrant was $597,581,303.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 2000 annual meeting of shareholders, have been incorporated by reference in Part III of this report.





                                P A R T    I



Item 1.   Business

General

  CEC Entertainment, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

  The Company operated, as of March 13, 2000, 302 Chuck E. Cheese's ("Chuck E. Cheese's") restaurants. In addition, as of March 13, 2000, franchisees of the Company operated 55 Chuck E.Cheese's restaurants.


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

  The Company and its franchisees operate in a total of 45 states. The Company owns and operates Chuck E. Cheese's restaurants in 37 states and Canada. See "Item 2. Properties."

  The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                             1999        1998      1997
                                             ----        ----      ----
Average annual revenues
  per restaurant (1)                      $1,531,000  $1,452,000 $1,437,000

Number of restaurants open at end
  of period                                     294          271        246

Percent of total restaurant revenues:
    Food and beverage sales                    64.8%        66.2%      68.2%
    Game sales                                 32.4%        30.9%      28.6%
    Merchandise sales                           2.8%         2.9%       3.2%

------

    (1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (243, 240 and 225 restaurants in 1999, 1998 and 1997, respectively). Fiscal years 1999 and 1998 consisted of 52 weeks while 1997 consisted of 53 weeks.

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

  To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. Between March 1994 and September 1997, all Company operated restaurants were remodeled under this program. In 1997, the Company initiated a Phase II upgrade program that generally includes a new game package, enhanced prize and merchandise offerings and improved product presentation and service. The Company completed Phase II upgrades in 107 restaurants in 1997, 117 restaurants in 1998 and 26 restaurants in 1999.

  The Company has expanded the customer areas of 56 existing stores since 1995, including 19 stores in 1999. The Company plans to continue its strategy of expanding the customer areas of existing restaurants in 2000. The customer area is typically increased by an average of 1,000 to 4,000 square feet per store.

  The Company opened 23, 14 and two new Chuck E. Cheese's restaurants in 1999, 1998 and 1997, respectively. This does not include restaurants acquired from franchisees. The Company anticipates adding approximately 27 to 32 new restaurants in 2000 through a combination of new restaurants and the acquisition of existing restaurants. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

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

Franchising

  The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 13, 2000, 55 Chuck E. Cheese's restaurants were operated by a total of 35 different franchisees, as compared to 54 of such restaurants at March 12, 1999. In September 1996 and December 1998, the Company purchased 19 and six Chuck E. Cheese's restaurants, respectively, owned by its then largest franchisees.

  The Chuck E. Cheese's standard franchise related agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2000.

  The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales;
(ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 2.65% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.2% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 1% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.


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


Working Capital Practices

  The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy current operational needs. The Company's accounts receivable consist primarily of credit card receivables and franchise royalties.


Employees

  The Company's employment varies seasonally, with the greatest number being employed during the summer months. On March 13, 2000, the Company employed approximately 15,648 employees, including 15,323 in the operation of Chuck E. Cheese's restaurants and 325 employed by the Company in the Company's executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

  The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of March
13, 2000.

                                                                Chuck E.
                              Domestic                          Cheese's
                              --------                          --------
                        Alabama                                     5
                        Arkansas                                    4
                        California                                 54
                        Colorado                                    6
                        Connecticut                                 5
                        Delaware                                    1
                        Florida                                    18
                        Georgia                                     8
                        Idaho                                       1
                        Illinois                                   17
                        Indiana                                     8
                        Iowa                                        4
                        Kansas                                      3
                        Kentucky                                    2
                        Louisiana                                   5
                        Maryland                                   10
                        Massachusetts                              10
                        Michigan                                   12
                        Minnesota                                   4
                        Mississippi                                 1
                        Missouri                                    7
                        Nebraska                                    2
                        Nevada                                      3
                        New Hampshire                               2
                        New Jersey                                 10
                        New Mexico                                  1
                        New York                                    9
                        North Carolina                              4
                        Ohio                                       15
                        Oklahoma                                    3
                        Pennsylvania                               10
                        Rhode Island                                1
                        South Carolina                              4
                        Tennessee                                   6
                        Texas                                      30
                        Virginia                                    8
                        Wisconsin                                   7
                                                                  ---
                                                                  300
               International
               -------------
                        Canada                                      2
                                                                  ---
                                                                  302
                                                                  ===

  Of the 302 Chuck E. Cheese's restaurants owned by the Company as of March 13, 2000, 274 occupy leased premises and 28 occupy owned premises. The leases of these restaurants will expire at various times from 2000 to 2028, as described in the table below.


                Year of                Number of          Range of Renewal
               Expiration             Restaurants          Options (Years)
               ----------             -----------          ---------------

                2000                       19                None to 15
                2001                       34                None to 15
                2002                       60                None to 20
                2003 and thereafter       161                None to 20


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

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                           P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

  As of March 13, 2000, there were an aggregate of 26,770,798 shares of the Company's Common Stock outstanding and approximately 3,461 stockholders of record.

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CEC". Prior to July 9, 1998, the Company's Common Stock was listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange and National Market System of NASDAQ (adjusted for a three-for-two stock split in the form of a 50% stock dividend of the Company's common stock on July 23, 1999):

                                    High            Low
                                   -------         -------
    1999
             - 1st quarter         $  24 1/8    $  15
             - 2nd quarter            29 7/8       21 11/16
             - 3rd quarter           36 9/16       25 3/4
             - 4th quarter            35 1/4       23 1/2


    1998
             - 1st quarter         $  22 5/8    $  13 1/4
             - 2nd quarter            26 7/8       21 29/32
             - 3rd quarter            26 5/8       11 29/32
             - 4th quarter            20           12 13/16


   The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of January 2, 2000 in the amount of $1.20 per share will be paid on April 2, 2000.

  The Company has not paid any cash dividends on its Common Stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures, repurchase the Company's common stock and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.


                             1999       1998     1997      1996      1995
                             ----       ----     ----      ----      ----
                             (Thousands, except per share and store  data)

Operating results (1):

Revenues . . . . . . . . . $440,904   $379,427  $350,267  $ 293,990 $ 263,783
Costs and expenses . . . .  368,578    324,395   307,558    271,769   263,408
                            -------    -------   -------    -------   -------
Income before income
   taxes   . . . . . . . .   72,326    55,032     42,709     22,221       375

Income taxes:
    Current expense. . . .   24,807    9,160       3,417      2,855       701
    Deferred expense
      (benefit)  . . . . .    3,147   12,142      13,795      6,145      (389)
                            -------  -------     -------    -------   -------
                             27,954   21,302      17,212      9,000       312
                            -------  -------     -------    -------   -------
Net income . . . . . . . .  $44,372  $33,730    $ 25,497   $ 13,221   $    63
                            =======  =======    ========   ========   =======
Per Share (2)(3):
   Basic:
   Net income (loss) . .   $  1.63    $ 1.23    $   .91    $    .47  $   (.01)
Weighted average shares
    outstanding. . . . . .  27,004    27,093     27,603      27,309    27,147

Diluted:
  Net income (loss)  . . .  $ 1.58    $ 1.20     $ .89       $ .47     $ (.01)
  Weighted average shares
     outstanding . . . . .  27,922    27,810    28,226      27,716     27,147

Cash flow data:
  Cash provided by
     operations . . . . .  $76,686   $68,614  $ 69,478    $ 48,362   $ 27,810
 Cash used in investing
     activities . . . . . (100,344)  (65,622)  (43,805)    (51,868)   (30,548)
 Cash provided by (used in)
     financing activities   23,179    (7,057)  (21,800)      1,319      5,946

Balance sheet data:
 Total assets. . . . . . .$325,168  $252,228  $226,368    $216,580  $ 199,010

 Long-term obligations
     (including current portion
     and redeemable preferred
     stock) . . . . . . .  63,369    31,911    30,713       39,571     39,244

Shareholders' equity. . . 221,228   183,949   155,938      141,476    126,487

Number of restaurants at year end:
 Company operated. . . .      294       271       249          244        226
 Franchise . . . . . . .       55        54        63           70         93
                           ------    ------    ------       ------     ------
                              349       325       312          314        319
                           ======    ======    ======       ======     ======

----------------------

(1) Fiscal year 1997 was 53 weeks in length while all other fiscal years presented were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

(3) All share and per share information has been adjusted to give effect to three-for-two stock split in the form of a 50% stock dividend of the Company's common stock on July 23, 1999.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.

Results of Operations

 A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                    1999            1998         1997
                                    ----            ----         ----
Revenues . . . . . . . . . . .     100.0%          100.0%       100.0%
                                   -----           -----        -----
Costs and  expenses:
 Cost of sales . . . . . . . .      45.1%           45.9%        46.8%
 Selling, general and
     administrative. . . . . .      14.9%           14.9%        15.1%
 Depreciation and amortization       7.0%            7.3%         7.3%
 Interest expense. . . . . . .        .5%             .7%          .8%
 Other operating expenses. . .      16.1%           16.7%        17.8%
                                  ------         -------      -------
                                    83.6%           85.5%        87.8%
                                  ------         -------      -------
Income before income taxes . .      16.4%           14.5%        12.2%
                                  ======         =======      =======


1999 Compared to 1998
---------------------

 Revenues increased 16.2% to $440.9 million in 1999 from $379.4 million in 1998 primarily due to an increase of 5.7% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 1999 and 1998 ("comparable store sales"). In addition, the Company opened 23 new restaurants and purchased one restaurant from a franchisee in 1999.

 Income before income taxes increased to $72.3 million in 1999 from $55.0 million in 1998. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $44.4 million in 1999 from $33.7 million in 1998. The Company's diluted earnings per share increased to $1.58 per share in 1999 compared to $1.20 per share in 1998.

 Revenues
 --------

 Revenues increased to $440.9 million in 1999 from $379.4 million in 1998. Comparable store sales of Chuck E. Cheese's restaurants increased by 5.7% in 1999. In addition, the Company opened 23 new restaurants and acquired one restaurant from a franchisee in 1999. Average annual revenues per restaurant increased to approximately $1,531,000 in 1999 from approximately $1,452,000 in 1998.
Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at Phase II upgraded restaurants. Menu prices increased
 .4% between the two years.

 Revenues from franchise fees and royalties were $3.2 million in 1999 compared to $3.3 million in 1998 primarily due to a reduction in the number of franchise stores. Average annual revenue per franchised restaurant increased due to a 3.7% increase in comparable franchise store sales and higher sales volumes in new franchise restaurants. During 1999, two new franchise restaurants opened.

 Costs and Expenses
 ------------------

 Costs and expenses as a percentage of revenues decreased to 83.6% in 1999 from 85.5% in 1998.

 Cost of sales as a percentage of revenues decreased to 45.1% in 1999 from 45.9% in 1998. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.5% in 1999 from 16.0% in 1998 primarily due to an increase in game sales and reduced costs of certain food and beverage products, including cheese costs, and an increase in menu prices. Restaurant labor expenses as a percentage of restaurant sales declined slightly to 26.8% in 1999 from 26.9% in 1998 primarily due to the increase in comparable store sales.

 Selling, general and administrative expenses as a percentage of revenues was 14.9% in both 1999 and 1998. Efficiencies in advertising and overhead costs were offset by higher preopening expenses and recruiting and training costs in 1999 compared to 1998 due to the greater number of new stores opened in 1999.

 Depreciation and amortization expense as a percentage of revenues declined to 7.0% in 1999 from 7.3% in 1998 primarily due to the increase in comparable store sales.

 Interest expense as a percentage of revenues decreased to .5% in 1999 from .7% in 1998 due to the increase in revenues and lower interest rates. Interest expense on the increase in debt incurred to finance assets held for resale has been allocated to the cost basis of such assets.

 Other operating expenses decreased as a percentage of revenues to 16.1% in 1999 from 16.7% in 1998 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

 The Company's effective income tax rate was 38.7% in both 1999 and 1998.


 Net Income
 ----------

 The Company had net income of $44.4 million in 1999 compared to $33.7 million in 1998 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.58 per share in 1999 compared $1.20 per share in 1998.


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

 Income before income taxes increased to $55.0 million in 1998 from $42.7 million in 1997. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $33.7 million in 1998 from $25.5 million in 1997. The Company's diluted earnings per share increased to $1.20 per share in 1998 compared to $.89 per share in 1997.

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

 Selling, general and administrative expenses as a percentage of revenues decreased to 14.9% in 1998 from 15.1% in 1997 primarily due to a reduction in corporate overhead costs and advertising expense as a percentage of revenues partially offset by an increase in pre-opening costs.

 Depreciation and amortization expense as a percentage of revenues remained constant at 7.3% in both 1998 and 1997.

 Other operating expenses decreased as a percentage of revenues to 16.7% in 1998 from 17.8% in 1997 primarily due to a decrease in insurance costs including a reduction in prior year reserves and a decrease in rent expense as a percentage of revenues.

 Net Income
 ----------

 The Company had net income of $33.7 million in 1998 compared to $25.5 million in 1997 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.20 per share in 1998 compared $.89 per share in 1997.


Inflation
---------

 The Company's cost of operations, including but not limited to labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federal or state mandated minimum wage would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.


Financial Condition, Liquidity and Capital Resources

 Cash provided by operations increased to $76.7 million in 1999 from $68.6 million in 1998. Cash outflow from investing activities for 1999 was $100.3 million primarily related to capital expenditures and the purchase of assets held for resale. Cash inflow from financing activities in 1999 was $23.2 million primarily related to borrowings on the Company's line of credit. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

 In July 1999, the Company acquired for approximately $19 million, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and substantially all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company has converted 10 of the acquired properties to Chuck E. Cheese's restaurants and plans to sell substantially all of the remaining properties, furniture, fixtures and equipment.

 In 2000, the Company plans to add 27 to 32 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening new stores to average approximately $1.8 million per store which will vary depending upon many factors including the size of the store and whether the Company acquires land or the store is an in-line or free-standing building. In addition to such new store openings, the Company plans to expand the seating capacity of approximately 17 high sales volume stores in 2000 including 12 stores which will receive an enhanced showroom package. The Company completed its Phase II upgrade program in 1999 at an average cost of approximately $160,000 per store. A Phase II upgrade consists of a new game package, enhanced prize and merchandise offerings, and improved product presentation and service. During 1999, the Company opened 23 new restaurants, acquired one restaurant from a franchisee, expanded the customer area of 19 restaurants and
completed Phase II upgrades in 26 restaurants.   The Company
currently estimates that capital expenditures in 2000, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $86 million.
The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

 In July 1998, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $15 million. In September 1999, the Company completed this plan and announced an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. As of March 13, 2000, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $8.9 million.

 In 2000, the Company's line of credit agreement was amended to provide borrowings of up to $55 million with $10 million maturing in 2000 and $45 million maturing in 2001. The Company's current credit facility of $68.7 million consists of $13.7 million in term notes and a $55 million line of credit. Term notes totaling $12 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Term notes totaling $1.7 million with quarterly principal payments of $833,000 and annual interest equal to LIBOR plus 3.5% mature in 2000. Interest under the $55 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at the prime rate minus 0.5% or LIBOR plus 1%. As of March 13, 2000, there was $38 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The Company is currently considering increasing the available borrowings under the line of credit agreement and extending the maturity date.

 Certain statements in this report may constitute "forward-looking statements" which are subject to known and unknown risks and uncertainties including, among other things, certain economic conditions, competition, development factors and operating costs that may cause the actual results to differ materially from results implied by such forward-looking statements.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

 The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.  Financial Statements and Supplementary Data


                           CEC ENTERTAINMENT, INC.
                 YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999
                             AND JANUARY 2, 1998

                                  CONTENTS




                                                                        Page
                                                                        ----
Independent auditors' report . . . . . . . . . . . . . . . . . . . .     15
Consolidated financial statements:
 Consolidated balance sheets . . . . . . . . . . . . . . . . . . . .     16
 Consolidated statements of earnings and
     comprehensive income. . . . . . . . . . . . . . . . . . . . . .     17
 Consolidated statements of shareholders' equity . . . . . . . . . .     18
 Consolidated statements of cash flows . . . . . . . . . . . . . . .     19
 Notes to consolidated financial statements. . . . . . . . . . . . .     20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States of America.







DELOITTE & TOUCHE LLP
Dallas, Texas
March 6, 2000

                             CEC ENTERTAINMENT,  INC.
                          CONSOLIDATED  BALANCE  SHEETS
                       JANUARY 2, 2000 AND JANUARY 3, 1999
                          (Thousands, except share data)

                                      ASSETS

                                                January 2,     January 3,
                                                   2000           1999
                                                --------       --------
Current assets:
  Cash and cash equivalents . . . . . . . . . . $  2,731       $  3,210
  Accounts receivable . . . . . . . . . . . . .    6,451          4,299
  Current portion of notes receivable . . . . .        7             52
  Inventories . . . . . . . . . . . . . . . . .    7,895          5,842
  Prepaid expenses. . . . . . . . . . . . . . .    4,727          3,643
  Current portion of deferred tax asset . . . .      776            720
  Assets held for resale. . . . . . . . . . . .   13,070
                                                 -------        -------
    Total current assets  . . . . . . . . . . .   35,657         17,766
                                                 -------        -------
Property and equipment, net . . . . . . . . . .  280,624        228,531
                                                 -------        -------
Deferred tax asset  . . . . . . . . . . . . . .                   1,036
                                                 -------        -------
Notes receivable, less current portion,
    including receivables from
    related parties of $491 and $361,
    respectively. . . . . . . . . . . . . . . .     491             363
                                                -------         -------

Other assets . . . . . . . . . . . . . . . . .    8,396           4,532
                                                -------         -------
                                              $ 325,168       $ 252,228
                                               ========        ========

                    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Current portion of long-term debt . . . . .$   7,729       $   9,383
   Accounts payable and accrued liabilities. .   34,294          32,453
                                                 ------          ------
   Total current liabilities . . . . . . . . .   42,023          41,836
                                                 ------          ------
Long-term debt, less current portion . . . . .   51,567          18,922
                                                 ------          ------
Deferred rent. . . . . . . . . . . . . . . . .    4,110           3,915
                                                 ------          ------
Long-term deferred tax liability . . . . . . .    2,167
                                                 ------
Other liabilities. . . . . . . . . . . . . . .    1,725           1,300
                                                 ------          ------
Commitments and contingencies
Redeemable preferred stock, $60 par value,
 redeemable for $2,911 in 2005 . . . . . . . .    2,348           2,306
                                                 ------          ------
Shareholders' equity:
  Common stock, $.10 par value; authorized
    100,000,000 shares; 33,791,217 and
    33,397,956 shares issued, respectively . .    3,379          3,340
  Capital in excess of par value . . . . . . .  166,594        161,992
  Retained earnings  . . . . . . . . . . . . .  120,194         76,157
  Deferred compensation  . . . . . . . . . . .     (759)        (1,520)
  Accumulated other comprehensive income . . .       42              6
  Less treasury shares of 6,777,614 and
    6,352,014, respectively, at cost . . . . . (68,222)        (56,026)
                                               -------         -------
                                               221,228         183,949
                                               -------         -------
                                             $ 325,168       $ 252,228
                                               =======         =======

                See notes to consolidated financial statements.

                            CEC ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                          YEARS ENDED JANUARY 2, 2000,
                      JANUARY 3, 1999 AND JANUARY 2, 1998
                       (Thousands, except per share data)



                                                1999       1998       1997
                                                ----       ----       ----
Food and beverage revenues . . . . . . . .   $ 283,951  $ 248,948  $ 235,898
Games and merchandise revenues . . . . . .     153,630    126,612    109,518
Franchise fees and royalties . . . . . . .       3,164      3,304      3,227
Interest income, including related
  party income of $63, $65 and $244,
  respectively . . . . . . . . . . . . . .        159        543      1,095
Joint venture income . . . . . . . . . . .                    20        529
                                              -------    --------   -------
                                              440,904    379,427    350,267
                                              -------    -------    -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .    198,922    173,890    163,713
 Selling, general and administrative
    expenses  . . . . . . . . . . . . . .      65,706     56,690     53,037
 Depreciation and amortization. . . . . .      30,963     27,620     25,524
 Interest expense. . . . . . . . . . . . .      2,195      2,694      2,866
 Other operating expenses. . . . . . . . .     70,792     63,501     62,418
                                              -------    -------    -------
                                              368,578    324,395    307,558
                                              -------    -------    -------

Income before income taxes . . . . . . . .     72,326     55,032     42,709

Income taxes:
 Current expense . . . . . . . . . . . . .     24,807     9,160       3,417
 Deferred expense. . . . . . . . . . . . .      3,147    12,142      13,795
                                               ------    ------      ------
                                               27,954    21,302      17,212
                                               ------    ------      ------
 Net income. . . . . . . . . . . . . . . .     44,372    33,730      25,497


 Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . .         36         6
                                               ------   -------    -------
 Comprehensive income. . . . . . . . . . .   $ 44,408  $ 33,736   $ 25,497
                                              =======   =======    =======

Earnings per share:
 Basic:
  Net income . . . . . . . . . . . . . . . $   1.63    $  1.23    $   .91
  Weighted average shares outstanding. . .   27,004     27,093     27,603

 Diluted:
  Net income . . . . . . . . . . . . . . . $   1.58   $  1.20    $    .89
  Weighted average shares outstanding. . .   27,922    27,810      28,226




             See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            YEARS ENDED JANUARY 2, 2000,
                         JANUARY 3, 1999 AND JANUARY 2, 1998
                          (Thousands, except per share data)


                                  Amounts                    Shares
                           1999      1998     1997      1999     1998     1997
                           ----      ----     ----      ----     ----     ----
Common stock and capital in
  excess of par value:
   Balance, beginning of
     year. . . . . . .   $165,332  $160,887 $155,947   33,398   32,868  32,279
   Stock options exercised  2,680     2,573    2,592      386      524     393
   Tax benefit (expense)
     from exercise
     of stock options
     and stock grants . .   1,842     1,775      (14)
   Stock issued under 401(k)
     plan . . . . . . . .     142        97       59        8        6       4
   Stock grant plan . . .                      2,293                       192
   Other. . . . . . . . .     (23)                10       (1)
                          -------   -------  -------  -------  -------  ------
   Balance, end of year. .169,973   165,332  160,887   33,791   33,398  32,868
                          -------   -------  -------  -------  -------  ------
Retained earnings:
   Balance, beginning of
     year  . . . . . . .   76,157   42,768   17,613
   Net income. . . . . .   44,372   33,730   25,497
   Redeemable preferred
     stock accretion . .     (101)    (103)    (104)
   Redeemable preferred stock
     dividend, $4.80 per
     share . . . . . . .     (234)    (238)    (238)
                          -------  -------  -------
   Balance, end of year.  120,194   76,157   42,768
                          -------  -------  -------

Deferred compensation:
   Balance, beginning
     of year  . . . . . .  (1,520) (2,280)  (1,821)
   Amortization of deferred
     compensation  . . . .    761     760    1,821
   Stock grant plan. . . .                  (2,280)
                           ------  ------  -------
   Balance, end of year. .   (759) (1,520)  (2,280)
                           ------  ------  -------

Accumulated other comprehensive income:
   Balance, beginning
     of year . . . . . . .      6
   Foreign currency
     translation . . . . .     36        6
                           ------   ------
   Balance, end of year. .     42        6
                           ------   ------
Treasury shares:
  Balance, beginning
     of year  . . . . . . (56,026) (45,437) (30,263)     6,352   5,742   4,664
  Treasury stock acquired (12,196) (10,589) (15,174)       426     610   1,078
                          -------  -------  -------     ------  ------  ------
  Balance, end of year. . (68,222) (56,026) (45,437)     6,778   6,352   5,742
                          -------  -------  -------     ------  ------  ------
Total shareholders'
   equity . . . . . . . .$221,228 $183,949 $155,938
                          =======  =======  =======



              See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED JANUARY 2, 2000,
                        JANUARY 3, 1999 AND JANUARY 2, 1998
                                     (Thousands)



                                      1999             1998              1997
                                      ----             ----              ----
Operating activities:
    Net income . . . . . . . . . . . $ 44,372       $ 33,730          $ 25,497
    Adjustments to reconcile net
      income to cash provided by
      operations:
     Depreciation and amortization. .  30,963         27,620           25,524
     Deferred income tax expense. . .   3,147         12,142           13,795
     Compensation expense under stock
       grant plan . . . . . . . . . .     761           760             1,821
     Other  . . . . . . . . . . . . .     466           (44)              153
     Net change in receivables,
       inventories, prepaids, payables and
       accrued liabilities . . . . . . (3,023)       (5,594)            2,688
                                      -------       -------           -------
       Cash provided by operations . . 76,686        68,614            69,478
                                      -------       -------           -------
Investing activities:
    Purchases of property and
      equipment. . . . . . . . . . . (82,819)       (66,704)          (48,451)
    Payments received on notes
      receivable. . . . . . . . . .    1,327          2,503             7,376
    Additions to notes receivable. .  (1,410)          (690)           (2,500)
    Change in investments and other
      assets . . . . . . . . . . . .  (4,372)          (731)             (230)
    Purchase of assets held for
      resale . . . . . . . . . . . . (13,070)
                                     -------        -------           -------
      Cash used in investing
       activities. . . . . . . . . .(100,344)       (65,622)          (43,805)
                                    --------       --------           -------
Financing activities:
    Proceeds from debt and line
       of credit. . . . . . . . . .  51,270          4,479
    Payments on debt and line
       of credit. . . . . . . . . . (20,279)        (3,376)            (9,142)
    Redeemable preferred stock
       dividends . . . . . . . . .     (234)          (238)              (238)
    Acquisition of treasury stock.  (12,196)       (10,589)           (15,174)
    Exercise of stock options. . .    2,680          2,573              2,592
    Other. . . . . . . . . . . . .    1,938             94                162
                                    -------        -------            -------
       Cash provided by (used in)
        financing activities . . .   23,179         (7,057)           (21,800)
                                    -------        -------            -------
Increase (decrease) in cash and cash
     equivalents . . . . . . . . .     (479)        (4,065)             3,873
Cash and cash equivalents,
     beginning of year . . . . . .    3,210          7,275              3,402
                                    -------        -------           --------
Cash and cash equivalents,
     end of year . . . . . . . . .  $ 2,731        $ 3,210            $ 7,275
                                    =======        =======            =======



                See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEARS ENDED JANUARY 2, 2000,
                      JANUARY 3, 1999 AND JANUARY 2, 1998


1.  Summary of significant accounting policies:

  Operations:

      CEC Entertainment, Inc. (the "Company") operates and franchises family restaurant/entertainment centers as Chuck E.
  Cheese's restaurants.

    Fiscal year:

      The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 1999, 1998 and 1997 are for the fiscal years ended January 2, 2000, January 3, 1999 and January 2, 1998, respectively. Fiscal years 1999 and 1998 were each 52 weeks in length, while fiscal year 1997 was 53 weeks in length.

    Basis of consolidation:

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Foreign currency translation:

      The consolidated financial statements are presented in U.S. dollars. The assets and liabilities of the Company's Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of other comprehensive income.

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

                            CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         YEARS ENDED JANUARY 2, 2000,
                     JANUARY 3, 1999 AND JANUARY 2, 1998



1.  Summary of significant accounting policies (continued):

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

  Earnings per share:

      Earnings per common and potential common share have been adjusted for a three-for-two stock split in the form of a 50% stock dividend of the Company's common stock on July 23, 1999.

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

  Accounting for stock-based compensation:

      As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and has disclosed the proforma effects of SFAS 123 (Note 18).

  Recent accounting pronouncements:

      Statement of Financial Accounting Standards No. 133 ("SFAS
  133") "Accounting for Derivative Instruments and Hedging
  Activities" became effective for years beginning after June 15, 1999. The Company does not engage in activities requiring separate disclosure under SFAS 133.

                          CEC ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        YEARS ENDED JANUARY 2, 2000,
                     JANUARY 3, 1999 AND JANUARY 2, 1998


2.  Accounts receivable:

                                                      1999       1998
                                                      ----       ----
                                                        (thousands)
     Trade . . . . . . . . . . . . . . . . . . .   $ 1,510     $ 1,358
     Other . . . . . . . . . . . . . . . . . . .     4,941       2,954
                                                    ------      ------
                                                     6,451       4,312
     Less allowance for doubtful collection. . .                   (13)
                                                    ------      ------
                                                   $ 6,451     $ 4,299
                                                   =======     =======


3.  Notes receivable:

         The Company's notes receivable at January 2, 2000 and January 3, 1999 arose principally as a result of lines of credit established with the International Association of CEC Entertainment, Inc., a related party (Note 17), and advances to franchisees. The notes have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates ranging from 7.5% to 10.5%. Balances of notes receivable are net of an allowance for doubtful collection of $73,000 and $84,000 at January 2, 2000 and January 3, 1999,
    respectively.


4.  Assets held for resale:

         In July 1999, the Company acquired for approximately $19 million in cash, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and substantially all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company has converted 10 of the acquired properties to Chuck E. Cheese's restaurants and plans to sell substantially all of the remaining properties, furniture, fixtures and equipment. The preliminary allocation of the purchase price was approximately $7.2 million to property and equipment and $11.8 million to assets held for resale.
    Subsequent to the purchase, the Company has incurred incremental holding costs of $1.3 million related to the assets held for resale. While the Company has not yet finalized the purchase price allocation, it is not expected that the final allocation will be materially different from the results reflected herein.


5.  Property and equipment:

                                 Estimated
                                   Lives             1999            1998
                                 ---------           ----            ----
                                 (in years)                (thousands)
    Land . . . . . . . . . .                      $ 13,752        $ 8,285
    Leasehold improvements .      4 - 20           186,067        164,380
    Buildings  . . . . . . .      4 - 25            12,689         10,788
    Furniture, fixtures and
       equipment . . . . . .      2 - 15           198,900        172,028
    Property leased under capital
       leases (Note 7) . . .     10 - 15               449            449
                                                   -------       --------
                                                   411,857        355,930
    Less accumulated depreciation and
       amortization . . . .                       (145,052)      (132,432)
                                                  --------       --------
                                                   266,805        223,498
    Construction in progress . . . . . . . .        13,819          5,033
                                                  --------       --------
                                                  $280,624      $ 228,531
                                                  ========      =========


                                CEC ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED JANUARY 2, 2000,
                          JANUARY 3, 1999 AND JANUARY 2, 1998



6.   Accounts  payable  and  accrued  liabilities:



                                                   1999               1998
                                                  ------             ------
                                                          (thousands)
     Accounts payable . . . . . . . . . . . . . $ 14,521            $ 13,810
     Salaries and wages   . . . . . . . . . . .    7,766               7,030
     Insurance  . . . . . . . . . . . . . . . .    3,525               4,167
     Taxes, other than income . . . . . . . . .    4,258               4,370
     Other  . . . . . . . . . . . . . . . . . .    4,224               3,076
                                                 -------             -------
                                                $ 34,294            $ 32,453
                                                 =======             =======



7.   Leases:

       The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 7 to 30 years with various renewal options.

       Scheduled annual maturities of the obligations for capital and operating leases as of January 2, 2000, are as follows:



     Years                                           Capital      Operating
     -----                                           -------      ---------
                                                           (thousands)
       2000. . . . . . . . . . . . . . . . . . . . .  $187          $39,137
       2001. . . . . . . . . . . . . . . . . . . . .   214           37,496
       2002. . . . . . . . . . . . . . . . . . . . .   214           30,245
       2003. . . . . . . . . . . . . . . . . . . . .   214           21,065
       2004-2009 (aggregate payments). . . . . . . .   412           80,865
                                                     -----         --------
       Minimum future lease payments . . . . . . . . 1,241         $208,808
                                                                   ========
       Less amounts representing interest. . . . . .  (462)
                                                     -----
       Present value of future minimum lease payments. 779
       Less current portion. . . . . . . . . . . . . . (62)
                                                     -----
                                                    $  717
                                                     =====


                             CEC ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          YEARS ENDED JANUARY 2, 2000,
                     JANUARY 3, 1999 AND JANUARY 2, 1998



7.   Leases (continued):

       Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.


        The Company's rent expense is comprised of the following:


                                          1999          1998           1997
                                         ------        ------         ------
                                                     (thousands)
         Minimum. . . . . . . .         $38,339        $34,276       $32,694
         Contingent. . . . . . .            464            365           276
                                         ------         ------        ------
                                        $38,803        $34,641       $32,970
                                         ======         ======        ======



8.   Long-term debt:

                                                         1999       1998
                                                        ------     ------
                                                           (thousands)

     Term loans, 10.02%, due June 2001 . . . . . . . $ 12,000     $ 18,000

     Term loans, LIBOR plus 3.5%, due June 2000. . .    1,667        5,000
     Revolving bank loan, prime minus 0.5%
       to plus 0.5% or LIBOR plus
       1% to 2.5%,  due June 2001  . . . . . . . . .   44,850        4,478
     Obligations under capital leases (Note 7) . . .      779          827
                                                      -------      -------
                                                       59,296       28,305
     Less current portion. . . . . . . . . . . . . .   (7,729)      (9,383)
                                                      -------      -------
                                                     $ 51,567     $ 18,922
                                                      =======      =======


         In 1999, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $45 million expiring in June 2001. As of January 2, 2000, the Company's credit facility totals $58.7 million, which consists of $13.7 million in term notes and the $45 million line of credit. Interest on the term notes is payable quarterly.
    Interest under the line of credit is payable quarterly at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (8.7% at January 2, 2000) minus 0.5% or, at the Company's option, LIBOR (6.49% at January 2, 2000) plus 1%. At January 2, 2000, there was $44.9 million outstanding under the line of credit. A 3/8% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The weighted average interest rate on long-term debt was 8.44% and 9.62% in 1999 and 1998, respectively. The Company recognized capitalized interest costs of $747,000, $35,000 and $8,400 in 1999, 1998 and 1997, respectively, related to construction period debt and debt incurred to finance the acquisition of assets held for resale .

         As of January 2, 2000, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):

                           Years                           Amount
                           -----                           ------
                            2000. . . . . .               $  7,667
                            2001. . . . . .                 50,850
                                                          --------
                                                           $58,517
                                                          ========

                             CEC ENTERTAINMENT, INC.
             NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          YEARS ENDED JANUARY 2, 2000,
                       JANUARY 3, 1999 AND JANUARY 2, 1998


9.   Litigation:

       From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


10.  Redeemable preferred stock:

       As of January 2, 2000 and January 3, 1999, the Company had 48,510 and 49,441 shares, respectively, of its redeemable preferred stock issued and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of January 2, 2000, one quarterly dividend, totaling $58,212 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value of the redemption price and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders will be able to elect a majority of the directors of the Company.


11.  Earnings per common share:

       Basic earnings per common share ("EPS") is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares. Net income applicable per common share has been adjusted for the items indicated.

       Earnings per common and potential common shares were computed as follows (thousands, except per share data):


                                         1999            1998           1997
                                         ----            ----           ----
     Net income. . . . . . . . . . . . $ 44,372       $ 33,730       $ 25,497
     Accretion of redeemable preferred
       stock . . . . . . . . . . . . .     (101)          (103)          (104)
     Redeemable preferred stock dividends. (234)          (238)          (238)
                                        -------        -------        -------
     Net income applicable to common
       shares. . . . . . . . . . . . . $ 44,037       $ 33,389       $ 25,155
                                        =======        =======        =======

     Basic:
       Weighted average common shares
         outstanding. . . . . . . . .    27,004         27,093         27,603
                                        =======        =======        =======
       Earnings per common share . . .  $  1.63        $  1.23        $   .91
                                        =======        =======        =======
     Diluted:
       Weighted average common shares
          outstanding. . . . . . . . .   27,004         27,093         27,603
       Potential common shares for stock
          options and stock grants . .      918            717            623
                                        -------        -------       --------
       Weighted average shares
          outstanding . . . . . . . .    27,922         27,810         28,226
                                        =======        =======        =======
       Earnings per common and potential
          common shares. . . . . . . .   $ 1.58         $ 1.20         $  .89
                                         ======         ======         ======




                               CEC ENTERTAINMENT, INC.
              NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED JANUARY 2, 2000,
                       JANUARY 3, 1999 AND JANUARY 2, 1998



12.  Franchise fees and royalties:

        At January 2, 2000, 55 Chuck E. Cheese's restaurants were operated by a total of 35 different franchisees. The standard franchise related agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

        Initial franchise fees included in revenues were $355,000, $260,000 and $373,000 in 1999, 1998 and 1997, respectively.


13.  Cost of sales:


                                         1999           1998           1997
                                        ------         ------         ------
                                                      (thousands)
  Food, beverage and related supplies . $ 58,108     $ 52,958       $ 50,355
  Games and merchandise . . . . . . . .   23,250       19,625         18,339
  Labor. . .. . . . . . . . . . . . . .  117,564      101,307         95,019
                                         -------     --------        -------
                                        $198,922     $173,890       $163,713
                                         =======      =======        =======


14. Income taxes:

    The significant components of income tax expense are as follows:


                                       1999             1998            1997
                                      ------           ------          ------
                                                  (thousands)
 Current expense . . . . . . . . . . $ 24,807         $ 9,160         $ 3,417
 Deferred expense:
    Utilization of operating loss
      carryforwards . . . . . . . .                                    16,693
    Utilization of tax credit
      carryforwards . . . . . . . .                     6,595
    Other . . . . . . . . . . . . .     3,147           5,547          (2,898)
                                      -------         -------         -------
                                      $27,954         $21,302         $17,212
                                     =======         =======          =======


                               CEC ENTERTAINMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED JANUARY 2, 2000,
                         JANUARY 3, 1999 AND JANUARY 2, 1998


14.  Income taxes (continued):

       Deferred income taxes and benefits are provided for temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at January 2, 2000 and January 3, 1999 are as follows:

                                               1999                1998
                                              ------              ------
                                                     (thousands)
     Deferred Tax Asset (Liability):
       Current:
         Deferred tax assets:
           Accrued vacation. . . . . . . .   $ 412               $  404
           Unearned gift certificates  . .     204                  115
           Other . . . . . . . . . . . . .     160                  201
                                             -----                -----
         Net current deferred tax asset. .   $ 776                $ 720
                                             =====                =====
       Non-Current:
         Deferred tax assets (liabilities):
           Deferred rent . . . . . . . .  $  1,435              $ 1,365
           Asset impairments . . . . . .       353                  412
           Unearned franchise fees . . .       113                  165
           Depreciation. . . . . . . . .    (4,068)              (1,156)
           Other . . . . . . . . . . . .                            250
                                            ------               ------
       Net non-current deferred tax
         asset (liability) . . . . . . .  $ (2,167)             $ 1,036
                                           =======               ======



     A reconciliation of the statutory rate to taxes provided is as follows:

                                             1999          1998         1997
                                            ------        ------       ------
                                                      (thousands)
  Statutory rate. . . . . . . . . . . . . .  35.0%         35.0%        35.0%
  State income taxes. . . . . . . . . . . .   5.5%          6.2%         8.1%
  Other . . . . . . . . . . . . . . . . . .  (1.8%)        (2.5%)       (2.8%)
                                            ------        ------       ------
  Income taxes provided . . . . . . . . . .  38.7%         38.7%        40.3%
                                            ======        ======       ======



15. Fair value of financial instruments:

         The Company has certain financial instruments consisting primarily of cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $2.9 million.

                              CEC ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            YEARS ENDED JANUARY 2, 2000,
                        JANUARY 3, 1999 AND JANUARY 2, 1998



16. Supplemental cash flow information:

                                           1999           1998          1997
                                          ------         ------        ------
                                                        (thousands)
 Cash paid during the year for:
    Interest. . . . . . . . .            $ 2,099         $ 2,681       $ 2,961
    Income taxes  . . . . . . .           24,511           9,924         2,753

 Supplemental schedule of noncash
    investing and financing activities:
  Notes and accounts receivable canceled
     in connection with the acquisition of
     property and equipment . . . . . . . . . .             834
  Investment canceled in connection with
     the acquisition of Property and equipment.             668



    17. Related party transactions:

         The Company has granted three separate operating lines of credit to the International Association of CEC Entertainment, Inc. (the "Association"). In December 1999, the lines were renewed to provide the Association with available borrowings of $2.6 million at 10.5% interest and are due December 31, 2000. The Association develops entertainment attractions and produces system-wide advertising. Five officers of the Association are also officers of the Company. At January 2, 2000 and January 3, 1999, approximately $491,000 and $361,000, respectively, was outstanding under these lines of credit.


18. Employee benefit plans:

         The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and
    d) a retirement and savings plan.

         The Company's common stock which could be issued under its initial employee stock option plan was 4,158,057 shares. Any shares granted under this plan had to be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 2,737,500 shares may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

        In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 225,000 shares and the exercise price for options granted may not be less than the fair market value of the Company's common stock at the date of grant.

                           CEC ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        YEARS ENDED JANUARY 2, 2000,
                    JANUARY 3, 1999 AND JANUARY 2, 1998



18.  Employee benefit plans (continued):

       At January 2, 2000, there were 1,461,345 shares available for grant. Stock option transactions are summarized as follows for all plans:

                                                          Weighted Average
                            Number of Shares         Exercise Price Per Share
                        ------------------------    --------------------------
                        1999      1998       1997      1999      1998     1997
                       ------    ------     ------    ------    ------   ------
Options outstanding,
  beginning of year. 2,301,474  2,379,447  1,515,767  $11.19   $ 9.13   $ 5.72
  Granted  . . . . .   796,622    516,918  1,417,073   17.68    14.61    11.91
  Exercised. . . . .  (386,440)  (523,254)  (392,168)   6.94     4.91     6.61
  Terminated . . . .   (92,873)   (71,637)  (161,225)  15.28    13.41     7.57
                      --------   --------   --------
 Options outstanding,
    end of year  . . 2,618,783  2,301,474  2,379,447   13.66    11.19     9.13
                     =========  =========  =========



       The estimated fair value of options granted was $6.74, $7.54 and $6.12 per share in 1999, 1998 and 1997, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: risk free interest rate of 6.5%, 4.6% and 5.9% in 1999, 1998 and 1997, respectively; no dividend yield; expected lives of five years in 1999 and four years in 1998 and 1997; and expected volatility of 30% in 1999 and 1998 and 40% in 1997. Stock options expire five and seven years from the grant date.
     Stock options vest over various periods ranging from one to four years. The number of stock option shares exercisable at January 2, 2000 was 1,215,570. These stock options have exercise prices ranging from $3.78 to $15.75 per share, a weighted average exercise price of $11.10 per share and a weighted average remaining life of 2 years. In
     January 2000, the Company granted 459,466 additional options at an exercise price of $25.56 per share and 12,500 options at an exercise price of $26.05 per share.

        The number of shares of the Company's common stock which may have been awarded to senior executives of the Company under the Stock Grant Plan was 2,577,956 shares. No further shares may be awarded under this plan after December 1998. In 1997, 192,750 shares were awarded in connection with an employment agreement effective January 1998. No grants were awarded in 1999 or 1998. Compensation expense recognized by the Company pursuant to this plan was $761,000, $760,000 and $1,821,000 per year in 1999,
     1998 and 1997, respectively. All shares vest over periods ranging from 3 years to 6 years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods. As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $2.3 million in 1997. The deferred compensation is amortized over the compensated periods of service of three years.

        All stock options are granted at no less than fair market value of the common stock at the grant date. The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $41.9 million, $31.6 million and $23.1 million in 1998, 1997 and 1996, respectively. Proforma diluted earnings per share would have been $1.50, $1.14 and $.82 per share in 1999, 1998 and 1997, respectively.

                            CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          YEARS ENDED JANUARY 2, 2000,
                      JANUARY 3, 1999 AND JANUARY 2, 1998



18.  Employee benefit plans (continued):

       The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. The Company made contributions of approximately $142,000 and $97,000 in common stock for the 1998 and 1997 plan years, respectively. The Company plans to contribute $155,000 in common stock for the 1999 plan year.


19.  Quarterly results of operations (unaudited):

       The following summarizes the unaudited quarterly results of operations for the years ended January 2, 2000 and January 3, 1999 (thousands, except per share data).


                                   Fiscal year ended January 2, 2000
                          ---------------------------------------------------
                          April 14         July 4         Oct. 3       Jan. 2
                          --------         ------        -------       ------
   Revenues. . . . . . .  $118,396        $104,935      $115,583      $101,990
   Income before income
     taxes . . . . . . .    23,653          15,576        20,227        12,870
     Net income. . . . .    14,381           9,471        12,297         8,223

   Earnings Per Share:
     Basic   . . . . . .   $   .53        $    .35      $   .45       $    .30
     Diluted   . . . . .       .52             .34          .44            .29


                                    Fiscal year ended January 3, 1999
                           --------------------------------------------------
                           April 5          July 5        Oct. 4      Jan. 3
                           -------          ------        ------      -------
  Revenues. . . . . . . . $105,049         $ 88,901      $ 98,106     $ 87,371
  Income before income
    taxes . . . . . . . .   19,215           11,813        14,264        9,740
  Net income  . . . . . .   11,683            7,341         8,673        6,033

  Earnings Per Share:
      Basic  . . . . . .     $ .43           $  .27        $  .32      $   .22
      Diluted  . . . . .       .42              .26           .31          .22



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None


                            P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and incorporated herein by reference thereto.


Item 11.  Executive Compensation

         The information required by this item regarding the directors and executive officers of the Company shallbe included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and incorporated herein by reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

    The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13. Certain Relationships and Related Transactions

    The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.



                          P A R T   I V


Item 13. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

            (a) The following documents are filed as a part of this report:

                (1) Financial Statements and Supplementary Data:

                Independent auditors' report.

                CEC Entertainment, Inc. consolidated financial statements:

                Consolidated balance sheets as of January 2, 2000 and January 3, 1999.

                Consolidated statements of earnings for the years ended January 2, 2000, January 3, 1999, and January 2,
          1998.

                Consolidated statements of shareholders' equity for the years ended January 2, 2000, January 3, 1999, and
          January 2, 1998.

                    Consolidated statements of cash flows for the years ended January 2, 2000, January 3, 1999, and January 2,
          1998.

                    Notes to consolidated financial statements.

     (2)  Exhibits:

     Exhibit No.                  Description
     -----------                  -----------


     3(a)(1) Restated Articles of Incorporation of the Company, dated November 26, 1996 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-22229) and incorporated herein by reference).

     3(a)(2) Amendment to the Restated Articles of Incorporation of the Company, dated June 25, 1998 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference).

     3(a)(3) Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference).

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

     10(c)(3) Employment Agreement, dated April 28, 1999, between Michael H. Magusiak and the Company (filed as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, and incorporated herein by reference).

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

     10(n)(2) Third Restated Revolving Credit Note, in the stated amount of $30,000,000.00, dated December 4, 1998, between Bank One, Texas, N.A. and the Company (filed as
                    Exhibit 10 (a)(2) to the Company's
                    Quarterly Report on Form 10-Q for the
                    quarter ended July 5, 1998, and
                    incorporated herein by reference).

     10(o)(1)       Fourth Modification and Extension
                    Agreement, in the stated amount of
                    $45,000,000.00, dated July 16, 1999,
                    between Bank One, Texas, N.A. and the
                    Company (filed as Exhibit 10 (b)(1) to
                    the Company's Quarterly Report on Form
                    10-Q for the quarter ended October 3,
                    1999, and incorporated herein by
                    reference).

     10(o)(2) Fourth Restated Revolving Credit Note, in the stated amount of $45,000,000.00, dated July 16, 1999, between Bank One, Texas, N.A. and the Company (filed as
                    Exhibit 10 (b)(2) to the Company's
                    Quarterly Report on Form 10-Q for the
                    quarter ended October 3, 1999, and
                    incorporated herein by reference).

     10(p)(1) Supplemental Agreement, dated as of September 29, 1997, relating to the Note Purchase Agreements dated as of June 15, 1995, between Allstate Life Insurance Company, Massachusetts Mutual Life Insurance Company, MassMutual Corporate Value Partners Limited, CM Life Insurance Company, Modern Woodmen of America and the Company (filed as Exhibit 10(m)(1) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

     10(p)(2) Supplemental Agreement, dated as of September 29, 1997, relating to the Note Purchase Agreements dated as of June 15, 1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10(m)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

     10(q)(1) 1988 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(q)(2) Specimen form of Contract under the 1988 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

     10(r)(1)       1997 Non-Statutory Stock Option Plan
                    (filed as Exhibit 4.1 to Form S-8 (No.
                    333-41039), and incorporated  herein by
                    reference).

     10(r)(2) Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

     10(s)(1) Stock Grant Plan of the Company, as amended to date (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     10(s)(2) Specimen form of Certificate of Participation to certain participants under the Stock Grant Plan of the Company (filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 29, 1989, and incorporated herein by reference).

     10(t)(1) Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

     10(t)(2) Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

     10(u)(1)       Specimen form of the Company's current
                    Franchise Agreement (filed as Exhibit
                    10(r)(1) to the Company's Annual Report
                    on Form 10-K for the year ended January
                    2, 1998, and incorporated herein by
                    reference).

     10(u)(2)       Specimen form of the Company's current
                    Development Agreement (filed as Exhibit
                    10(r)(2) to the Company's Annual Report
                    on Form 10-K for the year ended January
                    2, 1998, and incorporated herein by
                    reference).

     10(v)(1) Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to
                    Exhibit 1 of the Company's Registration
                    Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     10(v)(2) Form of Certificate of Designation of the Preferred Shares under the Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit B to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and
                    incorporated herein by reference).

     10(v)(3) Form of Right Certificate under the Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit C to
                    Exhibit 1 of the Company's Registration
                    Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

     10(w)(1) Entertainment Operating Fund Line of Credit, in the stated amount of $200,000.00, dated December 31, 1999, between International Association of CEC
                    Entertainment, Inc. and the Company.

     10(w)(2) National Advertising Fund Line of Credit, in the stated amount of $1,200,000.00, dated December 31, 1999, between
                    International Association of CEC
                    Entertainment, Inc. and the Company.

     10(w)(3) National Media Fund Line of Credit, in the stated amount of $1,200,000.00, dated December 31, 1999, between International Association of CEC Entertainment, Inc. and the Company.

     10(x) Asset Purchase Agreement, dated as of June 23, 1999, by and among CEC Entertainment, Inc. and Discovery Zone, Inc., and Discovery Zone Licensing, Inc., as Sellers, and DZ Party, Inc., and Discovery Zone (Puerto Rico), Inc., as Consenting Parties (filed as Exhibit 10
                    (a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference).

        23          Independent Auditors Consent of  Deloitte
                    & Touche LLP

        27          Financial Data Schedule


     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1999.



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


      Signature                 Title                           Date
      ---------                 -----                           ----
 /s/ Richard M. Frank
 -----------------------
  Chairman of the Board,     March 31, 1999
  Richard M. Frank           Chief Executive Officer,
                             and Director (Principal
                             Executive Officer)

 /s/ Michael H. Magusiak
 -----------------------
  Michael H. Magusiak       President and Director           March 31, 1999



 /s/ Larry G. Page
 -----------------------
 Larry G. Page              Executive Vice President,        March 31, 1999
                            Treasurer, (Principal Financial
                            Officer and Principal Accounting
                            Officer)

 /s/  Raymond E. Wooldridge
---------------------------
 Ray Wooldridge             Director                         March 31, 1999



 /s/ Tim T. Morris
 --------------------------
 Tim T. Morris              Director                        March 31, 1999


 /s/   Walter Tyree
---------------------------
 Walter Tyree               Director                        March 31, 1999


 /s/ Louis P. Neeb
---------------------------
 Louis P. Neeb              Director                        March 31, 1999


 /s/ Cynthia I. Pharr
---------------------------
  Cynthia I. Pharr          Director                        March 31, 1999

                               EXHIBIT INDEX


Exhibit No.                   Description                        Page no.
-----------                   -----------                        --------


10(w)(1)          Entertainment Operating Fund Line of
                  Credit, in the stated amount of $200,000,
                  dated December 31, 1999, between International
                  Association of CEC Entertainment, Inc.
                  and the Company.                                   41

10(w)(2)          National Advertising Fund Line of Credit, in
                  the stated amount of$1,200,000.00, dated
                  December 31, 1999, between International
                  Association of CEC Entertainment, Inc. and
                  the Company.                                       45

10(w)(3)          National Media Fund Line of Credit, in the
                  stated amount of $1,200,000.00, dated
                  December 31, 1999, betwen International
                  Association of CEC Entertainment, Inc. and
                  the Company.                                       49

23                Independent Auditor's Consent of Deloitte &
                  Touche LLP                                         53