Form 10-K/A
period 2000-01-02
CEC ENTERTAINMENT INC
filed 2000-04-03
CIK 813920

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





Explanation

--- The purpose of this Form 10K/A amendment is to properly change the dates of signature of persons signing this report on behalf of the registrant from March 31, 1999 to March 31, 2000.






                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   Dated:   March 31, 2000           CEC Entertainment, Inc.




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


      Signature                 Title                           Date
      ---------                 -----                           ----
 /s/ Richard M. Frank
 -----------------------
  Chairman of the Board,                                    March 31, 2000
  Richard M. Frank           Chief Executive Officer,
                             and Director (Principal
                             Executive Officer)

 /s/ Michael H. Magusiak
 -----------------------
  Michael H. Magusiak       President and Director           March 31, 2000



 /s/ Larry G. Page
 -----------------------
 Larry G. Page              Executive Vice President,        March 31, 2000
                            Treasurer, (Principal Financial
                            Officer and Principal Accounting
                            Officer)

 /s/  Raymond E. Wooldridge
---------------------------
 Ray Wooldridge             Director                         March 31, 2000



 /s/ Tim T. Morris
 --------------------------
 Tim T. Morris              Director                         March 31, 2000


 /s/   Walter Tyree
---------------------------
 Walter Tyree               Director                         March 31, 2000


 /s/ Louis P. Neeb
---------------------------
 Louis P. Neeb              Director                         March 31, 2000


 /s/ Cynthia I. Pharr
---------------------------
  Cynthia I. Pharr          Director                        March 31, 2000


Page 38