Form 10-Q
period 2000-04-02
CEC ENTERTAINMENT INC
filed 2000-05-16
CIK 813920

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

       X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000.

       - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------- to ------------.

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

    At April 2, 2000, an aggregate of 26,791,971 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


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

                            CEC ENTERTAINMENT, INC.

                         CONSOLIDATED BALANCE  SHEETS
                        (Thousands, except share data)


                                ASSETS


                                              April 2,            January 2,
                                                2000                 2000
                                              --------            ----------
                                                      (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . .  $ 9,046            $ 2,731
 Accounts receivable . . . . . . . . . . . . .    4,129              6,451
 Current portion of notes receivable . . . . .        5                  7
 Inventories . . . . . . . . . . . . . . . . .    8,846              7,895
 Prepaid expenses. . . . . . . . . . . . . . .    5,327              4,727
  Current portion of deferred tax asset. . . .      776                776
  Assets held for resale . . . . . . . . . . .   12,473             13,070
                                                -------            -------
  Total current assets . . . . . . . . . . . .   40,602             35,657
                                                -------            -------

Property and equipment, net. . . . . . . . . .  291,397            280,624
                                                -------            -------

Notes receivable from related parties,
   less current portion  . . . . . . . . . . .      983                491
                                                -------            -------
Other assets . . . . . . . . . . . . . . . . .    7,248              8,396
                                                -------            -------
                                               $340,230           $325,168
                                               ========           ========


               LIABILITIES  AND  SHAREHOLDERS'  EQUITY


Current liabilities:
 Current portion of long-term debt . . . . . .  $ 6,905            $ 7,729
 Accounts payable and accrued liabilities. . .   48,360             34,294
                                                -------            -------
    Total current liabilities. . . . . . . . .   55,265             42,023
                                                -------            -------
Long-term debt, less current portion . . . . .   38,695             51,567
                                                -------            -------
Deferred rent. . . . . . . . . . . . . . . . .    4,104              4,110
                                                -------            -------
Long-term deferred tax liability . . . . . . .    3,299              2,167
                                                -------            -------
Other liabilities. . . . . . . . . . . . . . .    1,725              1,725
                                                -------            -------
Redeemable preferred stock, $60 par value,
   redeemable for $2,911 in 2005 . . . . . . .    2,374              2,348
                                                -------            -------
Shareholders' equity:
 Common stock, $.10 par value; authorized
    100,000,000 shares; 33,831,577
    and 33,791,217 shares issued,
    respectively . . . . . . . . . . . . . . .    3,383               3,379
 Capital in excess of par value. . . . . . . .  167,295             166,594
 Retained earnings . . . . . . . . . . . . . .  138,853             120,194
 Deferred compensation . . . . . . . . . . . .     (569)               (759)
    Accumulated other comprehensive income . .        8                  42
 Less treasury shares of 7,039,606 and 6,777,614,
    respectively, at cost. . . . . . . . . . .  (74,202)            (68,222)
                                                -------             -------
                                                234,768             221,228
                                                -------             -------
                                              $ 340,230           $ 325,168
                                                =======             =======

           See notes to consolidated financial statements.

                         CEC ENTERTAINMENT, INC.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                         AND COMPREHENSIVE INCOME

                             (Unaudited)
                  (Thousands, except per share data)



                                                    Three Months Ended
                                           ----------------------------------
                                           April 2, 2000         April 4,1999
                                           -------------         ------------
Food and beverage revenues . . . . . . . .      $ 93,779           $ 76,544
Games and merchandise revenues . . . . . .        46,567             40,992
Franchise fees and royalties . . . . . . .           942                812
Interest income, including related party
   income of $23 and $17,
   respectively. . . . . . . . . . . . . .            59                 49
                                                 -------            -------
                                                 141,347            118,397
                                                 -------            -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .        61,550             51,610
 Selling, general and administrative
    expenses . . . . . . . . . . . . . . .        19,996             17,087
 Depreciation and amortization . . . . . .         8,096              7,467
   Interest expense. . . . . . . . . . . .           761                695
 Other operating expenses. . . . . . . . .        20,318             17,885
                                                 -------            -------
                                                 110,721             94,744
                                                 -------            -------
Income before income taxes . . . . . . . . .      30,626             23,653

Income taxes:
 Current expense . . . . . . . . . . . . . .      10,750              8,846
 Deferred expense. . . . . . . . . . . . . .       1,132                426
                                                 -------            -------
                                                  11,882              9,272
                                                 -------            -------
Net income . . . . . . . . . . . . . . . . .      18,744             14,381

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . .          34                  3

Comprehensive income . . . . . . . . . . . .    $ 18,778           $ 14,384
                                                 =======            =======
Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . .    $   .69             $   .53
                                                =======             =======
  Weighted average shares outstanding. . . .     26,868              26,979
                                                =======             =======
 Diluted:
  Net income   . . . . . . . . . . . . . . .    $   .68            $   .52
                                                =======            =======
  Weighted average shares outstanding. . . .     27,639             27,623
                                                =======            =======



                 See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                    (Unaudited)
                        (Thousands, except per share data)



                                                     Amounts            Shares
                                                     -------            ------
Common stock and capital in excess of par value
 Balance, beginning of year. . . . . . . . . . . .   $ 169,973         33,791
 Stock options exercised . . . . . . . . . . . . .         484             36
 Net tax benefit from exercise of options
    and stock grants . . . . . . . . . . . . . . .          67
 Stock issued under 401(k) plan. . . . . . . . . .         154              5
                                                       -------        -------
 Balance, April 2, 2000. . . . . . . . . . . . . .     170,678         33,832
                                                       -------        =======
Retained earnings:
 Balance, beginning of year. . . . . . . . . . . .     120,194
 Net income. . . . . . . . . . . . . . . . . . . .      18,744
 Redeemable preferred stock accretion. . . . . . .         (26)
 Redeemable preferred stock dividend,
    $1.20 per share. . . . . . . . . . . . . . . .         (59)
                                                       -------
 Balance, April 2, 2000. . . . . . . . . . . . . .     138,853
                                                       -------
Deferred compensation:
 Balance, beginning of year. . . . . . . . . . . .        (759)
 Amortization of deferred compensation . . . . . .         190
                                                       -------
 Balance, April 2, 2000. . . . . . . . . . . . . .        (569)
                                                       -------
Accumulated other comprehensive income:
 Balance, beginning of year. . . . . . . . . . . .          42
 Foreign currency translation. . . . . . . . . . .         (34)
                                                       -------
 Balance, April 2, 2000. . . . . . . . . . . . . .           8
                                                       -------
Treasury shares:
 Balance, beginning of year. . . . . . . . . . . .     (68,222)         6,778
   Treasury stock acquired . . . . . . . . . . . .      (5,980)           262
                                                       -------        -------
 Balance, April 2, 2000. . . . . . . . . . . . . .     (74,202)         7,040
                                                       -------        =======
Total shareholder's equity . . . . . . . . . . . .   $ 234,768
                                                       =======

                  See notes to consolidated financial statements.

                           CEC ENTERTAINMENT, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                 (Thousands)

                                                    Three Months Ended
                                           ----------------------------------
                                           April 2, 2000        April 4, 1999
                                           -------------        -------------
Operating activities:
 Net income  . . . . . . . . . . . . . .      $ 18,744            $ 14,381
 Adjustments to reconcile net income to
   cash provided by operations:
 Depreciation and amortization . . . . .         8,096               7,467
 Deferred tax expense. . . . . . . . . .         1,132                 426
 Compensation expense under stock
   grant plan. . . . . . . . . . . . . .           190                 191
 Other . . . . . . . . . . . . . . . . .            (6)                (22)
 Net change in receivables, inventory,
   prepaids, payables and
  accrued liabilities. . . . . . . . . .        14,837               6,679
                                               -------             -------
    Cash provided by operations. . . . .        42,993              29,122
                                               -------             -------
Investing activities:
 Purchases of property and equipment . .       (18,849)            (19,249)
 Additions to notes receivable . . . . .          (696)               (876)
 Payments received on notes receivable .           206                 753
 (Increase) decrease in assets held for
    resale, investments, deferred charges
    and other assets . . . . . . . . . . .       1,725                (618)
                                               -------             -------
  Cash used in investing activities. . . .     (17,614)            (19,990)
                                               -------             -------
Financing activities:
 Payments on debt and line of credit . . .     (13,696)            (10,845)
 Proceeds on long term debt. . . . . . . .                           5,521
 Exercise of stock options . . . . . . . .         484                 774
 Redeemable preferred stock dividends. . .         (59)                (60)
 Treasury stock acquired . . . . . . . . .      (5,980)
 Other . . . . . . . . . . . . . . . . . .         187                 533
                                              --------            --------
  Cash used in financing activities. . . .     (19,064)             (4,077)
                                              --------            --------
Increase in cash and cash equivalents  . .       6,315               5,055
Cash and cash equivalents, beginning
   of period . . . . . . . . . . . . . . .       2,731               3,210
                                               -------             -------
Cash and cash equivalents, end of period .     $ 9,046            $  8,265
                                               =======            ========


                   See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


1.    Interim financial statements:

    In the opinion of management, the accompanying financial statements for the periods ended April 2, 2000 and April 4, 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2000. Results of operations for the periods ended April 2, 2000 and April 4, 1999 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                       Three Months Ended
                                                   ---------------------------
                                                   April 2,           April 4,
                                                     2000               1999
                                                    -------           --------
Net income . . . . . . . . . . . . . .             $18,744             $14,381
Accretion of redeemable
   preferred stock . . . . . . . . . .                 (26)                (25)
Redeemable preferred
   stock dividends . . . . . . . . . .                 (59)                (60)
                                                   -------             -------
Adjusted income applicable to common
  and potential common shares. . . . .             $18,659             $14,296
                                                   =======             =======
Basic:
    Weighted average common shares
      outstanding. . . . . . . . . . .              26,868              26,979
                                                   =======             =======

    Earnings per common share. . . . .             $   .69             $   .53
                                                   =======             =======
Diluted:
    Weighted average common shares
       outstanding . . . . . . . . . .              26,868              26,979
    Potential common shares for stock
        options and stock grants . . .                 771                 644
                                                   -------             -------
    Weighted average shares outstanding.            27,639              27,623
                                                   =======             =======

    Earnings per common and potential
        common share . . . . . . . . .             $   .68             $   .52
                                                   =======             =======


Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------


     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2000 and 1999 is shown below.

                                                    Three Months Ended
                                              -------------------------------
                                              April 2, 2000     April 4, 1999
                                              -------------     -------------
  Revenues . . . . . . . . . . . . .             100.0%             100.0%
  Costs and  expenses:
    Cost of sales. . . . . . . . . .              43.5               43.6
    Selling, general and
      administrative . . . . . . . .              14.1               14.4
    Depreciation and amortization                  5.7                6.3
    Interest expense . . . . . . . .                .5                 .6
    Other operating expenses                      14.5               15.1
                                                 -----              -----
                                                  78.3               80.0
                                                 -----              -----
  Income before income taxes                      21.7               20.0
     Income tax expense  . . . . . .               8.4                7.9
                                               -------            -------
  Net income . . . . . . . . . . . .              13.3%              12.1%
                                               =======            =======



    Revenues
    --------

  Revenues increased to $141.3 million in the first quarter of 2000 from $118.4 million in the first quarter of 1999 due to an increase in the number of Company-operated stores and an increase of 7.7% in comparable store sales of the Company's Chuck E. Cheese's stores which were open during all of the first quarters of both 2000 and 1999. During 1999, the Company opened 23 new restaurants and acquired one restaurant from a franchisee. During the first three months of 2000, the Company opened nine new stores. Management believes that sales comparisons during the first quarter were favorably impacted by the timing of the Easter holiday. Menu prices increased 1.5% between the periods.

   Costs and Expenses
   -------------------

  Costs and expenses as a percentage of revenues decreased to 78.3% in the first quarter of 2000 from 80.0% in the first quarter of 1999.

  Cost of sales decreased as a percentage of revenues to 43.5% in the first quarter of 2000 from 43.6% in the comparable period of 1999. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 14.9% in the first quarter of 2000 from 15.3% in the first quarter of 1999 primarily due to a decrease in cheese costs. Store labor expenses as a percentage of store sales increased to 25.7% in the first quarter of 2000 from 25.4% in the first quarter of 1999 primarily due to wage increases and new store staffing.

  Selling, general and administrative expenses as a percentage of revenues decreased to 14.1% in the first quarter of 2000 from 14.4% in the first quarter of 1999 due primarily to a decrease in advertising and corporate overhead costs as a percentage of revenues.

  Depreciation and amortization expenses as a percentage of revenues decreased to 5.7% in the first quarter of 2000 from 6.3% in the first quarter of 1999 primarily due to the increase in comparable store sales.

  Interest expense as a percentage of revenues decreased to .5% in the first quarter of 2000 from .6% in the first quarter of 1999 due to increased revenues and lower interest rates. Interest expense on incremental debt incurred to finance assets held for resale has been allocated to the basis of such assets.

  Other operating expenses decreased as a percentage of revenues to 14.5% in the first quarter of 2000 from 15.1% in the first quarter of 1999 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

  The Company's effective income tax rate was 38.8% in the first quarter of 2000 compared to 39.2% in the first quarter of 1999 primarily due to lower estimated state tax rates.


  Net Income
  -----------

  The Company had net income of $18.8 million in the first quarter of 2000 compared to $14.4 million in the first quarter of 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.68 per share in the first quarter of 2000 from $.52 per share in the first quarter of 1999.


Financial Condition, Liquidity and Capital Resources

  Cash provided by operations increased to $43.0 million in the first three months of 2000 from $29.1 million in the comparable period of 1999. Cash outflows from investing activities for the first three months of 2000 were $17.6 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2000 were $19.1 million primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

  In 2000, the Company plans to add 27 to 32 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of approximately 17 high sales volume stores in 2000 including 12 stores which will receive an enhanced showroom package. During the first three months of 2000, the Company opened nine new restaurants and expanded one restaurant. The Company currently estimates that capital expenditures in 2000, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $86 million The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

  In 1999, the Company purchased assets previously owned by Discovery Zone, Inc. The preliminary allocation of the purchase price is approximately $7.2 million to property and equipment and $11.8 million to assets held for resale. Subsequent to the purchase, the Company has incurred incremental holding costs of approximately $2.6 million and realized sale proceeds of $4.3 million related to the assets held for resale. While the Company has not yet finalized the purchase price allocation, it is not expected that the final allocation will be materially different from the results reflected herein.

   In September 1999, the Company announced a plan to purchase shares of the Company's common stock at an aggregate purchase price
of up to $25 million.   As of May 15, 2000, the Company has
purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $8.9 million.

  In 2000, the Company's line of credit agreement was amended to provide borrowings of up to $55 million with $10 million maturing in 2000 and $45 million maturing in 2001. The Company's total credit facility of $67.8 million consists of $12.8 million in term notes and the $55 million line of credit. Term notes totaling $12 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Term notes totaling $833,000 with one remaining quarterly principal payment and annual interest equal to LIBOR plus 3.5% matures in 2000. Interest under the $55 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime minus 0.5% to plus 0.5% or, at the Company's option, LIBOR plus 1% to 2.5%. Currently, any borrowings under this line of credit would be at prime rate minus
0.5% or LIBOR plus 1%.   As of April 2, 2000, $32 million was
borrowed under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The Company is currently considering increasing the available borrowings under the line of credit agreement and extending the maturity date.

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


Item 6.  Exhibits and Reports on Form 8-K.

  a)  Exhibits

    10(a)(1)    Fifth Modification and Extension
                Agreement, to the Loan Agreement
                dated June 27, 1995) in the stated
                amount of $10,000,000, between Bank
                One, Texas, N.A. and the Company.

    10(a)(2)    Supplemental Revolving Credit
                Note, in the stated amount of
                $10,000,000, dated August 1,
                1996, between Bank One, Texas,
                N.A. and the Company.

    27          Financial Data Schedule


    b)   Reports on Form 8-K

     None filed during the quarter for which this report is filed.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CEC ENTERTAINMENT, INC.



Dated: May 16, 2000          By: /s/ Richard M. Frank
                               ----------------------
                               Richard M. Frank
                               Chairman of the Board and
                               Chief Executive Officer

                           EXHIBIT INDEX



Exhibit
Number          Description                                        Page No.
-------         -----------                                         -----

10(a)(1    Fifth Modification and Extension
           Agreement, (to the Loan Agreement
           dated June 27, 1995) in the
           stated amount of $10,000,000,
           dated January 10, 2000,
           between Bank One, Texas, N.A.
           and the Company.                                          12

10(a)(2)   Supplemental Revolving Credit Note,
           in the stated amount of $10,000,000,
           dated January 10, 2000, between Bank
           One, Texas, N.A. and the Company.                         20