Form 10-Q
period 2000-07-02
CEC ENTERTAINMENT INC
filed 2000-08-11
CIK 813920

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000.

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------ to -----.

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

    At July 2, 2000, an aggregate of 26,852,389 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.


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

                        CEC ENTERTAINMENT, INC.

                     CONSOLIDATED BALANCE  SHEETS

                    (Thousands, except share data)

                                ASSETS
                                                    July 2,      January 2,
                                                     2000           2000
                                                    -------      ---------
                                                         (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . .   $ 4,138          $ 2,731
 Accounts receivable . . . . . . . . . . . . . .     4,653            6,451
 Current portion of notes receivable . . . . . .                          7
 Inventories . . . . . . . . . . . . . . . . . .     8,301            7,895
 Prepaid expenses. . . . . . . . . . . . . . . .     5,416            4,727
 Current portion of deferred tax asset . . . . .       776              776
 Assets held for resale. . . . . . . . . . . . .    10,369           13,070
                                                   -------          -------
  Total current assets . . . . . . . . . . . . .    33,653           35,657
                                                   -------          -------
Property and equipment, net. . . . . . . . . . .   306,948          280,624
                                                   -------          -------
Notes receivable from related parties, less
current portion  . . . . . . . . . . . . . . . .     1,073              491
                                                  --------         --------
Other assets . . . . . . . . . . . . . . . . . .     7,341            8,396
                                                  --------         --------
                                                 $ 349,015        $ 325,168
                                                  ========         ========

               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Current portion of long-term debt . . . . . . .  $ 6,083          $ 7,729
 Accounts payable and accrued liabilities. . . .   36,715           34,294
                                                  -------          -------
    Total current liabilities. . . . . . . . . .   42,798           42,023
                                                  -------          -------
Long-term debt, less current portion . . . . . .   45,968           51,567
                                                  -------          -------
Deferred rent. . . . . . . . . . . . . . . . . .    4,108            4,110
                                                  -------          -------
Long-term deferred tax liability . . . . . . . .    4,031            2,167
                                                  -------          -------
Other liabilities. . . . . . . . . . . . . . . .    1,725            1,725
                                                  -------          -------
Redeemable preferred stock, $60 par value, redeemable
for $2,911 in 2005 . . . . . . . . . . . . . . .    2,387            2,348
                                                  -------          -------
Shareholders' equity:
 Common stock, $.10 par value; authorized
   100,000,000 shares; 33,891,895 and 33,791,217
   shares issued, respectively . . . . . . . . .    3,389            3,379
 Capital in excess of par value. . . . . . . . .  168,342          166,594
 Retained earnings . . . . . . . . . . . . . . .  150,869          120,194
 Deferred compensation . . . . . . . . . . . . .     (379)            (759)
 Accumulated other comprehensive income  . . . .      (21)              42
 Less treasury shares of 7,039,506 and
   6,777,614, respectively, at cost. . . . . . .  (74,202)         (68,222)
                                                  -------          -------
                                                  247,998          221,228
                                                  -------          -------
                                                $ 349,015        $ 325,168
                                                  =======          =======

           See notes to consolidated financial statements.


                          CEC ENTERTAINMENT, INC.

                    CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE INCOME

                               (Unaudited)
                    (Thousands, except per share data)


                                                    Three Months Ended
                                            --------------------------------
                                            July 2, 2000         July 4,1999
                                            ------------         -----------
Food and beverage revenues . . . . . . . . .   $ 78,654           $ 67,242
Games and merchandise revenues . . . . . . .     39,463             36,858
Franchise fees and royalties . . . . . . . .        862                775
Interest income, including related party
  income of $26 and $10,respectively . . . .         54                 60
                                                -------            -------
                                                119,033            104,935
                                                -------            -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . .     53,915             47,829
 Selling, general and administrative
    expenses . . . . . . . . . . . . . . . .     16,939             15,238
 Depreciation and amortization . . . . . . .      8,122              7,851
 Interest expense. . . . . . . . . . . . . .        880                600
 Other operating expenses. . . . . . . . . .     19,404             17,841
                                                -------            -------
                                                 99,260             89,359
                                                -------            -------

Income before income taxes . . . . . . . . .     19,773             15,576
                                                -------            -------
Income taxes:
 Current expense . . . . . . . . . . . . . .      6,940              5,824
 Deferred expense. . . . . . . . . . . . . .        732                281
                                                -------            -------
                                                  7,672              6,105
                                                -------            -------

Net income . . . . . . . . . . . . . . . . .     12,101              9,471

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . .         29                 37
                                                -------            -------

Comprehensive income . . . . . . . . . . . .   $ 12,130            $ 9,508
                                                =======            =======
Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . .  $    .45            $    .35
                                               =======             =======
  Weighted average shares outstanding. . . .    26,768              27,056
                                               =======             =======
 Diluted:
  Net income   . . . . . . . . . . . . . . .  $    .44           $    .34
                                               =======            =======
  Weighted average shares outstanding. . . .    27,612             27,797
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

                           CEC ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME

                                 (Unaudited)
                      (Thousands, except per share data)


                                                       Six Months Ended
                                                -----------------------------
                                                July 2, 2000     July 4, 1999
                                                ------------     ------------
Food and beverage revenues . . . . . . . . . .    $ 172,483        $ 143,785
Games and merchandise revenues . . . . . . . .       86,030           77,850
Franchise fees and royalties . . . . . . . . .        1,754            1,587
Interest income, including related
  party income of $49 and $27,
  respectively . . . . . . . . . . . . . . . .          113              109
                                                    -------          -------
                                                    260,380          223,331
                                                    -------          -------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .      115,465           99,439
 Selling, general and administrative
    expenses . . . . . . . . . . . . . . . . .       36,935           32,274
 Depreciation and amortization . . . . . . . .       16,218           15,317
 Interest expense. . . . . . . . . . . . . . .        1,641            1,295
 Other operating expenses. . . . . . . . . . .       39,722           35,777
                                                    -------          -------
                                                    209,981          184,102
                                                    -------          -------
Income before income taxes . . . . . . . . . .       50,399           39,229
                                                    -------          -------

Income taxes:
 Current expense . . . . . . . . . . . . . . .       17,690           14,671
 Deferred expense. . . . . . . . . . . . . . .        1,864              706
                                                    -------          -------
                                                     19,554           15,377
                                                    -------          -------
Net income . . . . . . . . . . . . . . . . . .       30,845           23,852

Other comprehensive income, net of tax:
 Foreign currency translation. . . . . . . . .           63               40
                                                    -------          -------

Comprehensive income . . . . . . . . . . . . .     $ 30,908         $ 23,892
                                                    =======          =======
Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . . . .      $  1.14          $   .88
                                                    =======          =======
  Weighted average shares outstanding. . . . .       26,819           27,018
                                                    =======          =======
 Diluted:
  Net income . . . . . . . . . . . . . . . . .     $   1.11         $    .85
                                                    =======          =======
  Weighted average shares outstanding. . . . .       27,618           27,837
                                                    =======          =======


                    See notes to consolidated financial statements.

                           CEC ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (Unaudited)
                       (Thousands, except per share data)



                                                   Amounts            Shares
                                                   -------            ------
Common stock and capital in excess of par value
 Balance, beginning of year. . . . . . . . . . .  $ 169,973            33,791
 Stock options exercised . . . . . . . . . . . .      1,213                96
 Net tax benefit from exercise of options and
    stock grants . . . . . . . . . . . . . . . .        390
 Stock issued under 401(k) plan. . . . . . . . .        155                 5
                                                    -------           -------
 Balance, July 2, 2000 . . . . . . . . . . . . .    171,731            33,892
                                                    -------           -------
Retained earnings:
 Balance, beginning of year. . . . . . . . . . .    120,194
 Net income. . . . . . . . . . . . . . . . . . .     30,845
 Redeemable preferred stock accretion. . . . . .        (51)
 Redeemable preferred stock dividend, $2.40
   per share . . . . . . . . . . . . . . . . . .       (119)
                                                    -------
 Balance, July 2, 2000 . . . . . . . . . . . . .    150,869
                                                    -------
Deferred compensation:
 Balance, beginning of year. . . . . . . . . . .       (759)
 Amortization of deferred compensation . . . . .        380
                                                    -------
 Balance, July 2, 2000 . . . . . . . . . . . . .       (379)
                                                    -------
Accumulated other comprehensive income:
 Balance, beginning of year. . . . . . . . . . .         42
 Foreign currency translation. . . . . . . . . .        (63)
                                                    -------
 Balance, July 2, 2000 . . . . . . . . . . . . .        (21)
                                                    -------
Treasury shares:
 Balance, beginning of year. . . . . . . . . . .    (68,222)            6,778
   Treasury stock acquired . . . . . . . . . . .     (5,980)              262
                                                    -------           -------
 Balance, July 2, 2000 . . . . . . . . . . . . .    (74,202)            7,040
                                                    -------           -------

Total shareholder's equity . . . . . . . . . . .  $ 247,998
                                                   ========


                   See notes to consolidated financial statements.

                           CEC ENTERTAINMENT, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                 (Thousands)


                                                  Six Months Ended
                                          --------------------------------
                                          July 2, 2000        July 4, 1999
                                          ------------        ------------
Operating activities:
 Net income  . . . . . . . . . . . . . . .   $30,845            $23,852
 Adjustments to reconcile net income to cash
  provided by operations:
 Depreciation and amortization . . . . . .    16,218             15,317
 Deferred tax expense. . . . . . . . . . .     1,864                706
 Compensation expense under stock grant plan     380                380
 Other . . . . . . . . . . . . . . . . . .      (117)                21
 Net change in receivables, inventory,
  prepaids, payables and accrued liabilities   3,124              1,991
                                             -------            -------
    Cash provided by operations. . . . . . .  52,314             42,267
                                             -------            -------
Investing activities:
 Purchases of property and equipment . . . . (43,224)           (30,786)
 Proceeds from disposition of property
   and equipment . . . . . . . . . . . . . .     835
 Additions to notes receivable . . . . . . .    (834)              (976)
 Payments received on notes receivable . . .     259                754
 Decrease in assets held for resale. . . . .   2,850
 (Increase) decrease in other assets . . . .     868             (1,777)
                                             -------            -------
  Cash used in investing activities. . . . . (39,246)           (32,785)
                                             -------            -------
Financing activities:
 Payments on debt  . . . . . . . . . . . . . (20,840)           (17,689)
 Proceeds on debt. . . . . . . . . . . . . .  13,595             10,520
 Exercise of stock options . . . . . . . . .   1,213              1,455
 Redeemable preferred stock dividends. . . .    (119)              (119)
 Treasury stock acquired . . . . . . . . . .  (5,980)            (1,659)
 Other . . . . . . . . . . . . . . . . . . .     470                673
                                             -------            -------
  Cash used in financing activities. . . . . (11,661)            (6,819)
                                             -------            -------
Increase in cash and cash equivalents  . . .   1,407              2,663
Cash and cash equivalents, beginning
   of period . . . . . . . . . . . . . . . .   2,731              3,210
                                             -------            -------
Cash and cash equivalents, end of period . . $ 4,138            $ 5,873
                                             =======            =======


              See notes to consolidated financial statements.

                          CEC ENTERTAINMENT, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1.    Interim financial statements:

    In the opinion of management, the accompanying financial statements for the periods ended July 2, 2000 and July 4, 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2000. Results of operations for the periods ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):



                                  Three Months Ended       Six Months Ended
                                 --------------------    --------------------
                                   July 2,   July 4,      July 2,    July 4,
                                    2000      1999         2000       1999
                                   -------   -------      -------    -------
Net income . . . . . . . . . . .  $ 12,101   $ 9,471     $ 30,845   $ 23,852
Accretion of redeemable
  preferred stock. . . . . . . .       (25)      (26)         (51)       (51)
Redeemable preferred stock
  dividends. . . . . . . . . . .       (60)      (59)        (119)      (119)
                                   -------   -------      -------    -------
Adjusted income applicable to
  common and potential common
  shares . . . . . . . . . . . .  $ 12,016   $ 9,386     $ 30,675    $ 23,682
                                   =======   =======      =======     =======
Basic:
    Weighted average common shares
      outstanding. . . . . . . .   26,768     27,056       26,819      27,018
                                  =======    =======      =======     =======

    Earnings per common share. .  $   .45    $   .35      $  1.14     $   .88
                                  =======    =======      =======     =======
Diluted:
    Weighted average common shares
      outstanding. . . . . . . . . 26,768     27,056       26,819      27,018

    Potential common shares for
        stock options
        and stock grants . . . . .   844         741          799         819
                                 -------     -------      -------     -------
    Weighted average shares
        outstanding  . . . . . .  27,612      27,797       27,618      27,837
                                 =======     =======      =======     =======
    Earnings per common and
        potential common share . $   .44     $   .34      $  1.11     $   .85
                                 =======     =======      =======     =======



Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Second Quarter 2000 Compared to Second Quarter 1999
---------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 2000 and 1999 is shown below.

                                                   Three Months Ended
                                           ----------------------------------
                                            July 2, 2000        July 4, 1999
                                            ------------        ------------
  Revenue. . . . . . . . . . . . . .             100.0%              100.0%
                                                 -----               -----
  Costs and  expenses:
   Cost of sales. . . . . . . . . . .             45.4                45.6
   Selling, general and administrative            14.2                14.5
   Depreciation and amortization                   6.8                 7.5
   Interest expense                                 .7                  .6
   Other operating expenses                       16.3                17.0
                                                ------               -----
                                                  83.4                85.2
                                                ------               -----
  Income before income taxes                      16.6                14.8
     Income tax expense  . . . . . .               6.4                 5.8
                                                 -----               -----
  Net income . . . . . . . . . . . .              10.2%                9.0%
                                                 =====               =====


    Revenues
    --------
  Revenues increased 13.4% to $119.0 million in the second quarter of 2000 from $104.9 million in the second quarter of 1999 due to an increase in the number of Company-operated stores and an increase of 1.8% in comparable store sales of the Company's Chuck E. Cheese's stores which were open during all of the second quarters of both 2000 and 1999. During 1999, the Company opened 23 new restaurants and acquired one restaurant from a franchisee. During the first six months of 2000, the Company opened 14 new restaurants. Menu prices increased approximately 2.0% between the periods.

   Costs and Expenses
   ------------------
  Costs and expenses as a percentage of revenues decreased to 83.4% in the second quarter of 2000 from 85.2% in the second quarter of 1999.

  Cost of sales decreased as a percentage of revenues to 45.4% in the second quarter of 2000 from 45.6% in the comparable period of 1999. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.2% in the second quarter of 2000 from 15.4% in the second quarter of 1999 primarily due to a decrease in cheese costs and an increase in menu prices. Store labor expenses as a percentage of store sales increased to 27.6% during the second quarter of 2000 compared to 27.3% in the second quarter of 1999 primarily due to wage increases and new store staffing.

  Selling, general and administrative expenses as a percentage of revenues decreased to 14.2% in the second quarter of 2000 from 14.5% in the second quarter of 1999 due primarily to a decrease in advertising expense as a percentage of revenues.

  Depreciation and amortization expenses as a percentage of revenues decreased to 6.8% in the second quarter of 2000 from 7.5% in the second quarter of 1999 primarily due to the increase in comparable store sales and new restaurants with higher sales volumes.

  Interest expense as a percentage of revenues increased to .7% in the second quarter of 2000 from .6% in the second quarter of 1999 due primarily to an increase in the amount of long-term debt outstanding. Interest expense on incremental debt incurred to finance assets held for resale has been allocated to the basis of such assets.

  Other operating expenses decreased as a percentage of revenues to 16.3% in the second quarter of 2000 from 17.0% in the second quarter of 1999 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

  The Company's effective income tax rate was 38.8% in the second quarter of 2000 compared to 39.2% in the second quarter of 1999 primarily due to lower estimated state tax rates.

  Net Income
  ----------

  The Company had net income of $12.1 million in the second quarter of 2000 compared to $9.5 million in the second quarter of 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 29.4% to $.44 per share in the second quarter of 2000 from $.34 per share in the second quarter of 1999.

First Six Months of 2000 Compared to First Six Months of 1999
-------------------------------------------------------------

  A summary of the results of operations of the Company as a percentage of revenues for the first six months of 2000 and 1999 is shown below.

                                                 Six Months Ended
                                          ------------------------------
                                           July 2, 2000    July 4, 1999
                                           ------------    ------------
    Revenue. . . . . . . . . . . . .        100.0%              100.0%
                                            ------              -------
    Costs and  expenses:
      Cost of sales . . . . . . . . .         44.3               44.5
      Selling, general and administrative     14.2               14.4
      Depreciation and amortization            6.2                6.9
      Interest expense. . . . . . . .           .6                 .6
      Other operating expenses                15.3               16.0
                                            ------             ------
                                              80.6               82.4
                                            ------             ------
    Income before income taxes                19.4               17.6
    Income tax expense . . . . . . .           7.6                6.9
                                            ------             ------
    Net income . . . . . . . . . . .          11.8%              10.7%
                                           =======             ======

        Revenues
        --------

    Revenues increased 16.6% to $260.4 million in the first six months of 2000 from $223.3 million in the first six months of 1999 primarily due an increase in the number of Company-operated stores and an increase of 4.9% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 2000 and 1999. During 1999, the Company opened 23 new restaurants and acquired one restaurant from a franchisee. During the first six months of 2000, the Company opened 14 new restaurants. Menu prices increased approximately 1.8% between the periods.

     Costs and Expenses
     ------------------

    Costs and expenses as a percentage of revenues decreased to 80.6% in the first six months of 2000 from 82.4%in the first six months of 1999.

    Cost of sales decreased as a percentage of revenues to 44.3% in the first six months of 2000 from 44.5% in the comparable period of 1999. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased to 15.0% in the first six months of 2000 from 15.4% in the first six months of 1999 primarily due to a decrease in cheese costs and an increase in menu prices. Store labor expenses as a percentage of restaurant sales increased to 26.6% during the first six months of 2000 from 26.3% in the first six months of 1999 primarily due to wage increases and new store staffing.

    Selling, general and administrative expenses as a percentage of revenues decreased to 14.2% in the first six months of 2000 from 14.4% in the first six months of 1999 due a reduction in advertising expenses as a percentage of revenues.

    Depreciation and amortization expenses as a percentage of revenues were 6.2% in the first six months of 2000 compared to 6.9% in the first six months of 1999 primarily due to the increase in comparable store sales and new restaurants with higher sales volumes.

    Interest expense as a percentage of revenues remained constant at .6% in both the first six months of 2000 and the first six months of 1999. Interest expense on incremental debt incurred to finance assets held for resale has been allocated to the basis of such assets.

    Other operating expenses decreased as a percentage of revenues to 15.3% in the first six months of 2000 from 16.0% in the first six months of 1999 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

    The Company's effective income tax rate was 38.8% in the first six months of 2000 compared to 39.2% in the first six months of 1999 primarily due to lower estimated state tax rates.

    Net Income
    ----------

    The Company had net income of $30.8 million in the first six months of 2000 compared to $23.9 million in the first six months of 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 30.6% to $1.11 per share in the first six months of 2000 compared to $.85 per share in the first six months of 1999.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    Cash provided by operations increased to $52.3 million in the first six months of 2000 from $42.3 million in the comparable period of 1999. Cash outflows from investing activities for the first six months of 2000 were $39.2 million primarily related to capital expenditures. Cash outflows from financing activities for the first six months of 2000 were $11.7 million primarily related to the repayment of long-term debt and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

    In 2000, the Company plans to add 27 to 32 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of 17 to 20 high sales volume stores in 2000 including stores which will receive an enhanced showroom package.
 The Company also plans to complete Phase III upgrades in 25 stores in the second half of the year at an average cost of approximately $225,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games, kiddie games and rides, sky-tube enhancements, ticket counters and potentially a ticket banking system. During the first six months of 2000, the Company opened 14 new restaurants, expanded 13 restaurants and completed a Phase III upgrade in one restaurant. The Company currently estimates that capital expenditures in 2000, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $86 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

    In 1999, the Company purchased assets previously owned by
Discovery Zone, Inc.   The preliminary allocation of the purchase
price was approximately $7.2 million to property and equipment and $11.8 million to assets held for resale. Subsequent to the purchase, the Company has incurred incremental holding costs of approximately $2.9 million and realized sale proceeds of $4.3 million related to the assets held for resale. While the Company has not yet finalized the purchase price allocation, it is not expected that the final allocation will be materially different from the results reflected herein.

    In September 1999, the Company announced a plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. As of August 14, 2000, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $8.9 million.

    In July 2000, the Company entered into a bank agreement that increases its revolving credit facility to $75 million from $55 million and extends the maturity date to 2003 from 2001. The Company's total credit facility of $81 million consists of $6 million in term notes and a $75 million line of credit. Term notes totaling $6 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line
of credit would be at prime rate or LIBOR plus 1/8%.   As of July
2, 2000, $45.3 million was borrowed under the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.



Forward-Looking Statements
--------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 22, 2000, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard M. Frank, Tim T. Morris and Louis P. Neeb to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                For         Withheld
                              ----------    --------
         Richard M. Frank     25,159,755    156,916
         Tim T. Morris        25,157,663    159,008
         Louis P. Neeb        25,147,806    168,865


      Richard T. Huston, Michael H. Magusiak, Cynthia I. Pharr,
Walter Tyree and Raymond E. Woolridge's terms of office as directors of the Company continued after the meeting.

    The shareholders also approved an amendment to the Non-Employee Directors Stock Option Plan ("Director's Plan") extending the term thereof for an additional ten (10) years. The votes cast with respect to this proposal to authorize an amendment to the Directors Plan were as follows:

                       For      Against       Abstain    No Vote
                   ----------   -------       -------   ---------
                   24,417,084   866,546       33,039       0

   The shareholders also approved an amendment to the Directors Plan allowing for an adjustment in shares distributable in the event a dividend or stock split is declared. The votes cast with respect to this proposal to authorize an amendment to the Directors Plan were as follows:

                       For       Against    Abstain     No Vote
                   ----------    -------    -------     --------
                   24,584,190    697,775     34,706        0

    The shareholders also approved an amendment to 1997 Non-Statutory Employee Stock Option Plan ("Employee Plan") providing that the number of shares of Common Stock which may be issued under the Employee Plan would be increased from 2,737,500 to 3,087,500, and requiring that any amendment to the Employee Plan must be approved by the shareholders of the Company if the amendment would
(a) materially increase the aggregate number of shares of stock which may be issued pursuant to options granted under the Employee Plan, (b) materially modify the requirements as to eligibility for
participation in the Employee Plan, or   materially increase the
benefits accruing to holders of options under the Employee Plan. The votes cast with respect to this proposal to authorize an amendment to the Employee Plan were as follows:

                 For         Against       Abstain    No Vote
              ----------     ---------    --------    -------
              24,145,808     1,139,854     31,008        0


    The shareholders also approved an incentive bonus program for eligible employees of the Company (excluding Field Operators, and Training and Recruiting managers) to receive a bonus as a percentage of their gross base salary during a particular fiscal year ranging from a high of one hundred percent (100%) for the Chief Executive Officer to a low of two percent (2%) for new management salaried and hourly employees with less than five (5) years tenure with the Company. The incentive bonus program provides that an employee is eligible to receive one hundred percent (100%) of his or her bonus potential if the Company achieves a thirty percent (30%) cash on cash return on capital expenditures. The cash on cash return is equal to the fiscal year's cash flow (income before taxes plus depreciation, amortization, and pre-opening expenses) minus the prior fiscal year's cash flow divided by the weighted average increase in capital expenditures. The bonus potential for employees will increase or decrease four percent (4%) for each one percent (1%) change from a thirty percent (30%) cash on cash return. However, no bonuses will be paid if the cash on cash return is less than twenty percent (20%). The votes cast with respect to this proposal to authorize an incentive bonus program for eligible employees of the Company were as follows:

                  For         Against       Abstain    No Vote
               ----------     -------       -------    -------
               24,733,365     555,750        27,555       0



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


                    CEC ENTERTAINMENT, INC.



Dated: August 11, 2000            By: /s/ Rodney Carter
                                  ------------------------
                                 Rodney Carter
                                 Executive Vice President
                                 and Chief Financial Officer