Form 10-Q
period 2000-10-01
CEC ENTERTAINMENT INC
filed 2000-11-15
CIK 813920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2000.

    - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes X    No ____

    At October 1, 2000, an aggregate of 27,110,243 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

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

                              CEC ENTERTAINMENT, INC.

                            CONSOLIDATED BALANCE SHEETS

                           (Thousands, except share data)

                                       ASSETS

                                             October 1,             January 2,
                                                2000                  2000
                                             ----------             ----------
                                             (unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . .    $ 16,097               $  2,731
 Accounts receivable . . . . . . . . . . .       6,021                  6,451
 Current portion of notes receivable . . .                                  7
 Inventories . . . . . . . . . . . . . . .       8,875                  7,895
 Prepaid expenses. . . . . . . . . . . . .       3,865                  4,727
 Current portion of deferred tax asset . .         776                    776
 Assets held for resale. . . . . . . . . .       6,308                 13,070
                                              --------               --------
      Total current assets . . . . . . . .      41,942                 35,657
                                              --------               --------
 Property and equipment, net . . . . . . .     319,677                280,624
                                              --------               --------
 Notes receivable from related parties,
   less current portion. . . . . . . . . .       1,468                    491
                                              --------               --------
 Other assets. . . . . . . . . . . . . . .      10,509                  8,396
                                              --------               --------
                                              $373,596               $325,168
                                              ========               ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt . . . .    $  6,093               $  7,729
 Accounts payable and accrued liabilities       38,470                 34,294
                                              --------               --------
    Total current liabilities. . . . . . .      44,563                 42,023
                                              --------               --------

Long-term debt, less current portion . . .      49,354                 51,567
                                              --------               --------

Deferred rent. . . . . . . . . . . . . . .       3,570                  4,110
                                              --------               --------

Long-term deferred tax liability . . . . .       4,953                  2,167
                                              --------               --------

Other liabilities. . . . . . . . . . . . .       1,725                  1,725
                                              --------               --------

Redeemable preferred stock, $60 par value,
   redeemable for $2,911 in 2005 . . . . .       2,411                  2,348
                                              --------               --------
Shareholders' equity:
 Common stock, $.10 par value; authorized
   100,000,000 shares; 34,149,749 and
   33,791,217 shares issued, respectively        3,415                  3,379

 Capital in excess of par value. . . . . .     171,969                166,594
 Retained earnings . . . . . . . . . . . .     166,040                120,194
 Deferred compensation . . . . . . . . . .        (188)                  (759)
 Accumulated other comprehensive
    income (loss). . . . . . . . . . . . .         (14)                    42
 Less treasury shares of 7,039,506 and
    6,777,614, respectively, at cost . . .     (74,202)               (68,222)
                                              --------               --------
                                               267,020                221,228
                                              --------               --------
                                              $373,596               $325,168
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

                            CEC ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME

                                  (Unaudited)
                      (Thousands, except per share data)

                                                    Three Months Ended
                                             -----------------------------------
                                             Oct. 1, 2000           Oct. 3. 1999
                                             ------------           ------------
Food and beverage revenues . . . . . . . .    $ 85,450               $ 73,523
Games and merchandise revenues . . . . . .      44,032                 41,225
Franchise fees and royalties . . . . . . .         782                    802
Interest income, including related party
   income of $25 and $18, respectively . .          37                     33
                                              --------               --------
                                               130,301                115,583
                                              --------               --------
Costs and expenses:
    Cost of sales. . . . . . . . . . . . .      57,295                 51,955
    Selling, general and administrative
      expenses . . . . . . . . . . . . . .      17,727                 16,377
    Depreciation and amortization. . . . .       8,787                  7,638
    Interest expense. . . . . . . .. . . .         832                    569
    Other operating expenses . . . . . . .      20,731                 18,817
                                              --------               --------
                                               105,372                 95,356
                                              --------               --------
Income before income taxes . . . . . . . .      24,929                 20,227
                                              --------               --------
Income taxes:
  Current expense. . . . . . . . . . . . .       8,750                  6,496
  Deferred expense . . . . . . . . . . . .         922                  1,434
                                              --------               --------
                                                 9,672                  7,930
                                              --------               --------
Net income . . . . . . . . . . . . . . . .      15,257                 12,297

Other comprehensive income, net of tax:
  Foreign currency translation . . . . . .           7                    (42)
                                              --------               --------
Comprehensive income . . . . . . . . . . .    $ 15,264               $ 12,255
                                              ========               ========
Earnings per share:

  Basic:
    Net income . . . . . . . . . . . . . .    $    .56               $    .45
                                              ========               ========
    Weighted average shares outstanding. .      27,004                 27,001
                                              ========               ========
    Diluted:
      Net income . . . . . . . . . . . . .    $    .55               $    .44
                                              ========               ========
      Weighted average shares outstanding.      27,818                 28,028
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

                           CEC ENTERTAINMENT, INC.

                    CONSOLIDATED STATEMENTS OF EARNINGS
                         AND COMPREHENSIVE INCOME

                                (Unaudited)
                     (Thousands, except per share data)

                                                    Nine Months Ended
                                             ---------------------------------
                                             Oct. 1 ,2000         Oct. 3. 1999
                                             ------------         ------------
Food and beverage revenues . . . . . . . .    $ 257,933             $ 217,308
Games and merchandise revenues . . . . . .      130,062               119,075
Franchise fees and royalties . . . . . . .        2,536                 2,389
Interest income, including related party
  income of $74 and $27, respectively. . .          150                   142
                                              ---------             ---------
                                                390,681               338,914
                                              ---------             ---------
Costs and expenses:
 Cost of sales . . . . . . . . . . . . . .      172,760               151,394
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . .       54,662                48,698
 Depreciation and amortization . . . . . .       25,005                22,955
 Interest expense. . . . . . . . . . . . .        2,473                 1,864
 Other operating expenses . .. . . . . . .       60,453                54,547
                                              ---------             ---------
                                                315,353               279,458
                                              ---------             ---------
Income before income taxes . . . . . . . .       75,328                59,456
                                              ---------             ---------
Income taxes:
  Current expense. . . . . . . . . . . . .       26,440                21,167
  Deferred expense . . . . . . . . . . . .        2,786                 2,140
                                              ---------             ---------
                                                 29,226                23,307
                                              ---------             ---------
Net income . . . . . . . . . . . . . . . .       46,102                36,149

Other comprehensive income, net of tax:
Foreign currency translation . . . . . . .          (56)                   (2)
                                              ---------             ---------
Comprehensive income . . . . . . . . . . .    $  46,046              $ 36,147
                                              =========             =========
Earnings per share:

 Basic:
  Net income . . . . . . . . . . . . . . .    $    1.71             $    1.33
                                              =========             =========
  Weighted average shares outstanding. . .       26,886                27,020
                                              =========             =========

 Diluted:
   Net income. . . . . . . . . . . . . . .    $    1.66             $    1.29
                                              =========             =========
   Weighted average shares outstanding . .       27,690                27,904
                                              =========             =========

                See notes to consolidated financial statements.

                         CEC ENTERTAINMENT, INC.

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                               (Unaudited)
                   (Thousands, except per share data)

                                                      Amounts         Shares
                                                     ---------       --------
Common stock and capital in excess of par value
  Balance, beginning of year . . . . . . . . . .      $169,973        33,791
  Stock options exercised  . . . . . . . . . . .         3,826           354
  Net tax benefit from exercise of options
      and stock grants . . . . . . . . . . . . .         1,431
  Stock issued under 401(k) plan. . . . .. . . .           154             5
                                                      --------       -------
  Balance, October 1, 2000 . . . . . . . . . . .       175,384        34,150
                                                      --------       -------
Retained earnings:
  Balance, beginning of year . . . . . . . . . .       120,194
  Net income . . . . . . . . . . . . . . . . . .        46,102
  Redeemable preferred stock accretion . . . . .           (78)
  Redeemable preferred stock dividend, $3.60
    per share. . . . . . . . . . . . . . . . . .          (178)
                                                      --------
  Balance, October 1, 2000 . . . . . . . . . . .       166,040
                                                      --------
Deferred compensation:
  Balance, beginning of year . . . . . . . . . .          (759)
  Amortization of deferred compensation. . . . .           571
                                                      --------
  Balance, October 1, 2000 . . . . . . . . . . .          (188)
                                                      --------
Accumulated other comprehensive income:
  Balance, beginning of year . . . . . . . . . .            42
  Foreign currency translation . . . . . . . . .           (56)
                                                      --------
  Balance, October 1, 2000 . . . . . . . . . . .           (14)
                                                      --------
Treasury shares:
  Balance, beginning of year . . . . . . . . . .       (68,222)        6,778
  Treasury stock acquired. . . . . . . . . . . .        (5,980)          262
                                                       -------       -------
  Balance, October 1, 2000 . . . . . . . . . . .       (74,202)        7,040
                                                      --------       =======
Total shareholders' equity . . . . . . . . . . .      $267,020
                                                      ========

                 See notes to consolidated financial statements.

                            CEC ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   (Thousands)

                                                     Nine Months Ended
                                            --------------------------------
                                            Oct. 1 ,2000        Oct. 3, 1999
                                            ------------        ------------
Operating activities:
  Net income . . . . . . . . . . . . . . .    $46,102            $36,149
  Adjustments to reconcile net income to
    cash provided by operations:
  Depreciation and amortization. . . . . .     25,005             22,955
  Deferred tax expense . . . . . . . . . .      2,786              2,140
  Compensation expense under stock
    grant plan . . . . . . . . . . . . . .        571                571
  Other. . . . . . . . . . . . . . . . . .       (842)                63
  Net change in receivables, inventory,
     prepaids, payables and
     accrued liabilities . . . . . . . . .      4,488              1,245
                                              -------            -------
     Cash provided by operations . . . . .     78,110             63,123
                                              -------            -------
Investing activities:
  Purchases of property and equipment. . .    (64,492)           (51,719)
  Proceeds from disposition of property
      and equipment. . . . . . . . . . . .        835
  Additions to notes receivable. . . . . .     (1,524)            (1,438)
  Payments received on notes receivable. .        554              1,103
  (Increase) decrease in assets held
      for resale . . . . . . . . . . . . .      6,912            (13,728)
  Increase in other assets . . . . . . . .     (2,362)            (3,039)
                                              -------            -------
   Cash used in investing activities . . .    (60,077)           (68,821)
                                              -------            -------
Financing activities:
  Payments on debt . . . . . . . . . . . .    (31,347)           (19,433)
  Proceeds on debt . . . . . . . . . . . .     27,498             34,270
  Exercise of stock options. . . . . . . .      3,826              2,003
  Redeemable preferred stock dividends . .       (178)              (179)
  Treasury stock acquired. . . . . . . . .     (5,980)            (9,233)
  Other. . . . . . . . . . . . . . . . . .      1,514              1,788
                                              -------            -------
   Cash provided by (used in) financing
      activities . . . . . . . . . . . . .     (4,667)             9,216
                                              -------            -------
Increase in cash and cash equivalents. . .     13,366              3,518
Cash and cash equivalents, beginning of
   period. . . . . . . . . . . . . . . . .      2,731              3,210
                                              -------             ------
Cash and cash equivalents, end of
  period . . . . . . . . . . . . . . . . .   $ 16,097           $  6,728
                                              =======            =======

                   See notes to consolidated financial statements.

                              CEC ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended October 1,2000 and October 3, 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2000. Results of operations for the periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the results for the year.

2.   Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                    Three Months Ended      Nine Months Ended
                                    ------------------      ------------------
                                    Oct. 1,    Oct. 3,      Oct. 1,    Oct.3,
                                     2000       1999         2000       1999
                                    -------    -------      -------    -------
Net income. . . . . . . . . . .     $15,257    $12,297      $46,102    $36,149
Accretion of redeemable
   preferred stock. . . . . . .         (27)       (26)         (78)       (77)
Redeemable preferred stock
   dividends. . . . . . . . . .         (59)       (60)        (178)      (179)
                                    -------    -------      -------    -------
Adjusted income applicable to
   common and potential
   common shares. . . . . . . .     $15,171    $12,211      $45,846    $35,893
                                    =======    =======      =======    =======
Basic:
    Weighted average common
     shares outstanding . . . .      27,004     27,001       26,886     27,020
                                    =======    =======      =======    =======
    Earnings per common share       $   .56    $   .45      $  1.71    $  1.33
                                    =======    =======      =======    =======

Diluted:
    Weighted average common
      shares outstanding. . . .      27,004     27,001       26,886     27,020

    Potential common shares
      for stock options and
      stock grants. . . . . . .         814      1,027          804        884
                                    -------    -------      -------    -------
    Weighted average shares
      outstanding . . . . . . .      27,818     28,028       27,690     27,904
                                    =======    =======      =======    =======
    Earnings per common and
      potential common share. .     $   .55    $   .44      $  1.66    $  1.29
                                    =======    =======      =======    =======


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Third Quarter 2000 Compared to Third Quarter 1999
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 2000 and 1999 is shown below.

                                                     Three Months Ended
                                          ------------------------------------
                                          Oct. 1, 2000            Oct. 3, 1999
                                          ------------            ------------
Revenue. . . . . . . . . . . . . . . . .     100.0%                    100.0%
                                            -------                   -------
Costs and  expenses:
  Cost of sales. . . . . . . . . . . . .      44.0                      45.0
  Selling, general and administrative. .      13.6                      14.1
  Depreciation and amortization. . . . .       6.8                       6.6
  Interest expense . . . . . . . . . . .        .6                        .5
  Other operating expenses . . . . . . .      15.9                      16.3
                                           -------                   -------
                                              80.9                      82.5
                                           -------                   -------
Income before income taxes . . . . . . .      19.1                      17.5
Income tax expense . . . . . . . . . . .       7.4                       6.9
                                           -------                   -------
Net income . . . . . . . . . . . . . . .      11.7%                     10.6%
                                           =======                   =======

     Revenues
     --------

     Revenues increased 12.7% to $130.3 million in the third quarter of 2000 from $115.6 million in the third quarter of 1999 due to an increase in the number of Company-operated stores. During 1999, the Company opened 23 new restaurants, acquired one restaurant from a franchisee and closed one restaurant. During the first nine months of 2000, the Company opened 22 new restaurants and closed one restaurant. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the third quarters of both 2000 and 1999 declined 0.5%. Management believes that the decline in comparable store sales was largely due to the closure of Discovery Zone stores in June 1999 which benefited prior year comparable store sales. Menu prices increased approximately 2.0% between the periods.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 80.9% in the third quarter of 2000 from 82.5% in the third quarter of 1999.

     Cost of sales decreased as a percentage of revenues to 44.0% in the third quarter of 2000 from 45.0% in the comparable period of 1999. Cost of food, beverage, prize and merchandise items as a percentage of revenues decreased to 14.5% in the third quarter of 2000 from 15.2% in the third quarter of 1999 primarily due to a decrease in cheese costs, adjusted prize ticket categories and an increase in menu prices. Store labor expenses as a percentage of revenues decreased to 26.4% during the third quarter of 2000 compared to 26.6% in the third quarter of 1999 due to labor efficiencies achieved in higher sales volume new stores.

     Selling, general and administrative expenses as a percentage of revenues decreased to 13.6% in the third quarter of 2000 from 14.1% in the third quarter of 1999 due primarily to a decrease in advertising and overhead expenses as a percentage of revenues.

     Depreciation and amortization expenses as a percentage of revenues increased to 6.8% in the third quarter of 2000 from 6.6% in the third quarter of 1999 primarily due to increased capital expenditures for new restaurants.

     Interest expense as a percentage of revenues increased to .6% in the third quarter of 2000 from .5% in the third quarter of 1999 due primarily to a decrease in the amount of capitalized interest expense related to assets held for resale. During the twelve months ended July 2000, interest expense on incremental debt incurred to finance assets held for resale was allocated to the basis of such assets.

     Other operating expenses decreased as a percentage of revenues to 15.9% in the third quarter of 2000 from 16.3% in the third quarter of 1999 primarily due to lower insurance costs and rent expense as a percentage of revenues.

     The Company's effective income tax rate was 38.8% in the third quarter of 2000 compared to 39.2% in the third quarter of 1999 primarily due to lower estimated state tax rates.

     Net Income
     ----------

     The Company had net income of $15.3 million in the third quarter of 2000 compared to $12.3 million in the third quarter of 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 25.0% to $.55 per share in the third quarter of 2000 from $.44 per share in the third quarter of 1999.


First Nine Months of 2000 Compared to First Nine Months of 1999
---------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 2000 and 1999 is shown below.

                                               Nine Months Ended
                                        ---------------------------------
                                        Oct. 1, 2000         Oct. 3, 1999
                                        ------------         ------------
Revenue. . . . . . . . . . . . . . . . .    100.0%             100.0%
                                           ------             ------
Costs and  expenses: . . . . . . . . . .
  Cost of sales. . . . . . . . . . . . .     44.2               44.7
  Selling, general and administrative. .     14.0               14.4
  Depreciation and amortization               6.4                6.8
  Interest expense . . . . . . . . . . .       .6                 .5
  Other operating expenses . . . . . . .     15.5               16.1
                                           ------             ------
                                             80.7               82.5
                                           ------             ------
Income before income taxes . . . . . . .     19.3               17.5
Income tax expense . . . . . . . . . . .      7.5                6.8
                                           ------             ------
Net income . . . . . . . . . . . . . . .     11.8%              10.7%
                                           ======             ======

     Revenues
     --------

     Revenues increased 15.3% to $390.7 million in the first nine months of 2000 from $338.9 million in the first nine months of 1999 primarily due an increase in the number of Company-operated stores and an increase of 3.1% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first nine months of both 2000 and 1999. During 1999, the Company opened 23 new restaurants, acquired one restaurant from a franchisee and closed one restaurant. During the first nine months of 2000, the Company opened 22 new restaurants and closed one restaurant. Menu prices increased approximately 1.8% between the periods.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 80.7% in the first nine months of 2000 from 82.5%in the first nine months of 1999.

     Cost of sales decreased as a percentage of revenues to 44.2% in the first nine months of 2000 from 44.7% in the comparable period of 1999. Cost of food, beverage, prize and merchandise items as a percentage of revenues decreased to 14.6% in the first nine months of 2000 from 15.1% in the first nine months of 1999 primarily due to a decrease in cheese costs, adjusted prize ticket categories and an increase in menu prices. Store labor expenses as a percentage of revenues increased slightly to 26.5% during the first nine months of 2000 from 26.4% in the first nine months of 1999 primarily due to wage increases and new store staffing.

     Selling, general and administrative expenses as a percentage of revenues decreased to 14.0% in the first nine months of 2000 from 14.4% in the first nine months of 1999 due a reduction in advertising and overhead expenses as a percentage of revenues.

     Depreciation and amortization expenses as a percentage of revenues were 6.4% in the first nine months of 2000 compared to 6.8% in the first nine months of 1999 primarily due to the increase in comparable store sales.

     Interest expense as a percentage of revenues was .6% in the first nine months of 2000 compared to .5% in the first nine months of 1999. During the twelve months ended July 2000, interest expense on incremental debt incurred to finance assets held for resale was allocated to the basis of such assets.

     Other operating expenses decreased as a percentage of revenues to 15.5% in the first nine months of 2000 from 16.1% in the first nine months of 1999 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.8% in the first nine months of 2000 compared to 39.2% in the first nine months of 1999 primarily due to lower estimated state tax rates.

     Net Income
     ----------

     The Company had net income of $46.1 million in the first nine months of 2000 compared to $36.1 million in the first nine months of 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 28.7% to $1.66 per share in the first nine months of 2000 compared to $1.29 per share in the first nine months of 1999.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     Cash provided by operations increased to $78.1 million in the first nine months of 2000 from $63.1 million in the comparable period of 1999. Cash outflows from investing activities for the first nine months of 2000 were $60.1 million primarily related to capital expenditures. Cash outflows from financing activities for the first nine months of 2000 were $4.7 million primarily related to the repayment of long-term debt and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2000, the Company plans to add 27 to 32 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store which will vary depending upon many factors including the size of the stores and whether the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of 20 to 22 high sales volume stores in 2000 including
stores which will receive an enhanced showroom package.   The Company also
plans to complete Phase III upgrades in approximately 27 stores this year at an average cost of approximately $200,000 to $225,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancements with ticket counting machines. During the first nine months of 2000, the Company opened 22 new restaurants, expanded 16 restaurants and completed Phase III upgrades in one restaurant. The Company currently estimates that capital expenditures in 2000, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $86 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

     In 1999, the Company purchased assets previously owned by Discovery Zone,
Inc.   The final allocation of the purchase price was approximately $7.9 million to property and equipment and $11.1 million to assets held for resale. Subsequent to the purchase, the Company has incurred incremental holding costs of approximately $3.5 million and realized sale proceeds of $8.3 million related to the assets held for resale.

     In September 1999, the Company announced a plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million.
As of November 15, 2000, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $8.9 million.

     In July 2000, the Company entered into a bank agreement that increases its revolving credit facility to $75 million from $55 million and extends the maturity date to 2003 from 2001. The Company's total credit facility of $81 million consists of $6 million in term notes and a $75 million line of credit. Term notes totaling $6 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at prime rate or
LIBOR plus 1.125%.   As of October 1, 2000, $48.7 million was borrowed under
the line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.


Forward-Looking Statements
--------------------------

    Certain statements, other than historical information, may be considered forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on CEC Entertainment's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality and government regulations.


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

    None.

Item 5.  Other Information.

     None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.


          a) 10 (c) Credit Agreement, in the stated amount of $75,000,000, dated July 14, 2000, between the Company, Bank One, Texas, National Association, Suntrust Bank, and the Lenders Party.

             10 (d) Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank.

             27  Financial Data Schedule

          b) Reports on Form 8-K

      None filed during the quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: November 15, 2000      By: /s/ Rodney Carter
                                  ---------------------------------------------
                                  Rodney Carter
                                  Executive Vice President
                                  and Chief Financial Officer