Form 10-K
period 2000-12-31
CEC ENTERTAINMENT INC
filed 2001-03-30
CIK 813920

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 0-15782

CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or jurisdiction of incorporation or organization)	48-0905805 (I.R.S. Employer Identification No.)

4441 West Airport Freeway P.O. Box 152077 Irving, Texas (Address of principal executive offices)	75015 (Zip Code)

Registrant’s telephone number, including area code: (972) 258-8507

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.10 each
(Title of Class)

Class A Preferred Stock, par value $60.00 each
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      At March 12, 2001, an aggregate of 27,806,688 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 12, 2000) held by non-affiliates of the registrant was $1,142,042,983.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant’s 2000 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

PART I

Item 1. Business

General

      CEC Entertainment, Inc. (the “Company”), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

      The Company operated, as of March 12, 2001, 328 Chuck E. Cheese’s Pizza ® (“Chuck E. Cheese’s”) restaurants. In addition, as of March 12, 2001, franchisees of the Company operated 54 Chuck E. Cheese’s restaurants.

Chuck E. Cheese’s Restaurants

Business Development

      Chuck E. Cheese’s restaurants offer a variety of pizza, a salad bar, sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

      The Company and its franchisees operate in a total of 45 states. The Company owns and operates Chuck E. Cheese’s restaurants in 37 states and Canada. See “Item 2. Properties.”

      The following table sets forth certain information with respect to the Chuck E. Cheese’s restaurants owned by the Company (excludes franchised restaurants):

	2000	1999	1998

Average annual revenues per restaurant(1)	$1,576,000	$1,531,000	$1,452,000

Number of restaurants open at end of period	324	294	271

Percent of total restaurant revenues:

Food and beverage sales	66.8%	64.8%	66.2%

Game sales	30.4%	32.4%	30.9%

Merchandise sales	2.8%	2.8%	2.9%

(1)	In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (254, 243 and 240 restaurants in 2000, 1999 and 1998, respectively). All fiscal years presented consisted of 52 weeks.

      The revenues from Chuck E. Cheese’s restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

      Each Chuck E. Cheese’s restaurant generally employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work only part-time.

      To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 2000, the Company initiated a Phase III upgrade program which generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancements with ticket counting machines. The Company completed Phase III upgrades in 27 restaurants in 2000 and plans to complete Phase III upgrades in approximately 100 restaurants in 2001.

      The Company has expanded the customer areas of 79 existing stores since 1995, including stores with increased seating capacity due to an enhanced showroom package. In 2000, the Company expanded a total of 23 stores. The Company plans to continue its strategy of expanding the customer areas and seating capacity of selected existing restaurants in 2001. The customer area of expanded stores, other than stores with increased seating capacity due to an enhanced showroom package, is typically increased by an average of 1,000 to 4,000 square feet per store.

      The Company has added 31, 24 and 22 Company-operated Chuck E. Cheese’s restaurants in 2000, 1999 and 1998, respectively, including restaurants acquired from franchisees. The Company anticipates adding approximately 30 to 34 new restaurants in 2001 through a combination of new restaurants and the acquisition of existing franchise restaurants. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

      The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show (and other in-store entertainment) in its restaurants to be an important competitive advantage.

Restaurant Design and Entertainment

      Chuck E. Cheese’s restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 8,000 to 14,000 square feet in area. Chuck E. Cheese’s restaurants are typically divided into three areas: a kitchen and related area (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and a playroom area occupies approximately 40% of the space.

      The dining area of each Chuck E. Cheese’s restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

      Each Chuck E. Cheese’s restaurant typically contains a family oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling (“SkyTubes”) or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant’s customer area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. These tokens are used to play the games and rides in the playroom.

Food and Beverage Products

      Each Chuck E. Cheese’s restaurant offers varieties of pizza, a salad bar, sandwiches and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

      The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

      The primary customer base for the Company’s restaurants consists of families having children between 2 and 12 years old. The Company conducts advertising campaigns targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese’s restaurants and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese’s experience. The television advertising campaigns are supplemented by promotional offers in newspapers.

Franchising

      The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 12, 2001, 54 Chuck E. Cheese’s restaurants were operated by a total of 35 different franchisees, as compared to 55 of such restaurants at March 13, 2000. In 1998, the Company sold franchise rights to open international franchise restaurants in the Middle East. Opportunities for further international franchise development are being reviewed by the Company.

      The Chuck E. Cheese’s standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese’s franchises are in 2001.

      The franchise agreements governing existing franchised Chuck E. Cheese’s restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the “Association”)] an amount equal to 2.65% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.2% of gross sales. The Chuck E. Cheese’s franchise agreements also require franchisees to expend at least 1% of gross sales for local advertising. Under the Chuck E. Cheese’s franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.

Competition

      The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant / entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

      The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that the principal competitive factors affecting Chuck E. Cheese’s restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

Trademarks

      The Company, through a wholly owned subsidiary, owns various trademarks, including “Chuck E. Cheese” and “ShowBiz” that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.

Government Regulation

      The development and operation of Chuck E. Cheese’s restaurants are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans With Disabilities Act, and Family Medical Leave Act mandates. A significant portion of the Company’s restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies.

Working Capital Practices

      The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy current operational needs. The Company’s accounts receivable consist primarily of credit card receivables and franchise royalties.

Employees

      The Company’s employment varies seasonally, with the greatest number being employed during the summer months. On March 12, 2001, the Company employed approximately 17,802 employees, including 17,463 in the operation of Chuck E. Cheese’s restaurants and 339 employed by the Company in the Company’s executive offices. None of the Company’s employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 2. Properties

      The following table sets forth certain information regarding the Chuck E. Cheese’s restaurants operated by the Company as of March 12, 2001.

Chuck E.
Domestic	Cheese's

Alabama	5

Arkansas	4

California	53

Colorado	6

Connecticut	5

Delaware	1

Florida	21

Georgia	10

Idaho	1

Illinois	18

Indiana	8

Iowa	3

Kansas	3

Kentucky	2

Louisiana	5

Maryland	10

Massachusetts	11

Michigan	14

Minnesota	5

Mississippi	1

Missouri	7

Nevada	3

Nebraska	2

New Hampshire	2

New Jersey	11

New Mexico	1

New York	12

North Carolina	4

Ohio	15

Oklahoma	3

Pennsylvania	13

Rhode Island	1

South Carolina	4

Tennessee	8

Texas	36

Virginia	10

Wisconsin	8

326

International

Canada	2

328

Of the 328 Chuck E. Cheese’s restaurants owned by the Company as of March 12, 2001, 297 occupy leased premises and 31 occupy owned premises. The leases of these restaurants will expire at various times from 2001 to 2028, as described in the table below.

Year of	Number of	Range of Renewal
Expiration	Restaurants	Options (Years)

2001	26	None to 15

2002	61	None to 15

2003	63	None to 20

2004 and thereafter	147	None to 20

      The leases of Chuck E. Cheese’s restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $25.00 per square foot, subject to periodic adjustment. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

Item 3. Legal Proceedings.

      On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et. al., Cause No. 00-08132 FMC (RZx)("Gavarrete"), was filed in the Superior Court of the State of California in the County of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. No class of plaintiffs has been certified in this lawsuit. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. The Company believes the lawsuit is without merit and intends to vigorously defend it.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of March 12, 2001, there were an aggregate of 27,806,688 shares of the Company’s Common Stock outstanding and approximately 2,451 stockholders of record.

      The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “CEC”. The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:

	High		Low

2000

- 1st quarter	$28	13/16	$19	1/2

- 2nd quarter	31	3/16	22	3/8

- 3rd quarter	32	1/4	25	1/4

- 4th quarter	36		29	5/16

1999

- 1st quarter	$24	1/8	$15

- 2nd quarter	29	7/8	21	11/16

- 3rd quarter	36	9/16	25	3/4

- 4th quarter	35	1/4	23	1/2

      The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share (“the Preferred Stock”) has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 31, 2000 in the amount of $1.20 per share will be paid on April 2, 2001.

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

Item 6. Selected Financial Data.

	2000	1999	1998	1997	1996

	(Thousands, except per share and store data)
Operating results(1):

Revenues	$506,111	$440,904	$379,427	$350,267	$293,990

Costs and expenses	415,377	368,578	324,395	307,558	271,769

Income before income taxes	90,734	72,326	55,032	42,709	22,221

Income taxes:

Current expense	30,267	24,807	9,160	3,417	2,855

Deferred expense	5,112	3,147	12,142	13,795	6,145

	35,379	27,954	21,302	17,212	9,000

Net income	$55,355	$44,372	$33,730	$25,497	$13,221

Per Share(2):

Basic:

Net income	$2.04	$1.63	$1.23	$.91	$.47

Weighted average shares outstanding	26,999	27,004	27,093	27,603	27,309

Diluted:

Net income	$1.98	$1.58	$1.20	$.89	$.47

Weighted average shares outstanding	27,839	27,922	27,810	28,226	27,716

Cash flow data:

Cash provided by operations	$94,085	$78,528	$68,614	$69,478	$48,362

Cash used in investing activities	(85,933)	(100,344)	(65,622)	(43,805)	(51,868)

Cash provided by (used in) financing activities	(3,583)	21,337	(7,057)	(21,800)	1,319

Balance sheet data:

Total assets	$389,375	$325,168	$252,228	$226,368	$216,580

Long-term obligations (including current portion and redeemable preferred stock)	57,288	63,369	31,911	30,713	39,571

Shareholders’ equity	282,272	221,228	183,949	155,938	141,476

Number of restaurants at year end:

Company operated	324	294	271	249	244

Franchise	55	55	54	63	70

	379	349	325	312	314

(1)	Fiscal year 1997 was 53 weeks in length while all other fiscal years presented were 52 weeks in length.

(2)	No cash dividends on common stock were paid in any of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

      Results of Operations

      A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

	2000	1999	1998

Revenues	100.0%	100.0%	100.0%

Costs and expenses:

Cost of sales	44.6%	45.1%	45.9%

Selling, general and administrative	14.2%	14.9%	14.9%

Depreciation and amortization	6.6%	7.0%	7.3%

Interest expense	.7%	.5%	.7%

Other operating expenses	16.0%	16.1%	16.7%

	82.1%	83.6%	85.5%

Income before income taxes	17.9%	16.4%	14.5%

      2000 Compared to 1999

      Revenues

      Revenues increased 14.8% to $506.1 million in 2000 from $440.9 million in 1999 primarily due to new restaurants and an increase of 2.3% in sales of the Company’s Chuck E. Cheese’s restaurants which were open during all of 2000 and 1999 (“comparable store sales”). The Company opened 31 new restaurants and closed one restaurant in 2000. Average annual revenues per restaurant increased to approximately $1,576,000 in 2000 from approximately $1,531,000 in 1999. Menu prices increased 1.9% between the two years.

      Revenues from franchise fees and royalties were $3.3 million in 2000 compared to $3.2 million in 1999 primarily due to a 4.4% increase in comparable franchise store sales. During 2000, one new franchise restaurants opened and one franchise restaurant was closed.

      Costs and Expenses

      Costs and expenses as a percentage of revenues decreased to 82.1% in 2000 from 83.6% in 1999.

      Cost of sales as a percentage of revenues decreased to 44.6% in 2000 from 45.1% in 1999. Cost of food, beverage, prize and merchandise items as a percentage of revenues decreased to 14.5% in 2000 from 15.1% in 1999 primarily due to a decrease in cheese costs, adjusted prize ticket categories and an increase in menu prices. Restaurant labor expenses as a percentage of revenues increased slightly to 27.0% in 2000 from 26.8% in 1999 primarily due to wage increases and new store staffing.

      Selling, general and administrative expenses as a percentage of revenues declined to 14.2% in 2000 from 14.9% in 1999 primarily due to a reduction in advertising and overhead expenses as a percentage of revenues.

      Depreciation and amortization expense as a percentage of revenues declined to 6.6% in 2000 from 7.0% in 1999 primarily due to the increase in comparable store sales and new restaurants with higher sales volumes.

      Interest expense as a percentage of revenues was .7% in 2000 compared to .5% in 1999. During the twelve months ended July 2000, interest expense on incremental debt incurred to finance assets held for resale was allocated to the basis of such assets.

      Other operating expenses decreased as a percentage of revenues to 16.0% in 2000 from 16.1% in 1999 primarily due to the increase in comparable store sales and leveraging of fixed costs with higher revenues.

      The Company’s effective income tax rate was 39.0% in 2000 compared to 38.7% in 1999 primarily due to higher estimated state tax rates.

      Net Income

      The Company had net income of $55.4 million in 2000 compared to $44.4 million in 1999 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $1.98 per share in 2000 compared $1.58 per share in 1999.

      1999 Compared to 1998

      Revenues

      Revenues increased 16.2% to $440.9 million in 1999 from $379.4 million in 1998 primarily due to an increase of 5.7% in sales of the Company’s Chuck E. Cheese’s restaurants which were open during all of 1999 and 1998 (“comparable store sales”). In addition, the Company opened 23 new restaurants and purchased one restaurant from a franchisee in 1999. Average annual revenues per restaurant increased to approximately $1,531,000 in 1999 from approximately $1,452,000 in 1998. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at Phase II upgraded restaurants. Menu prices increased .4% between the two years.

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

      Cost of sales as a percentage of revenues decreased to 45.1% in 1999 from 45.9% in 1998. Cost of food, beverage, prize and merchandise items as a percentage of revenues decreased to 15.1% in 1999 from 15.8% in 1998 primarily due to an increase in game sales and reduced costs of certain food and beverage products, including cheese costs, and an increase in menu prices. Restaurant labor expenses as a percentage of revenues remained constant at 26.8% in both 1999 and 1998.

      Selling, general and administrative expenses as a percentage of revenues was 14.9% in both 1999 and 1998. Preopening expenses and recruiting and training costs were higher in 1999 compared to 1998 due to the greater number of new stores opened in 1999.

      Depreciation and amortization expense as a percentage of revenues declined to 7.0% in 1999 from 7.3% in 1998 primarily due to the increase in comparable store sales.

      Interest expense as a percentage of revenues decreased to .5% in 1999 from .7% in 1998 due to the increase in revenues and lower interest rates. Interest expense on the increase in debt incurred to finance assets held for resale was allocated to the cost basis of such assets.

      Other operating expenses decreased as a percentage of revenues to 16.1% in 1999 from 16.7% in 1998 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

      The Company’s effective income tax rate was 38.7% in both 1999 and 1998.

      Net Income

      The Company had net income of $44.4 million in 1999 compared to $33.7 million in 1998 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $1.58 per share in 1999 compared $1.20 per share in 1998.

      Inflation

      The Company’s cost of operations, including but not limited to labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federally mandated minimum wage would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.

      Financial Condition, Liquidity and Capital Resources

      Cash provided by operations increased to $94.1 million in 2000 from $78.5 million in 1999. Cash outflow from investing activities for 2000 was $85.9 million primarily related to capital expenditures. Cash outflow from financing activities in 2000 was $3.6 million. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

      In 2001, the Company plans to add 30 to 34 stores including new stores and acquisition of existing stores from franchisees. The Company currently anticipates its cost of opening new stores to average approximately $1.8 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or free-standing building. In addition to such new store openings, the Company plans to expand the seating capacity of 10 to 15 high sales volume stores in 2001 including stores which will receive an enhanced showroom package. The Company also plans to complete Phase III upgrades in approximately 100 stores this year at an average cost of approximately $210,000 to $225,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancement with ticket counting machines. During 2000, the Company opened 31 new restaurants, expanded the customer area of 23 restaurants and completed Phase III upgrades in 27 restaurants. The Company currently estimates that capital expenditures in 2001, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $104 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company’s line of credit.

      Since 1993, the Company has repurchased shares of the Company’s common stock on the open market at an aggregate purchase price of $65 million. In September 1999, the Company announced a plan to purchase additional shares of the Company’s common stock at an aggregate purchase price of up to $25 million. As of March 12, 2001, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $10.9 million.

      In 2000, the Company entered into a bank agreement that increases its revolving credit facility to $75 million from $55 million and extends the maturity date to 2003 from 2001. The Company’s total credit facilities of $81 million consist of $6 million in term notes and a $75 million line of credit. Term notes totaling $6 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of March 12, 2001, there was $29.5 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

      Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality and government regulations.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8. Financial Statements and Supplementary Data

CEC ENTERTAINMENT, INC.
YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000
AND JANUARY 3, 1999

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 16, 2001

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(Thousands, except share data)

	December 31,	January 2,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,300	$2,731

Accounts receivable	12,778	6,458

Inventories	8,436	7,895

Prepaid expenses	4,419	4,727

Deferred tax asset	1,205	776

Assets held for resale	4,211	13,070

Total current assets	38,349	35,657

Property and equipment, net	338,408	280,624

Notes receivable from related parties	1,526	491

Other assets	11,092	8,396

	$389,375	$325,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$6,102	$7,729

Accounts payable and accrued liabilities	38,616	34,294

Total current liabilities	44,718	42,023

Long-term debt, less current portion	47,030	51,567

Deferred rent	3,491	4,110

Deferred tax liability	7,708	2,167

Other liabilities	1,725	1,725

Commitments and contingencies

Redeemable preferred stock, $60 par value, redeemable for $2,888 in 2005	2,431	2,348

Shareholders’ equity:

Common stock, $.10 par value; authorized 100,000,000 shares; 34,585,454 and 33,791,217 shares issued, respectively	3,459	3,379

Capital in excess of par value	177,828	166,594

Retained earnings	175,217	120,194

Deferred compensation		(759)

Accumulated other comprehensive income (loss)	(30)	42

Less treasury shares of 7,039,506 and 6,777,614, respectively, at cost	(74,202)	(68,222)

	282,272	221,228

	$389,375	$325,168

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Thousands, except per share data)

	Fiscal Year

	2000	1999	1998

Food and beverage revenues	$336,062	$283,951	$248,968

Games and merchandise revenues	166,566	153,630	126,612

Franchise fees and royalties	3,252	3,164	3,304

Interest income, including related party income of $105, $63 and $65, respectively	231	159	543

	506,111	440,904	379,427

Costs and expenses:

Cost of sales	225,748	198,922	173,890

Selling, general and administrative expenses	71,944	65,706	56,690

Depreciation and amortization	33,410	30,963	27,620

Interest expense	3,546	2,195	2,694

Other operating expenses	80,729	70,792	63,501

	415,377	368,578	324,395

Income before income taxes	90,734	72,326	55,032

Income taxes:

Current expense	30,267	24,807	9,160

Deferred expense	5,112	3,147	12,142

	35,379	27,954	21,302

Net income	55,355	44,372	33,730

Other comprehensive income, net of tax:

Foreign currency translation	(72)	36	6

Comprehensive income	$55,283	$44,408	$33,736

Earnings per share:

Basic:

Net income	$2.04	$1.63	$1.23

Weighted average shares outstanding	26,999	27,004	27,093

Diluted:

Net income	$1.98	$1.58	$1.20

Weighted average shares outstanding	27,839	27,922	27,810

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands, except per share data)

	Fiscal Year - Amounts			Fiscal Year-Shares

	2000	1999	1998	2000	1999	1998

Common stock and capital in excess of par value:

Balance, beginning of year	$169,973	$165,332	$160,887	33,791	33,398	32,868

Stock options exercised	8,727	2,680	2,573	789	386	524

Tax benefit from exercise of stock options and stock grants	2,432	1,842	1,775

Stock issued under 401(k) plan	155	142	97	5	8	6

Other		(23)			(1)

Balance, end of year	181,287	169,973	165,332	34,585	33,791	33,398

Retained earnings:

Balance, beginning of year	120,194	76,157	42,768

Net income	55,355	44,372	33,730

Redeemable preferred stock accretion	(100)	(101)	(103)

Redeemable preferred stock dividend, $4.80 per share	(232)	(234)	(238)

Balance, end of year	175,217	120,194	76,157

Deferred compensation:

Balance, beginning of year	(759)	(1,520)	(2,280)

Amortization of deferred compensation	759	761	760

Balance, end of year		(759)	(1,520)

Accumulated other comprehensive income:

Balance, beginning of year	42	6

Foreign currency translation	(72)	36	6

Balance, end of year	(30)	42	6

Treasury shares:

Balance, beginning of year	(68,222)	(56,026)	(45,437)	6,778	6,352	5,742

Treasury stock acquired	(5,980)	(12,196)	(10,589)	262	426	610

Balance, end of year	(74,202)	(68,222)	(56,026)	7,040	6,778	6,352

Total shareholders’ equity	$282,272	$221,228	$183,949

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Fiscal Year

	2000	1999	1998

Operating activities:

Net income	$55,355	$44,372	$33,730

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	33,410	30,963	27,620

Deferred income tax expense	5,112	3,147	10,367

Tax benefit from exercise of stock options and stock grants	2,432	1,842	1,775

Compensation expense under stock grant plan	759	761	760

Other	(752)	466	(44)

Net change in receivables, inventories, prepaids, payables and accrued liabilities	(2,231)	(3,023)	(5,594)

Cash provided by operations	94,085	78,528	68,614

Investing activities:

Purchases of property and equipment	(92,247)	(82,819)	(66,704)

Proceeds from disposition of property and equipment	835

Payments received on notes receivable	826	1,327	2,503

Additions to notes receivable	(1,854)	(1,410)	(690)

Change in investments and other assets	(2,502)	(4,372)	(731)

Sale (purchase) of assets held for resale	9,009	(13,070)

Cash used in investing activities	(85,933)	(100,344)	(65,622)

Financing activities:

Proceeds from debt and line of credit	36,098	51,270	4,479

Payments on debt and line of credit	(42,262)	(20,279)	(3,376)

Redeemable preferred stock dividends	(233)	(234)	(238)

Acquisition of treasury stock	(5,980)	(12,196)	(10,589)

Exercise of stock options	8,727	2,680	2,573

Other	67	96	94

Cash provided by (used in) financing activities	(3,583)	21,337	(7,057)

Increase (decrease) in cash and cash equivalents	4,569	(479)	(4,065)

Cash and cash equivalents, beginning of year	2,731	3,210	7,275

Cash and cash equivalents, end of year	$7,300	$2,731	$3,210

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Operations: CEC Entertainment, Inc. (the “Company”) operates and franchises family restaurant/entertainment centers as Chuck E. Cheese’s restaurants.

Fiscal year: The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2000, 1999 and 1998 are for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Fiscal years 2000, 1999 and 1998 each consisted of 52 weeks.

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign currency translation: The consolidated financial statements are presented in U.S. dollars. The assets and liabilities of the Company’s Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of other comprehensive income.

Cash and cash equivalents: Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the date of purchase by the Company.

Inventories: Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first-out basis.

Property and equipment, depreciation and amortization: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to fifteen years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally ranging from ten to 20 years. All preopening costs are expensed as incurred.

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

Advertising costs: The Company expenses advertising costs as incurred. The total amounts charged to advertising expense were approximately $22.0 million, $20.3 million and $18.2 million in 2000, 1999 and 1998, respectively.

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

Stock-based compensation: As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and has disclosed the proforma effects of SFAS 123 (Note 16).

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (continued):

Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138 (“SFAS 138”) which amends certain provisions of SFAS 133 became effective for years beginning after June 15, 2000. The Company currently does not utilize derivatives or engage in hedging activities that require separate disclosure under SFAS 133 or SFAS 138.

2. Accounts receivable:

	2000	1999

	(thousands)

Trade	$1,910	$1,510

Income tax receivable	2,466

Construction allowances from landlords	2,661	1,397

Other	5,741	3,551

	$12,778	$6,458

3. Notes receivable:

The Company and its franchisees contribute a percentage of revenues to the International Association of CEC Entertainment, Inc. (the “Association”), a related party, to develop entertainment attractions and produce system wide advertising. The Company has granted three separate operating lines of credit to the Association. In December 2000, the lines were renewed to provide the Association with available borrowings of $3.2 million at 10.5% interest and are due December 31, 2001. Five officers of the Association are also officers of the Company. At December 31, 2000 and January 2, 2000, approximately $1,526,000 and $491,000, respectively, was outstanding under these lines of credit.

In addition, the Company has notes receivable from franchisees which have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates of 7.5%. Notes receivable from franchisees have been fully reserved with allowances for doubtful collection of $57,647 and $73,000 at December 31, 2000 and January 2, 2000, respectively.

4. Assets held for resale:

In July 1999, the Company acquired for approximately $19 million in cash, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company has converted 10 of the acquired properties to Chuck E. Cheese’s restaurants and plans to sell substantially all of the remaining properties, furniture, fixtures and equipment. The final allocation of the purchase price was approximately $7.9 million to property and equipment and $11.1 million to assets held for resale. At December 31, 2000, the remaining assets held for resale total $4.2 million which relate to seven properties recorded at the lower of cost or fair value less estimated selling costs.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and equipment:

	2000	1999

	(thousands)

Land	$18,859	$13,752

Leasehold improvements	213,447	186,067

Buildings	16,397	12,689

Furniture, fixtures and equipment	236,435	198,900

Property leased under capital leases (Note 8)	449	449

Construction in progress	15,419	13,819

	501,006	425,676

Less accumulated depreciation and amortization	(162,598)	(145,052)

	$338,408	$280,624

6. Accounts payable and accrued liabilities:

	2000	1999

	(thousands)

Accounts payable	$18,453	$14,521

Salaries and wages	8,366	7,766

Insurance	2,559	3,525

Taxes, other than income	5,253	4,258

Other	3,985	4,224

	$38,616	$34,294

7. Long-term debt:

	2000	1999

	(thousands)

Revolving bank loan, prime minus 0.5% to plus 0.5% or LIBOR plus 1% to 2.5%, due July 2003	$46,400	$44,850

Term loans, 10.02%, due June 2001	6,000	12,000

Term loans, LIBOR plus 3.5%, due June 2000		1,667

Obligations under capital leases (Note 8)	732	779

	53,132	59,296

Less current portion	(6,102)	(7,729)

	$47,030	$51,567

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-term debt (continued):

In 2000, the Company entered into a bank agreement that increased its revolving line of credit facility to a maximum borrowing of $75 million from $55 million and extended the maturity date to 2003 from 2001. As of December 31, 2000, the Company’s total credit facilities of $81 million consist of a $75 million line of credit and $6 million in term notes. Interest under the line of credit is payable quarterly at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (9.50% at December 31, 2000) or, at the Company’s option, LIBOR (6.4% at December 31, 2000) plus 1%. At December 31, 2000, there was $46.4 million outstanding under the line of credit. A 3/8% commitment fee is payable on any unused credit line. Interest on the term notes is payable quarterly. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements. The weighted average interest rate on long-term debt was 8.2% and 8.44% in 2000 and 1999, respectively. The Company recognized capitalized interest costs of $670,000, $747,000 and $35,000 in 2000, 1999 and 1998, respectively.

As of December 31, 2000, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):

Years	Amount

2001	$6,000

2003	46,400

$52,400

8. Commitments and contingencies:

The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 30 years with various renewal options.

Scheduled annual maturities of the obligations for capital and operating leases as of December 31, 2000, are as follows:

Years	Capital	Operating
	(thousands)

2001	$231	$42,064

2002	214	36,248

2003	214	27,612

2004	214	21,706

2005	196	18,895

2006-2028 (aggregate payments)		78,539

Minimum future lease payments	1,069	$225,064

Less amounts representing interest	(337)

Present value of future minimum lease payments	732

Less current portion	(102)

	$630

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (continued):

Certain of the Company’s real estate leases, require payment of contingent rent based on a percentage of sales. Deferred rent is provided to recognize the minimum rent expense on a straight- line basis when rental payments are not made on such basis.

The Company’s rent expense is comprised of the following:

	2000	1999	1998

	(thousands)

Minimum	$43,019	$38,339	$34,276

Contingent	447	464	365

	$43,466	$38,803	$34,641

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

9. Redeemable preferred stock:

As of December 31, 2000 and January 2, 2000, the Company had 48,130 and 48,510 shares, respectively, of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 31, 2000, one quarterly dividend, totaling $57,756 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value of the redemption price and is being accreted on the straight-line basis. The Company’s restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders will be able to elect a majority of the directors of the Company. In 2000, the Company reacquired 380 shares of its redeemable preferred stock.

10. Franchise fees and royalties:

At December 31, 2000, 55 Chuck E. Cheese’s restaurants were operated by a total of 35 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $253,000, $355,000 and $260,000 in 2000, 1999 and 1998, respectively.

11. Cost of sales:

	2000	1999	1998

	(thousands)

Food, beverage and related supplies	$64,169	$58,108	$52,958

Games and merchandise	25,371	23,250	19,625

Labor	136,208	117,564	101,307

	$225,748	$198,922	$173,890

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income taxes:

The significant components of income tax expense are as follows:

	2000	1999	1998

	(thousands)
Current expense:

Federal	$25,442	$20,795	$5,763

State	4,825	4,012	3,397

Total current expense	30,267	24,807	9,160

Deferred expense:

Utilization of tax credit carryforwards			6,595

Other	5,112	3,147	5,547

	$35,379	$27,954	$21,302

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2000	1999

	(thousands)
Current deferred tax asset:

Accrued vacation	$532	$412

Unearned gift certificates	344	204

Other	329	160

	$1,205	$776

Non-current deferred tax asset (liability):

Deferred rent	$1,351	$1,435

Asset impairments	317	353

Unearned franchise fees	67	113

Depreciation	(9,353)	(4,068)

Other	(90)

	$(7,708)	$(2,167)

      A reconciliation of the statutory rate to taxes provided is as follows:

	2000	1999	1998

	(thousands)

Federal statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal benefit	3.8%	3.6%	4.0%

Other	.2%	.1%	(.3)%

Effective tax rate	39.0%	38.7%	38.7%

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and stock grants using the treasury stock method. Net income applicable per common share has been adjusted for redeemable preferred stock accretion and dividends. Earnings per common and potential common shares were computed as follows (thousands, except per share data):

	2000	1999	1998

Net income	$55,355	$44,372	$33,730

Accretion of redeemable preferred stock	(100)	(101)	(103)

Redeemable preferred stock dividends	(232)	(234)	(238)

Net income applicable to common shares	$55,023	$44,037	$33,389

Basic:

Weighted average common shares outstanding	26,999	27,004	27,093

Earnings per common share	$2.04	$1.63	$1.23

Diluted:

Weighted average common shares outstanding	26,999	27,004	27,093

Potential common shares for stock options and stock grants	840	918	717

Weighted average shares outstanding	27,839	27,922	27,810

Earnings per common and potential common shares	$1.98	$1.58	$1.20

14. Fair value of financial instruments:

The Company has certain financial instruments consisting primarily of cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company’s notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company’s redeemable preferred stock is $2.9 million.

15. Supplemental cash flow information:

	2000	1999	1998

	(thousands)
Cash paid during the year for:

Interest	$3,550	$2,099	$2,681

Income taxes	32,824	24,511	9,924

Supplemental schedule of noncash investing and financing activities:

Notes and accounts receivable canceled in connection with the acquisition of property and equipment			834

Investment canceled in connection with the acquisition of property and equipment			668

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee benefit plans:

The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and d) a retirement and savings plan.

The Company’s common stock which could be issued under its initial employee stock option plan was 4,158,057 shares. Any shares granted under this plan had to be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 3,087,500 shares may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair market value of the Company’s common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company’s common stock that may be issued under this plan cannot exceed 225,000 shares and the exercise price for options granted may not be less than the fair market value of the Company’s common stock at the date of grant.

At December 31, 2000, there were 1,152,971 shares available for grant. Stock option transactions are summarized as follows for all plans:

				Weighted Average
	Number of Shares			Exercise Price Per Share

	2000	1999	1998	2000	1999	1998

Options outstanding, beginning of year	2,618,783	2,301,474	2,379,447	$13.66	$11.19	$9.13

Granted	884,329	796,622	516,918	24.59	17.68	14.61

Exercised	(788,789)	(386,440)	(523,254)	11.06	6.94	4.91

Terminated	(225,955)	(92,873)	(71,637)	18.84	15.28	13.41

Options outstanding, end of year	2,488,368	2,618,783	2,301,474	17.95	13.66	11.19

Options outstanding at December 31, 2000:

Options Outstanding				Options Exercisable

	Shares	Weighted Avg.	Weighted	Shares	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	as of 12/31/00	Contractual Life	Exercise Price	as of 12/31/00	Exercise Price

$3.78 - $5.52	11,859	.7	$5.00	11,859	5.00

$8.22 - $11.77	494,928	2.0	11.50	494,928	11.50

$13.67 - $19.94	1,159,983	4.4	15.99	360,005	14.40

$22.44 - $33.63	820,609	6.1	24.55	722	24.21

$33.94 - $35.88	989	6.0	34.48

$3.78 - $35.88	2,488,368	4.5	17.95	867,514	12.62

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee benefit plans (continued):

The estimated fair value of options granted was $9.39, $6.74 and $7.54 per share in 2000, 1999 and 1998, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: risk free interest rate of 6.46%, 6.51% and 4.6% in 2000, 1999 and 1998, respectively; no dividend yield; expected lives of five years in 2000 and 1999 and four years in 1998; and expected volatility of 30%. Stock options expire five and seven years from the grant date. Stock options vest over various periods ranging from one to four years. In January 2001, the Company granted 654,170 additional options to employees at an exercise price of $34.00 per share and 12,500 options to its non-employee directors at an exercise price of $34.00 per share.

The number of shares of the Company’s common stock which may have been awarded to senior executives of the Company under the Stock Grant Plan was 2,577,956 shares. No further shares may be awarded under this plan after December 1998. No grants were awarded in 2000, 1999 or 1998. Compensation expense recognized by the Company pursuant to this plan for grants made in 1997 was $759,000, $761,000 and $760,000 per year in 2000, 1999 and 1998, respectively. All shares vest over periods ranging from 3 years to 6 years and are subject to forfeiture upon termination of the participant’s employment by the Company. The shares are nontransferable during the vesting periods. The deferred compensation is amortized over the compensated periods of service of three years.

All stock options are granted at no less than fair market value of the common stock at the grant date. The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company’s proforma net income would have been $52.5 million, $41.9 million and $31.6 million in 2000, 1999 and 1998, respectively. Proforma diluted earnings per share would have been $1.88, $1.50 and $1.14 per share in 2000, 1999 and 1998, respectively.

The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. The Company made contributions of approximately $155,000 and $142,000 in common stock for the 1999 and 1998 plan years, respectively. The Company plans to contribute $175,000 in common stock for the 2000 plan year.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2000 and January 2, 2000 (thousands, except per share data).

	Fiscal year ended December 31, 2000

	April 2	July 2	Oct. 1	Dec. 31

Revenues	$141,347	$119,033	$130,301	$115,430

Income before income taxes	30,626	19,773	24,929	15,406

Net income	18,744	12,101	15,257	9,253

Earnings Per Share:

Basic	$.69	$.45	$.56	$.34

Diluted	.68	.44	.55	.33

	Fiscal year ended January 2, 2000

	April 4	July 4	Oct. 3	Jan. 2

Revenues	$118,396	$104,935	$115,583	$101,990

Income before income taxes	23,653	15,576	20,227	12,870

Net income	14,381	9,471	12,297	8,223

Earnings Per Share:

Basic	$.53	$.35	$.45	$.30

Diluted	.52	.34	.44	.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item regarding the directors and executive officers of the Company shall be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2001 annual meeting of stockholders and incorporated herein by reference thereto.

Item 11. Executive Compensation

      The information required by this item regarding the directors and executive officers of the Company shall be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2001 annual meeting of stockholders and incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item shall be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company’s 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2001 annual meeting of stockholders and is incorporated herein by reference thereto.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

(1) Financial Statements and Supplementary Data:

Independent auditors’ report.
CEC Entertainment, Inc. consolidated financial statements:
Consolidated balance sheets as of December 31, 2000 and January 2, 2000.
Consolidated statements of earnings and comprehensive income for the years ended December 31, 2000, January 2, 2000, and January 3, 1999.
Consolidated statements of shareholders’ equity for the years ended December 31, 2000, January 2, 2000, and January 3, 1999.
Consolidated statements of cash flows for the years ended December 31, 2000, January 2, 2000, and January 3, 1999.
Notes to consolidated financial statements.

(2) Exhibits:

Number	Description

3(a)(1)	Restated Articles of Incorporation of the Company, dated November 26, 1996 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-22229) and incorporated herein by reference).

3(a)(2)	Amendment to the Restated Articles of Incorporation of the Company, dated June 25, 1998 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1998, and incorporated herein by reference).

3(a)(3)	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference).

3(b)(1)	Restated Bylaws of the Company, dated August 16, 1994 (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

3(b)(2)	Amendment to the Bylaws, dated May 5, 1995 (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

4(a)	Specimen form of certificate representing $.10 par value Common Stock (filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

4(b)	Specimen form of certificate representing $60 par value Class A Preferred Stock (filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

10(a)	2001 Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank.

10(b)	Employment Agreement, dated April 28, 1999, between Michael H. Magusiak and the Company (filed as Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, and incorporated herein by reference).

10(c)	Note Purchase Agreement dated June 15, 1995, between Allstate Life Insurance Company, Connecticut Mutual Life Insurance Company, C M Life Insurance Company, MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, Modern Woodmen of America, and the Company (filed as Exhibit 10 (a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(d)	Credit Agreement, in the stated amount of $75,000,000.00, dated July 14, 2000, between the Company, Bank One, Texas, National Association, Suntrust Bank, and the Lenders Party.

10(e)(1)	1988 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

Number	Description

10(e)(2)	Specimen form of Contract under the 1988 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10 (d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(f)(1)	1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to Form S-8 (No. 333-41039), and incorporated herein by reference).

10(f)(2)	Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(g)(1)	Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company’s Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(g)(2)	Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company’s Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

10(h)(1)	Specimen form of the Company’s current Franchise Agreement (filed as Exhibit 10(r)(1) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(h)(2)	Specimen form of the Company’s current Development Agreement (filed as Exhibit 10(r)(2) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(i)	Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company’s Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

23	Independent Auditors Consent of Deloitte & Touche LLP

(b) Reports on Form 8-K:

No reports on Form 8-K were filed in the fourth quarter of 2000.

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

(d) Financial Statements excluded from the annual report to shareholders by Rule 14A-3(b):

No financial statements are excluded from the annual report to the Company’s shareholders by Rule 14a-3(b).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001	CEC Entertainment, Inc.

By: /s/ Richard M. Frank Richard M. Frank Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Frank Richard M. Frank	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2001

/s/ Michael H. Magusiak Michael H. Magusiak	President and Director	March 30, 2001

/s/ Rodney Carter Rodney Carter	Executive Vice President, Chief Financial Officer and Treasurer, (Principal Financial Officer and Principal Accounting Officer)	March 30, 2001

/s/ Richard T. Huston Richard T. Huston	Director	March 30, 2001

/s/ Tim T. Morris Tim T. Morris	Director	March 30, 2001

/s/ Louis P. Neeb Louis P. Neeb	Director	March 30, 2001

/s/ Cynthia I. Pharr Cynthia I. Pharr	Director	March 30, 2001

/s/ Walter Tyree Walter Tyree	Director	March 30, 2001

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director	March 30, 2001

EXHIBIT INDEX

Exhibit
Number	Description	Page No.

10(a)	2001 Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank.	35

23	Independent Auditor’s Consent of Deloitte & Touche LLP	43