Form 10-Q
period 2001-04-01
CEC ENTERTAINMENT INC
filed 2001-05-15
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

                              (Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

Commission File Number 0-15782

CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0905805

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

4441 West Airport Freeway
Irving, Texas 75062
(Address of principal executive offices,
including zip code)

(972) 258-8507
(Registrant’s telephone number,
including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      At April 1, 2001, an aggregate of 27,683,867 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CEC ENTERTAINMENT, INC.

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands, except share amounts)

	April 1,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$8,616	$7,300

Accounts receivable	7,691	12,778

Inventories	8,968	8,436

Prepaid expenses	4,956	4,419

Deferred tax asset	1,205	1,205

Assets held for resale	2,908	4,211

Total current assets	34,344	38,349

Property and equipment, net	355,656	338,408

Notes receivable from related parties	1,893	1,526

Other assets	13,559	11,092

	$405,452	$389,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$6,106	$6,102

Accounts payable and accrued liabilities	54,751	38,616

Total current liabilities	60,857	44,718

Long-term debt, less current portion	20,584	47,030

Deferred rent	3,457	3,491

Deferred tax liability	9,401	7,708

Other liabilities	1,725	1,725

Commitments and contingencies

Redeemable preferred stock, $60 par value, redeemable for $2,888 in 2005	2,459	2,431

Shareholders’ equity:

Common stock, $.10 par value; authorized 100,000,000 shares; 34,920,773 and 34,585,454 shares issued, respectively	3,492	3,459

Capital in excess of par value	185,353	177,828

Retained earnings	200,316	175,217

Accumulated other comprehensive loss	(109)	(30)

Less treasury shares of 7,236,906 and 7,039,606, respectively, at cost	(82,083)	(74,202)

	306,969	282,272

	$405,452	$389,375

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)
(Thousands, except per share amounts)

	Three Months Ended

	April 1, 2001	April 2, 2000

Food and beverage revenues	$110,822	$93,779

Games and merchandise revenues	51,377	46,567

Franchise fees and royalties	926	942

Interest income, including related party income of $42 and $23, respectively	83	59

	163,208	141,347

Costs and expenses:

Cost of sales	68,467	61,550

Selling, general and administrative expenses	21,298	19,996

Depreciation and amortization	8,286	8,096

Interest expense	710	761

Other operating expenses	23,161	20,318

	121,922	110,721

Income before income taxes	41,286	30,626

Income taxes:

Current expense	14,409	10,750

Deferred expense	1,693	1,132

	16,102	11,882

Net income	25,184	18,744

Other comprehensive income, net of tax:

Foreign currency translation	(79)	34

Comprehensive income	$25,105	$18,778

Earnings per share:

Basic:

Net income	$.90	$.69

Weighted average shares outstanding	27,745	26,868

Diluted:

Net income	$.88	$.68

Weighted average shares outstanding	28,521	27,639

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Thousands, except per share amounts)

	Amounts	Shares

Common stock and capital in excess of par value Balance, beginning of year	$181,287	34,585

Stock options exercised	4,813	331

Net tax benefit from exercise of stock options	2,571

Stock issued under 401(k) plan	174	5

Balance, April 1, 2001	188,845	34,921

Retained earnings:

Balance, beginning of year	175,217

Net income	25,184

Redeemable preferred stock accretion	(26)

Redeemable preferred stock dividend, $1.20 per share	(59)

Balance, April 1, 2001	200,316

Accumulated other comprehensive loss:

Balance, beginning of year	(30)

Foreign currency translation	(79)

Balance, April 1, 2001	(109)

Treasury shares:

Balance, beginning of year	(74,202)	7,040

Treasury stock acquired	(7,881)	197

Balance, April 1, 2001	(82,083)	7,237

Total shareholder’s equity	$306,969

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Three Months Ended

	April 1, 2001	April 2, 2000

Operating activities:

Net income	$25,184	$18,744

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	8,286	8,096

Deferred income tax expense	1,693	1,132

Tax benefit from exercise of stock options and stock grants	2,571	66

Compensation expense under stock grant plan		190

Other	242	(6)

Net change in receivables, inventories, prepaids, payables and accrued liabilities	20,450	14,837

Cash provided by operations	58,426	43,059

Investing activities:

Purchases of property and equipment	(26,203)	(18,849)

Additions to notes receivable	(1,100)	(696)

Payments received on notes receivable	733	206

(Increase) decrease in assets held for resale and other assets	(1,068)	1,725

Cash used in investing activities	(27,638)	(17,614)

Financing activities:

Payments on debt and line of credit	(26,442)	(13,696)

Exercise of stock options	4,813	484

Redeemable preferred stock dividends	(59)	(59)

Purchase of treasury stock	(7,881)	(5,980)

Other	97	121

Cash used in financing activities	(29,472)	(19,130)

Increase in cash and cash equivalents	1,316	6,315

Cash and cash equivalents, beginning of period	7,300	2,731

Cash and cash equivalents, end of period	$8,616	$9,046

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim financial statements:

      In the opinion of management, the accompanying financial statements for the periods ended April 1, 2001 and April 2, 2000 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Results of operations for the periods ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the results for the year.

2.   Earnings per common share:

      Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended

	April 1,	April 2,
	2001	2000

Net income	$25,184	$18,744

Accretion of redeemable preferred stock	(26)	(26)

Redeemable preferred stock dividends	(59)	(59)

Adjusted income applicable to common and potential common shares	$25,099	$18,659

Basic:

Weighted average common shares outstanding	27,745	26,868

Earnings per common share	$.90	$.69

Diluted:

Weighted average common shares outstanding	27,745	26,868

Potential common shares for stock options and stock grants	776	771

Weighted average shares outstanding	28,521	27,639

Earnings per common and potential common share	$.88	$.68

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2001 Compared to First Quarter 2000

      A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2001 and 2000 is shown below.

	Three Months Ended

	April 1, 2001	April 2, 2000

Revenues	100.0%	100.0%

Costs and expenses:

Cost of sales	42.0	43.6

Selling, general and administrative	13.0	14.1

Depreciation and amortization	5.1	5.7

Interest expense	.4	.5

Other operating expenses	14.2	14.4

	74.7	78.3

Income before income taxes	25.3	21.7

Income tax expense	9.9	8.4

Net income	15.4%	13.3%

      Revenues

      Revenues increased to $163.2 million in the first quarter of 2001 from $141.3 million in the first quarter of 2000 due to an increase in the number of Company-operated restaurants and an increase of 5.9% in comparable store sales of the Company’s Chuck E. Cheese’s restaurants which were open during all of the first quarters of both 2001 and 2000. During 2000, the Company opened 31 new restaurants and closed one restaurant. During the first three months of 2001, the Company opened four new stores, acquired one restaurant from a franchisee and closed one restaurant. Menu prices increased 2.4% between the periods.

      Costs and Expenses

      Costs and expenses as a percentage of revenues decreased to 74.7% in the first quarter of 2001 from 78.3% in the first quarter of 2000.

      Cost of sales decreased as a percentage of revenues to 42.0% in the first quarter of 2001 from 43.6% in the comparable period of 2000. Cost of food, beverage, prize and merchandise items as a percentage of revenues decreased to 13.9% in the first quarter of 2001 from 14.7% in the first quarter of 2000 primarily due to the increase in menu prices which was partially offset by higher cheese costs. Store labor expenses as a percentage of store sales decreased to 25.2% in the first quarter of 2001 from 25.7% in the first quarter of 2000 primarily due to the increase in comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues decreased to 13.0% in the first quarter of 2001 from 14.1% in the first quarter of 2000 due primarily to a decrease in advertising and corporate overhead costs as a percentage of revenues.

      Depreciation and amortization expenses as a percentage of revenues decreased to 5.1% in the first quarter of 2001 from 5.7% in the first quarter of 2000 primarily due to the increase in comparable store sales and a change in selected depreciable lives. During the first quarter of 2001, the estimated remaining useful lives of certain fixed assets were changed based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $550,000 or $.01 per share after tax in the first quarter of 2001.

      Interest expense as a percentage of revenues decreased to .4% in the first quarter of 2001 from .5% in the first quarter of 2000 due to increased revenues.

      Other operating expenses decreased as a percentage of revenues to 14.2% in the first quarter of 2001 from 14.4% in the first quarter of 2000 primarily due to lower insurance costs, rent and repairs expense as a percentage of revenues which was partially offset by higher utility costs.

      The Company’s effective income tax rate was 39.0% in the first quarter of 2001 compared to 38.8% in the first quarter of 2000 primarily due to higher estimated state tax rates.

      Net Income

      The Company had net income of $25.2 million in the first quarter of 2001 compared to $18.7 million in the first quarter of 2000 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $.88 per share in the first quarter of 2001 from $.68 per share in the first quarter of 2000.

Financial Condition, Liquidity and Capital Resources

      Cash provided by operations increased to $58.4 million in the first three months of 2001 from $43.1 million in the comparable period of 2000. Cash outflows from investing activities for the first three months of 2001 were $27.6 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2001 were $29.5 million primarily related to repayment of borrowings on the Company’s line of credit and the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

      In 2001, the Company plans to add 30 to 34 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store, which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of 10 to 15 high sales volume stores in 2001, including stores which will receive an enhanced showroom package. The Company also plans to complete Phase III upgrades in approximately 100 stores this year at an average cost of approximately $210,000 to $225,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancement with ticket counting machines. During the first three months of 2001, the Company opened four new restaurants, acquired one restaurant from a franchisee, expanded one restaurant and completed Phase III upgrades in 30 restaurants. The Company currently estimates that capital expenditures in 2001, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $104 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company’s line of credit.

      Pursuant to the Company’s $25 million stock repurchase plan announced in 1999, the Company has purchased shares of its common stock at an aggregate purchase price of approximately $21.7 million as of May 15, 2001.

      The Company’s total credit facilities of $81 million consist of $6 million in term notes and a $75 million line of credit. Term notes totaling $6 million with annual principal payments of $6 million and annual interest of 10.02% mature in 2001. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of May 15, 2001, there was $21.9 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

      Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurants and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality and government regulations.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

      On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese’s, et al., Cause No. 00-08132 FMC (RZx) (“Gavarrete”), was filed in the Superior Court of the State of California in the County of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. No class of plaintiffs has been certified in this lawsuit. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. The Company believes the lawsuit is without merit and intends to vigorously defend it.

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

Item 6. Exhibits and Reports on Form 8-K.

      a) Exhibits

      10 (a) Employment Agreement dated May 8, 2001, between Michael H. Magusiak and the Company.

      b) Reports on Form 8-K

          None filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC ENTERTAINMENT, INC.

Dated: May 15, 2001	By: /s/ Rodney Carter Rodney Carter Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10(a)	Employment Agreement dated May 8, 2001, between Michael H. Magusiak and the Company.	14