Form 10-Q
period 2001-07-01
CEC ENTERTAINMENT INC
filed 2001-08-14
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2001.
          -------------

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
          _______________.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         At July 1, 2001, an aggregate of 27,886,257 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          Page

Consolidated balance sheets.............................................     3

Consolidated statements of earnings and comprehensive income............     4

Consolidated statement of shareholders' equity..........................     6

Consolidated statements of cash flows ..................................     7

Notes to consolidated financial statements..............................     8



                                                       CEC ENTERTAINMENT, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (Thousands, except share amounts)

                                                                                          July 1,         December 31,
                                                                                            2001              2000
                                                                                      ------------      -------------
                                                                                       (unaudited)
 ASSETS

  Current assets:
     Cash and cash equivalents......................................................     $  3,467          $  7,300
     Accounts receivable............................................................        5,853            12,778
     Inventories....................................................................       12,077             8,436
     Prepaid expenses...............................................................        5,106             4,419
     Deferred tax asset.............................................................        1,205             1,205
     Assets held for resale.........................................................        2,156             4,211
                                                                                        ---------         ---------
       Total current assets.........................................................       29,864            38,349
                                                                                        ---------         ---------

  Property and equipment, net.......................................................      371,912           338,408
                                                                                        ---------         ---------

  Notes receivable from related party ..............................................        1,489             1,526
                                                                                        ---------         ---------

  Other assets......................................................................       14,651            11,092
                                                                                        ---------         ---------
                                                                                        $ 417,916         $ 389,375
                                                                                        =========         =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt..............................................    $     111           $ 6,102
     Accounts payable and accrued liabilities.......................................       38,218            38,616
                                                                                        ---------         ---------
          Total current liabilities.................................................       38,329            44,718
                                                                                        ---------         ---------

  Long-term debt, less current portion..............................................       44,555            47,030
                                                                                        ---------         ---------

  Deferred rent.....................................................................        3,396             3,491
                                                                                        ---------         ---------

  Deferred tax liability............................................................       10,229             7,708
                                                                                        ---------         ---------

  Other liabilities.................................................................        1,725             1,725
                                                                                        ---------         ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,888 in 2005..........        2,486             2,431
                                                                                        ---------          ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,309,663
          and 34,585,454 shares issued, respectively ...............................        3,531             3,459
     Capital in excess of par value.................................................      191,438           177,828
     Retained earnings .............................................................      212,565           175,217
     Accumulated other comprehensive loss ..........................................          (84)              (30)
     Less treasury shares of 7,423,406 and 7,039,506, respectively, at cost.........      (90,254)          (74,202)
                                                                                        ---------         ---------
                                                                                          317,196           282,272
                                                                                        ---------         ---------
                                                                                        $ 417,916         $ 389,375
                                                                                        =========         =========

                 See notes to consolidated financial statements.


                                                       CEC ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                      AND COMPREHENSIVE INCOME
                                                            (Unaudited)
                                               (Thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                     ---------------------------------
                                                                                     July 1, 2001       July 2, 2000
                                                                                     ------------       ------------

Food and beverage revenues...................................................           $  85,693          $ 78,654
Games and merchandise revenues...............................................              40,979            39,463
Franchise fees and royalties.................................................                 694               862
Interest income, including related party income of $41 and  $26,
   respectively..............................................................                  51                54
                                                                                         --------          --------
                                                                                          127,417           119,033
                                                                                         --------          --------

Costs and expenses:
   Cost of sales.............................................................              58,215            53,915
   Selling, general and administrative expenses..............................              17,187            16,939
   Depreciation and amortization.............................................               8,303             8,122
   Interest expense..........................................................                 597               880
   Other operating expenses..................................................              22,901            19,404
                                                                                         --------          --------
                                                                                          107,203            99,260
                                                                                         --------          --------

Income before income taxes...................................................              20,214            19,773
                                                                                         --------          --------

Income taxes:
   Current expense...........................................................               7,055             6,940
   Deferred expense..........................................................                 828               732
                                                                                         --------          --------
                                                                                            7,883             7,672
                                                                                         --------          --------

Net income ..................................................................              12,331            12,101

Other comprehensive income, net of tax:
   Foreign currency translation..............................................                  25                29
                                                                                         --------          --------
Comprehensive income.........................................................            $ 12,356          $ 12,130
                                                                                         ========          ========


Earnings per share:
   Basic:
     Net income .............................................................            $    .44          $    .45
                                                                                         ========          ========
     Weighted average shares outstanding.....................................              27,945            26,768
                                                                                         ========          ========
   Diluted:
     Net income  ............................................................            $    .43          $    .44
                                                                                         ========          ========
     Weighted average shares outstanding.....................................              28,785            27,612
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



                                                        CEC ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                      AND COMPREHENSIVE INCOME
                                                            (Unaudited)
                                               (Thousands, except per share amounts)

                                                                                            Six Months Ended
                                                                                      -------------------------------
                                                                                      July 1, 2001       July 2, 2000
                                                                                      ------------       ------------
Food and beverage revenues...................................................           $ 196,515         $ 172,483
Games and merchandise revenues...............................................              92,356            86,030
Franchise fees and royalties.................................................               1,620             1,754
Interest income, including related party income of  $83 and $49,
   respectively..............................................................                 134               113
                                                                                        ---------          --------
                                                                                          290,625           260,380
                                                                                        ---------          --------

Costs and expenses:
   Cost of sales.............................................................             126,682           115,465
   Selling, general and administrative expenses..............................              38,485            36,935
   Depreciation and amortization.............................................              16,589            16,218
   Interest expense..........................................................               1,307             1,641
   Other operating expenses..................................................              46,062            39,722
                                                                                         --------          --------
                                                                                          229,125           209,981
                                                                                         --------          --------

Income before income taxes...................................................              61,500            50,399
                                                                                         --------          --------

Income taxes:
   Current expense...........................................................              21,464            17,690
   Deferred expense..........................................................               2,521             1,864
                                                                                         --------          --------
                                                                                           23,985            19,554
                                                                                         --------          --------

Net income ..................................................................              37,515            30,845

Other comprehensive income, net of tax:
   Foreign currency translation..............................................                 (54)               63
                                                                                         --------          --------
Comprehensive income.........................................................            $ 37,461          $ 30,908
                                                                                         ========          ========


Earnings per share:
   Basic:
     Net income .............................................................            $   1.34          $   1.14
                                                                                         ========           =======
     Weighted average shares outstanding.....................................              27,845            26,819
                                                                                         ========           =======
   Diluted:
     Net income  ............................................................            $   1.30          $   1.11
                                                                                         ========           =======
     Weighted average shares outstanding.....................................              28,672            27,618
                                                                                         ========           =======



                 See notes to consolidated financial statements.


                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)
                                                (Thousands, except per share amounts)


                                                                                         Amounts             Shares
                                                                                       ----------         ----------
Common stock and capital in excess of par value:
   Balance, beginning of year..............................................             $ 181,287            34,585
   Stock options exercised.................................................                 9,679               720
   Net tax benefit from exercise of stock options..........................                 3,827
   Stock issued under 401(k) plan..........................................                   176                 5
                                                                                         --------           -------
   Balance, July 1, 2001...................................................               194,969            35,310
                                                                                         --------           =======

Retained earnings:
   Balance, beginning of year..............................................               175,217
   Net income..............................................................                37,515
   Redeemable preferred stock accretion....................................                   (51)
   Redeemable preferred stock dividend, $2.40 per share....................                  (116)
                                                                                         --------
   Balance, July 1, 2001...................................................               212,565
                                                                                         --------

Accumulated other comprehensive loss:
   Balance, beginning of year..............................................                   (30)
   Foreign currency translation............................................                   (54)
                                                                                         --------
   Balance, July 1, 2001...................................................                   (84)
                                                                                         --------

Treasury shares:
   Balance, beginning of year..............................................               (74,202)            7,040
   Treasury stock acquired.................................................               (16,052)              383
                                                                                         --------           -------
   Balance, July 1, 2001...................................................               (90,254)            7,423
                                                                                         --------           =======

Total shareholder's equity.................................................             $ 317,196
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


                                                       CEC ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Thousands)


                                                                                               Six Months Ended
                                                                                       ------------------------------
                                                                                       July 1, 2001      July 2, 2000
                                                                                       ------------      ------------
Operating activities:
   Net income ...............................................................            $ 37,515          $ 30,845
   Adjustments to reconcile net income to cash provided
     by operations:
   Depreciation and amortization.............................................              16,589            16,218
   Deferred income tax expense...............................................               2,521             1,864
   Tax benefit from exercise of stock options and stock grants...............               3,827               390
   Compensation expense under stock grant plan...............................                                   380
   Other ...................................................................                  401              (117)
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................               2,496             3,124
                                                                                         --------          --------
         Cash provided by operations.........................................              63,349            52,704
                                                                                         --------          --------

Investing activities:
   Purchases of property and equipment.......................................             (51,125)          (43,224)
   Disposition of property and equipment.....................................                                   835
   Additions to notes receivable.............................................                (796)             (834)
   Payments received on notes receivable.....................................                 833               259
   (Increase) decrease in assets held for resale and other assets............              (1,265)            3,718
                                                                                         --------          --------
         Cash used in investing activities...................................             (52,353)          (39,246)
                                                                                         --------          --------

Financing activities:
   Payments on debt .........................................................              (8,466)           (7,245)
   Exercise of stock options ................................................               9,679             1,213
   Redeemable preferred stock dividends......................................                (116)             (119)
   Purchase of treasury stock ...............................................             (16,052)           (5,980)
   Other ....................................................................                 126                80
                                                                                         --------          --------
         Cash used in financing activities...................................             (14,829)          (12,051)
                                                                                         --------          --------

Increase in cash and cash equivalents .......................................              (3,833)            1,407
Cash and cash equivalents, beginning of period...............................               7,300             2,731
                                                                                         --------          --------
Cash and cash equivalents, end of period.....................................            $  3,467          $  4,138
                                                                                         ========          ========









                 See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Interim financial statements:

      In the opinion of management, the accompanying financial statements for the periods ended July 1, 2001 and July 2, 2000 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Results of operations for the periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

      Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                                    Three Months Ended         Six Months Ended
                                                                ------------------------    ----------------------
                                                                July 1,         July 2,     July 1,         July 2,
                                                                 2001          2000          2001             2000
                                                               ---------     ---------     ---------      --------
Net income ............................................        $ 12,331       $ 12,101     $ 37,515       $ 30,845
Accretion of redeemable preferred stock................             (25)           (25)        ( 51)           (51)
Redeemable preferred stock dividends...................             (57)           (60)        (116)          (119)
                                                               --------       --------     --------       --------
Adjusted income applicable to common shares............        $ 12,249       $ 12,016     $ 37,348       $ 30,675
                                                               ========       ========     ========       ========

Basic:
    Weighted average common shares outstanding.........          27,945         26,768       27,845         26,819
                                                               ========       ========     ========       ========

    Earnings per common share..........................        $    .44       $    .45     $   1.34       $   1.14
                                                               ========       ========     ========       ========

Diluted:
    Weighted average common shares outstanding.........          27,945         26,768       27,845         26,819
    Potential common shares for stock options
        and stock grants...............................             840            844          827            799
                                                               --------       --------     --------       --------
    Weighted average shares outstanding................          28,785         27,612       28,672         27,618
                                                               ========       ========     ========       ========

    Earnings per common and potential
        common share...................................        $    .43       $    .44     $   1.30       $   1.11
                                                               ========       ========     ========       ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2001 Compared to Second Quarter 2000

      A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 2001 and 2000 is shown below.

                                                         Three Months Ended
                                                  -----------------------------
                                                  July 1, 2001     July 2, 2000
                                                  ------------     ------------
      Revenues...................................       100.0%        100.0%
                                                      -------       -------
      Costs and expenses:
         Cost of sales...........................        45.7          45.4
         Selling, general and administrative.....        13.5          14.2
         Depreciation and amortization...........         6.5           6.8
         Interest expense........................          .5            .7
         Other operating expenses................        17.9          16.3
                                                      -------       -------
                                                         84.1          83.4
                                                      -------       -------
      Income before income taxes.................        15.9          16.6
      Income tax expense ........................         6.2           6.4
                                                      -------       -------
      Net income ................................         9.7%         10.2%
                                                      =======       =======

      Revenues

      Revenues increased 7.0% to $127.4 million in the second quarter of 2001 from $119.0 million in the second quarter of 2000 due primarily to an increase in the number of Company-operated restaurants. During 2000, the Company opened 31 new restaurants and closed one restaurant. During the first six months of 2001, the Company opened 13 new stores, acquired one restaurant from a franchisee and closed two restaurants. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the second quarters of 2001 and 2000 declined 1.0%. Management believes that the primary factors impacting the comparable store sales decline were unseasonably mild temperatures and lower precipitation this spring, a significant increase in receipts from children-oriented movies during the second quarter of 2001 and the soft economic environment. Menu prices increased 2.7% between the periods.

       Costs and Expenses

      Costs and expenses as a percentage of revenues increased to 84.1% in the second quarter of 2001 from 83.4% in the second quarter of 2000.

      Cost of sales increased as a percentage of revenues to 45.7% in the second quarter of 2001 from 45.4% in the comparable period of 2000. Cost of food, beverage and related supplies as a percentage of revenues increased to 13.0% in the second quarter of 2001 from 12.7% in the second quarter of 2000 primarily due to higher cheese costs which were partially offset by the increase in menu prices. Cost of games and merchandise decreased to 4.5% in the second quarter of 2001 from 5.2% in the second quarter of 2000 due primarily to adjusted prize ticket categories. Store labor expenses as a percentage of revenues increased to 28.2% in the second quarter of 2001 from 27.5% in the second quarter of 2000 primarily due to the decline in comparable store sales.

      Selling, general and administrative expenses as a percentage of revenues decreased to 13.5% in the second quarter of 2001 from 14.2% in the second quarter of 2000 due primarily to a decrease in corporate overhead costs.

      Depreciation and amortization expenses as a percentage of revenues decreased to 6.5% in the second quarter of 2001 from 6.8% in the second quarter of 2000 primarily due to a change in selected depreciable lives. During the first quarter of 2001, the estimated remaining useful lives of certain fixed assets were changed based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $550,000 or $.01 per share after income taxes in the second quarter of 2001.

      Interest expense as a percentage of revenues decreased to .5% in the second quarter of 2001 from .7% in the second quarter of 2000 due to a reduction in outstanding debt and reduced interest rates.

      Other operating expenses increased as a percentage of revenues to 17.9% in the second quarter of 2001 from 16.3% in the second quarter of 2000 primarily due to higher utility costs and the decline in comparable store sales.

      The Company's effective income tax rate was 39.0% in the second quarter of 2001 compared to 38.8% in the second quarter of 2000 primarily due to higher estimated state tax rates.

      Net Income

      The Company had net income of $12.3 million in the second quarter of 2001 compared to $12.1 million in the second quarter of 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share decreased to $.43 per share in the second quarter of 2001 from $.44 per share in the second quarter of 2000.


First Six Months of 2001 Compared to First Six Months of 2000
-------------------------------------------------------------

      A summary of the results of operations of the Company as a percentage of revenues for the first six months of 2001 and 2000 is shown below.

                                                       Six Months Ended
                                                ------------------------------
                                                July 1, 2001      July 2, 2000
                                                 -----------      ------------
      Revenue..................................     100.0%           100.0%
                                                  -------          -------
      Costs and  expenses:
          Cost of sales........................      43.6             44.3
          Selling, general and administrative..      13.2             14.2
          Depreciation and amortization........       5.7              6.2
          Interest expense.....................        .4               .6
          Other operating expenses.............      15.9             15.3
                                                  -------          -------
                                                     78.8             80.6
                                                  -------          -------
      Income before income taxes...............      21.2             19.4
      Income tax expense ......................       8.3              7.6
                                                  -------          -------
      Net income ..............................      12.9%            11.8%
                                                  =======          =======

      Revenues

      Revenues increased 11.6% to $290.6 million in the first six months of 2001 from $260.4 million in the first six months of 2000 primarily due an increase in the number of Company-operated stores and an increase of 2.7% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 2001 and 2000. During 2000, the Company opened 31 new restaurants and closed one restaurant. During the first six months of 2001, the Company opened 13 new restaurants, acquired one restaurant from a franchisee and closed two restaurants. Menu prices increased approximately 2.5% between the periods.

       Costs and Expenses

      Costs and expenses as a percentage of revenues decreased to 78.8% in the first six months of 2001 from 80.6%in the first six months of 2000.

      Cost of sales decreased as a percentage of revenues to 43.6% in the first six months of 2001 from 44.3% in the comparable period of 2000. Cost of food, beverage and related supplies as a percentage of revenues remained constant at 12.6% in both the first six months of 2001 and the first six months of 2000. The impact of higher cheese costs was largely offset by the increase in comparable store sales and the increase in menu prices. Cost of games and merchandise decreased to 4.5% in the first six months of 2001 from 5.2% in the first six months of 2000 due to adjusted prize ticket categories. Store labor expenses as a percentage of revenues remained constant at 26.5% in both the first six months of 2001 and the first six months of 2000.

      Selling, general and administrative expenses as a percentage of revenues decreased to 13.2% in the first six months of 2001 from 14.2% in the first six months of 2000 due a reduction in advertising and corporate overhead expenses as a percentage of revenues.

      Depreciation and amortization expenses as a percentage of revenues decreased to 5.7% in the first six months of 2001 from 6.2% in the first six months of 2000 primarily due to a change in selected depreciable lives. During the first quarter of 2001, the estimated remaining useful lives of certain fixed assets were changed based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $1.1 million or $.02 per share after income taxes in the first six months of 2001.

      Interest expense as a percentage of revenues was .4% in the first six months of 2001 compared to .6% in the first six months of 2000 primarily due to a reduction in debt outstanding and reduced interest rates.

      Other operating expenses increased as a percentage of revenues to 15.9% in the first six months of 2001 from 15.3% in the first six months of 2000 primarily due to an increase in utility costs.

      The Company's effective income tax rate was 39.0% in the first six months of 2001 compared to 38.8% in the first six months of 2000 primarily due to higher estimated state tax rates.

      Net Income

      The Company had net income of $37.5 million in the first six months of 2001 compared to $30.8 million in the first six months of 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 17.1% to $1.30 per share in the first six months of 2001 compared to $1.11 per share in the first six months of 2000.


Financial Condition, Liquidity and Capital Resources

      Cash provided by operations increased to $63.3 million in the first six months of 2001 from $52.7 million in the comparable period of 2000. Cash outflows from investing activities for the first six months of 2001 were $52.4 million primarily related to capital expenditures. Cash outflows from financing activities for the first six months of 2001 were $14.8 million primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

      In 2001, the Company plans to add 30 to 34 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store, which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of 7 to 10 high sales volume stores in 2001, including stores which will receive an enhanced showroom package. The Company also plans to complete Phase III upgrades in approximately 100 to 110 stores this year at an average cost of approximately $220,000 to $230,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancements with ticket counting machines. During the first six months of 2001, the Company opened thirteen new restaurants, acquired one restaurant from a franchisee, expanded 3 restaurants and completed Phase III upgrades in 55 restaurants. The Company currently estimates that capital expenditures in 2001, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $104 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

      In 1999, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. In July 2001, the Company announced completion of this plan and approval of an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million.

       The Company's credit facilities consist of a $75 million line of credit. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of August 14, 2001, there was $39.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

      Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurants and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality and government regulations.


   Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings.

          On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California of the County of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Court denied the plaintiff's motion for class certification. The Company believes the lawsuit is without merit and intends to vigorously defend it.


Item 2.  Changes in Securities.

      None to report during quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.

      None to report during quarter for which this report is filed.


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 28, 2001, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Michael H. Magusiak and Walter Tyree to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                       For             Withheld
          Michael H. Magusiak       25,916,073         195,369
          Walter Tyree              25,915,987         195,455

     Richard M. Frank,  Richard T. Huston, Tim T. Morris, Louis P. Neeb, Cynthia
I. Pharr, Walter Tyree, and Raymond E. Wooldridge's terms of office as directors of the Company continued after the meeting.


         The  shareholders  also  approved  an  amendment  to  the  Non-Employee
Directors Stock Option Plan ("Directors Plan") that: (a) extended the time period in which the options may be exercised from five (5) to seven (7) years after the options were granted, (b) extended the time period in which the options may be exercised from ninety (90) days to six (6) months after the death of an Optionee, and (c) granted a limited right for Optionees to transfer options only to his or her Immediate Family if the option contract or certificate allows for such a transfer, the Optionee obtains the Committee's prior written consent for such transfer, and the Optionee receives no consideration for such transfer. The votes cast with respect to this proposal to authorize an amendment to the Directors Plan were as follows:

              For             Against        Abstain           No Vote
           23,589,796        2,501,939        19,706                0

         The shareholders also approved an amendment to the Directors Plan that increased in the number of shares of Common Stock that would annually be issued to non-employee Directors under the Directors Plan from 2,500 to 4,000. The votes cast with respect to this proposal to authorize an amendment to the Directors Plan were as follows:

               For             Against       Abstain           No Vote
           23,562,638         2,529,685       19,118               0


         The shareholders also approved an amendment to the 1997 Non-Statutory Stock Option Plan ("Employees Plan") that: (a) extended the time period in which the options may be exercised from ten (10) business days to thirty (30) days after the termination of an Optionee's employment, (b) extended the time period in which the options may be exercised from three (3) months to six (6) months after the death of an Optionee, and (c) granted a limited right for Optionees to transfer options only to his or her Immediate Family if the option contract or certificate allows for such a transfer, the Optionee obtains the Stock Option Committee's prior written consent for such transfer, and the Optionee receives no consideration for such transfer. The votes cast with respect to this proposal to authorize an amendment to the Employees Plan were as follows:

               For              Against       Abstain           No Vote
           24,071,728          2,018,012       21,702               0

         The shareholders also approved an amendment to the Employees Plan that increased the number of shares of Common Stock which may be issued under the Employee Plan from 3,087,500 to 4,387,500. The votes cast with respect to this proposal to authorize an amendment to the Employees Plan were as follows:

              For              Against        Abstain           No Vote
           21,137,158         4,955,097        19,187               0


         The shareholders also approved an amendment to the Incentive Bonus Program ("Bonus Plan") for eligible employees of the Company (excluding Field Operators, and Training and Recruiting managers) to receive a bonus as a percentage of their gross base salary during a particular fiscal year. Under the Bonus Plan, the Compensation Committee (which administers the Bonus Plan) will establish a Target Bonus for each eligible employee no later than March 15 of the fiscal year for which the Target Bonus is determined. For 2001, the Target Bonus may range from a high of 100% of gross base salary to a low of 2% of gross base salary. For 2002 and thereafter, the Target Bonus may range from a high of 200% of gross base salary to a low of 2% of gross base salary. Bonuses will be paid in the event the Company achieves the preestablished target cash on cash return for the fiscal year. The Compensation Committee will determine the target cash on cash return for the fiscal year not later than March 15. The cash on cash return for purposes of this Bonus Plan means the fiscal year's cash flow (income before taxes plus depreciation, amortization and pre-opening expenses) minus the prior fiscal year's cash flow divided by the weighted average increase in capital expenditures (including pre-opening expenses). The employee's Bonus Potential will equal 100% of the Target Bonus established by the Compensation Committee if the Company's actual cash on cash return equals the target cash on cash return established by the Compensation Committee. If the Company exceeds the target cash on cash return, each employee's Bonus Potential will equal the employee's Target Bonus increased by an additional four percent (4%) of the Target Bonus for each one percentage point that the actual cash on cash return exceeds the target established by the Compensation Committee. If the Company fails to attain the cash on cash return established by the Compensation Committee, the Bonus Potential for each employee will equal the employee's Target Bonus decreased by four percent (4%) of the Target Bonus for each one percentage point that the actual cash on cash return falls short of the target established by the Compensation Committee. In no event will a bonus be paid if the actual cash on cash return is less than twenty percent (20%) for a particular fiscal year. The votes cast with respect to this proposal to authorize an incentive bonus program for eligible employees of the Company were as follows:

            For              Against       Abstain           No Vote
        23,126,163          2,970,733       14,546               0


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


                                        CEC ENTERTAINMENT, INC.



Dated: August 14, 2001                   By:  s/ Rodney Carter
                                            -----------------------------------
                                            Rodney Carter
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer