Form 10-Q
period 2001-10-28
CEC ENTERTAINMENT INC
filed 2001-11-13
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At  September  30,  2001,   an  aggregate  of  27,879,529   shares  of  the
registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page

Consolidated balance sheets............................................     3

Consolidated statements of earnings and comprehensive income...........     4

Consolidated statement of shareholders' equity.........................     6

Consolidated statements of cash flows .................................     7

Notes to consolidated financial statements.............................     8



                                       CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                  (Thousands, except share amounts)

                                                                          September 30,  December 31,
                                                                               2001          2000
                                                                          -------------  ------------
                                                                           (unaudited)
 ASSETS
Current assets:
   Cash and cash equivalents .............................................   $  13,234    $   7,300
   Accounts receivable ...................................................       5,669       12,778
   Inventories ...........................................................      11,407        8,436
   Prepaid expenses ......................................................       4,301        4,419
   Deferred tax asset ....................................................       1,205        1,205
   Assets held for resale ................................................                    4,211
                                                                             ---------    ---------
     Total current assets ................................................      35,816       38,349
                                                                             ---------    ---------

Property and equipment, net ..............................................     387,251      338,408
                                                                             ---------    ---------

Assets held for resale ...................................................       2,155
                                                                             ---------    ---------

Notes receivable from related party ......................................       2,912        1,526
                                                                             ---------    ---------

Other assets .............................................................      15,293       11,092
                                                                             ---------    ---------
                                                                             $ 443,427    $ 389,375
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .....................................   $     116    $   6,102
   Accounts payable and accrued liabilities ..............................      41,632       38,616
                                                                             ---------    ---------
        Total current liabilities ........................................      41,748       44,718
                                                                             ---------    ---------

Long-term debt, less current portion .....................................      44,224       47,030
                                                                             ---------    ---------

Deferred rent ............................................................       3,390        3,491
                                                                             ---------    ---------

Deferred tax liability ...................................................      16,947        7,708
                                                                             ---------    ---------

Other liabilities ........................................................       1,725        1,725
                                                                             ---------    ---------

Commitments and contingencies

Redeemable preferred stock, $60 par value, redeemable for $2,888 in 2005 .       2,460        2,431
                                                                             ---------    ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 35,267,935
        and 34,585,454 shares issued, respectively .......................       3,527        3,459
   Capital in excess of par value ........................................     191,021      177,828
   Retained earnings .....................................................     228,695      175,217
   Accumulated other comprehensive loss ..................................        (147)         (30)
   Less treasury shares of 7,388,406 and 7,039,506, respectively, at cost      (90,163)     (74,202)
                                                                             ---------    ---------
                                                                               332,933      282,272
                                                                             ---------    ---------
                                                                             $ 443,427    $ 389,375
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



                                               CEC ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                              AND COMPREHENSIVE INCOME
                                                     (Unaudited)
                                        (Thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                    -------------------------------
                                                                                    Sep. 30, 2001      Oct. 1, 2000
                                                                                    -------------      ------------
Food and beverage revenues...................................................           $  94,466          $ 85,450
Games and merchandise revenues...............................................              46,535            44,032
Franchise fees and royalties.................................................                 747               782
Interest income, including related party income of $37 and  $25,
   respectively..............................................................                  73                37
                                                                                        ---------          --------
                                                                                          141,821           130,301
                                                                                        ---------          --------

Costs and expenses:
   Cost of sales.............................................................              62,855            57,295
   Selling, general and administrative expenses..............................              18,497            17,727
   Depreciation and amortization.............................................               8,745             8,787
   Interest expense..........................................................                 410               832
   Other operating expenses..................................................              24,736            20,731
                                                                                        ---------         ---------
                                                                                          115,243           105,372
                                                                                        ---------         ---------

Income before income taxes...................................................              26,578            24,929

Income taxes.................................................................              10,365             9,672
                                                                                        ---------         ---------

Net income ..................................................................              16,213            15,257

Other comprehensive income, net of tax:
   Foreign currency translation..............................................                 (63)                7
                                                                                        ---------         ---------
Comprehensive income.........................................................           $  16,150         $  15,264
                                                                                        =========         =========


Earnings per share:
   Basic:
     Net income .............................................................           $     .58         $     .56
                                                                                        =========         =========
     Weighted average shares outstanding.....................................              27,878            27,004
                                                                                        =========         =========
   Diluted:
     Net income  ............................................................           $     .57         $     .55
                                                                                        =========         =========
     Weighted average shares outstanding.....................................              28,466            27,818
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



                                               CEC ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                               AND COMPREHENSIVE INCOME
                                                     (Unaudited)
                                        (Thousands, except per share amounts)

                                                                                              Nine Months Ended
                                                                                      ------------------------------
                                                                                      Sep. 30, 2001     Oct. 1, 2000
                                                                                      -------------     ------------
Food and beverage revenues...................................................           $ 290,981         $ 257,933
Games and merchandise revenues...............................................             138,891           130,062
Franchise fees and royalties.................................................               2,367             2,536
Interest income, including related party income of  $120 and $74,
   respectively..............................................................                 207               150
                                                                                        ---------         ---------
                                                                                          432,446           390,681
                                                                                        ---------         ---------

Costs and expenses:
   Cost of sales.............................................................             189,537           172,760
   Selling, general and administrative expenses..............................              56,982            54,662
   Depreciation and amortization.............................................              25,334            25,005
   Interest expense..........................................................               1,717             2,473
   Other operating expenses..................................................              70,798            60,453
                                                                                        ---------         ---------
                                                                                          344,368           315,353
                                                                                        ---------         ---------

Income before income taxes...................................................              88,078            75,328

Income taxes.................................................................              34,350            29,226
                                                                                        ---------         ---------

Net income ..................................................................              53,728            46,102

Other comprehensive income, net of tax:
   Foreign currency translation..............................................                (117)              (56)
                                                                                        ---------         ---------
Comprehensive income.........................................................           $  53,611         $  46,046
                                                                                        =========         =========


Earnings per share:
   Basic:
     Net income .............................................................           $    1.92         $    1.71
                                                                                        =========         =========
     Weighted average shares outstanding.....................................              27,826            26,886
                                                                                        =========         =========
   Diluted:
     Net income  ............................................................           $    1.87         $    1.66
                                                                                        =========         =========
     Weighted average shares outstanding.....................................              28,570            27,690
                                                                                        =========         =========



                 See notes to consolidated financial statements.



                                               CEC ENTERTAINMENT, INC.
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (Unaudited)
                                        (Thousands, except per share amounts)


                                                                                         Amounts           Shares
                                                                                        ---------         ---------
Common stock and capital in excess of par value:
   Balance, beginning of year..............................................             $ 181,287            34,585
   Stock options exercised.................................................                 9,804               728
   Net tax benefit from exercise of stock options..........................                 3,891
    Stock issued under 401(k) plan.........................................                   176                 5
 Treasury shares retired...................................................                  (610)              (50)
                                                                                        ---------         ---------
   Balance, September 30, 2001.............................................               194,548            35,268
                                                                                        ---------         =========

Retained earnings:
   Balance, beginning of year..............................................               175,217
   Net income..............................................................                53,728
   Redeemable preferred stock accretion....................................                   (77)
   Redeemable preferred stock dividend, $3.60 per share....................                  (173)
                                                                                        ---------
   Balance, September 30, 2001.............................................               228,695
                                                                                        ---------

Accumulated other comprehensive loss:
   Balance, beginning of year..............................................                   (30)
   Foreign currency translation............................................                  (117)
                                                                                        ---------
   Balance, September 30, 2001.............................................                  (147)
                                                                                        ---------

Treasury shares:
   Balance, beginning of year..............................................               (74,202)            7,040
   Treasury stock acquired.................................................               (16,571)              398
 Treasury shares retired...................................................                   610               (50)
                                                                                        ---------         ---------
   Balance, September 30, 2001.............................................               (90,163)            7,388
                                                                                        ---------         =========

Total shareholder's equity.................................................             $ 332,933
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


                                                CEC ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                      (Thousands)


                                                                                              Nine Months Ended
                                                                                      -------------------------------
                                                                                      Sep. 30, 2001      Oct. 1, 2000
                                                                                      -------------      ------------
Operating activities:
   Net income ...............................................................            $ 53,728          $ 46,102
   Adjustments to reconcile net income to cash provided
     by operations:
   Depreciation and amortization.............................................              25,334            25,005
   Deferred income tax expense...............................................               9,239             2,786
   Tax benefit from exercise of stock options and stock grants...............               3,891             1,431
   Compensation expense under stock grant plan...............................                                   571
   Other ...................................................................                  527              (842)
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................               7,272             4,488
                                                                                         --------          --------
         Cash provided by operations.........................................              99,991            79,541
                                                                                         --------          --------

Investing activities:
   Purchases of property and equipment.......................................             (75,511)          (64,492)
   Disposition of property and equipment.....................................                 297               835
   Additions to notes receivable.............................................              (2,561)           (1,524)
   Payments received on notes receivable.....................................               1,175               554
   (Increase) decrease in assets held for resale and other assets............              (1,736)            4,550
                                                                                         ---------         --------
         Cash used in investing activities...................................             (78,336)          (60,077)
                                                                                         ---------         --------

Financing activities:
   Payments on debt .........................................................              (8,793)           (3,849)
   Exercise of stock options ................................................               9,804             3,826
   Redeemable preferred stock dividends......................................                (173)             (178)
   Purchase of treasury stock ...............................................             (16,571)           (5,980)
   Other ....................................................................                  12                83
                                                                                         --------          --------
         Cash used in financing activities...................................             (15,721)           (6,098)
                                                                                         --------          --------

Increase in cash and cash equivalents .......................................               5,934            13,366
Cash and cash equivalents, beginning of period...............................               7,300             2,731
                                                                                         --------          --------
Cash and cash equivalents, end of period.....................................            $ 13,234          $ 16,097
                                                                                         ========          ========









                 See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended September 30, 2001 and October 1, 2000 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Results of operations for the periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the results for the year.


2.    Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                  Three Months Ended      Nine Months Ended
                                                 --------------------    --------------------
                                                 Sep. 30,     Oct. 1,    Sep. 30,     Oct. 1,
                                                   2001        2000        2001        2000
                                                 --------    --------    --------    --------
Net income ...................................   $ 16,213    $ 15,257    $ 53,728    $ 46,102
Accretion of redeemable preferred stock ......        (26)        (27)        (77)        (78)
Redeemable preferred stock dividends .........        (57)        (59)       (173)       (178)
                                                 --------    --------    --------    --------
Adjusted income applicable to common shares ..   $ 16,130    $ 15,171    $ 53,478    $ 45,846
                                                 ========    ========    ========    ========

Basic:
    Weighted average common shares outstanding     27,878      27,004      27,826      26,886
                                                 ========    ========    ========    ========

    Earnings per common share ................   $    .58    $    .56    $   1.92    $   1.71
                                                 ========    ========    ========    ========

Diluted:
    Weighted average common shares outstanding     27,878      27,004      27,826      26,886
    Potential common shares for stock options
        and stock grants .....................        588         814         744         804
                                                 --------    --------    --------    --------
    Weighted average shares outstanding ......     28,466      27,818      28,570      27,690
                                                 ========    ========    ========    ========

    Earnings per common and potential
        common share .........................   $    .57    $    .55    $   1.87    $   1.66
                                                 ========    ========    ========    ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2001 Compared to Third Quarter 2000

     A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 2001 and 2000 is shown below.

                                                 Three Months Ended
                                           ------------------------------
                                           Sep. 30, 2001     Oct. 1, 2000
                                           -------------     ------------
     Revenues .............................    100.0%           100.0%
                                               -----            -----
     Costs and expenses:
        Cost of sales .....................     44.3             44.0
        Selling, general and administrative     13.0             13.6
        Depreciation and amortization .....      6.3              6.8
        Interest expense ..................       .3               .6
        Other operating expenses ..........     17.4             15.9
                                               -----            -----
                                                81.3             80.9
                                               -----            -----
     Income before income taxes ...........     18.7             19.1
     Income tax expense ...................      7.3              7.4
                                               -----            -----
     Net income ...........................     11.4%            11.7%
                                               =====            =====

     Revenues

     Revenues increased 8.8% to $141.8 million in the third quarter of 2001 from $130.3 million in the third quarter of 2000 due primarily to an increase in the number of Company-operated restaurants. During 2000, the Company opened 31 new restaurants and closed one restaurant. During the first nine months of 2001, the Company opened 19 new stores, acquired two restaurants from franchisees and closed three restaurants. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the third quarters of 2001 and 2000 increased .5%. Menu prices increased 3.3% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 81.3% in the third quarter of 2001 from 80.9% in the third quarter of 2000.

     Cost of sales increased as a percentage of revenues to 44.3% in the third quarter of 2001 from 44.0% in the comparable period of 2000. Cost of food, beverage and related supplies as a percentage of revenues increased to 13.0% in the third quarter of 2001 from 12.9% in the third quarter of 2000 primarily due to higher cheese costs which were partially offset by the increase in menu prices. Cost of games and merchandise as a percentage of revenues decreased to 4.4% in the third quarter of 2001 from 4.8% in the third quarter of 2000 due primarily to adjusted prize ticket categories. Store labor expenses as a percentage of revenues increased to 26.9% in the third quarter of 2001 from 26.3% in the third quarter of 2000 primarily due to higher average wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 13.0% in the third quarter of 2001 from 13.6% in the third quarter of 2000 due primarily to a decrease in corporate overhead costs.

     Depreciation and amortization expenses as a percentage of revenues decreased to 6.3% in the third quarter of 2001 from 6.8% in the third quarter of 2000 primarily due to a change in selected depreciable lives. During the first quarter of 2001, the estimated remaining useful lives of certain fixed assets were changed based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $550,000 or $.01 per share after income taxes in the third quarter of 2001.

     Interest expense as a percentage of revenues decreased to .3% in the third quarter of 2001 from .6% in the third quarter of 2000 due to a reduction in outstanding debt and interest rates.

     Other operating expenses increased as a percentage of revenues to 17.4% in the third quarter of 2001 from 15.9% in the third quarter of 2000 primarily due to higher insurance costs, utility expenses and rent expense. In the third quarter of 2001 based on recent claim experience, the Company recorded additional insurance loss reserves totaling approximately $600,000.

     The Company's effective income tax rate was 39.0% in the third quarter of 2001 compared to 38.8% in the third quarter of 2000 primarily due to higher estimated state tax rates.

     Net Income

     The Company had net income of $16.2 million in the third quarter of 2001 compared to $15.3 million in the third quarter of 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.57 per share in the third quarter of 2001 from $.55 per share in the third quarter of 2000.


First Nine Months of 2001 Compared to First Nine Months of 2000
---------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 2001 and 2000 is shown below.

                                                   Nine Months Ended
                                             ------------------------------
                                             Sep. 30, 2001     Oct. 1, 2000
                                             -------------     ------------
     Revenues ..............................     100.0%           100.0%
                                                 -----            -----
     Costs and  expenses:
        Cost of sales .....................       43.7             44.2
        Selling, general and administrative       13.2             14.0
        Depreciation and amortization .....        5.9              6.4
        Interest expense ..................         .4               .6
        Other operating expenses ..........       16.4             15.5
                                                 -----            -----
                                                  79.6             80.7
                                                 -----            -----
     Income before income taxes ............      20.4             19.3
     Income tax expense ....................       7.9              7.5
                                                 -----            -----
     Net income ............................      12.5%            11.8%
                                                 =====            =====

     Revenues

     Revenues increased 10.7% to $432.4 million in the first nine months of 2001 from $390.7 million in the first nine months of 2000 primarily due an increase in the number of Company-operated restaurants and an increase of 2.0% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first nine months of both 2001 and 2000. During 2000, the Company opened 31 new restaurants and closed one restaurant. During the first nine months of 2001, the Company opened 19 new restaurants, acquired two restaurants from franchisees and closed three restaurants. Menu prices increased approximately 2.8% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 79.6% in the first nine months of 2001 from 80.7%in the first nine months of 2000.

     Cost of sales decreased as a percentage of revenues to 43.7% in the first nine months of 2001 from 44.2% in the comparable period of 2000. Cost of food, beverage and related supplies as a percentage of revenues increased slightly to 12.8% in the first nine months of 2001 compared to 12.7% in the first nine months of 2000. The impact of higher cheese costs was largely offset by the increase in comparable store sales and the increase in menu prices. Cost of games and merchandise decreased to 4.4% in the first nine months of 2001 from 5.1% in the first nine months of 2000 due to adjusted prize ticket categories. Store labor expenses as a percentage of revenues increased to 26.5% in the first nine months of 2001 from 26.4% in the first nine months of 2000 due to higher minimum wage requirements in several states.

     Selling, general and administrative expenses as a percentage of revenues decreased to 13.2% in the first nine months of 2001 from 14.0% in the first nine months of 2000 due a reduction in corporate overhead expenses.

     Depreciation and amortization expenses as a percentage of revenues decreased to 5.9% in the first nine months of 2001 from 6.4% in the first nine months of 2000 primarily due to a change in selected depreciable lives. During the first quarter of 2001, the estimated remaining useful lives of certain fixed assets were changed based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $1.6 million or $.03 per share after income taxes in the first nine months of 2001.

     Interest expense as a percentage of revenues was .4% in the first nine months of 2001 compared to .6% in the first nine months of 2000 primarily due to a reduction in debt outstanding and interest rates.

     Other operating expenses increased as a percentage of revenues to 16.4% in the first nine months of 2001 from 15.5% in the first nine months of 2000 primarily due to higher insurance costs, utility expenses and rent expense.

     The Company's effective income tax rate was 39.0% in the first nine months of 2001 compared to 38.8% in the first nine months of 2000 primarily due to higher estimated state tax rates.

     Net Income

     The Company had net income of $53.7 million in the first nine months of 2001 compared to $46.1 million in the first nine months of 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 12.7% to $1.87 per share in the first nine months of 2001 compared to $1.66 per share in the first nine months of 2000.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $100.0 million in the first nine months of 2001 from $79.5 million in the comparable period of 2000. Cash outflows from investing activities for the first nine months of 2001 were $78.3 million primarily related to capital expenditures. Cash outflows from financing activities for the first nine months of 2001 were $15.7 million primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock net of proceeds from the exercise of stock options. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2001, the Company plans to add 30 to 34 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $1.8 million per store, which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of 6 to 7 high sales volume stores in 2001, including stores which will receive an enhanced showroom package. The Company also plans to complete Phase III upgrades in approximately 100 to 110 stores this year at an average cost of approximately $220,000 to $230,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancements with ticket counting machines. During the first nine months of 2001, the Company opened 19 new restaurants, acquired two restaurants from franchisees, expanded 5 restaurants and completed Phase III upgrades in 81 restaurants. The Company currently estimates that capital expenditures in 2001, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $105 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

     In 1999, the Company announced that it planned to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. In July 2001, the Company announced completion of this plan and approval of an additional plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. As of November 9, 2001, the Company has purchased shares of its common stock at an aggregate purchase price of approximately $2.5 million.

     The Company's credit facilities consist of a $75 million line of credit. Interest under the $75 million line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of November 9, 2001, there was $36.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

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

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's et al., Cause No., 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California of the county of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Court denied the Plaintiff's motion for class certification. On October 15, 2001, Plaintiff filed a motion to amend the complaint requesting the addition of a second party to the lawsuit. On November 2, 2001, the Court granted Plaintiff's motion to amend. The Company believes the lawsuit is without merit and intends to vigorously defend it.

Item 2.  Changes in Securities.

     None to report during the quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.

     None to report during the quarter for which this report is filed.


Item 4.  Other Information.

     None to report during the quarter for which this report is filed.


Item 5.  Exhibits and Reports on Form 8-K.

     a) Exhibits

          None.

     b) Reports on Form 8-K

          None filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CEC ENTERTAINMENT, INC.



Dated: November 13, 2001        By:   s/ Rodney Carter
                                   ------------------------------------
                                     Rodney Carter
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer