Form 10-K
period 2001-12-30
CEC ENTERTAINMENT INC
filed 2002-03-14
CIK 813920

FORM 10-K

(Mark One)

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2001.

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission File Number 0-15782

                             CEC ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                  Kansas                                    48-0905805
        (State or jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                    Identification No.)

          4441 West Airport Freeway
          Irving, Texas                                        75062
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     At February 11, 2002, an aggregate of 27,798,942 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on February 8, 2002) held by non-affiliates of the registrant was $1,172,898,589.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 2002 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                    P A R T  I


Item 1.   Business

General

     CEC Entertainment, Inc. (the "Company"), was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

     The Company operated,  as of February 11, 2002, 353 Chuck E. Cheese's Pizza
(R) ("Chuck E. Cheese's") restaurants. In addition, as of February 11, 2002, franchisees of the Company operated 52 Chuck E. Cheese's restaurants.


Chuck E. Cheese's Restaurants

Business Development

     Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, sandwiches, appetizers and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

     The Company and its franchisees operate in a total of 46 states. The Company owns and operates Chuck E. Cheese's restaurants in 39 states and Canada. See "Item 2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes franchised restaurants).

                                               2001          2000          1999
                                               ----          ----          ----
Average annual revenues
     per restaurant (1)                   $1,634,000    $1,576,000    $1,531,000

Number of restaurants open at end
     of period                                   350           324           294

Percent of total restaurant revenues:
     Food and beverage sales                   68.0%         66.8%         64.8%
     Game sales                                29.5%         30.4%         32.4%
     Merchandise sales                          2.5%          2.8%          2.8%

-------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (275, 254 and 243 restaurants in 2001, 2000 and 1999, respectively). All fiscal years presented consisted of 52 weeks.

     The revenues from Chuck E. Cheese's restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

     Each Chuck E. Cheese's restaurant generally employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom only work part-time.

     To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 2000, the Company initiated a Phase III upgrade program which generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, and prize area enhancements with ticket counting machines. The Company completed Phase III upgrades in 28 and 105 restaurants in 2000 and 2001, respectively and plans to complete Phase III upgrades in 110 - 120 restaurants in 2002.

     The Company has expanded the customer areas of 84 existing stores since 1995, including stores with increased seating capacity due to an enhanced showroom package. In 2001, the Company expanded a total of seven stores. The Company plans to continue its strategy of expanding the customer areas and seating capacity of selected existing restaurants in 2002. The customer area of expanded stores, other than stores with increased seating capacity due to an enhanced showroom package, is typically increased by an average of 1,000 to 4,000 square feet per store.

     The Company has added 30, 31 and 24 Company-operated Chuck E. Cheese's restaurants in 2001, 2000 and 1999, respectively, including restaurants acquired from franchisees. The Company anticipates adding approximately 32 to 36 new restaurants in 2002 through a combination of new restaurants and the acquisition of existing franchise restaurants. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

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

     Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, a toddler play area, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling ("SkyTubes") or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's customer area. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. These tokens are used to play the games and rides in the playroom.

Food and Beverage Products

     Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar, sandwiches, appetizers and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

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

Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At February 11, 2002, 52 Chuck E. Cheese's restaurants were operated by a total of 33 different franchisees, as compared to 54 of such restaurants at February 11, 2001. Except for previously approved expansion rights to open three franchised restaurants, the Company is not granting additional United States franchises. In 1998, the Company sold franchise rights to open international franchise restaurants in Saudi Arabia, Egypt and Lebanon. As of February 11, 2002, one restaurant has opened in Jeddah, Saudi Arabia.

     The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2002.

     The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 2.65% of gross sales; and (iii) to the Entertainment Fund [an independent fund established and managed by such Association to further develop and improve entertainment attractions] an amount equal to 0.2% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 1% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits which may be incurred by the Association.

     The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the "Association"), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese's restaurants, to serve as an advisory council to CEC Entertainment, Inc. and to plan and approve contributions to and expenditures from the Advertising Fund and the Entertainment Fund. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five (5) members appointed by the Company and five (5) members elected by the franchisees.

Competition

     The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant / entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

     The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that the principal competitive factors affecting Chuck E. Cheese's restaurants are established brand recognition, the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

TJ Hartford's

     In 2001, the Company opened a full service casual dining restaurant named TJ Hartford's Sports Grille aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages in a relaxed upscale entertaining atmosphere. The Company currently plans to open another similar restaurant during 2002.

Trademarks

     The Company, through a wholly owned subsidiary, owns various trademarks, including "Chuck E. Cheese" and "T.J. Hartford's" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.

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


Employees

     The Company's employment varies seasonally, with the greatest number being employed during the summer months. On February 11, 2002, the Company employed approximately 21,400 employees, including 21,011 in the operation of Chuck E. Cheese's restaurants and 389 employed by the Company in the Company's executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of February 11, 2002.

                                                     Chuck E.
              Domestic                               Cheese's
              ----------                             --------

              Alabama                                      5
              Arkansas                                     4
              California                                  54
              Colorado                                     6
              Connecticut                                  6
              Delaware                                     1
              Florida                                     22
              Georgia                                     13
              Idaho                                        1
              Illinois                                    19
              Indiana                                      8
              Iowa                                         4
              Kansas                                       3
              Kentucky                                     2
              Louisiana                                    6
              Maryland                                    10
              Massachusetts                               11
              Michigan                                    14
              Minnesota                                    5
              Mississippi                                  1
              Missouri                                     7
              Nevada                                       3
              Nebraska                                     2
              New Hampshire                                2
              New Jersey                                  14
              New Mexico                                   1
              New York                                    12
              North Carolina                               5
              Ohio                                        17
              Oklahoma                                     3
              Pennsylvania                                14
              Rhode Island                                 1
              South Carolina                               4
              South Dakota                                 1
              Tennessee                                    8
              Texas                                       42
              Virginia                                    10
              Washington                                   1
              Wisconsin                                    8
                                                        ----
                                                         350
                                                        ----
              International
              -------------

              Canada                                       3
                                                        ----
                                                         353
                                                        ====

     Of the 353 Chuck E. Cheese's restaurants owned by the Company as of February 11, 2002, 314 occupy leased premises and 39 occupy owned premises. The leases of these restaurants will expire at various times from 2002 to 2028, as described in the table below.


       Year of                      Number of             Range of Renewal
      Expiration                   Restaurants             Options (Years)
      ----------                   -----------             ---------------


        2002                             36                  None to  5
        2003                             60                  None to 15
        2004                             28                  None to 10
        2005                             23                  None to 15
        2006 and thereafter             167                  None to 20


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


Item 3.    Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's , et. al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California in the County of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Court denied the Plaintiff's motion for class certification. On October 15, 2001, Plaintiff filed a motion to amend the complaint requesting the addition of a second party to the lawsuit. On November 2, 2001, the Court granted Plaintiffs motion to amend. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.


Item  4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                   P A R T I I


Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     As of February 11, 2002, there were an aggregate of 27,798,942 shares of the Company's Common Stock outstanding and approximately 3,290 stockholders of record.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CEC". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:


                                             High                  Low

      2001
                - 1st  quarter             $ 44.42               $ 30.31
                - 2nd quarter                55.50                 39.75
                - 3rd quarter                49.49                 30.70
                - 4th quarter                44.79                 31.95


      2000
                - 1st  quarter             $ 28.81               $ 19.50
                - 2nd quarter                31.19                 22.38
                - 3rd quarter                32.25                 25.25
                - 4th quarter                36.00                 29.31




     The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 30, 2001 in the amount of $1.20 per share will be paid on March 29,2002.

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

Item 6.  Selected Financial Data.

                                                              2001         2000         1999         1998         1997
                                                             ------       ------       ------       ------       ------
                                                                    (Thousands, except per share and store data)
Operating results (1):

Revenues .................................................  $562,227     $506,111     $440,904     $379,427     $350,267
Costs and expenses........................................   457,023      415,377      368,578      324,395      307,558
                                                            --------     --------     --------     --------     --------
Income before income taxes   .............................   105,204       90,734       72,326       55,032       42,709

Income taxes..............................................    41,029       35,379       27,954       21,302       17,212
                                                            --------     --------     --------     --------     --------

Net income................................................  $ 64,175     $ 55,355     $ 44,372     $ 33,730     $ 25,497
                                                            ========     ========     ========     ========     ========

Per Share (2):
   Basic:
     Net income  .........................................  $   2.30     $   2.04     $   1.63     $   1.23     $    .91
   Weighted average shares outstanding....................    27,816       26,999       27,004       27,093       27,603

   Diluted:
     Net income ..........................................  $   2.24     $   1.98     $   1.58     $   1.20     $    .89
     Weighted average shares outstanding..................    28,514       27,839       27,922       27,810       28,226

Cash flow data:
   Cash provided by operations............................  $119,497     $ 94,085     $ 78,528     $ 68,614     $ 69,478
   Cash used in investing activities......................  (108,807)     (85,933)    (100,344)     (65,622)     (43,805)
   Cash provided by (used in) financing activities........   (14,308)      (3,583)      21,337       (7,057)     (21,800)

Balance sheet data:
   Total assets...........................................  $459,485     $389,375     $325,168     $252,228     $226,368
   Long-term obligations (including current portion
     and redeemable preferred stock)......................    59,285       57,288       63,369       31,911       30,713
   Shareholders' equity...................................   337,236      282,272      221,228      183,949      155,938

Number of restaurants at year end:
     Company operated.....................................       350          324          294          271          249
     Franchise............................................        52           55           55           54           63
                                                            --------     --------     --------     --------     --------
                                                                 402          379          349          325          312
                                                            ========     ========     ========     ========     ========

----------------------

(1) Fiscal year 1997 was 53 weeks in length while all other fiscal years presented were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                     2001     2000     1999
                                                    ------   ------   ------
    Revenues ....................................   100.0%   100.0%   100.0%
                                                    ------   ------   ------
    Costs and expenses:
        Cost of sales............................    44.5%    44.6%    45.1%
        Selling, general and administrative......    13.4%    14.2%    14.9%
        Depreciation and amortization............     6.1%     6.6%     7.0%
        Interest expense.........................      .4%      .7%      .5%
        Other operating expenses.................    16.9%    16.0%    16.1%
                                                    ------   ------   ------
                                                     81.3%    82.1%    83.6%
                                                    ------   ------   ------
    Income before income taxes...................    18.7%    17.9%    16.4%
                                                    ======   ======   ======


     2001 Compared to 2000

     Revenues

     Revenues increased 11.1% to $562.2 million in 2001 from $506.1 million in 2000 primarily due to new restaurants and an increase of 2.6% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 2001 and 2000 ("comparable store sales"). The Company opened 28 new restaurants, acquired two restaurants from franchisees and closed four restaurants in 2001. The Company completed Phase III upgrades in 28 restaurants in 2000 and 105 restaurants in 2001. Average annual revenues per restaurant increased to approximately $1,634,000 in 2001 from approximately $1,576,000 in 2000. Menu prices increased 2.8% between the two years.

     Revenues from franchise fees and royalties were $3.2 million in 2001 compared to $3.3 million in 2000 primarily due to the closing of two franchise restaurants and the acquisition of two franchise restaurants by the Company during 2001. One new franchise restaurant opened during 2001. Franchise comparable store sales increased 3.9% in 2001.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.3% in 2001 from 82.1% in 2000.

     Cost of sales as a percentage of revenues decreased to 44.5% in 2001 from 44.6% in 2000. Cost of food, beverage, and related supplies as a percentage of revenues increased slightly to 12.8% in 2001 from 12.7% in 2000. The impact of higher cheese costs was largely offset by the increase in menu prices. Cost of games and merchandise decreased to 4.4% in 2001 from 5.0% in 2000 due to adjusted ticket price categories. Restaurant labor expenses as a percentage of revenues increased slightly to 27.3% in 2001from 26.9% in 2000 primarily due to higher average wage rates.

     Selling, general and administrative expenses as a percentage of revenues declined to 13.4% in 2001 from 14.2% in 2000 primarily due to a reduction in corporate overhead expenses.

     Depreciation and amortization expense as a percentage of revenues declined to 6.1% in 2001 from 6.6% in 2000 primarily due to a change in selected depreciable lives. At the beginning of 2001, the estimated useful lives of certain fixed asset categories were changed prospectively based on a review of historical asset utilization. This change in estimate resulted in a reduction of depreciation expense of approximately $2.1 million or $.05 per diluted share after income taxes in 2001.

     Interest expense as a percentage of revenues was .4% in 2001 compared to ..7% in 2000 primarily due to a reduction in interest rates.

     Other operating expenses increased as a percentage of revenues to 16.9% in 2001 from 16.0% in 2000 primarily due to higher insurance costs and utility expenses. Based on an ongoing review of insurance loss claims, the Company recognized an additional $3.1 million in insurance expense in 2001.

     The Company's effective income tax rate was 39.0% in both 2001 and 2000.

     Net Income

     The Company had net income of $64.2 million in 2001 compared to $55.4 million in 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $2.24 per share in 2001 compared to $1.98 per share in 2000.


     2000 Compared to 1999

     Revenues

     Revenues increased 14.8% to $506.1 million in 2000 from $440.9 million in 1999 primarily due to new restaurants and an increase of 2.3% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 2000 and 1999 ("comparable store sales"). The Company opened 31 new restaurants and closed one restaurant in 2000. Average annual revenues per restaurant increased to approximately $1,576,000 in 2000 from approximately $1,531,000 in 1999. Menu prices increased 1.9% between the two years.

     Revenues from franchise fees and royalties were $3.3 million in 2000 compared to $3.2 million in 1999 primarily due to a 4.4% increase in comparable franchise store sales. During 2000, one new franchise restaurants opened and one franchise restaurant was closed.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 82.1% in 2000 from 83.6% in 1999.

     Cost of sales as a percentage of revenues decreased to 44.6% in 2000 from 45.1% in 1999. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 12.7% in 2000 from 13.2% in 1999 primarily due to a decrease in cheese costs and an increase in menu prices. Cost of games and merchandise decreased to 5.0% in 2000 from 5.3% in 1999 due to adjusted prize ticket categories. Restaurant labor expenses as a percentage of revenues increased slightly to 26.9% in 2000 from 26.6% in 1999 primarily due to wage increases and new store staffing.

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

     Interest expense as a percentage of revenues was .7% in 2000 compared to ..5% in 1999. During the twelve months ended July 2000, interest expense on incremental debt incurred to finance assets held for resale was allocated to the basis of such assets.

     Other operating expenses decreased as a percentage of revenues to 16.0% in 2000 from 16.1% in 1999 primarily due to the increase in comparable store sales and leveraging of fixed costs with higher revenues.

     The Company's effective income tax rate was 39.0% in 2000 compared to 38.7% in 1999 primarily due to higher estimated state tax rates.

     Net Income

     The Company had net income of $55.4 million in 2000 compared to $44.4 million in 1999 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.98 per share in 2000 compared $1.58 per share in 1999.


     Significant Accounting Policies and Estimates

     In preparing the Company's financial statements, management is required to make ongoing estimates and judgments based on the information available. Management believes the following critical accounting policies require the most significant estimates and judgments.

     The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self insurance retention programs, including reported losses in the process of settlement and unreported losses incurred but not reported. The estimate is based on loss development factors developed through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which the differences are identified . Significant increases in insurance losses could have a material adverse impact on future operating results.

     The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis, unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.


     Inflation

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


     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $119.5 million in 2001 from $94.1 million in 2000. Cash outflow from investing activities for 2001 was $108.8 million primarily related to capital expenditures. Cash outflow from financing activities in 2001 was $14.3 million primarily related to repurchase of the Company's common stock net of proceeds from the exercise of stock options. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2002, the Company plans to add 32 to 36 stores including new stores and the acquisition of existing stores from franchisees. The Company currently anticipates its cost of opening new stores to average approximately $2.0 million per store which will vary depending upon many factors including the size of the store and whether the store is an in-line or free-standing building. In addition to such new store openings, the Company plans to expand the seating capacity of two to four high sales volume stores in 2002. The Company also plans to complete Phase III upgrades in 110 to 120 stores at an average cost of approximately $205,000 to $215,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. During 2001, the Company opened 28 new restaurants, expanded the customer area of seven restaurants and completed Phase III upgrades in 105 restaurants. The Company currently estimates that capital expenditures in 2002, including expenditures for new store openings, existing store expansions and equipment investments, will be $105 to $110 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     Beginning in 1993, the Company has repurchased shares of the Company's common stock on the open market at an aggregate purchase price of $92.5 million. In July 2001, the Company announced a plan to purchase additional shares of the Company's common stock at an aggregate purchase price of up to $25 million. As of February 11, 2002, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $7.6 million.

     The Company's credit facility consists of a $75 million revolving line of credit which matures in 2003. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of February 11, 2002, there was $41.2 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the term of the loan agreement.

     The following are contractual cash obligations of the Company as of December 30, 2001:

                                                                  Cash Obligations due by Year
                                             ---------------------------------------------------------------------
                                               Total        2002        2003        2004        2005    Thereafter
                                               -----        ----        ----        ----        ----    ----------
    Operating leases...................      $277,118    $ 44,370    $ 38,632    $ 33,734    $ 29,914    $130,468
    Revolving line of credit...........        51,450                  51,450
    Capital lease obligations..........           841         214         214         214         199
    Redeemable preferred stock.........         2,822                                           2,822
                                             --------    --------    --------    --------    --------    --------
                                             $332,231    $ 44,584    $ 90,296    $ 33,948    $ 32,935    $130,468
                                             ========    ========    ========    ========    ========    ========

     In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $8.4 million as of December 30, 2001 will be paid as follows:
$3.6 million to be paid in 2002 and the remainder paid over the six year period from 2003 - 2008.

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity and labor costs.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8. Financial Statements and Supplementary Data


                             CEC ENTERTAINMENT, INC.
                YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000
                               AND JANUARY 2, 2000

                                    CONTENTS






                                                                         Page
                                                                         ----
Independent auditors' report...........................................   15
Consolidated financial statements:
     Consolidated balance sheets.......................................   16
     Consolidated statements of earnings and comprehensive income......   17
     Consolidated statements of shareholders' equity...................   18
     Consolidated statements of cash flows.............................   19
     Notes to consolidated financial statements........................   20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.







/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 8, 2002

                                                    CEC ENTERTAINMENT, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                (Thousands, except share data)

                                                                                                  December 30,   December 31,
                                                                                                      2001           2000
                                                                                                  ------------   ------------
     ASSETS

     Current assets:
        Cash and cash equivalents............................................................      $   3,682      $   7,300
        Accounts receivable..................................................................         11,603         12,778
        Inventories..........................................................................          9,556          8,436
        Prepaid expenses.....................................................................          4,794          4,419
        Deferred tax asset...................................................................          1,234          1,205
        Assets held for resale...............................................................                         4,211
                                                                                                   ---------      ---------
           Total current assets..............................................................         30,869         38,349
                                                                                                   ---------      ---------
     Property and equipment, net.............................................................        423,267        348,513
                                                                                                   ---------      ---------

     Other assets:
        Assets held for resale...............................................................          2,231
        Notes receivable from related parties................................................          2,055          1,526
        Other ...............................................................................          1,063            987
                                                                                                   ---------      ---------
                                                                                                       5,349          2,513
                                                                                                   ---------      ---------
                                                                                                   $ 459,485      $ 389,375
                                                                                                   =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Current portion of long-term debt....................................................      $     121      $   6,102
        Accounts payable and accrued liabilities............................................          39,738         38,616
                                                                                                   ---------      ---------
           Total current liabilities.........................................................         39,859         44,718
                                                                                                   ---------      ---------
     Long-term debt, less current portion....................................................         51,942         47,030
                                                                                                   ---------      ---------
     Deferred rent...........................................................................          3,401          3,491
                                                                                                   ---------      ---------
     Deferred tax liability..................................................................         19,825          7,708
                                                                                                   ---------      ---------
     Other accrued liabilities...............................................................          4,750          1,725
                                                                                                   ---------      ---------
     Commitments and contingencies
     Redeemable preferred stock, $60 par value, redeemable for
        $2,822 in 2005 ......................................................................          2,472          2,431
                                                                                                   ---------      ---------

     Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000 shares;
          35,325,273 and 34,585,454 shares issued, respectively .............................          3,533          3,459
        Capital in excess of par value.......................................................        192,041        177,828
        Retained earnings ...................................................................        239,070        175,217
        Accumulated other comprehensive loss.................................................           (178)           (30)
        Less treasury shares of 7,586,106 and 7,039,506, respectively, at cost...............        (97,230)       (74,202)
                                                                                                   ---------      ---------
                                                                                                     337,236        282,272
                                                                                                   ---------      ---------
                                                                                                   $ 459,485      $ 389,375
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

                                                   CEC ENTERTAINMENT, INC.
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                  AND COMPREHENSIVE INCOME
                                             (Thousands, except per share data)

                                                                                                    Fiscal Year
                                                                                        -----------------------------------
                                                                                           2001         2000         1999
                                                                                          ------       ------       ------
Food and beverage revenues..........................................................    $ 380,014    $ 336,062    $ 283,951
Games and merchandise revenues......................................................      178,766      166,566      153,630
Franchise fees and royalties........................................................        3,173        3,252        3,164
Interest income, including related party income
    of $181, $105 and $63, respectively ............................................          274          231          159
                                                                                        ---------    ---------    ---------
                                                                                          562,227      506,111      440,904
                                                                                        ---------    ---------    ---------
Costs and expenses:
     Cost of sales..................................................................      250,138      225,748      198,922
     Selling, general and administrative expenses...................................       75,275       71,944       65,706
     Depreciation and amortization..................................................       34,397       33,410       30,963
     Interest expense...............................................................        2,036        3,546        2,195
     Other operating expenses.......................................................       95,177       80,729       70,792
                                                                                        ---------    ---------    ---------
                                                                                          457,023      415,377      368,578
                                                                                        ---------    ---------    ---------

Income before income taxes..........................................................      105,204       90,734       72,326

Income  taxes    ...................................................................       41,029       35,379       27,954
                                                                                        ---------    ---------    ---------

Net income..........................................................................       64,175       55,355       44,372

Other comprehensive income (loss), net of tax:
Foreign currency translation........................................................         (148)         (72)          36
                                                                                        ---------    ---------    ---------
Comprehensive income................................................................    $  64,027    $  55,283    $  44,408
                                                                                        =========    =========    =========

Earnings per share:
Basic:
     Net income  ...................................................................    $    2.30    $    2.04    $    1.63
                                                                                        =========    =========    =========
     Weighted average shares outstanding............................................       27,816       26,999       27,004
                                                                                        =========    =========    =========

Diluted:
     Net income  ...................................................................    $    2.24    $    1.98    $    1.58
                                                                                        =========    =========    =========
     Weighted average shares outstanding............................................       28,514       27,839       27,922
                                                                                        =========    =========    =========



                                       See notes to consolidated financial statements.


                                                   CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (Thousands, except per share data)


                                                            Fiscal Year - Amounts                  Fiscal Year-Shares
                                                     -----------------------------------      -----------------------------
                                                        2001         2000         1999          2001       2000       1999
                                                        ----         ----         ----          ----       ----       ----

     Common stock and capital in excess of par value:
        Balance, beginning of year...............    $ 181,287    $ 169,973    $ 165,332       34,585     33,791     33,398
        Stock options exercised..................       10,547        8,727        2,680          785        789        386
        Tax benefit from exercise
          of stock options and stock grants......        4,174        2,432        1,842
        Stock issued under 401(k) plan...........          176          155          142            5          5          8
        Treasury stock retired and
          reserved for 401(k) plan...............         (610)                                   (50)
        Other....................................                                    (23)                                (1)
                                                     ---------    ---------    ---------      -------    -------    -------
        Balance, end of year.....................      195,574      181,287      169,973       35,325     34,585     33,791
                                                     ---------    ---------    ---------      =======    =======    =======

     Retained earnings:
        Balance, beginning of year...............      175,217      120,194       76,157
        Net income...............................       64,175       55,355       44,372
        Redeemable preferred stock accretion.....          (91)        (100)        (101)
        Redeemable preferred stock
          dividend, $4.80 per share..............         (231)        (232)        (234)
                                                     ---------    ---------    ---------
        Balance, end of year.....................      239,070      175,217      120,194
                                                     ---------    ---------    ---------

     Deferred compensation:
        Balance, beginning of year...............                      (759)      (1,520)
        Amortization of deferred compensation....                       759          761
                                                                  ---------    ---------
        Balance, end of year.....................                                   (759)
                                                                  ---------    ---------

     Accumulated other comprehensive income:
        Balance, beginning of year...............          (30)          42            6
        Foreign currency translation.............         (148)         (72)          36
                                                     ---------    ---------    ---------
        Balance, end of year.....................         (178)         (30)          42
                                                     ---------    ---------    ---------

     Treasury shares:
        Balance, beginning of year...............      (74,202)     (68,222)     (56,026)       7,040      6,778      6,352
        Treasury stock acquired..................      (23,638)      (5,980)     (12,196)         596        262        426
        Treasury stock retired and
           reserved for 401(k) plan..............          610                                    (50)
                                                     ---------    ---------    ---------      -------    -------    -------
        Balance, end of year.....................      (97,230)     (74,202)     (68,222)       7,586      7,040      6,778
                                                     ---------    ---------    ---------      =======    =======    =======

     Total shareholders' equity..................    $ 337,236    $ 282,272    $ 221,228
                                                     =========    =========    =========





                                       See notes to consolidated financial statements.

                                                   CEC ENTERTAINMENT, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Thousands)

                                                                                                   Fiscal Year
                                                                                       ----------------------------------
                                                                                          2001         2000         1999
                                                                                          ----         ----         ----

Operating activities:
Net income........................................................................     $ 64,175     $ 55,355     $ 44,372
Adjustments to reconcile net income to cash provided by
 operations:
   Depreciation and amortization .................................................       34,397       33,410       30,963
   Deferred income tax expense ...................................................       12,088        5,112        3,147
   Tax benefit from exercise of stock options and stock grants ...................        4,174        2,432        1,842
   Compensation expense under stock grant plan....................................                       759          761
   Other..........................................................................          836         (752)         466
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities..........................................................        3,827       (2,231)      (3,023)
                                                                                       --------     --------     --------
      Cash provided by operations.................................................      119,497       94,085       78,528
                                                                                       --------     --------     --------

Investing activities:
   Purchases of property and equipment............................................     (111,202)     (95,076)     (86,759)
   Proceeds from dispositions of property and equipment...........................          297          835
   Payments received on notes receivable..........................................        2,677          826        1,327
   Additions to notes receivable..................................................       (3,206)      (1,854)      (1,410)
   Change in other assets.........................................................          647          327         (432)
   Sale (purchase) of assets held for resale......................................        1,980        9,009      (13,070)
                                                                                       --------     --------     --------
      Cash used in investing activities...........................................     (108,807)     (85,933)    (100,344)
                                                                                       --------     --------     --------

Financing activities:
   Proceeds from debt and line of credit..........................................       37,100       36,098       51,270
   Payments on debt and line of credit............................................      (38,169)     (42,262)     (20,279)
   Redeemable preferred stock dividends...........................................         (231)        (233)        (234)
   Acquisition of treasury stock.................................................       (23,638)      (5,980)     (12,196)
   Exercise of stock options......................................................       10,547        8,727        2,680
   Other..........................................................................           83           67           96
                                                                                       --------     --------     --------
      Cash provided by (used in) financing activities.............................      (14,308)      (3,583)      21,337
                                                                                       --------     --------     --------

Increase (decrease) in cash and cash equivalents..................................       (3,618)       4,569         (479)
Cash and cash equivalents, beginning of year......................................        7,300        2,731        3,210
                                                                                       --------     --------     --------
Cash and cash equivalents, end of year............................................     $  3,682     $  7,300     $  2,731
                                                                                       ========     ========     ========








                                       See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of significant accounting policies:

     Operations: CEC Entertainment, Inc. (the "Company") operates and franchises family restaurant/entertainment centers as Chuck E. Cheese's restaurants.

     Fiscal year: The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2001, 2000 and 1999 are for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Fiscal years 2001, 2000 and 1999 each consisted of 52 weeks.

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

     Property and equipment, depreciation and amortization: Property and equipment are stated at cost, net of accumulated depreciation and amortization. At the beginning of 2001, the estimated useful lives of certain fixed asset categories were changed prospectively based on a review of historical asset utilization. This change in estimate reduced depreciation expense by approximately $2.1 million or $.05 per diluted share after income taxes in 2001. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to 20 years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally ranging from 10 to 20 years. All preopening costs are expensed as incurred.

     Franchise fees and royalties: Initial franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

     Advertising costs: Advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $24.0 million, $22.0 million and $20.3 million in 2001, 2000 and 1999, respectively.

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

     Reclassifications: Certain reclassifications of 2000 and 1999 amounts have been made to conform to the 2001 presentation.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1. Summary of significant accounting policies (continued):

     Stock-based compensation: As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and has disclosed the proforma effects of SFAS 123 (Note 16).


2. Accounts receivable:

                                                        2001         2000
                                                       ------       ------
                                                           (thousands)

    Trade..........................................  $  2,648      $ 1,910
    Income tax receivable..........................     2,867        2,466
    Vendor rebates receivable......................     3,142        4,350
    Construction allowances from landlords.........       831        2,661
    Other..........................................     2,115        1,391
                                                      -------      -------
                                                      $11,603      $12,778
                                                      =======      =======

3. Notes receivable and related party transactions:

     The Company and its franchisees contribute a percentage of revenues ("Assessments") to the International Association of CEC Entertainment, Inc. (the "Association"), a related party, to develop entertainment attractions and produce and communicate system wide advertising. The Association has ten directors, five of whom are also officers of the Company. The Company has granted two separate operating lines of credit to the Association. In December 2001, the lines were renewed to provide the Association with available borrowings of $6.1 million at 10.5% interest and are due December 31, 2002. At December 30, 2001 and December 31, 2000, approximately $2,037,000 and $1,526,000, respectively, were outstanding under these lines of credit. The Company also had accounts payable to the Association of $1,341,000 and $1,161,000 at December 30, 2001 and December 31, 2000 for December Assessments.

     In addition, the Company has notes receivable from franchisees which have various terms, but most are payable in monthly installments of principal and interest through 2004, with interest rates of 12.0%. Notes receivable from franchisees are partially reserved with allowances for doubtful collection of $50,897 and $57,647 at December 30, 2001 and December 31, 2000, respectively.


4. Assets held for resale:

     In July 1999, the Company acquired for approximately $19 million in cash, 13 owned properties, the rights to seven leased properties, two parcels of undeveloped real estate, and all furniture, fixtures, equipment and intellectual properties owned by Discovery Zone, Inc. The Company has converted 10 of the acquired properties to Chuck E. Cheese's restaurants and plans to sell substantially all of the remaining properties, furniture, fixtures and equipment. The final allocation of the purchase price was approximately $7.9 million to property and equipment and $11.1 million to assets held for resale. At December 30, 2001, the remaining assets held for resale total $2.2 million which relate to five properties recorded at the lower of cost or fair value less estimated selling costs.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5. Property and equipment:

                                                              2001       2000
                                                              ----       ----
                                                                (thousands)

Land....................................................   $  25,948  $  18,859
Leasehold improvements..................................     232,351    213,447
Buildings ..............................................      30,393     16,397
Furniture, fixtures and equipment.......................     258,661    236,435
Property leased under capital leases (Note 8)...........         449        449
                                                           ---------  ---------
                                                             547,802    485,587
Less accumulated depreciation and amortization..........    (151,891)  (162,598)
                                                           ---------  ---------
    Net property and equipment in service...............     395,911    322,989
Construction in progress................................      11,137     15,419
Game and restaurant equipment held for future service...      16,219     10,105
                                                           ---------  ---------
                                                           $ 423,267  $ 348,513
                                                           =========  =========



6. Accounts payable and accrued liabilities: 2001 2000 (thousands)

                                                      2001         2000
                                                      ----         ----

   Current:
     Accounts payable........................      $ 19,906     $ 18,453
     Salaries and wages......................         7,723        8,366
     Insurance...............................         3,588        2,559
     Taxes, other than income................         5,708        5,253
     Other...................................         2,813        3,985
                                                   --------     --------
                                                   $ 39,738     $ 38,616
                                                   ========     ========

   Long-term:
     Insurance...............................      $  4,750     $  1,750
                                                   ========     ========

     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insurance retention programs for general liability, workers compensation and certain other insurable risks.


7. Long-term debt:

                                                            2001         2000
                                                            ----         ----
                                                               (thousands)
   Revolving bank loan, prime or LIBOR
      plus 1% to 1.75%,  due July 2003 ..........         $ 51,450     $ 46,400
   Term loans, 10.02%, due June 2001.............                         6,000
   Obligations under capital leases (Note 8).....              613          732
                                                          --------     --------
                                                            52,063       53,132
   Less current portion..........................             (121)      (6,102)
                                                          --------     --------
                                                          $ 51,942     $ 47,030
                                                          ========     ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. Long-term debt (continued):

     As of December 30, 2001, the Company's total credit facility consists of a $75 million revolving line of credit. Interest under the line of credit is payable quarterly at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (5.00% at December 30, 2001) or, at the Company's option, LIBOR (1.9% at December 30, 2001) plus 1%. At December 30, 2001, $51.5 million was outstanding under the line of credit which matures in 2003. A 1/4% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on long-term debt was 6.5% and 8.2% in 2001 and 2000, respectively. The Company capitalized interest costs of $306,000, $670,000 and $747,000 in 2001, 2000 and 1999, respectively.


8. Commitments and contingencies:

     The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

     Scheduled annual maturities of the obligations for capital and operating leases as of December 30, 2001, are as follows:

     Years                                                   Capital   Operating
     -----                                                   -------   ---------
                                                                 (thousands)

     2002...................................................  $ 214     $ 44,370
     2003...................................................    214       38,632
     2004...................................................    214       33,734
     2005...................................................    199       29,914
     2006...................................................              27,498
     2007-2028 (aggregate payments).........................             102,970
                                                              -----     --------
     Minimum future lease payments .........................    841     $277,118
                                                                        ========
     Less amounts representing interest.....................   (228)
                                                              -----
     Present value of future minimum lease payments.........    613
     Less current portion...................................   (121)
                                                              -----
                                                              $ 492
                                                              =====

     Deferred rent is provided to recognize the minimum rent expense on a straight-line basis when rental payments are not made on such basis. Certain of the Company's real estate leases require payment of contingent rent based on a percentage of sales. The Company's rent expense is comprised of the following:

                                           2001        2000       1999
                                         -------     -------    -------
                                                   (thousands)
     Minimum...................         $ 47,884    $ 43,019    $ 38,339
     Contingent................              452         447         464
                                        --------    --------    --------
                                        $ 48,336    $ 43,466    $ 38,803
                                        ========    ========    ========

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9. Redeemable preferred stock:

     As of December 30, 2001 and December 31, 2000, the Company had 47,037 and 48,130 shares, respectively, of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 30, 2001, one quarterly dividend, totaling $56,444 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value of the redemption price and is being accreted on the straight-line basis, which approximates the interest method. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders will be able to elect a majority of the directors of the Company. In 2001, the Company reacquired 1,093 shares of its redeemable preferred stock.


10. Franchise fees and royalties:

     At December 30, 2001, 52 Chuck E. Cheese's restaurants were operated by a total of 33 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Initial franchise fees included in revenues were $114,000, $253,000, and $355,000 in 2001, 2000 and 1999,
respectively.


11. Cost of sales:

                                                  2001        2000        1999
                                                  ----        ----        ----
                                                          (thousands)

    Food, beverage and related supplies.....   $  72,006   $  64,169   $  58,108
    Games and merchandise...................      24,871      25,371      23,250
    Labor...................................     153,261     136,208     117,564
                                               ---------   ---------   ---------
                                               $ 250,138   $ 225,748   $ 198,922
                                               =========   =========   =========


12. Income taxes:

     The significant components of income tax expense are as follows:

                                                                     2001         2000         1999
                                                                    ------       ------       ------
                                                                               (thousands)
Current expense:
    Federal.....................................................   $ 20,957     $ 23,439     $ 19,124
    State.......................................................      3,810        4,396        3,841
    Tax benefit from exercise of stock options and grants.......      4,174        2,432        1,842
                                                                   --------     --------     --------
      Total current expense.....................................     28,941       30,267       24,807
Deferred expense:
    Temporary differences ......................................     12,088        5,112        3,147
                                                                   --------     --------     --------
                                                                   $ 41,029     $ 35,379     $ 27,954
                                                                   ========     ========     ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Income taxes (continued):

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                              2001       2000
                                                              ----       ----
                                                                (thousands)
 Current deferred tax asset:
     Accrued vacation...............................       $    676    $   532
     Unearned gift certificates ....................            418        344
     Other..........................................            140        329
                                                           --------    -------
                                                           $  1,234    $ 1,205
                                                           ========    =======

   Non-current deferred tax asset (liability):
       Deferred rent................................       $  1,311    $ 1,351
     Asset impairments .............................             99        317
     Unearned franchise fees........................            112         67
     Depreciation...................................        (21,285)    (9,353)
     Other..........................................            (62)       (90)
                                                           --------    -------
                                                           $(19,825)   $(7,708)
                                                           ========    =======

     A reconciliation of the statutory rate to taxes provided is as follows:

                                                        2001     2000     1999
                                                       -----    -----    -----
   Federal statutory rate..........................    35.0%    35.0%    35.0%
   State income taxes, net of federal benefit......     3.9%     3.8%     3.6%
   Other...........................................      .1%      .2%      .1%
                                                       -----    -----    -----
   Effective tax rate..............................    39.0%    39.0%    38.7%
                                                       =====    =====    =====


13. Fair value of financial instruments:

     The Company has certain financial instruments consisting primarily of cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.2 million.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Earnings per common share:

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

                                                                                2001        2000        1999
                                                                               -----       -----       -----

     Net income.............................................................  $ 64,175    $ 55,355    $ 44,372
     Accretion of redeemable preferred stock................................       (91)       (100)       (101)
     Redeemable preferred stock dividends...................................      (231)       (232)       (234)
                                                                              --------    --------    --------
     Net income applicable to common shares.................................  $ 63,853    $ 55,023    $ 44,037
                                                                              ========    ========    ========

     Basic:
        Weighted average common shares outstanding..........................    27,816      26,999      27,004
                                                                              ========    ========    ========
        Earnings per common share...........................................  $   2.30    $   2.04    $   1.63
                                                                              ========    ========    ========

     Diluted:
        Weighted average common shares outstanding..........................    27,816      26,999      27,004
        Potential common shares for stock options and stock grants..........       698         840         918
                                                                              --------    --------    --------
        Weighted average shares outstanding.................................    28,514      27,839      27,922
                                                                              ========    ========    ========
        Earnings per common and potential common shares.....................  $   2.24    $   1.98    $   1.58
                                                                              ========    ========    ========

15. Supplemental cash flow information:

                                                    2001      2000      1999
                                                   ------    ------    ------
                                                           (thousands)
         Cash paid during the year for:
            Interest...........................   $ 2,167   $ 3,550   $ 2,099
            Income taxes ......................    25,168    32,824    24,511

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


16. Employee benefit plans:

     The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan (expired December 1998) and d) a retirement and savings plan.

     The Company's common stock which could be issued under its initial employee stock option plan was 4,158,057 shares. Any shares granted under this plan had to be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 4,387,500 shares, as amended in 2001, may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

     In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 225,000 shares and the exercise price for options granted may not be less than the fair value of the Company's common stock at the date of grant.

     At December 30, 2001, there were 1,506,059 shares available for grant under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

                                                                                                 Weighted Average
                                                           Number of Shares                     Exercise Price Per
                                                 -----------------------------------        --------------------------
                                                    2001         2000         1999           2001      2000      1999
                                                    ----         ----         ----           ----      ----      ----

   Options outstanding, beginning of year        2,488,368    2,618,783    2,301,474        $17.95    $13.66    $11.19
     Granted .......................               989,957      884,329      796,622         34.09     24.59     17.68
     Exercised......................              (784,669)    (788,789)    (386,440)        13.44     11.06      6.94
     Terminated.....................               (43,045)    (225,955)     (92,873)        21.27     18.84     15.28
                                                 ---------    ---------    ---------
    Options outstanding, end of year             2,650,611    2,488,368    2,618,783         25.26     17.95     13.66
                                                 =========    =========    =========


         Options outstanding at December 30, 2001:


                            Options Outstanding                                         Options Exercisable
   -----------------------------------------------------------------------       --------------------------------
                         Shares           Weighted Avg.        Weighted              Shares           Weighted
      Range of         Outstanding         Remaining           Average            Exercisable         Average
   Exercise Prices    as of 12/30/01    Contractual Life    Exercise Price       as of 12/30/01    Exercise Price
   ---------------    --------------    ----------------    --------------       --------------    --------------

   $11.50 - $17.33         349,381            3.3              $ 14.08               266,520           $ 13.93
   $17.50 - $19.94         535,538            4.1                17.53               218,277             17.52
   $22.44 - $25.67         766,978            5.1                24.43                22,846             25.52
   $26.05 - $34.06         990,150            6.0                33.86                   377             33.22
   $35.35 - $54.27           8,564            6.3                45.18                   120             35.88
                        ----------                                                  --------
   $11.50 - $54.27       2,650,611            5.0                25.26               508,140             16.01
                        ==========                                                  ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


16. Employee benefit plans (continued):


     Stock options expire five and seven years from the grant date. Stock options vest over various periods ranging from one to four years. In January 2002, the Company granted 760,700 additional options to employees at an exercise price of $43.50 per share and 20,000 options to its non-employee directors at an exercise price of $44.14 per share.

     The number of shares of the Company's common stock which were available to be awarded to senior executives of the Company under the Stock Grant Plan was 2,577,956 shares. The stock grant plan expired in December 1998. Compensation expense recognized by the Company pursuant to this plan for grants made in 1997 was $759,000 and $761,000 per year in 2000 and 1999, respectively. All shares vested over periods ranging from three years to six years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods. The deferred compensation was amortized over the compensated periods of service of three years.

     All stock options are granted at no less than fair market value of the common stock at the grant date. The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $59.6 million, $52.5 million and $41.9 million in 2001, 2000 and 1999, respectively. Proforma diluted earnings per share would have been $2.08, $1.88 and $1.50 per share in 2001, 2000 and 1999, respectively.

     For the proforma calculations above, the estimated fair value of options granted was $11.91, $9.39 and $6.74 per share in 2001, 2000 and 1999, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 4.80%, 6.46% and 6.51% in 2001, 2000 and 1999, respectively; no dividend yield; expected lives of five years; and expected volatility of 30%.

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. The Company made contributions of approximately $176,000 and $155,000 in common stock for the 2000 and 1999 plan years, respectively. The Company plans to contribute $233,000 in common stock for the 2001 plan year.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



17. Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2001 and 2000 (thousands, except per share data).

                                       Fiscal year ended December 30, 2001
                                ------------------------------------------------
                                 April 1       July 1      Sept. 30     Dec. 30
                                ---------    ---------    ---------    ---------

 Revenues.....................  $ 163,208    $ 127,417    $ 141,821    $ 129,781
 Income before income taxes...     41,286       20,214       26,578       17,126
 Net income...................     25,184       12,331       16,213       10,447

 Earnings Per Share:
   Basic .....................  $     .90    $     .44    $     .58    $     .37
   Diluted ...................        .88          .43          .57          .37



                                       Fiscal year ended December 31, 2000
                                ------------------------------------------------
                                 April 2       July 2       Oct. 1      Dec. 31
                                ---------    ---------    ---------    ---------

 Revenues.....................  $ 141,347    $ 119,033    $ 130,301    $ 115,430
 Income before income taxes...     30,626       19,773       24,929       15,406
 Net income...................     18,744       12,101       15,257        9,253

 Earnings Per Share:
   Basic .....................  $     .69    $     .45    $     .56    $     .34
   Diluted ...................        .68          .44          .55          .33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                  P A R T   I I I


Item 10. Directors and Executive Officers of the Registrant

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 annual meeting of stockholders and incorporated herein by reference thereto.


Item 11. Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 annual meeting of stockholders and incorporated herein by reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2002 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 annual meeting of stockholders and is incorporated herein by reference thereto.



                                   P A R T  I V


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements and Supplementary Data:

          Independent auditors' report.
          CEC Entertainment, Inc. consolidated financial statements:
             Consolidated balance sheets as of December 30, 2001 and December 31, 2000.
             Consolidated statements of earnings and comprehensive income for the years ended December 30, 2001, December 31, 2000 and January 2, 2000.
             Consolidated statements of shareholders' equity for the years ended December 30, 2001, December 31, 2000 and January 2, 2000. Consolidated statements of cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000.
             Notes to consolidated financial statements.

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

          3(a)(3) Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999,and incorporated herein by reference).

          3(b)(1) Restated Bylaws of the Company, dated August 16, 1994 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

          3(b)(2) Amendment to the Bylaws, dated May 5, 1995(filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

          10(a) 2001 Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

          10(b)    Employment  Agreement,  dated May 8,  2001,  between  Michael
                   H. Magusiak and the Company (filed as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference).

          10(c) Credit Agreement, in the stated amount of $75,000,000.00, dated July 14, 2000, between the Company, Bank One, Texas, National Association, Suntrust Bank, and the Lenders Party.

          10(d) 1988 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

          10(e) 1997 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on June 28, 2001.

          10(f) Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders held on June 28, 2001, and incorporated herein by reference).

          10(g)(1) Specimen form of the Company's  current  Franchise  Agreement
                   (filed as Exhibit 10(r)(1) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998,and incorporated herein by reference).

          10(g)(2) Specimen form of the Company's current Development  Agreement
                   (filed as Exhibit 10(r)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998,and incorporated herein by reference).

          10(h) Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company's Registration Statement on Form 8-A (No.001-13687) and incorporated herein by reference)

          23       Independent Auditors Consent of Deloitte & Touche LLP


     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 2001.


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


Dated:  March 14, 2002                       CEC Entertainment, Inc.



                                             By: /s/  Richard M. Frank
                                             -----------------------------------
                                             Richard M. Frank
                                             Chairman of the Board and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ Richard M. Frank                Chairman of the Board,        March 14, 2002
-----------------------------       Chief Executive Officer,
     Richard M. Frank               and Director (Principal
                                    Executive Officer)

/s/ Michael H. Magusiak             President and Director        March 14, 2002
-----------------------------
     Michael H. Magusiak

/s/ Rodney Carter                   Executive Vice President,     March 14, 2002
-----------------------------       Chief Financial Officer
     Rodney Carter                  and Treasurer, (Principal
                                    Financial Officer and
                                    Principal Accounting Officer)

/s/  Richard T. Huston              Director                      March 14, 2002
-----------------------------
     Richard T. Huston

/s/ Tim T. Morris                   Director                      March 14, 2002
-----------------------------
     Tim T. Morris

/s/ Louis P. Neeb                   Director                      March 14, 2002
-----------------------------
     Louis P. Neeb

/s/ Cynthia I. Pharr                Director                      March 14, 2002
-----------------------------
     Cynthia I. Pharr

/s/   Walter Tyree                  Director                      March 14, 2002
-----------------------------
     Walter Tyree

/s/ Raymond E. Wooldridge           Director                      March 14, 2002
-----------------------------
     Raymond E. Wooldridge

                                  EXHIBIT INDEX


Exhibit No.    Description                                              Page No.
-----------    -----------                                              --------

23             Independent Auditor's Consent of Deloitte & Touche LLP      35

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-41039 of ShowBiz Pizza Time, Inc. on Form S-8 of our report dated February 8, 2002, appearing in this Annual Report on Form 10-K of CEC Entertainment, Inc. for the year ended December 30, 2001.


Dallas, Texas
March 14, 2002