Form 10-Q
period 2002-03-31
CEC ENTERTAINMENT INC
filed 2002-05-14
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.
          ---------------

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          At  March  31,  2002,  an  aggregate  of  27,969,333   shares  of  the
     registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                   Page
                                                                  ------

Consolidated balance sheets......................................     2

Consolidated statements of earnings and comprehensive income.....     3

Consolidated statement of shareholders' equity...................     4

Consolidated statements of cash flows ...........................     5

Notes to consolidated financial statements.......................     6



                                            CEC ENTERTAINMENT, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                        (Thousands, except share data)

                                                    ASSETS
                                                                                   March 31,        December 31,
                                                                                      2002              2001
                                                                                  -----------       ------------
                                                                                  (unaudited)
  Current assets:
     Cash and cash equivalents..................................................   $  12,465         $   3,682
     Accounts receivable........................................................       6,734            11,603
     Inventories................................................................       8,293             9,556
     Prepaid expenses...........................................................       5,003             4,794
     Current portion of deferred tax asset......................................       1,234             1,234
                                                                                   ---------         ---------
       Total current assets.....................................................      33,729            30,869
                                                                                   ---------         ---------

  Property and equipment, net...................................................     436,488           423,267
                                                                                   ---------         ---------

  Other assets:
    Assets held for resale......................................................       2,323             2,231
    Notes receivable from related parties, less current portion ................       3,380             2,055
    Other ......................................................................       1,055             1,063
                                                                                   ---------         ---------
                                                                                       6,758             5,349
                                                                                   ---------         ---------
                                                                                   $ 476,975         $ 459,485
                                                                                   =========         =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt..........................................   $     126         $     121
     Accounts payable and accrued liabilities...................................      49,383            39,738
                                                                                   ---------         ---------
          Total current liabilities.............................................      49,509            39,859
                                                                                   ---------         ---------

  Long-term debt, less current portion..........................................      21,458            51,942
                                                                                   ---------         ---------

  Deferred rent.................................................................       3,549             3,401
                                                                                   ---------         ---------

  Deferred tax liability........................................................      24,823            19,825
                                                                                   ---------         ---------

  Other accrued liabilities.....................................................       4,750             4,750
                                                                                   ---------         ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,822 in 2005......       2,493             2,472
                                                                                   ---------         ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,587,939
          and 35,325,273 shares issued, respectively ...........................       3,559             3,533
     Capital in excess of par value.............................................     199,925           192,041
     Retained earnings .........................................................     265,788           239,070
     Accumulated other comprehensive loss ......................................        (178)             (178)
     Less treasury shares of 7,618,606 and 7,586,106, respectively, at cost.....     (98,701)          (97,230)
                                                                                   ---------         ---------
                                                                                     370,393           337,236
                                                                                   ---------         ---------
                                                                                   $ 476,975         $ 459,485
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






                                            CEC ENTERTAINMENT, INC.

                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND COMPREHENSIVE INCOME

                                                  (Unaudited)
                                      (Thousands, except per share data)

                                                                                    Three Months Ended
                                                                              -------------------------------
                                                                              March 31, 2002    April 1, 2001
                                                                              --------------    -------------
Food and beverage revenues................................................       $ 114,841          $ 110,822
Games and merchandise revenues............................................          56,950             51,377
Franchise fees and royalties..............................................             926                926
Interest income, including related party income of $74 and $42,
   respectively...........................................................              76                 83
                                                                                 ---------          ---------
                                                                                   172,793            163,208
                                                                                 ---------          ---------

Costs and expenses:
   Cost of sales..........................................................          73,691             68,467
   Selling, general and administrative expenses...........................          19,836             21,298
   Depreciation and amortization..........................................           9,153              8,286
   Interest expense.......................................................             293                710
   Other operating expenses...............................................          25,966             23,161
                                                                                 ---------          ---------
                                                                                   128,939            121,922
                                                                                 ---------          ---------

Income before income taxes................................................          43,854             41,286

Income taxes..............................................................          17,058             16,102
                                                                                 ---------          ---------

Net income ...............................................................          26,796             25,184

Other comprehensive income, net of tax:
   Foreign currency translation...........................................               0                (79)
                                                                                 ---------          ---------
Comprehensive income......................................................       $  26,796          $  25,105
                                                                                 =========          =========

Earnings per share:
   Basic:
     Net income ..........................................................       $     .96          $     .90
                                                                                 =========          =========
     Weighted average shares outstanding..................................          27,862             27,745
                                                                                 =========          =========

   Diluted:
     Net income  .........................................................       $     .94          $     .88
                                                                                 =========          =========
     Weighted average shares outstanding..................................          28,555             28,521
                                                                                 =========          =========




                                See notes to consolidated financial statements.




                                   CEC ENTERTAINMENT, INC.

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          (Unaudited)
                               (Thousands, except per share data)


                                                                       Amounts        Shares
                                                                      ---------      -------
Common stock and capital in excess of par value:
   Balance, beginning of year.....................................    $ 195,574       35,325
   Stock options exercised........................................        5,135          263
   Net tax benefit from exercise of options ......................        2,775
                                                                      ---------      -------
   Balance, March 31, 2002........................................      203,484       35,588
                                                                      ---------      =======

Retained earnings:
   Balance, beginning of year.....................................      239,070
   Net income.....................................................       26,796
   Redeemable preferred stock accretion...........................          (22)
   Redeemable preferred stock dividend, $1.20 per share...........          (56)
                                                                      ---------
   Balance, March 31, 2002........................................      265,788
                                                                      ---------

Accumulated other comprehensive income:
   Balance, beginning of year.....................................         (178)
   Foreign currency translation...................................            0
                                                                      ---------
   Balance, March 31, 2002........................................         (178)
                                                                      ---------

Treasury shares:
   Balance, beginning of year.....................................      (97,230)       7,586
   Treasury stock acquired........................................       (1,471)          33
                                                                      ---------      -------
   Balance, March 31, 2002........................................      (98,701)       7,619
                                                                      ---------      =======

Total shareholders' equity........................................    $ 370,393
                                                                      =========

















                        See notes to consolidated financial statements.





                                            CEC ENTERTAINMENT, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                  (Thousands)


                                                                                     Three Months Ended
                                                                                -----------------------------
                                                                                March 31, 2002  April 1, 2001
                                                                                --------------  -------------
Operating activities:
   Net income ...............................................................        $ 26,796        $ 25,184
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization.............................................           9,153           8,286
   Deferred income tax expense...............................................           4,998           1,693
   Tax benefit from exercise of stock options ...............................           2,775           2,571
   Other ....................................................................             204             242
   Net change in receivables, inventory, prepaids, payables and
     accrued liabilities.....................................................          15,568          20,450
                                                                                     --------        --------
         Cash provided by operations.........................................          59,494          58,426
                                                                                     --------        --------

Investing activities:
   Purchases of property and equipment.......................................         (22,416)        (26,203)
   Additions to notes receivable.............................................          (1,707)         (1,100)
   Payments received on notes receivable.....................................             382             733
   (Increase)/decrease in assets held for resale and other assets............             (98)         (1,068)
                                                                                     --------        --------
         Cash used in investing activities...................................         (23,839)        (27,638)
                                                                                     --------        --------

Financing activities:
   Payments on debt  ........................................................         (30,479)        (26,442)
   Exercise of stock options ................................................           5,135           4,813
   Redeemable preferred stock dividends .....................................             (56)            (59)
   Purchase of treasury stock ...............................................          (1,471)         (7,881)
   Other ...................................................................               (1)             97
                                                                                     --------        --------
         Cash used in financing activities...................................         (26,872)        (29,472)
                                                                                     --------        --------

Increase in cash and cash equivalents .......................................           8,783           1,316
Cash and cash equivalents, beginning of period...............................           3,682           7,300
                                                                                     --------        --------
Cash and cash equivalents, end of period.....................................        $ 12,465        $  8,616
                                                                                     ========        ========














                                See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended March 31, 2002 and April 1, 2001 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2001. Results of operations for the periods ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                            Three Months Ended
                                                           --------------------
                                                           March 31,   April 1,
                                                             2002        2001
                                                           ---------   --------

Net income ..............................................  $ 26,796    $ 25,184
Accretion of redeemable preferred stock..................       (22)        (26)
Redeemable preferred stock dividends.....................       (56)        (59)
                                                           --------    --------
Adjusted income applicable to common shares..............  $ 26,718    $ 25,099
                                                           ========    ========

Basic:
    Weighted average common shares outstanding...........    27,862      27,745
                                                           ========    ========

    Earnings per common share............................  $    .96    $    .90
                                                           ========    ========

Diluted:
    Weighted average common shares outstanding...........    27,862      27,745
    Potential common shares for stock options
        and stock grants.................................       693         776
                                                           --------    --------
    Weighted average shares outstanding..................    28,555      28,521
                                                           ========    ========

    Earnings per common and potential
        common share.....................................  $    .94    $    .88
                                                           ========    ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2002 Compared to First Quarter 2001
-------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2002 and 2001 is shown below.

                                                        Three Months Ended
                                                    ----------------------------
                                                    March 31,2002  April 1, 2001
                                                    -------------  -------------
      Revenues.......................................     100.0%       100.0%
                                                          -----        -----
      Costs and  expenses:
         Cost of sales...............................      42.6         42.0
         Selling, general and administrative.........      11.5         13.0
         Depreciation and amortization...............       5.3          5.1
         Interest expense............................        .2           .4
         Other operating expenses....................      15.0         14.2
                                                          -----        -----
                                                           74.6         74.7
                                                          -----        -----
      Income before income taxes.....................      25.4         25.3
      Income taxes ..................................       9.9          9.9
                                                          -----        -----
      Net income ....................................      15.5%        15.4%
                                                          =====        =====

     Revenues
     --------

     Revenues increased to $172.8 million in the first quarter of 2002 from $163.2 million in the first quarter of 2001 due to an increase in the number of Company-operated restaurants. During 2001, the Company opened 28 new restaurants, acquired two restaurants from a franchisee and closed four restaurants. During the first three months of 2002, the Company opened five new stores. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first quarters of both 2002 and 2001 declined 2.2%. Due to the shift in Easter into the first quarter of 2002, comparable store sales were negatively impacted 1.2% or $2.1 million. Other external factors that contributed to the comparable store sales decline included mild weather and higher kids' movie attendance. Menu prices increased approximately ..9% between the periods.

     Costs and Expenses
     ------------------

     Costs and expenses as a percentage of revenues decreased to 74.6% in the first quarter of 2002 from 74.7% in the first quarter of 2001.

     Cost of sales increased as a percentage of revenues to 42.6% in the first quarter of 2002 from 42.0% in the comparable period of 2001. Cost of food, beverage, and related supplies as a percentage of revenues increased slightly to 12.5% in the first quarter of 2002 from 12.4% in the first quarter of 2001 primarily due to a slight increase in cheese costs which was partially offset by the increase in menu prices. Cost of games and merchandise decreased to 4.1% in the first quarter of 2002 from 4.5% in the first quarter of 2001 due to buying efficiencies. Store labor expenses as a percentage of store sales increased to 26.0% in the first quarter of 2002 from 25.1% in the first quarter of 2001 primarily due to the enactment of higher minimum wage rates in certain states, overall increases in wage rates and the decline in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.5% in the first quarter of 2002 from 13.0% in the first quarter of 2001 due primarily to a decrease in advertising and overhead expenses.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 5.3% in the first quarter of 2002 from 5.1% in the first quarter of 2001 primarily due to the decline in comparable store sales.

     Interest expense as a percentage of revenues decreased to .2% in the first quarter of 2002 from .4% in the first quarter of 2001 primarily due to a reduction in interest rates and outstanding debt.

     Other operating expenses increased as a percentage of revenues to 15.0% in the first quarter of 2002 from 14.2% in the first quarter of 2001 due primarily to higher insurance costs. Insurance expense increased approximately $2.2 million in the first quarter of 2002 compared to the first quarter of 2001 due to several factors including higher premiums, claim loss experience and medical costs.

     The Company's effective income tax rate was 38.9% in the first quarter of 2002 compared to a rate of 39.0% in the first quarter of 2001.

     Net Income
     ----------

     The Company had net income of $26.8 million in the first quarter of 2002 compared to $25.2 million in the first quarter of 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.94 per share in the first quarter of 2002 from $.88 per share in the first quarter of 2001.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $59.5 million in the first three months of 2002 from $58.4 million in the comparable period of 2001. Cash outflows from investing activities for the first three months of 2002 were $23.8 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2002 were $26.9 million primarily related to the repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2002, the Company plans to add 32 to 36 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $2.0 million per store which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In addition to such new store openings, the Company plans to expand the seating capacity of two to four high sales volume stores in 2002. The Company also plans to complete Phase III upgrades in approximately 120 stores this year at an average cost of approximately $200,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. The Company plans to initiate a Phase IV upgrade plan in the last half of 2002 in approximately 20 to 30 stores. The primary components of a Phase IV upgrade include additional games and rides and a games rotation program between stores. The capital cost of a Phase IV upgrade is expected to average approximately $60,000 per store. During the first three months of 2002, the Company opened five new restaurants and completed Phase III upgrades in 32 restaurants. The Company currently estimates that capital expenditures in 2002, including expenditures for new store openings, existing store expansions and equipment investments, will be $105 to $110 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

     In July 2001, the Company announced a plan to purchase shares of the Company's common stock at an aggregate purchase price of up to $25 million. As of March 31, 2002, the Company has purchased shares of its common stock under the $25 million plan at an aggregate purchase price of approximately $9.1 million. Beginning in 1993 through March 2002, the Company has repurchased shares of the Company's common stock on the open market at an aggregate purchase price of approximately $94 million.

     The Company's credit facility consists of a $75 million revolving line of credit which matures in 2003. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of March 31, 2002, there was $21.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the term of the loan agreement.

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance and labor costs.



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


                             CEC ENTERTAINMENT, INC.



Dated:  May 14, 2002           By: /s/ Rodney Carter
                               -------------------------------------------------
                               Rodney Carter
                               Executive Vice President, Chief Financial Officer
                               and Treasurer