Form 10-Q
period 2002-06-30
CEC ENTERTAINMENT INC
filed 2002-08-13
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At June 30, 2002, an aggregate of 27,659,543 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                    Page

Consolidated balance sheets.......................................     3

Consolidated statements of earnings and comprehensive income......     4

Consolidated statement of shareholders' equity....................     6

Consolidated statements of cash flows ............................     7

Notes to consolidated financial statements........................     8



                                            CEC ENTERTAINMENT, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                        (Thousands, except share data)

  ASSETS

                                                                                    June 30,      December 30,
                                                                                      2002            2001
                                                                                  -----------     ------------
                                                                                  (unaudited)
  Current assets:
     Cash and cash equivalents..................................................   $   7,854       $   3,682
     Accounts receivable........................................................       6,490          11,603
     Inventories................................................................       9,853           9,556
     Prepaid expenses...........................................................       5,226           4,794
     Current portion of deferred tax asset......................................       1,234           1,234
                                                                                   ---------       ---------

        Total current assets....................................................      30,657          30,869
                                                                                   ---------       ---------

  Property and equipment, net...................................................     455,937         423,267
                                                                                   ---------       ---------

  Other assets:
     Assets held for resale.....................................................       2,329           2,231
     Notes receivable from related parties, less current portion................       3,901           2,055
     Other .....................................................................       1,122           1,063
                                                                                   ---------       ---------
                                                                                       7,352           5,349
                                                                                   ---------       ---------
                                                                                   $ 493,946       $ 459,485
                                                                                   =========       =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt..........................................   $     131       $     121
     Accounts payable and accrued liabilities...................................      42,787          39,738
                                                                                   ---------       ---------
        Total current liabilities...............................................      42,918          39,859
                                                                                   ---------       ---------

  Long-term debt, less current portion..........................................      41,373          51,942
                                                                                   ---------       ---------

  Deferred rent.................................................................       3,632           3,401
                                                                                   ---------       ---------

  Deferred tax liability........................................................      27,683          19,825
                                                                                   ---------       ---------

  Other accrued liabilities.....................................................       4,750           4,750
                                                                                   ---------       ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,822 in 2005......       2,516           2,472
                                                                                   ---------       ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,610,349
        and 35,325,273 shares issued, respectively .............................       3,561           3,533
     Capital in excess of par value.............................................     200,703         192,041
     Retained earnings .........................................................     281,032         239,070
     Accumulated other comprehensive loss ......................................         (39)           (178)
     Less treasury shares of 7,950,806 and 7,586,106, respectively, at cost.....    (114,183)        (97,230)
                                                                                   ---------       ---------
                                                                                     371,074         337,236
                                                                                   ---------       ---------
                                                                                   $ 493,946       $ 459,485
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



                                            CEC ENTERTAINMENT, INC.
                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND COMPREHENSIVE INCOME

                                                  (Unaudited)
                                      (Thousands, except per share data)

                                                                                      Three Months Ended
                                                                                 ----------------------------
                                                                                 June 30, 2002   July 1, 2001
                                                                                 -------------   ------------

Food and beverage revenues...................................................      $  95,278       $  85,693
Games and merchandise revenues...............................................         46,255          40,979
Franchise fees and royalties.................................................            777             694
Interest income, including related party income of $100 and  $41,
   respectively..............................................................            106              51
                                                                                   ---------       ---------
                                                                                     142,416         127,417
                                                                                   ---------       ---------

Costs and expenses:
   Cost of sales.............................................................         64,012          58,215
   Selling, general and administrative expenses..............................         18,589          17,187
   Depreciation and amortization.............................................          9,520           8,303
   Interest expense..........................................................            256             597
   Other operating expenses..................................................         24,959          22,901
                                                                                   ---------       ---------
                                                                                     117,336         107,203
                                                                                   ---------       ---------

Income before income taxes...................................................         25,080          20,214

Income taxes.................................................................          9,757           7,883
                                                                                   ---------       ---------

Net income ..................................................................         15,323          12,331

Other comprehensive income, net of tax:
Foreign currency translation.................................................            139              25
                                                                                   ---------       ---------
Comprehensive income.........................................................      $  15,462       $  12,356
                                                                                   =========       =========


Earnings per share:
   Basic:
     Net income .............................................................      $     .55       $     .44
                                                                                   =========       =========
     Weighted average shares outstanding.....................................         27,800          27,945
                                                                                   =========       =========
   Diluted:
     Net income  ............................................................      $     .54       $     .43
                                                                                   =========       =========
     Weighted average shares outstanding.....................................         28,456          28,785
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




                                                        CEC ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                      AND COMPREHENSIVE INCOME
                                                            (Unaudited)
                                                 (Thousands, except per share data)

                                                                                       Six Months Ended
                                                                                 ----------------------------
                                                                                 June 30, 2002   July 1, 2001
                                                                                 -------------   ------------
Food and beverage revenues...................................................      $ 210,119       $ 196,515
Games and merchandise revenues...............................................        103,205          92,356
Franchise fees and royalties.................................................          1,703           1,620
Interest income, including related party income of  $174 and $83,
   respectively..............................................................            182             134
                                                                                   ---------       ---------
                                                                                     315,209         290,625
                                                                                   ---------       ---------

Costs and expenses:
   Cost of sales.............................................................        137,703         126,682
   Selling, general and administrative expenses..............................         38,425          38,485
   Depreciation and amortization.............................................         18,673          16,589
   Interest expense..........................................................            549           1,307
   Other operating expenses..................................................         50,925          46,062
                                                                                   ---------       ---------
                                                                                     246,275         229,125
                                                                                   ---------       ---------

Income before income taxes...................................................         68,934          61,500

Income taxes.................................................................         26,815          23,985
                                                                                   ---------       ---------

Net income ..................................................................         42,119          37,515

Other comprehensive income (loss), net of tax:
Foreign currency translation.................................................            139             (54)
                                                                                   ---------       ---------
Comprehensive income.........................................................      $  42,258       $  37,461
                                                                                   =========       =========


Earnings per share:
   Basic:
     Net income .............................................................      $    1.51       $    1.34
                                                                                   =========       =========
     Weighted average shares outstanding.....................................         27,827          27,845
                                                                                   =========       =========
   Diluted:
     Net income  ............................................................      $    1.47       $    1.30
                                                                                   =========       =========
     Weighted average shares outstanding.....................................         28,503          28,672
                                                                                   =========       =========



                                    See notes to consolidated financial statements.




                                       CEC ENTERTAINMENT, INC.
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                             (Unaudited)
                                 (Thousands, except per share data)


                                                                           Amounts           Shares
                                                                          ---------         -------
Common stock and capital in excess of par value:
   Balance, beginning of year.....................................        $ 195,574          35,325
   Stock options exercised........................................            5,463             278
   Net tax benefit from exercise of stock options.................            2,930
   Stock issued under 401(k) plan.................................              297               7
                                                                          ---------         -------
   Balance, June 30, 2002.........................................          204,264          35,610
                                                                          ---------         =======

Retained earnings:
   Balance, beginning of year.....................................          239,071
   Net income.....................................................           42,119
   Redeemable preferred stock accretion...........................              (45)
   Redeemable preferred stock dividend, $2.40 per share...........             (113)
                                                                          ---------
   Balance, June 30, 2002.........................................          281,032
                                                                          ---------

Accumulated other comprehensive loss:
   Balance, beginning of year.....................................             (178)
   Foreign currency translation...................................              139
                                                                          ---------
   Balance, June 30, 2002.........................................              (39)
                                                                          ---------

Treasury shares:
   Balance, beginning of year.....................................          (97,230)          7,586
   Treasury stock acquired........................................          (16,953)            365
                                                                          ---------         -------
   Balance, June 30, 2002.........................................         (114,183)          7,951
                                                                          ---------         =======

Total shareholders' equity........................................        $ 371,074
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





                                            CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (Thousands)


                                                                                       Six Months Ended
                                                                                 ----------------------------
                                                                                 June 30, 2002   July 1, 2001

Operating activities:
   Net income ...............................................................      $  42,119       $  37,515
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization.............................................         18,673          16,589
   Deferred income tax expense...............................................          7,858           2,521
   Tax benefit from exercise of stock options................................          2,930           3,827
   Other ...................................................................             476             401
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................          7,433           2,496
                                                                                   ---------       ---------
         Cash provided by operations.........................................         79,489          63,349
                                                                                   ---------       ---------

Investing activities:
   Purchases of property and equipment.......................................        (51,377)        (54,451)
   Additions to notes receivable.............................................         (2,535)           (796)
   Payments received on notes receivable.....................................            689             833
   (Purchase)/sale of assets held for resale.................................            (98)          2,055
   Change in other assets....................................................           (107)              6
                                                                                   ---------       ---------
          Cash used in investing activities..................................        (53,428)        (52,353)
                                                                                   ---------       ---------

Financing activities:
   Payments on debt and line of credit.......................................        (10,559)         (8,466)
   Exercise of stock options ................................................          5,462           9,679
   Redeemable preferred stock dividends......................................           (113)           (116)
   Acquisition of treasury stock ............................................        (16,953)        (16,052)
   Other ....................................................................            274             126
                                                                                   ---------       ---------
         Cash used in financing activities...................................        (21,889)        (14,829)
                                                                                   ---------       ---------

Increase (decrease) in cash and cash equivalents ............................          4,172          (3,833)
Cash and cash equivalents, beginning of period...............................          3,682           7,300
                                                                                   ---------       ---------
Cash and cash equivalents, end of period.....................................      $   7,854       $   3,467
                                                                                   =========       =========









                                See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended June 30, 2002 and July 1, 2001 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2001. Results of operations for the periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                          Three Months Ended             Six Months Ended
                                                        ----------------------        ----------------------
                                                        June 30,       July 1,        June 30,       July 1,
                                                          2002          2001            2002          2001
                                                        --------      --------        --------     ---------
Net income .........................................    $ 15,323      $ 12,331        $ 42,119      $ 37,515
Accretion of redeemable preferred stock.............         (23)          (25)           ( 45)          (51)
Redeemable preferred stock dividends................         (57)          (57)           (113)         (116)
                                                        --------      --------        --------      --------
Net income applicable to common shares..............    $ 15,243      $ 12,249        $ 41,961      $ 37,348
                                                        ========      ========        ========      ========

Basic:
    Weighted average common shares outstanding......      27,800        27,945          27,827        27,845
                                                        ========      ========        ========      ========

    Earnings per common share.......................    $    .55      $    .44        $   1.51      $   1.34
                                                        ========      ========        ========      ========

Diluted:
    Weighted average common shares outstanding......      27,800        27,945          27,827        27,845
    Potential common shares for stock options
        and stock grants............................         656           840             676           827
                                                        --------      --------        --------      --------
    Weighted average shares outstanding.............      28,456        28,785          28,503        28,672
                                                        ========      ========        ========      ========

    Earnings per common and potential
        common share................................    $    .54      $    .43        $   1.47      $   1.30
                                                        ========      ========        ========      ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2002 Compared to Second Quarter 2001
---------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 2002 and 2001 is shown below.

                                                         Three Months Ended
                                                    ---------------------------
                                                    June 30, 2002  July 1, 2001
                                                    -------------  ------------
     Revenues.......................................    100.0%        100.0%
                                                        -----         -----
     Costs and expenses:
        Cost of sales...............................     44.9          45.7
        Selling, general and administrative.........     13.1          13.5
        Depreciation and amortization...............      6.7           6.5
        Interest expense............................       .2            .5
        Other operating expenses....................     17.5          17.9
                                                        -----         -----
                                                         82.4          84.1
                                                        -----         -----
     Income before income taxes.....................     17.6          15.9
     Income taxes...... ............................      6.9           6.2
                                                        -----         -----
     Net income ....................................     10.7%          9.7%
                                                        =====         =====

     Revenues

     Revenues increased 11.8% to $142.4 million in the second quarter of 2002 from $127.4 million in the second quarter of 2001 due primarily to an increase in the number of Company-operated restaurants and an increase of 3.9% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the second quarters of 2002 and 2001. During 2001, the Company opened 28 new restaurants, acquired two restaurants from a franchisee and closed four restaurants. During the first six months of 2002, the Company opened 13 new stores, acquired three restaurants from a franchisee and closed one restaurant. Management believes that the primary factors impacting the comparable store sales increase was the impact of remodel initiatives and the shift in the Easter holiday into the first quarter of this year. Menu prices increased 0.6% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 82.4% in the second quarter of 2002 from 84.1% in the second quarter of 2001.

     Cost of sales decreased as a percentage of revenues to 44.9% in the second quarter of 2002 from 45.7% in the comparable period of 2001. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.3% in the second quarter of 2002 from 12.9% in the second quarter of 2001 primarily due to lower cheese costs. Cost of games and merchandise decreased to 4.1% in the second quarter of 2002 from 4.5% in the second quarter of 2001 due primarily to buying efficiencies. Store labor expenses as a percentage of revenues increased to 28.5% in the second quarter of 2002 from 28.3% in the second quarter of 2001 primarily due to the enactment of higher minimum wage rate standards in certain states and overall increases in wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 13.1% in the second quarter of 2002 from 13.5% in the second quarter of 2001 due primarily to a decrease in advertising expense.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 6.7% in the second quarter of 2002 from 6.5% in the second quarter of 2001 primarily due to increased capital expenditures.

     Interest expense as a percentage of revenues decreased to 0.2% in the second quarter of 2002 from 0.5% in the second quarter of 2001 due to a reduction in outstanding debt and reduced interest rates.

     Other operating expenses decreased as a percentage of revenues to 17.5% in the second quarter of 2002 from 17.9% in the second quarter of 2001 primarily due to lower utility and rent costs that were partially offset by higher insurance costs.

     The Company's effective income tax rate was 38.9% in the second quarter of 2002 compared to 39.0% in the second quarter of 2001.

     Net Income

     The Company had net income of $15.3 million in the second quarter of 2002 compared to $12.3 million in the second quarter of 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.54 per share in the second quarter of 2002 from $.43 per share in the second quarter of 2001.


First Six Months of 2002 Compared to First Six Months of 2001
-------------------------------------------------------------

     A summary of the results of operations of the Company as a percentage of revenues for the first six months of 2002 and 2001 is shown below.

                                                         Six Months Ended
                                                    ---------------------------
                                                    June 30, 2002  July 1, 2001
                                                    -------------  ------------
     Revenues...................................        100.0%        100.0%
                                                        -----         -----
     Costs and  expenses:
         Cost of sales..........................         43.6          43.6
         Selling, general and administrative....         12.2          13.2
         Depreciation and amortization..........          5.9           5.7
         Interest expense.......................           .2            .4
         Other operating expenses...............         16.2          15.9
                                                        -----         -----
                                                         78.1          78.8
                                                        -----         -----
     Income before income taxes.................         21.9          21.2
     Income taxes...... ........................          8.5           8.3
                                                        -----         -----
     Net income ................................         13.4%         12.9%
                                                        =====         =====

     Revenues

     Revenues increased 8.5% to $315.2 million in the first six months of 2002 from $290.6 million in the first six months of 2001 primarily due an increase in the number of Company-operated stores and an increase of 0.5% in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first six months of both 2002 and 2001. During 2001, the Company opened 28 new restaurants, acquired two restaurants from franchisees and closed four restaurants. During the first six months of 2002, the Company opened 13 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. Menu prices increased approximately 0.8% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 78.1% in the first six months of 2002 from 78.8% in the first six months of 2001.

     Cost of sales remained constant as a percentage of revenues at 43.6% in both the first six months of 2002 and 2001. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.4% in the first six months of 2002 from 12.6% in the second quarter of 2001 due to lower cheese costs. Cost of games and merchandise decreased to 4.1% in the first six months of 2002 from 4.5% in the first six months of 2001 due to buying efficiencies. Store labor expenses as a percentage of revenues increased to 27.1% in the second quarter of 2002 from 26.5% in the first six months of 2001 primarily due to the enactment of higher minimum wage rate standards in certain states and overall increases in wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in the first six months of 2002 from 13.2% in the first six months of 2001 due to a reduction in advertising expense and corporate overhead costs.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 5.9% in the first six months of 2002 from 5.7% in the first six months of 2001 primarily due to increased capital expenditures.

     Interest expense as a percentage of revenues was 0.2% in the first six months of 2002 compared to 0.4% in the first six months of 2001 primarily due to a reduction in debt outstanding and reduced interest rates.

     Other operating expenses increased as a percentage of revenues to 16.2% in the first six months of 2002 from 15.9% in the first six months of 2001 primarily due to higher insurance costs. Insurance expense increased approximately $3.2 million in the first six months of 2002 compared to the first six months of 2001 due to several factors including higher premiums, claim loss experience and medical costs.

     The Company's effective income tax rate was 38.9% in the first six months of 2002 compared to 39.0% in the first six months of 2001.

     Net Income

     The Company had net income of $42.1 million in the first six months of 2002 compared to $37.5 million in the first six months of 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 13.1% to $1.47 per share in the first six months of 2002 compared to $1.30 per share in the first six months of 2001.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $79.5 million in the first six months of 2002 from $63.3 million in the comparable period of 2001. Cash outflows from investing activities for the first six months of 2002 were $53.4 million primarily related to capital expenditures. Cash outflows from financing activities for the first six months of 2002 were $21.9 million primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2002, the Company plans to add 32 to 36 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $2.1 million per store which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. In smaller demographic markets, the Company plans to open stores with less retail space and lower capital costs than traditional stores. The Company believes its smaller market strategy could increase the number of development opportunities by at least 200 stores. In June 2002, the Company opened its first smaller market store with approximately 6,100 square feet in Waco, Texas at a capital cost of approximately $770,000. During the first six months of 2002, the Company opened 13 new restaurants and acquired three restaurants from a franchisee.

     In addition to such new store openings, the Company plans to complete Phase III upgrades in 125 to 130 stores this year at an average cost of approximately $200,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. The Company plans to initiate a Phase IV upgrade plan in the last half of 2002 in the Chicago market. The primary components of a Phase IV upgrade include additional games and rides and a games rotation program between stores. The game portion of this remodel is anticipated to have a capital cost of approximately $50,000 per store, with other components of the remodel potentially including a new menu board, guest order counter improvements, salad bar enhancements and decor, costing approximately $25,000. During the first six months of 2002, the Company completed Phase III upgrades in 68 restaurants. The Company currently estimates that capital expenditures in 2002, including expenditures for new store openings, existing store expansions and equipment investments, will be $105 to $110 million. The Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

     In July 2002, the Company announced it had completed a $25 million plan to repurchase shares of the Company's common stock approved in July 2001 and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. Beginning in 1993 through June 2002, the Company has repurchased 6.8 million shares of the Company's common stock on the open market at an aggregate purchase price of approximately $109.4 million.

     The Company's credit facility consists of a $75 million revolving line of credit which matures in July 2003. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. As of June 30, 2002, there was $41.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California of the County of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Court denied Plaintiff's motion for class certification. The Court subsequently granted Plaintiff's motion to amend the complaint by adding a second party to the lawsuit. On June 5, 2002, the Court denied Plaintiff's motion for class certification based upon the amended complaint. On June 25, 2002, Plaintiff filed a motion for reconsideration of the Court's two orders denying class certification. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.

     On June 26, 2002, a purported class action lawsuit against the Company, entitled Michelle Sajetowski v. CEC Entertainment, Inc., et al., Cause No. ("Sajetowski"), was filed in the Court of Common Pleas, Cayahoga County, Ohio. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in Ohio. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.


Item 2.  Changes in Securities.

     None to report during quarter for which this report is filed.


Item 3.  Defaults Upon Senior Securities.

     None to report during quarter for which this report is filed.


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 9, 2002, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard T. Huston, Cynthia I. Pharr, and Raymond E. Wooldridge to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                               For            Withheld
         Richard T. Huston                  25,273,624         254,972
         Cynthia I. Pharr                   25,063,512         465,084
         Raymond E. Wooldridge              25,063,599         464,997

     Richard M. Frank, Michael H. Magusiak, Tim T. Morris, Louis P. Neeb, Walter Tyree's terms of office as directors of the Company continued after the meeting.

     The shareholders also approved an amendment to the Incentive Bonus Program ("Bonus Plan") for eligible employees of the Company (excluding field operators) to receive a bonus as a percentage of their gross base salary during a particular fiscal year. New hires of the Company who are below management level must be full-time and employed by April the 1st of a particular year to be eligible for a bonus for such year. New hires who are management level and above will have their bonus prorated based on their hire date. If an individual is promoted during the year, his or her bonus will be prorated based upon the time and salary at each level. The bonuses will be an amount equal to a specified percentage of the eligible employee's gross base salary. Under the Bonus Plan, the Compensation Committee (which administers the Bonus Plan) will establish a Bonus Potential for each eligible employee no later than March 15 of the fiscal year for which the Bonus Potential is determined. For 2002 and thereafter, the Bonus Potential may range from a high of 200% of gross base salary to a low of 2% of gross base salary.

     Employees will receive a Bonus Payout if the Company's actual increases in comparable store sales and net income reach certain target increases established by the Compensation Committee. The Compensation Committee will determine the target increases for the fiscal year not later than March 15. The comparable store sales growth target will be based upon the number of Company operated stores that were open at least 18 months at the beginning of the fiscal year. The net income target will be based upon the after tax earnings of the Company adjusted to exclude the after-tax expense of any interest expense incurred due to the purchase of Company's shares during the fiscal year. The employee's Bonus Payout will be equal to their gross base salary, times their Bonus Potential, times a Sales Multiplier, times a Profit Multiplier. The Sales Multiplier will be the number one if the target increase in comparable stores sales is attained. Likewise, the Profit Multiplier will be the number one if the target increase in net income is attained. The Sales Multiplier and Profit Multiplier will be lower or higher than the number one if the increase in comparable store sales and net income is lower or higher, respectively, than the targeted increase. In no event will a bonus be paid unless certain minimum increases in comparable store sales and net income established by the Compensation Committee are attained. The Compensation Committee may adjust the bonus calculation for any material unusual transactions that occur outside of the normal, regular course of business.

     The votes cast with respect to this proposal to authorize an incentive bonus program for eligible employees of the Company were as follows:

           For            Against         Abstain            No Vote
        24,379,509       1,125,986         23,101                0

     The shareholders also approved an amendment to the 1997 Non-Statutory Stock Option Plan that increased the number of shares of Common Stock which may be issued under the Employee Plan from 4,387,500 to 5,787,500. The votes cast with respect to this proposal to authorize an amendment to the Employees Plan were as follows:

           For            Against         Abstain            No Vote
        21,966,910       3,541,702         19,984                0


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


                                           CEC ENTERTAINMENT, INC.



Dated: August 13, 2002                     By:  /s/ Rodney Carter
                                           -------------------------------------
                                           Rodney Carter
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer