Form 10-Q
period 2002-09-29
CEC ENTERTAINMENT INC
filed 2002-11-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2002.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At  September  29,  2002,   an  aggregate  of  27,525,247   shares  of  the
registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                      Page

Consolidated balance sheets.........................................     3

Consolidated statements of earnings and comprehensive income........     4

Consolidated statement of shareholders' equity......................     6

Consolidated statements of cash flows ..............................     7

Notes to consolidated financial statements..........................     8



                                            CEC ENTERTAINMENT, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                       (Thousands, except share amounts)
                                                                                   September 29,  December 30,
                                                                                       2002           2001
                                                                                   -------------  ------------
                                                                                    (unaudited)
   ASSETS

  Current assets:
     Cash and cash equivalents..................................................     $   7,669     $   3,682
     Accounts receivable........................................................         8,301        11,603
     Inventories................................................................         9,500         9,556
     Prepaid expenses...........................................................         4,919         4,794
     Deferred tax asset.........................................................         1,234         1,234
                                                                                     ---------     ---------

       Total current assets.....................................................        31,623        30,869
                                                                                     ---------     ---------

  Property and equipment, net...................................................       477,657       423,267
                                                                                     ---------     ---------

  Other assets:
     Assets held for resale.....................................................         2,333         2,231
     Notes receivable from related parties, less current portion ...............         5,058         2,055
     Other .....................................................................         1,152         1,063
                                                                                     ---------     ---------
                                                                                         8,543         5,349
                                                                                     ---------     ---------
                                                                                     $ 517,823     $ 459,485
                                                                                     =========     =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt..........................................     $  41,197     $     121
     Accounts payable and accrued liabilities...................................        47,615        39,738
                                                                                     ---------     ---------
          Total current liabilities.............................................        88,812        39,859
                                                                                     ---------     ---------

  Long-term debt, less current portion..........................................           387        51,942
                                                                                     ---------     ---------

  Deferred rent.................................................................         3,903         3,401
                                                                                     ---------     ---------

  Deferred tax liability........................................................        35,187        19,825
                                                                                     ---------     ---------

  Other accrued liabilities.....................................................         4,750         4,750
                                                                                     ---------     ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,822 in 2005......         2,539         2,472
                                                                                     ---------     ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,620,966
          and 35,325,273 shares issued, respectively ...........................         3,562         3,533
     Capital in excess of par value.............................................       201,000       192,041
     Retained earnings .........................................................       297,494       239,070
     Accumulated other comprehensive loss ......................................          (137)         (178)
     Less treasury shares of 8,095,719 and 7,586,106, respectively, at cost.....      (119,674)      (97,230)
                                                                                     ---------     ---------
                                                                                       382,245       337,236
                                                                                     ---------     ---------
                                                                                     $ 517,823     $ 459,485
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



                                            CEC ENTERTAINMENT, INC.
                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND COMPREHENSIVE INCOME
                                                  (Unaudited)
                                     (Thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                                  ----------------------------
                                                                                  Sep. 29, 2002  Sep. 30, 2001
                                                                                  -------------  -------------

Food and beverage revenues...................................................        $  97,561     $  94,466
Games and merchandise revenues...............................................           50,518        46,535
Franchise fees and royalties.................................................              731           747
Interest income, including related party income of $108 and  $37,
   respectively..............................................................              111            73
                                                                                     ---------     ---------
                                                                                       148,921       141,821
                                                                                     ---------     ---------

Costs and expenses:
   Cost of sales.............................................................           65,598        62,855
   Selling, general and administrative expenses..............................           18,105        18,497
   Depreciation and amortization.............................................            9,978         8,745
   Interest expense..........................................................              332           410
   Other operating expenses..................................................           27,837        24,736
                                                                                     ---------     ---------
                                                                                       121,850       115,243
                                                                                     ---------     ---------

Income before income taxes...................................................           27,071        26,578

Income taxes.................................................................           10,532        10,365
                                                                                     ---------     ---------

Net income ..................................................................           16,539        16,213

Other comprehensive income (loss), net of tax:
Foreign currency translation.................................................              (98)          (63)
                                                                                     ---------     ---------
Comprehensive income.........................................................        $  16,441     $  16,150
                                                                                     =========     =========


Earnings per share:
   Basic:
     Net income .............................................................        $     .60     $     .58
                                                                                     =========     =========
     Weighted average shares outstanding.....................................           27,564        27,878
                                                                                     =========     =========

   Diluted:
     Net income  ............................................................        $     .59     $     .57
                                                                                     =========     =========
     Weighted average shares outstanding.....................................           27,987        28,466
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




                             CEC ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                                                                       Nine Months Ended
                                                                                  ----------------------------
                                                                                  Sep. 29, 2002  Sep. 30, 2001
                                                                                  -------------  -------------

Food and beverage revenues...................................................        $ 307,680     $ 290,981
Games and merchandise revenues...............................................          153,723       138,891
Franchise fees and royalties.................................................            2,434         2,367
Interest income, including related party income of  $282 and $120,
   respectively..............................................................              293           207
                                                                                     ---------     ---------
                                                                                       464,130       432,446
                                                                                     ---------     ---------

Costs and expenses:
   Cost of sales.............................................................          203,301       189,537
   Selling, general and administrative expenses..............................           56,530        56,982
   Depreciation and amortization.............................................           28,651        25,334
   Interest expense..........................................................              881         1,717
   Other operating expenses..................................................           78,762        70,798
                                                                                     ---------     ---------
                                                                                       368,125       344,368
                                                                                     ---------     ---------

Income before income taxes...................................................           96,005        88,078

Income taxes.................................................................           37,346        34,350
                                                                                     ---------     ---------

Net income ..................................................................           58,659        53,728

Other comprehensive income (loss), net of tax:
Foreign currency translation.................................................               41          (117)
                                                                                     ---------     ---------
Comprehensive income.........................................................        $  58,700     $  53,611
                                                                                     =========     =========


Earnings per share:
   Basic:
     Net income .............................................................        $    2.11     $    1.92
                                                                                     =========     =========
     Weighted average shares outstanding.....................................           27,742        27,826
                                                                                     =========     =========

   Diluted:
     Net income  ............................................................        $    2.06     $    1.87
                                                                                     =========     =========
     Weighted average shares outstanding.....................................           28,322        28,570
                                                                                     =========     =========




                                See notes to consolidated financial statements.



                             CEC ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (Thousands, except per share amounts)



                                                                                      Amounts        Shares
                                                                                     ---------     ---------
Common stock and capital in excess of par value:
   Balance, beginning of year..............................................          $ 195,574        35,325
   Stock options exercised.................................................              5,676           289
   Net tax benefit from exercise of stock options..........................              3,015
   Stock issued under 401(k) plan..........................................                297             7
                                                                                     ---------     ---------
   Balance, September 29, 2002.............................................            204,562        35,621
                                                                                     ---------     =========

Retained earnings:
   Balance, beginning of year..............................................            239,070
   Net income..............................................................             58,659
   Redeemable preferred stock accretion....................................                (67)
   Redeemable preferred stock
    dividends, $3.60 per share.............................................               (168)
                                                                                     ---------
   Balance, September 29, 2002.............................................            297,494
                                                                                     ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year..............................................               (178)
   Foreign currency translation............................................                 41
                                                                                     ---------
   Balance, September 29, 2002.............................................               (137)
                                                                                     ---------

Treasury shares:
   Balance, beginning of year..............................................            (97,230)        7,586
   Treasury stock acquired.................................................            (22,444)          510
                                                                                     ---------     ---------
   Balance, September 29, 2002.............................................           (119,674)        8,096
                                                                                     ---------     =========

Total shareholders' equity.................................................          $ 382,245
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




                                            CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (Thousands)


                                                                                       Nine Months Ended
                                                                                  ----------------------------
                                                                                  Sep. 29, 2002  Sep. 30, 2001
                                                                                  -------------  -------------
Operating activities:
   Net income ...............................................................        $  58,659     $  53,728
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization.............................................           28,651        25,334
   Deferred income tax expense...............................................           15,362         9,239
   Tax benefit from exercise of stock options................................            3,015         3,891
   Other ...................................................................               863           527
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................           11,109         7,272
                                                                                     ---------     ---------
         Cash provided by operations.........................................          117,659        99,991
                                                                                     ---------     ---------

Investing activities:
   Purchases of property and equipment.......................................          (83,326)      (79,492)
   Additions to notes receivable.............................................           (3,921)       (2,561)
   Payments received on notes receivable.....................................              918         1,175
   (Purchase) sale of assets held for resale.................................             (102)        2,056
   Other.....................................................................             (164)          486
                                                                                     ---------     ---------
         Cash used in investing activities...................................          (86,595)      (78,336)
                                                                                     ---------     ---------

Financing activities:
   Payments on debt and line of credit.......................................          (10,479)       (8,793)
   Exercise of stock options ................................................            5,676         9,804
   Redeemable preferred stock dividends......................................             (168)         (173)
   Acquisition of treasury stock ............................................          (22,444)      (16,571)
   Other ....................................................................              338            12
                                                                                     ---------     ---------
         Cash used in financing activities...................................          (27,077)      (15,721)
                                                                                     ---------     ---------

Increase in cash and cash equivalents .......................................            3,987         5,934
Cash and cash equivalents, beginning of period...............................            3,682         7,300
                                                                                     ---------     ---------
Cash and cash equivalents, end of period.....................................        $   7,669     $  13,234
                                                                                     =========     =========









                                See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended September 29, 2002 and September 30, 2001 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2001. Results of operations for the periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Earnings per common share were computed based on the weighted average number of common and potential common shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                       Three Months Ended         Nine Months Ended
                                                      ---------------------     ---------------------
                                                      Sep. 29,     Sep. 30,     Sep. 29,     Sep. 30,
                                                        2002         2001         2002         2001
                                                      --------     --------     --------     --------
Net income .......................................    $ 16,539     $ 16,213     $ 58,659     $ 53,728
Accretion of redeemable preferred stock...........         (22)         (26)         (67)         (77)
Redeemable preferred stock dividends..............         (55)         (57)        (168)        (173)
                                                      --------     --------     --------     --------
Adjusted income applicable to common shares.......    $ 16,462     $ 16,130     $ 58,424     $ 53,478
                                                      ========     ========     ========     ========

Basic:
    Weighted average common shares outstanding....      27,564       27,878       27,742       27,826
                                                      ========     ========     ========     ========

    Earnings per common share.....................    $    .60     $    .58     $   2.11     $   1.92
                                                      ========     ========     ========     ========

Diluted:
    Weighted average common shares outstanding....      27,564       27,878       27,742       27,826
    Potential common shares for stock options
        and stock grants..........................         423          588          580          744
                                                      --------     --------     --------     --------
    Weighted average shares outstanding...........      27,987       28,466       28,322       28,570
                                                      ========     ========     ========     ========

    Earnings per common and potential
        common share..............................    $    .59     $    .57     $   2.06     $   1.87
                                                      ========     ========     ========     ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2002 Compared to Third Quarter 2001

     A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 2002 and 2001 is shown below.

                                                        Three Months Ended
                                                   ----------------------------
                                                   Sep. 29, 2002  Sep. 30, 2001
                                                   -------------  -------------
     Revenues....................................      100.0%         100.0%
                                                       -----          -----
     Costs and expenses:
        Cost of sales............................       44.0           44.3
        Selling, general and administrative......       12.2           13.0
        Depreciation and amortization............        6.7            6.3
        Interest expense.........................         .2             .3
        Other operating expenses.................       18.7           17.4
                                                       -----          -----
                                                        81.8           81.3
                                                       -----          -----
     Income before income taxes..................       18.2           18.7
     Income tax expense .........................        7.1            7.3
                                                       -----          -----
     Net income .................................       11.1%          11.4%
                                                       =====          =====

     Revenues

     Revenues increased 5.0% to $148.9 million in the third quarter of 2002 from $141.8 million in the third quarter of 2001 due primarily to an increase in the number of Company-operated restaurants. A decrease of 2.7% occurred in comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the third quarters of 2002 and 2001. During 2001, the Company opened 28 new restaurants, acquired two restaurants from a franchisee and closed four restaurants. During the first nine months of 2002, the Company opened 19 new stores, acquired three restaurants from a franchisee and closed one restaurant. Management believes that the primary factors impacting the comparable store sales decrease were a soft economic environment, and to a lesser degree, a significant increase in competition from kids' movies. Menu prices did not increase between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 81.8% in the third quarter of 2002 from 81.3% in the third quarter of 2001.

     Cost of sales decreased as a percentage of revenues to 44.0% in the third quarter of 2002 from 44.3% in the comparable period of 2001. Cost of food, beverage and related supplies as a percentage of revenues decreased to 11.9% in the third quarter of 2002 from 13.0% in the third quarter of 2001 primarily due to lower cheese costs. Cost of games and merchandise as a percentage of revenues was 4.4% in both the third quarter of 2002 and the third quarter of 2001. Store labor expenses as a percentage of revenues increased to 27.7% in the third quarter of 2002 from 26.9% in the third quarter of 2001 primarily due to the enactment of higher minimum wage rate standards in certain states and overall increases in wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in the third quarter of 2002 from 13.0% in the third quarter of 2001 due primarily to a decrease in advertising expense.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 6.7% in the third quarter of 2002 from 6.3% in the third quarter of 2001 primarily due to increased capital expenditures.

     Interest expense as a percentage of revenues decreased to .2% in the third quarter of 2002 from .3% in the third quarter of 2001 due to a reduction in outstanding debt and reduced interest rates.

     Other operating expenses increased as a percentage of revenues to 18.7% in the third quarter of 2002 from 17.4% in the third quarter of 2001 primarily due to the decline in comparable store sales and higher insurance costs.

     The Company's effective income tax rate was 38.9% in the third quarter of 2002 compared to 39.0% in the third quarter of 2001.

     Net Income

     The Company had net income of $16.5 million in the third quarter of 2002 compared to $16.2 million in the third quarter of 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $.59 per share in the third quarter of 2002 from $.57 per share in the third quarter of 2001.


First Nine Months of 2002 Compared to First Nine Months of 2001

     A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 2002 and 2001 is shown below.

                                                        Nine Months Ended
                                                   ----------------------------
                                                   Sep. 29, 2002  Sep. 30, 2001
                                                   -------------  -------------
     Revenues....................................      100.0%         100.0%
                                                       -----          -----
     Costs and  expenses:
         Cost of sales...........................       43.7           43.7
         Selling, general and administrative.....       12.2           13.2
         Depreciation and amortization...........        6.2            5.9
         Interest expense........................         .2             .4
         Other operating expenses................       17.0           16.4
                                                       -----          -----
                                                        79.3           79.6
                                                       -----          -----
     Income before income taxes..................       20.7           20.4
     Income tax expense .........................        8.0            7.9
                                                       -----          -----
     Net income .................................       12.7%          12.5%
                                                       =====          =====

     Revenues

     Revenues increased 7.3% to $464.1 million in the first nine months of 2002 from $432.4 million in the first nine months of 2001 primarily due to an increase in the number of Company-operated restaurants. Comparable store sales of the Company's Chuck E. Cheese's restaurants which were open during all of the first nine months of both 2002 and 2001 decreased 0.6%. During 2001, the Company opened 28 new restaurants, acquired two restaurants from a franchisee and closed four restaurants. During the first nine months of 2002, the Company opened 19 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. Menu prices increased approximately 0.5% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 79.3% in the first nine months of 2002 from 79.6%in the first nine months of 2001.

     Cost of sales as a percentage of revenues was 43.7% in both the first nine months of 2002 and 2001. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.3% in the first nine months of 2002 compared to 12.8% in the first nine months of 2001 due to lower cheese costs. Cost of games and merchandise decreased to 4.2% in the first nine months of 2002 from 4.4% in the first nine months of 2001 due to buying efficiencies. Store labor expenses as a percentage of revenues increased to 27.2% in the first nine months of 2002 from 26.5% in the first nine months of 2001 due to enactment of higher minimum wage rate standards in certain states and overall increases in wage rates.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in the first nine months of 2002 from 13.2% in the first nine months of 2001 due to a decrease in advertising expense and corporate overhead costs.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 6.2% in the first nine months of 2002 from 5.9% in the first nine months of 2001 primarily due to increased capital expenditures.

     Interest expense as a percentage of revenues was .2% in the first nine months of 2002 compared to .4% in the first nine months of 2001 primarily due to a reduction in debt outstanding and reduced interest rates.

     Other operating expenses increased as a percentage of revenues to 17.0% in the first nine months of 2002 from 16.4% in the first nine months of 2001 primarily due to higher insurance costs. Insurance expense increased approximately $4.9 million in the first nine months of 2002 compared to the first nine months of 2001 due to several factors including higher premiums, claim loss experience and medical costs.

     The Company's effective income tax rate was 38.9% in the first nine months of 2002 compared to 39.0% in the first nine months of 2001.

     Net Income

     The Company had net income of $58.7 million in the first nine months of 2002 compared to $53.7 million in the first nine months of 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 10.2% to $2.06 per share in the first nine months of 2002 compared to $1.87 per share in the first nine months of 2001.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $117.7 million in the first nine months of 2002 from $100.0 million in the comparable period of 2001. Cash outflows from investing activities for the first nine months of 2002 were $86.6 million primarily related to capital expenditures. Cash outflows from financing activities for the first nine months of 2002 were $27.1 million primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2002, the Company plans to add 32 to 36 stores including new stores and acquisitions of existing stores from franchisees. The Company currently anticipates its cost of opening such new stores to average approximately $2.1 million per store, which will vary depending upon many factors including the size of the stores and whether the Company acquires land or the store is an in-line or freestanding building. The Company has identified approximately 150 additional sites for traditional stores. In smaller demographic markets, the Company plans to open stores with less retail space and lower capital costs than traditional stores. The Company believes its smaller market strategy increases potential development opportunities by approximately 225 stores, resulting in an identified development potential of 375 locations. In June 2002, the Company opened its first smaller market store with approximately 6,100 square feet in Waco, Texas at a capital cost of approximately $770,000. During the first nine months of 2002, the Company opened 19 new stores and acquired three restaurants from a franchisee.

     The Company plans to complete Phase III upgrades in approximately 125 to 130 stores this year at an average cost of approximately $200,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, Sky-Tube (R) enhancements, prize area enhancements and Kid Check (R) enhancements. During the first nine months of 2002, the Company completed Phase III upgrades in 99 Company-operated stores. By the end of this year, approximately 80% of Company-operated stores will be upgraded with the remaining 64 stores to be completed in the first half of next year. The Company plans to continue to reinvest in existing stores, including a new games rotation program with additional games and rides. In addition, the Company is considering a new menu board, guest order counter improvements and salad bar and decor enhancements. The Company currently estimates that capital expenditures in 2002, including expenditures for new store openings, existing store expansions and equipment investments, will be $105 to $110 million. The
Company plans to finance these expenditures through cash flow from operations and borrowings under the Company's line of credit.

     In July 2002, the Company announced it had completed a $25 million plan to repurchase shares of the Company's common stock approved in July 2001 and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. As of September 29, 2002, the Company has purchased shares of its common stock under the new plan at an aggregate purchase price of $5.0 million. Beginning in 1993 through September 2002, the Company has repurchased 7.5 million shares of the Company's common stock at an aggregate purchase price of approximately $114.9 million.

     The Company's credit facility consists of a $75 million revolving line of credit that matures in July 2003. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 1% to 1.75%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 1%. The Company is required to comply with certain financial ratio tests during the term of the loan agreement and is in compliance with such tests. As of September 29, 2002, there was $41.1 million in borrowings under this line of credit. The Company is currently negotiating the terms of a new three-year line of credit agreement to replace the existing agreement that matures in 2003.

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality and government regulations, weather, school days and commodity, insurance and labor costs.


     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's et al., Cause No., 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California of the county of Los Angeles. On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Court denied the Plaintiff's motion for class certification. The Court subsequently granted Plaintiff's motion to amend the complaint by adding a second party to the lawsuit. On June 5, 2002, the Court denied Plaintiff's motion for class certification based upon the amended complaint. On June 25, 2002, Plaintiff filed a motion for reconsideration of the Court's two orders denying class certification. On August 15, 2002, the Court denied Plaintiff's motion to reconsider the two prior orders denying class certification. On September 24, 2002, Plaintiff filed a motion to remand the case back to the Superior Court of the State of California of the County of Los Angeles. On October 28, 2002, the Court granted Plaintiff's motion to remand the case back to state court. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.

     On June 24, 2002, a purported class action lawsuit against the Company, entitled Michelle Sajetowski v. CEC Entertainment, Inc., et al., Case No.
CV02473781 ("Sajetowski"), was filed in the Court of Common Pleas, Cayahoga County, Ohio. On August 2, 2002, the lawsuit was removed to the United Sates District Court for the Northern District of Ohio, Eastern Division. (Case No. 1:02BV1510). On August 26, 2002, Plaintiff filed an amended complaint adding allegations of violations of the Federal Fair Labor Standards Act. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in Ohio. The lawsuit alleges violations of state and federal wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.

Item 2. Changes in Securities.

     None to report during the quarter for which this report is filed.


Item 3. Defaults Upon Senior Securities.

     None to report during the quarter for which this report is filed.


Item 4. Other Information.

Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the time of such evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

Item 5. Exhibits and Reports on Form 8-K.

     a)   Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K

          None filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CEC ENTERTAINMENT, INC.



Dated: November 12, 2002                   By:  /s/ Rodney Carter
                                           -------------------------------------
                                           Rodney Carter
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER


I, Richard M. Frank, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of CEC  Entertainment,
     Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 12, 2002                          /s/ Richard M. Frank
                                           -------------------------------------
                                           Richard M. Frank
                                           Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER


I, Rodney Carter, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of CEC  Entertainment,
     Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 12, 2002                          /s/ Rodney Carter
                                           -------------------------------------
                                           Rodney Carter
                                           Chief Financial Officer