Form 10-K
period 2002-12-29
CEC ENTERTAINMENT INC
filed 2003-03-26
CIK 813920

FORM 10-K

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2) Yes |X| No |_|

     At February 10, 2003, an aggregate of 27,270,006 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

     At June 30, 2002, the aggregate market value held by non-affiliates of the registrant was $1,127,973,871.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 2003 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                    P A R T   I

Item 1.  Business

General

     CEC Entertainment, Inc. (the "Company"), was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving , Texas 75062. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on our website at WWW.CHUCKECHEESE.COM when such reports are available on the Securities and Exchange Commission website.

     The Company operated, as of February 10, 2003, 386 Chuck E. Cheese's (R) ("Chuck E. Cheese's") restaurants. In addition, as of February 10, 2003, franchisees of the Company operated 50 Chuck E. Cheese's restaurants.


Chuck E. Cheese's Restaurants

Business Development

     Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, sandwiches, appetizers and desserts and feature musical and comic entertainment by, robotic and animated characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

     The Company and its franchisees operate in a total of 47 states and four countries. The Company owns and operates Chuck E. Cheese's restaurants in 40 states and Canada. See "Item 2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes franchised restaurants and one TJ Hartford's Grille and Bar).

                                             2002           2001           2000
                                             ----           ----           ----
Average annual revenues
     per restaurant (1)                 $1,641,000     $1,634,000     $1,576,000

Number of restaurants open at end
     of period                                 384            350            324

Percent of total restaurant revenues:
     Food and beverage sales                 66.7%          68.0%          66.8%
     Game sales                              30.8%          29.5%          30.4%
     Merchandise sales                        2.5%           2.5%           2.8%

-------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (300, 275 and 254 restaurants in 2002, 2001 and 2000, respectively). All fiscal years presented consisted of 52 weeks.

     The revenues from Chuck E. Cheese's restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

     Each Chuck E. Cheese's restaurant generally employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work part-time.

     To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 2000, the Company initiated a Phase III upgrade program which generally includes a new toddler play area, skill games and rides, kiddie games and rides, Sky-Tubes(R) enhancements, and prize area enhancements with ticket counting machines. The Company completed Phase III upgrades in 28, 105 and 123 restaurants in 2000, 2001 and 2002 respectively and plans to complete the Phase III upgrade program with the upgrade of an additional 52 restaurants in 2003. In 2003, the Company also plans to initiate a game rotation plan which will have a capital cost of approximately $50,000 per store. The primary components of this initiative are to provide new and transferred games and rides and enhanced consumer marketing materials including a new menu board. The Company also plans a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide a high return on investment. The primary components of a reconfiguration include a relocation of the dining and playroom areas, expansion of the space allocated to the game room, an increase in the number of games and new exterior signage.

     The Company has expanded the customer areas of 88 restaurants since 1995, including restaurants with increased seating capacity due to an enhanced showroom package. In 2002, the Company expanded a total of four restaurants. The Company plans to continue its strategy of expanding the customer areas and seating capacity of selected restaurants in 2003. The customer area of expanded restaurants, other than restaurants with increased seating capacity due to an enhanced showroom package, is typically increased by an average of 1,000 to 4,000 square feet per store.

     The Company has added 35, 30 and 31 Company-operated Chuck E. Cheese's restaurants in 2002, 2001 and 2000, respectively, including restaurants acquired from franchisees. The Company anticipates adding approximately 35 to 40 new restaurants  in 2003  through a  combination  of  opening  new  restaurants  and acquiring existing franchise restaurants. The Company has identified approximately 150 additional market areas for traditional restaurants. In smaller demographic markets, the Company plans to open restaurants with less retail space and lower capital costs than traditional restaurants. The Company believes its smaller market strategy increases potential development opportunities by approximately 200 restaurants resulting in an identified development potential of 350 restaurants. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

     The Company believes its ownership of trademarks to the names and character likenesses featured in the operation of its restaurants to be an important competitive advantage.


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

     Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, a toddler play area, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling ("SkyTubes(R)") or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's customer area. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. Tokens are used to play the games and rides in the playroom.

Food and Beverage Products

     Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar, sandwiches, appetizers and desserts. Soft drinks, coffee and tea are also served, along with beer and wine primarily where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

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

Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At February 10, 2003, 50 Chuck E. Cheese's restaurants were operated by a total of 32 different franchisees, as compared to 52 of such restaurants at February 11, 2002. Expansion rights have been granted to open 12 franchised restaurants. The Company is not granting additional United States franchises.

     The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2003.

     The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the "Association"), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese's restaurants, to serve as an advisory council to CEC Entertainment, Inc. and to plan and approve contributions to and expenditures from the Advertising Fund [a fund established and managed by the Association which pays the costs of system-wide advertising] and the Entertainment Fund [a fund established and managed by the Association to further develop and improve entertainment attractions]. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five (5) members appointed by the Company and five (5) members elected by the franchisees.

     The franchise agreements governing existing franchised Chuck E. Cheese's restaurants in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund of the Association an amount equal to 2.9% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 1% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits which may be incurred by the Association.

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

TJ Hartford's

     In 2001, the Company opened a full service casual dining restaurant named TJ Hartford's Grille and Bar aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages in a relaxed upscale entertaining atmosphere.

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


Employees

     The Company's employment varies seasonally, with the greatest number being employed during the summer months. On February 10, 2003, the Company employed approximately 15,201 employees, including 14,831 in the operation of Chuck E. Cheese's and TJ Hartford's restaurants and 370 employed by the Company in the Company's executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 2.  Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of February 10, 2003.

                                                      Chuck E.
               Domestic                               Cheese's
               --------                               --------
               Alabama                                      5
               Arkansas                                     4
               California                                  58
               Colorado                                     6
               Connecticut                                  6
               Delaware                                     2
               Florida                                     22
               Georgia                                     15
               Idaho                                        1
               Illinois                                    20
               Indiana                                      8
               Iowa                                         4
               Kansas                                       4
               Kentucky                                     2
               Louisiana                                    7
               Maryland                                    12
               Maine                                        1
               Massachusetts                               11
               Michigan                                    15
               Minnesota                                    5
               Mississippi                                  2
               Missouri                                     7
               Nevada                                       4
               Nebraska                                     2
               New Hampshire                                2
               New Jersey                                  14
               New Mexico                                   1
               New York                                    15
               North Carolina                               6
               Ohio                                        17
               Oklahoma                                     3
               Pennsylvania                                17
               Rhode Island                                 1
               South Carolina                               4
               South Dakota                                 1
               Tennessee                                   10
               Texas                                       49
               Virginia                                    10
               Washington                                   2
               Wisconsin                                    8
                                                         ----
                                                          383
                                                         ----
               International
               -------------
               Canada                                       3
                                                         ----

                                                          386
                                                         ====

     Of the 386 Chuck E. Cheese's restaurants owned by the Company as of February 10, 2003, 338 occupy leased premises and 48 occupy owned premises. The leases of these restaurants will expire at various times from 2003 to 2028, as described in the table below.


         Year of                   Number of            Range of Renewal
        Expiration                Restaurants            Options (Years)
        ----------                -----------           ----------------

          2003                         12                  None to  5
          2004                         32                  None to 15
          2005                         30                  None to 10
          2006                         29                  None to 15
          2007 and thereafter         235                  None to 20


     The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $4.00 to $32.00 per square foot, subject to periodic adjustment. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


Item 3.  Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's et al., Cause No., 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California of the county of Los Angeles (the "State Court"). On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California (the "Federal Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Federal Court denied the Plaintiff's motion for class certification. The Federal Court subsequently granted Plaintiff's motion to amend the complaint by adding a second party to the lawsuit. On June 5, 2002, the Federal Court denied Plaintiff's motion for class certification based upon the amended complaint. On June 25, 2002, the Federal Court granted Plaintiff's motion for reconsideration of its two orders denying class certification. On August 15, 2002, the Federal Court denied Plaintiff's motion to reconsider the two prior orders denying class certification. On September 24, 2002, Plaintiff filed a motion to remand the case back to the State Court. On October 28, 2002, the Federal Court granted Plaintiff's motion to remand the case back to State Court. The Company believes the lawsuit is without merit and intends to vigorously defend against it and believes that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.

     On June 24, 2002, a purported class action lawsuit against the Company, entitled Michelle Sajetowski v. CEC Entertainment, Inc., et al., Case No.
CV02473781 ("Sajetowski"), was filed in the Court of Common Pleas, Cayahoga County, Ohio. On August 2, 2002, the lawsuit was removed to the United States District Court for the Northern District of Ohio, Eastern Division. (Case No. 1:02BV1510). On August 26, 2002, Plaintiff filed an amended complaint adding allegations of violations of the Federal Fair Labor Standards Act. The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in Ohio. The lawsuit alleges violations of state and federal wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On December 23, 2002, the parties agreed to settle this litigation for a de minimus amount subject to the filing of an amended complaint and approval by the court. On January 20, 2003, Plaintiff filed a second amended complaint deleting the class action allegations and reducing the claimants in the lawsuit to one restaurant manager.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                   P A R T   I I


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     As of February 10, 2003, there were an aggregate of 27,270,006 shares of the Company's Common Stock outstanding and approximately 3,215 stockholders of record.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CEC". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:


                                           High            Low
                                           ----            ---
        2002
                  - 1st quarter          $ 49.95         $ 41.83
                  - 2nd quarter            49.37           40.00
                  - 3rd quarter            42.43           32.90
                  - 4th quarter            35.80           23.90


        2001
                  - 1st quarter          $ 44.42         $ 30.31
                  - 2nd quarter            55.50           39.75
                  - 3rd quarter            49.49           30.70
                  - 4th quarter            44.79           31.95




     The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 29, 2002 in the amount of $1.20 per share will be paid on March 28, 2003.

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

Item 6.  Selected Financial Data.


                                                           2002        2001        2000        1999        1998
                                                          -----       -----       -----       -----       -----
                                                              (Thousands, except per share and store data)
Operating results (1):

Revenues .............................................  $602,201    $562,227    $506,111    $440,904    $379,427
Costs and expenses....................................   488,541     457,023     415,377     368,578     324,395
                                                        --------    --------    --------    --------    --------
Income before income taxes   .........................   113,660     105,204      90,734      72,326      55,032
Income taxes..........................................    44,134      41,029      35,379      27,954      21,302
                                                        --------    --------    --------    --------    --------

Net income............................................  $ 69,526    $ 64,175    $ 55,355    $ 44,372    $ 33,730
                                                        ========    ========    ========    ========    ========

Per Share (2):
   Basic:
     Net income  .....................................  $   2.50    $   2.30    $   2.04    $   1.63    $   1.23
     Weighted average shares outstanding..............    27,674      27,816      26,999      27,004      27,093

   Diluted:
     Net income ......................................  $   2.46    $   2.24    $   1.98    $   1.58    $   1.20
     Weighted average shares outstanding..............    28,175      28,514      27,839      27,922      27,810

Cash flow data:
   Cash provided by operations........................  $133,344    $119,497    $ 94,085    $ 78,528    $ 68,614
   Cash used in investing activities..................  (109,860)   (108,807)    (85,933)   (100,344)    (65,622)
   Cash provided by (used in) financing activities....   (14,952)    (14,308)     (3,583)     21,337      (7,057)

Balance sheet data:
   Total assets.......................................  $539,703    $459,485    $389,375    $325,168    $252,228
   Long-term obligations (including current portion
     and redeemable preferred stock)..................    69,791      59,285      57,288      63,369      31,911
   Shareholders' equity...............................   384,668     337,236     282,272     221,228     183,949

Number of restaurants at year end:
     Company operated.................................       384         350         324         294         271
     Franchise........................................        50          52          55          55          54
                                                        --------    --------    --------    --------    --------
                                                             434         402         379         349         325
                                                        ========    ========    ========    ========    ========

----------------------

(1) All fiscal years presented were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                   2002       2001       2000
                                                 --------   --------   --------
   Revenues ...................................   100.0%     100.0%     100.0%
                                                  ------     ------     ------
   Costs and expenses:
       Cost of sales...........................    44.2%      44.5%      44.6%
       Selling, general and administrative.....    12.7%      13.4%      14.2%
       Depreciation and amortization...........     6.5%       6.1%       6.6%
       Interest expense........................      .2%        .4%        .7%
       Other operating expenses................    17.5%      16.9%      16.0%
                                                  ------     ------     ------
                                                   81.1%      81.3%      82.1%
                                                  ------     ------     ------
   Income before income taxes..................    18.9%      18.7%      17.9%
                                                  ======     ======     ======


     2002 Compared to 2001

     Revenues

     Revenues increased 7.1% to $602.2 million in 2002 from $562.2 million in 2001 due to new restaurants. The Company opened 32 new restaurants, acquired three restaurants from franchisees and closed one restaurant in 2002. Sales of the Company's Chuck E. Cheese's restaurants which were open during all of 2002 and 2001 ("comparable store sales") decreased 1.0%. The Company completed Phase III upgrades in 105 restaurants in 2001 and 123 restaurants in 2002. Average annual revenues per restaurant increased to approximately $1,641,000 in 2002 from approximately $1,634,000 in 2001. Menu prices increased 0.4% between the two years.

     Revenues from franchise fees and royalties were $3.2 million in both 2002 and 2001. One new franchise restaurant opened and three franchise restaurants were acquired by the Company during 2002. Franchise comparable store sales decreased 0.4% in 2002.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.1% in 2002 from 81.3% in 2001.

     Cost of sales as a percentage of revenues decreased to 44.2% in 2002 from 44.5% in 2001. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 12.2% in 2002 from 12.8% in 2001 primarily due to lower cheese costs. Cost of games and merchandise decreased to 4.2% in 2002 from 4.4% in 2001 due to buying efficiencies. Restaurant labor expenses as a percentage of revenues increased to 27.8% in 2002 from 27.3% in 2001 primarily due to the decrease in comparable store sales and higher average wage rates.

     Selling, general and administrative expenses as a percentage of revenues declined to 12.7% in 2002 from 13.4% in 2001 primarily due to scale efficiencies in advertising expense and corporate overhead costs.


     Depreciation and amortization expense as a percentage of revenues increased to 6.5% in 2002 from 6.1% in 2001 primarily due to increased capital expenditures and the decrease in comparable store sales.

     Interest expense as a percentage of revenues was 0.2% in 2002 compared to 0.4% in 2001 primarily due to a reduction in interest rates.

     Other operating expenses increased as a percentage of revenues to 17.5% in 2002 from 16.9% in 2001 primarily due to higher insurance costs. Insurance expense increased approximately $5.3 million in 2002 compared to 2001 due to several factors including higher premiums, claim loss experience and medical costs.

     The Company's effective income tax rate was 38.8% in 2002 and 39.0% in 2001 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $69.5 million in 2002 compared to $64.2 million in 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $2.46 per share in 2002 compared to $2.24 per share in 2001.

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

     Revenues from franchise fees and royalties were $3.2 million in 2001 compared to $3.3 million in 2000 primarily due to the closing of two franchise restaurants and the acquisition of two franchise restaurants by the Company in 2001. One new franchise restaurant opened during 2001. Franchise comparable store sales increased 3.9% in 2001.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.3% in 2001 from 82.1% in 2000.

     Cost of sales as a percentage of revenues decreased to 44.5% in 2001 from 44.6% in 2000. Cost of food, beverage, and related supplies as a percentage of revenues increased to 12.8% in 2001 from 12.7% in 2000. The impact of higher cheese costs was largely offset by the increase in menu prices. Cost of games and merchandise decreased to 4.4% in 2001 from 5.0% in 2000 due to adjusted ticket price categories. Restaurant labor expenses as a percentage of revenues increased slightly to 27.3% in 2001 from 26.9% in 2000 primarily due to higher average wage rates.

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

     Interest expense as a percentage of revenues was 0.4% in 2001 compared to 0.7% in 2000 primarily due to a reduction in interest rates.

     Other operating expenses increased as a percentage of revenues to 16.9% in 2001 from 16.0% in 2000 primarily due to higher insurance costs and utility expenses. Based on an ongoing review of insurance loss claims, the Company recognized an additional $3.1 million in insurance expense in 2001.

     The Company's effective income tax rate was 39.0% in both 2001 and 2000.

     Net Income

     The Company had net income of $64.2 million in 2001 compared to $55.4 million in 2000 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $2.24 per share in 2001 compared $1.98 per share in 2000.

     Significant Accounting Policies and Estimates

     In preparing the Company's financial statements, management is required to make ongoing estimates and judgments based on the information available. Management believes the following critical accounting policies require the most significant estimates and judgments.

     The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self insurance retention programs, including reported losses in the process of settlement and unreported losses incurred but not reported. The estimate is based on loss development factors developed through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which the differences are identified. Significant increases in insurance losses could have a material adverse impact on future operating results.

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

     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $133.3 million in 2002 from $119.5 million in 2001. Cash outflow from investing activities for 2002 was $109.9 million primarily related to capital expenditures. Cash outflow from financing activities in 2002 was $15.0 million primarily related to repurchase of the Company's common stock net of proceeds received from the line of credit and the exercise of stock options. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2003, the Company plans to add 35 to 40 restaurants including new restaurants and the acquisition of existing restaurants from franchisees. The Company currently anticipates its cost of opening new restaurants in large markets to average approximately $2.4 million per store which will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the store is an in-line or free-standing building. The Company has identified approximately 150 additional market areas for traditional restaurants. In smaller demographic markets, the Company plans to open restaurants with less retail space and lower capital costs than traditional restaurants. The Company believes its smaller market strategy increases potential development opportunities by approximately 200 restaurants resulting in an identified development potential of 350 restaurants. In 2002, the Company opened three smaller market restaurants averaging less than 6,900 square feet at an average capital cost of approximately $700,000 per store. The Company believes approximately 60% of the new restaurants opened in 2003 will be in large market areas with the remaining new restaurants opened in small markets. During 2002, the Company opened 32 new restaurants, including three smaller market restaurants, and acquired three restaurants from a franchisee.

     In addition to such new store openings, the Company has initiated several strategies to increase revenues and earnings over the long-term. In 2003, the Company plans to complete its Phase III upgrade program with the upgrade of an additional 52 restaurants. The average cost of a Phase III upgrade is approximately $205,000 to $215,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. In 2003, the Company also plans to initiate a game rotation plan which will have a capital cost of approximately $50,000 per store. The primary components of this initiative are to provide new and transferred games and rides and enhanced consumer marketing materials including a new menu board. The Company also plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide a high return on investment. The major components of a reconfiguration include a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room, an increase in the number of games and new exterior signage. During 2002, the Company opened 32 new restaurants, expanded the customer area of four restaurants and completed Phase III upgrades in 123 restaurants. The Company currently estimates that capital expenditures in 2003, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $90 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     In July 2002, the Company announced it had completed a $25 million plan to repurchase shares of the Company's common stock approved in July 2001 and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. As of February 10, 2003, the Company has purchased shares of its common stock under the $25 million plan approved in July 2002 at an aggregate purchase price of approximately $14.4 million. Beginning in 1993 through February 10, 2003, the Company has repurchased 7.8 million shares of the Company's common stock on the open market at an aggregate purchase price of $124.3 million.

     In 2002, the Company entered into a new line of credit agreement which provides borrowings of up to $100 million and matures in 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus .75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus .875%. As of February 10, 2003, there was $42.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the term of the loan agreement.

     The following are contractual cash obligations of the Company as of December 29, 2002 (thousands):

                                                   Cash Obligations Due by Year
                                 ----------------------------------------------------------------
                                   Total      2003       2004       2005       2006    Thereafter
                                   -----      ----       ----       ----       ----    ----------
Operating leases...............  $333,502   $ 49,552   $ 47,988   $ 44,685   $ 41,575   $149,702
Revolving line of credit.......    62,000                           62,000
Capital lease obligations......       624        214        214        196
Redeemable preferred stock.....     2,797                            2,797
                                 --------   --------   --------   --------   --------   --------
                                 $398,923   $ 49,766   $ 48,202   $109,678   $ 41,575   $149,702
                                 ========   ========   ========   ========   ========   ========

     In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $11.7 million as of December 29, 2002 will be paid as follows:
$6.9 million to be paid in 2003 and the remainder paid over the six year period from 2004 - 2009.

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance and labor costs.


Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.  Financial Statements and Supplementary Data

                             CEC ENTERTAINMENT, INC.
                YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001
                              AND DECEMBER 31, 2000

                                    CONTENTS






                                                                      Page
                                                                      ----
Independent auditors' report.........................................   15
Consolidated financial statements:
     Consolidated balance sheets.....................................   16
     Consolidated statements of earnings and comprehensive income....   17
     Consolidated statements of shareholders' equity.................   18
     Consolidated statements of cash flows...........................   19
     Notes to consolidated financial statements......................   20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.







/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 17, 2003


                                             CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                         (Thousands, except share data)

                                                                                    December 29,  December 30,
                                                                                        2002          2001
                                                                                    ------------  ------------
     ASSETS

     Current assets:
        Cash and cash equivalents..................................................   $  12,214    $   3,682
        Accounts receivable, net...................................................      11,270       11,603
        Inventories................................................................      10,716        9,556
        Prepaid expenses...........................................................       5,500        4,794
        Deferred tax asset.........................................................       1,319        1,234
                                                                                      ---------    ---------
           Total current assets....................................................      41,019       30,869
                                                                                      ---------    ---------
     Property and equipment, net...................................................     493,533      423,267
                                                                                      ---------    ---------

     Other assets:
        Assets held for resale.....................................................                    2,231
        Notes receivable from related parties .....................................       3,825        2,055
        Other .....................................................................       1,326        1,063
                                                                                      ---------    ---------
                                                                                          5,151        5,349
                                                                                      ---------    ---------
                                                                                      $ 539,703    $ 459,485
                                                                                      =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Current portion of long-term debt..........................................   $     143    $     121
        Accounts payable and accrued liabilities...................................      43,002       39,738
                                                                                      ---------    ---------
           Total current liabilities...............................................      43,145       39,859
                                                                                      ---------    ---------
     Long-term debt, less current portion..........................................      62,349       51,942
                                                                                      ---------    ---------
     Deferred rent.................................................................       4,086        3,401
                                                                                      ---------    ---------
     Deferred tax liability........................................................      38,156       19,825
                                                                                      ---------    ---------
     Other accrued liabilities.....................................................       4,750        4,750
                                                                                      ---------    ---------
     Commitments and contingencies
     Redeemable preferred stock, $60 par value, redeemable for
        $2,797 in 2005 ............................................................       2,549        2,472
                                                                                      ---------    ---------

     Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000 shares;
          35,669,773 and 35,325,273 shares issued, respectively ...................       3,567        3,533
        Capital in excess of par value.............................................     201,936      192,041
        Retained earnings .........................................................     308,277      239,070
        Accumulated other comprehensive loss.......................................         (91)        (178)
        Less treasury shares of 8,409,169 and 7,586,106, respectively, at cost.....    (129,021)     (97,230)
                                                                                      ---------    ---------
                                                                                        384,668      337,236
                                                                                      ---------    ---------
                                                                                      $ 539,703    $ 459,485
                                                                                      =========    =========

                                 See notes to consolidated financial statements.


                                       CEC ENTERTAINMENT, INC.
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE INCOME
                                 (Thousands, except per share data)

                                                                         Fiscal Year
                                                             -----------------------------------
                                                                2002         2001         2000
                                                             ---------    ---------    ---------

Food and beverage revenues...............................    $ 400,119    $ 380,014    $ 336,062
Games and merchandise revenues...........................      198,466      178,766      166,566
Franchise fees and royalties.............................        3,188        3,173        3,252
Interest income, including related party income
  of $404, $181 and $105, respectively ..................          428          274          231
                                                             ---------    ---------    ---------
                                                               602,201      562,227      506,111
                                                             ---------    ---------    ---------
Costs and expenses:
     Cost of sales.......................................      266,357      250,138      225,748
     Selling, general and administrative expenses........       76,621       75,275       71,944
     Depreciation and amortization.......................       39,243       34,397       33,410
     Interest expense....................................        1,201        2,036        3,546
     Other operating expenses............................      105,119       95,177       80,729
                                                             ---------    ---------    ---------
                                                               488,541      457,023      415,377
                                                             ---------    ---------    ---------

Income before income taxes...............................      113,660      105,204       90,734

Income taxes     ........................................       44,134       41,029       35,379
                                                             ---------    ---------    ---------

Net income...............................................       69,526       64,175       55,355

Other comprehensive income (loss), net of tax:
     Foreign currency translation........................           87         (148)         (72)
                                                             ---------    ---------    ---------
Comprehensive income.....................................    $  69,613    $  64,027    $  55,283
                                                             =========    =========    =========

Earnings per share:
Basic:
     Net income  ........................................    $    2.50    $    2.30    $    2.04
                                                             =========    =========    =========
     Weighted average shares outstanding.................       27,674       27,816       26,999
                                                             =========    =========    =========
Diluted:
     Net income  ........................................    $    2.46    $    2.24    $    1.98
                                                             =========    =========    =========
     Weighted average shares outstanding.................       28,175       28,514       27,839
                                                             =========    =========    =========



                           See notes to consolidated financial statements.


                                                 CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (Thousands, except per share data)


                                                       Fiscal Year - Amounts                 Fiscal Year-Shares
                                                -----------------------------------      ---------------------------
                                                   2002         2001         2000          2002      2001      2000
                                                  ------       ------       ------        ------    ------    ------
Common stock and capital in
  excess of par value:
   Balance, beginning of year...............    $ 195,574    $ 181,287    $ 169,973       35,325    34,585    33,791
   Stock options exercised..................        6,367       10,547        8,727          338       785       789
   Tax benefit from exercise
     of stock options and stock grants......        3,265        4,174        2,432
   Stock issued under 401(k) plan...........          297          176          155            7         5         5
   Treasury stock retired and
     reserved for 401(k) plan...............                      (610)                                (50)
                                                ---------    ---------    ---------      -------   -------   -------

   Balance, end of year.....................      205,503      195,574      181,287       35,670    35,325    34,585
                                                ---------    ---------    ---------      =======   =======   =======

Retained earnings:
   Balance, beginning of year...............      239,070      175,217      120,194
   Net income...............................       69,526       64,175       55,355
   Redeemable preferred stock accretion.....          (95)         (91)        (100)
   Redeemable preferred stock
     dividend, $4.80 per share..............         (224)        (231)        (232)
                                                ---------    ---------    ---------
   Balance, end of year.....................      308,277      239,070      175,217
                                                ---------    ---------    ---------

Deferred compensation:
   Balance, beginning of year...............                                   (759)
   Amortization of deferred compensation....                                    759
                                                                          ---------
   Balance, end of year.....................
                                                                          ---------

Accumulated other comprehensive income:
   Balance, beginning of year...............         (178)         (30)          42
   Foreign currency translation.............           87         (148)         (72)
                                                ---------    ---------    ---------
   Balance, end of year.....................          (91)        (178)         (30)
                                                ---------    ---------    ---------

Treasury shares:
   Balance, beginning of year...............      (97,230)     (74,202)     (68,222)       7,586     7,040     6,778
   Treasury stock acquired..................      (31,791)     (23,638)      (5,980)         823       596       262
   Treasury stock retired and
     reserved for 401(k) plan...............                       610                                 (50)
                                                ---------    ---------    ---------      -------   -------   -------
   Balance, end of year.....................     (129,021)     (97,230)     (74,202)       8,409     7,586     7,040
                                                ---------    ---------    ---------      =======   =======   =======

Total shareholders' equity..................    $ 384,668    $ 337,236    $ 282,272
                                               ==========    =========    =========





                                     See notes to consolidated financial statements.


                                            CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands)

                                                                                    Fiscal Year
                                                                          --------------------------------
                                                                             2002        2001        2000
                                                                            -----       -----       -----
Operating activities:
Net income.............................................................   $ 69,526    $ 64,175    $ 55,355
Adjustments to reconcile net income to cash provided by
 operations:
   Depreciation and amortization ......................................     39,243      34,397      33,410
   Deferred income tax expense ........................................     18,246      12,088       5,112
   Tax benefit from exercise of stock options and stock grants ........      3,265       4,174       2,432
   Compensation expense under stock grant plan.........................                                759
   Other...............................................................      1,333         836        (752)
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities...............................................      1,731       3,827      (2,231)
                                                                          --------    --------    --------
      Cash provided by operations......................................    133,344     119,497      94,085
                                                                          --------    --------    --------

Investing activities:
   Purchases of property and equipment.................................   (108,126)   (111,202)    (95,076)
   Proceeds from dispositions of property and equipment................                    297         835
   Payments received on notes receivable...............................      2,201       2,677         826
   Additions to notes receivable.......................................     (3,971)     (3,206)     (1,854)
   Change in other assets..............................................       (426)        647         327
   Sale of assets held for resale......................................        462       1,980       9,009
                                                                          --------    --------    --------
      Cash used in investing activities ...............................   (109,860)   (108,807)    (85,933)
                                                                          --------    --------    --------

Financing activities:
   Proceeds from debt and line of credit...............................     52,375      37,100      36,098
   Payments on debt and line of credit.................................    (41,946)    (38,169)    (42,262)
   Redeemable preferred stock dividends................................       (224)       (231)       (233)
   Acquisition of treasury stock.......................................    (31,791)    (23,638)     (5,980)
   Exercise of stock options...........................................      6,367      10,547       8,727
   Other...............................................................        267          83          67
                                                                          --------    --------    --------
      Cash used in financing activities................................    (14,952)    (14,308)     (3,583)
                                                                          --------    --------    --------

Increase (decrease) in cash and cash equivalents.......................      8,532      (3,618)      4,569
Cash and cash equivalents, beginning of year...........................      3,682       7,300       2,731
                                                                          --------    --------    --------
Cash and cash equivalents, end of year.................................   $ 12,214    $  3,682    $  7,300
                                                                          ========    ========    ========








                                See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies:

     Operations: CEC Entertainment, Inc. and its subsidiaries (the "Company") operates and franchises family restaurant/entertainment centers as Chuck E. Cheese's restaurants.

     Fiscal year: The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2002, 2001 and 2000 are for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively. Fiscal years 2002, 2001 and 2000 each consisted of 52 weeks.

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

     Property and equipment, depreciation and amortization: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to 20 years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally ranging from 10 to 20 years. All pre-opening costs are expensed as incurred.

     Franchise   fees  and  royalties:   Franchise  fees  are  recognized   upon
fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

     Advertising costs: Production costs for commercials are expensed in the year in which the commercials are initially aired. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $24.4 million, $24.0 million and $22.0 million in 2002, 2001 and 2000, respectively.

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

     Reclassifications: Certain reclassifications of 2001 and 2000 amounts have been made to conform to the 2002 presentation.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1.  Summary of significant accounting policies (continued):

     Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The disclosure provisions of SFAS 148 are effective for the Company's first quarter of fiscal 2003. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock compensation plans and has disclosed the proforma effects of SFAS 123 (Note 15). The adoption of SFAS 148 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which becomes effective in the third quarter of 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Beginning on the first day of fiscal 2003, the Company will consolidate the financial statements of the International Association of CEC Entertainment, Inc. (the "Association"), a related party (Note 3), in accordance with FIN 46. The consolidation of the Association is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     Accounting for the Impairment or Disposal of Long-Lived Assets: The Company has adopted Statement of Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Although adoption of SFAS 144 did not have any significant effects in fiscal 2002, store closings in the future could be presented as discontinued operations under SFAS 144.


2.  Accounts receivable:

                                                     2002          2001
                                                    ------        ------
                                                           (thousands)

    Trade........................................  $  2,495      $  2,648
    Income tax receivable........................     3,915         2,867
    Vendor rebates receivable....................     3,108         3,142
    Construction allowances from landlords.......       779           831
    Other........................................       973         2,115
                                                   --------      --------
                                                   $ 11,270      $ 11,603
                                                   ========      ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.  Notes receivable and related party transactions:

     The Company and its franchisees contribute a percentage of revenues ("Assessments") to the Association, a related party, to develop entertainment attractions and produce and communicate system wide advertising. The Association has ten directors, five of whom are also employees of the Company. The Company has granted two separate operating lines of credit to the Association. In December 2002, the lines were renewed to provide the Association with available borrowings of $6.0 million at interest of prime plus 2.0% (6.25% at December 29, 2002) and are due December 31, 2003. At December 29, 2002 and December 30, 2001, approximately $3,825,000 and $2,037,000, respectively, were outstanding under these lines of credit. The Company also had accounts payable to the Association of $2,475,000 and $1,341,000 at December 29, 2002 and December 30, 2001 for
December and other assessments.

     In addition, the Company has notes receivable from franchisees which have various terms, but most are payable in monthly installments of principal and interest through 2004, with interest rates of 12.0%. Notes receivable from franchisees are fully reserved with allowances for doubtful collection of $50,227 and $50,897 at December 29, 2002 and December 30, 2001, respectively.

4.  Property and equipment:

                                                             2002        2001
                                                            ------      ------
                                                               (thousands)

  Land................................................... $  36,329   $  25,948
  Leasehold improvements.................................   263,625     232,351
  Buildings .............................................    44,186      30,393
  Furniture, fixtures and equipment......................   299,251     258,661
  Property leased under capital leases (Note 7)..........       449         449
                                                          ---------   ---------
                                                            643,840     547,802
  Less accumulated depreciation and amortization.........  (169,836)   (151,891)
                                                          ---------   ---------
      Net property and equipment in service..............   474,004     395,911
  Construction in progress...............................     7,305      11,137
  Game and restaurant equipment held for future service..    12,224      16,219
                                                          ---------   ---------
                                                          $ 493,533   $ 423,267
                                                          =========   =========

     In 2002, the Company sold assets held for resale for approximately $462,000 and the remaining balance of $1.8 million were reclassified to property and equipment.

5.  Accounts payable and accrued liabilities:

                                                    2002         2001
                                                   ------       ------
                                                       (thousands)
     Current:
       Accounts payable...............            $ 19,933     $ 19,906
       Salaries and wages.............               7,630        7,723
       Insurance......................               6,896        3,588
       Taxes, other than income.......               5,488        5,708
       Other..........................               3,055        2,813
                                                  --------     --------
                                                  $ 43,002     $ 39,738
                                                  ========     ========
     Long-term:
       Insurance......................            $  4,750     $  4,750
                                                  ========     ========

     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insurance retention programs for general liability, workers compensation, health benefits and certain other insurable risks.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  Long-term debt:

                                                           2002        2001
                                                          ------      ------
                                                             (thousands)
   Revolving bank loan, prime or LIBOR
      plus .75% to 1.5%,  due December 2005 .........    $ 62,000
   Revolving bank loan, prime or LIBOR
      plus 1.0% to 1.75% due July 2003...............                $ 51,450
   Obligations under capital leases (Note 7).........         492         613
                                                         --------    --------
                                                           62,492      52,063
   Less current portion..............................        (143)       (121)
                                                         --------    --------
                                                         $ 62,349    $ 51,942
                                                         ========    ========


     In 2002, the Company entered into a new line of credit agreement which provides the Company with a revolving credit facility of $100 million and matures in 2005. Proceeds from the new facility were used to pay the Company's previous line of credit. Interest under the new line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (4.25% at December 29, 2002) or, at the Company's option, LIBOR (1.42% at December 29, 2002) plus 0.875%. A 0.225% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on long-term debt was 3.1% and 6.5% in 2002 and 2001, respectively. The Company capitalized interest costs of $176,000, $306,000 and $670,000 in 2002, 2001 and 2000,
respectively.


7.  Commitments and contingencies:

     The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

     Scheduled annual maturities of the obligations for capital and operating leases as of December 29, 2002, are as follows:

    Years                                               Capital    Operating
   -------                                              -------    ---------
                                                             (thousands)

   2003...............................................   $  214    $  49,552
   2004...............................................      214       47,988
   2005...............................................      196       44,685
   2006...............................................                41,575
   2007...............................................                36,174
   2008-2028 (aggregate payments).....................               113,528
                                                         ------    ---------
   Minimum future lease payments .....................      624    $ 333,502
                                                                   =========
   Less amounts representing interest.................     (132)
                                                         ------
   Present value of future minimum lease payments.....      492
   Less current portion...............................     (143)
                                                         ------
   Long-term capital lease obligation.................   $  349
                                                         ======

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Commitments and contingencies (continued):

     Deferred rent is provided to recognize the minimum rent expense on a straight-line basis when rental payments are not made on such basis. Certain of the Company's real estate leases require payment of contingent rent based on a percentage of sales. The Company's rent expense is comprised of the following:

                                           2002        2001        2000
                                          ------      ------      ------
                                                    (thousands)
      Minimum.........................   $ 51,195    $ 47,884    $ 43,019
      Contingent......................        330         452         447
                                         --------    --------    --------
                                         $ 51,525    $ 48,336    $ 43,466
                                         ========    ========    ========

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


8.  Redeemable preferred stock:

     As of December 29, 2002 and December 30, 2001, the Company had 46,610 and 47,037 shares, respectively, of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 29, 2002, one quarterly dividend, totaling $55,932 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value of the redemption price and is being accreted on the straight-line basis, which approximates the interest method. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders will be able to elect a majority of the directors of the Company. In 2002, the Company reacquired 427 shares of its redeemable preferred stock.


9.  Franchise fees and royalties:

     At December 29, 2002, 50 Chuck E. Cheese's restaurants were operated by a total of 32 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Franchise fees included in revenues were $240,000, $114,000, and $253,000 in 2002, 2001 and 2000, respectively.


10.  Cost of sales:

                                               2002         2001         2000
                                              -----        -----        -----
                                                        (thousands)

  Food, beverage and related supplies....   $  73,690    $  72,006    $  64,169
  Games and merchandise..................      25,490       24,871       25,371
  Labor..................................     167,177      153,261      136,208
                                            ---------    ---------    ---------
                                            $ 266,357    $ 250,138    $ 225,748
                                            =========    =========    =========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Income taxes:

     The significant components of income tax expense are as follows:

                                                                      2002         2001       2000
                                                                   -------      -------     ------
                                                                               (thousands)
 Current expense:

     Federal..................................................    $ 18,571    $ 20,957    $ 23,439
     State....................................................       4,052       3,810       4,396
     Tax benefit from exercise of stock options and grants....       3,265       4,174       2,432
                                                                  --------    --------    --------
       Total current expense..................................      25,888      28,941      30,267
 Deferred expense:
     Temporary differences ...................................      18,246      12,088       5,112
                                                                  --------    --------    --------
                                                                  $ 44,134    $ 41,029    $ 35,379
                                                                  ========    ========    ========


     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                      2002        2001
                                                     ------      ------
                                                        (thousands)
Current deferred tax asset:
    Accrued vacation............................    $    766    $    676
    Unearned gift certificates .................         406         418
    Other.......................................         147         140
                                                    --------    --------
                                                    $  1,319    $  1,234
                                                    ========    ========

Non-current deferred tax asset (liability):
    Deferred rent...............................    $  1,580    $  1,311
    Unearned franchise fees.....................          92         112
    Depreciation................................     (39,471)    (21,285)
    Other.......................................        (357)         37
                                                    --------    --------
                                                    $(38,156)   $(19,825)
                                                    ========    ========

A reconciliation of the statutory rate to taxes provided is as follows:

                                                     2002      2001      2000
                                                    -----     -----     -----
Federal statutory rate............................   35.0%     35.0%     35.0%
State income taxes, net of federal benefit........    3.9%      3.9%      3.8%
Other.............................................    (.1)%      .1%       .2%
                                                    -----     -----     -----
Effective tax rate................................   38.8%     39.0%     39.0%
                                                    =====     =====     =====


12.  Fair value of financial instruments:

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

                                                                       2002        2001        2000
                                                                      ------      ------      ------

Net income.........................................................  $ 69,526    $ 64,175    $ 55,355
Accretion of redeemable preferred stock............................       (95)        (91)       (100)
Redeemable preferred stock dividends...............................      (224)       (231)       (232)
                                                                     --------    --------    --------
Net income applicable to common shares.............................  $ 69,207    $ 63,853    $ 55,023
                                                                     ========    ========    ========

Basic:
   Weighted average common shares outstanding......................    27,674      27,816      26,999
                                                                     ========    ========    ========
   Earnings per common share.......................................  $   2.50    $   2.30    $   2.04
                                                                     ========    ========    ========

Diluted:
   Weighted average common shares outstanding......................    27,674      27,816      26,999
   Potential common shares for stock options and stock grants......       501         698         840
                                                                     --------    --------    --------
   Weighted average shares outstanding.............................    28,175      28,514      27,839
                                                                     ========    ========    ========
   Earnings per common and potential common shares.................  $   2.46    $   2.24    $   1.98
                                                                     ========    ========    ========





14.  Supplemental cash flow information:

                                                2002      2001      2000
                                               ------    ------    ------
                                                       (thousands)
         Cash paid during the year for:
            Interest.......................   $ 1,216   $ 2,167   $ 3,550
            Income taxes ..................    26,936    25,168    32,824

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  Employee benefit plans:

     The Company has employee benefit plans that include: a) incentive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan (expired December 1998) and d) a retirement and savings plan.

     The Company's common stock which could be issued under its initial employee stock option plan was 4,158,057 shares. Any shares granted under this plan had to be granted before December 31, 1998. In 1997, the Company adopted a new employee stock option plan under which an additional 5,787,500 shares, as amended in 2002, may be granted before July 31, 2007. The exercise price for options granted under both plans may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

     In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 225,000 shares and the exercise price for options granted may not be less than the fair value of the Company's common stock at the date of grant.

     At December 29, 2002, there were 2,193,539 shares available for grant under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

                                                                                        Weighted Average
                                                    Number of Shares                Exercise Price Per Share
                                          ------------------------------------      ------------------------
                                              2002         2001         2000          2002     2001     2000
                                             ------       ------       ------        -----    -----    -----

Options outstanding, beginning of year     2,650,611    2,488,368    2,618,783      $25.26   $17.95   $13.66
  Granted .......................            792,299      989,957      884,329       43.45    34.09    24.59
  Exercised......................           (337,656)    (784,669)    (788,789)      18.86    13.44    11.06
  Terminated.....................            (79,779)     (43,045)    (225,955)      29.42    21.27    18.84
                                          ----------   ----------   ----------
Options outstanding, end of year           3,025,475    2,650,611    2,488,368       30.63    25.26    17.95
                                          ==========   ==========   ==========



     Options outstanding at December 29, 2002:


                        Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------     --------------------------------
                      Shares         Weighted Avg.      Weighted            Shares           Weighted
   Range of        Outstanding        Remaining          Average          Exercisable         Average
Exercise Prices   as of 12/29/02   Contractual Life   Exercise Price     as of 12/29/02    Exercise Price
---------------   --------------   ----------------   --------------     --------------    --------------

$13.67 - $19.94        643,402            2.8            $ 16.39             451,328          $ 15.91
$22.44 - $24.88        372,005            4.2              23.31             175,083            23.28
$25.08 - $29.50        288,086            4.0              25.65              51,342            25.80
$30.06 - $39.60        936,782            5.0              34.00              56,319            33.93
$40.30 - $54.27        785,200            6.1              43.56
                    ----------                                              --------
$13.67 - $54.27      3,025,475            4.6              30.63             734,072            19.74
                    ==========                                              ========


                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  Employee benefit plans (continued):


     Stock options expire seven years from the grant date. Stock options vest over various periods ranging from one to four years. In January 2003, the Company granted 1,480,302 additional options to employees at an exercise price of $29.99 per share and 20,000 options to its non-employee directors at an exercise price of $30.96 per share.

     The number of shares of the Company's common stock which were available to be awarded to senior executives of the Company under the Stock Grant Plan was 2,577,956 shares. The stock grant plan expired in December 1998. Compensation expense recognized by the Company pursuant to this plan for grants made in 1997 was $759,000 in 2000. All shares vested over periods ranging from three years to six years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods. The deferred compensation was amortized over the compensated periods of service of three years.

     All stock options are granted at no less than fair market value of the common stock at the grant date. The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $62.8 million, $59.6 million and $52.5 million in 2002, 2001 and 2000, respectively. Proforma diluted earnings per share would have been $2.22, $2.08 and $1.88 per share in 2002, 2001 and 2000, respectively.

     For the proforma calculations above, the estimated fair value of options granted was $14.69, $11.91 and $9.39 per share in 2002, 2001 and 2000, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 4.34%, 4.80% and 6.46% in 2002, 2001 and 2000, respectively; no dividend yield; expected lives of five years; and expected volatility of 30%.

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. At December 29, 2002, 44,895 shares remained available for grant under the plan. The Company made contributions of approximately $297,000 and $176,000 in common stock for the 2001 and 2000 plan years, respectively. The Company accrued $356,000 for contributions for the 2002 plan year which will be paid in common stock in 2003.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



16.  Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2002 and 2001 (thousands, except per share data).

                                       Fiscal year ended December 29, 2002
                                ------------------------------------------------
                                 Mar. 31      June 30      Sept. 29     Dec. 29
                                ---------    ---------    ---------    ---------
Revenues......................  $ 172,793    $ 142,416    $ 148,921    $ 138,071
Income before income taxes....     43,854       25,080       27,071       17,655
Net income....................     26,796       15,323       16,539       10,868

Earnings Per Share:
  Basic ......................  $     .96    $     .55    $     .60    $     .39
  Diluted ....................        .94          .54          .59          .39



                                       Fiscal year ended December 30, 2001
                                ------------------------------------------------
                                 April 1      July 1       Sept. 30     Dec. 30
                                ---------    ---------    ---------    ---------
Revenues......................  $ 163,208    $ 127,417    $ 141,821    $ 129,781
Income before income taxes....     41,286       20,214       26,578       17,126
Net income....................     25,184       12,331       16,213       10,447

Earnings Per Share:
  Basic ......................  $     .90    $     .44    $     .58    $     .37
  Diluted ....................        .88          .43          .57          .37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                  P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2003 annual meeting of stockholders and incorporated herein by reference thereto.


Item 11.  Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2003 annual meeting of stockholders and incorporated herein by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2003 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2003 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 14.  Controls and Procedures

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

                                   P A R T   I V

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements and Supplementary Data:

          Independent auditors' report.
          CEC Entertainment, Inc. consolidated financial statements:
             Consolidated balance sheets as of December 29, 2002 and December 30, 2001.
             Consolidated statements of earnings and comprehensive income for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.
             Consolidated statements of shareholders' equity for the years ended December 29, 2002, December 30, 2001 and December 31, 2000. Consolidated statements of cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.
             Notes to consolidated financial statements.

(2)  Exhibits:

Number            Description
------            -----------

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

10(a) 2001 Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).

10(b)             Employment  Agreement,  dated May 8, 2001,  between Michael H.
                  Magusiak and the Company (filed as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference).

10(c) Credit Agreement, in the stated amount of $100,000,000, dated December 3, 2002, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

10(d)(1) 1988 Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(d)(2) Specimen form of Contract under the 1988 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(e)(1) 1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to Form S-8 (No. 333-41039), and incorporated herein by reference).

10(e)(2) Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(f)(1) Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(f)(2) Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

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

23                Consent of Independent Accountants.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 2002.


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


Dated:   March 25, 2003                 CEC Entertainment, Inc.



                                        By: /s/  Richard M. Frank
                                        ----------------------------------

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


        Signature                        Title                         Date
        ---------                        -----                         ----

/s/ Richard M. Frank             Chairman of the Board,           March 25, 2003
-----------------------------    Chief Executive Officer,
     Richard M. Frank            and Director (Principal
                                 Executive Officer)

/s/ Michael H. Magusiak          President and Director           March 25, 2003
-----------------------------
     Michael H. Magusiak

/s/ Rodney Carter                Executive Vice President,        March 25, 2003
-----------------------------    Chief Financial Officer
     Rodney Carter               and Treasurer,
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

/s/ Richard T. Huston            Director                         March 25, 2003
-----------------------------
     Richard T. Huston

/s/ Tim T. Morris                Director                         March 25, 2003
-----------------------------
     Tim T. Morris

/s/ Louis P. Neeb                Director                         March 25, 2003
-----------------------------
     Louis P. Neeb

/s/ Cynthia I. Pharr             Director                         March 25, 2003
-----------------------------
     Cynthia I. Pharr

/s/ Walter Tyree                 Director                         March 25, 2003
-----------------------------
     Walter Tyree

/s/ Raymond E. Wooldridge        Director                         March 25, 2003
-----------------------------
     Raymond E. Wooldridge

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER


I, Richard M. Frank, certify that:

     1.   I have reviewed this annual report on Form 10-K of CEC  Entertainment,
          Inc.:

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 25, 2003                            /s/Richard M. Frank
                                          -------------------------
                                          Richard M. Frank
                                          Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER


I, Rodney Carter, certify that:

     1.   I have reviewed this annual report on Form 10-K of CEC  Entertainment,
          Inc.:

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 25, 2003                            /s/ Rodney Carter
                                          -------------------------
                                          Rodney Carter
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.   Description                                               Page No.
-----------   -----------                                               --------

10(c)         Credit Agreement, in the stated amount of $100,000,000,       38
              dated December 3, 2002,  between Showbiz Merchandising,
              L.P.,  Company,  Bank of America,  Bank One,  U.S. Bank
              National Association, Fleet National Bank, and the other Lenders.

23            Independent Auditor's Consent of Deloitte & Touche LLP       180

99.1          Certification  of  Chief  Executive  Officer and  Chief      181
              Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.