Form 10-Q
period 2003-03-30
CEC ENTERTAINMENT INC
filed 2003-05-13
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2003.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At May 12, 2003, an aggregate of 27,062,710 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


                             CEC ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page
                                                                        ----

Consolidated balance sheets..........................................     2

Consolidated statements of earnings and comprehensive income.........     3

Consolidated statement of shareholders' equity.......................     4

Consolidated statements of cash flows ...............................     5

Notes to consolidated financial statements...........................     6


                                            CEC ENTERTAINMENT, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                        (Thousands, except share data)

                                                    ASSETS
                                                                                   March 30,      December 29,
                                                                                     2003             2002
                                                                                  -----------     ------------
                                                                                  (unaudited)
  Current assets:
    Cash and cash equivalents...................................................   $  15,823       $  12,214
    Accounts receivable, net....................................................       7,666          11,270
    Inventories.................................................................       9,975          10,716
    Prepaid expenses............................................................       8,443           5,500
    Deferred tax asset..........................................................       1,319           1,319
                                                                                   ---------       ---------
      Total current assets......................................................      43,226          41,019
                                                                                   ---------       ---------

  Property and equipment, net...................................................     501,133         493,533
                                                                                   ---------       ---------

  Other assets:
    Notes receivable from related parties, less current portion ................                       3,825
    Other ......................................................................       2,273           1,326
                                                                                   ---------       ---------
                                                                                       2,273           5,151
                                                                                   ---------       ---------
                                                                                   $ 546,632       $ 539,703
                                                                                   =========       =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt...........................................   $     149       $     143
    Accounts payable and accrued liabilities....................................      53,938          43,002
                                                                                   ---------       ---------
      Total current liabilities.................................................      54,087          43,145
                                                                                   ---------       ---------

  Long-term debt, less current portion..........................................      31,310          62,349
                                                                                   ---------       ---------

  Deferred rent.................................................................       4,259           4,086
                                                                                   ---------       ---------

  Deferred tax liability........................................................      42,638          38,156
                                                                                   ---------       ---------

  Other liabilities.............................................................       4,750           4,750
                                                                                   ---------       ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,797 in 2005......       2,573           2,549
                                                                                   ---------       ---------

  Shareholders' equity:
    Common stock, $.10 par value; authorized 100,000,000 shares; 35,694,503
      and 35,669,773 shares issued, respectively ...............................       3,569           3,567
    Capital in excess of par value..............................................     202,598         201,936
    Retained earnings ..........................................................     335,599         308,277
    Accumulated other comprehensive income (loss)...............................         192             (91)
    Less treasury shares of 8,635,269 and 8,409,169, respectively, at cost......    (134,943)       (129,021)
                                                                                   ---------       ---------
                                                                                     407,015         384,668
                                                                                   ---------       ---------
                                                                                   $ 546,632       $ 539,703
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






                                            CEC ENTERTAINMENT, INC.

                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND COMPREHENSIVE INCOME

                                                  (Unaudited)
                                      (Thousands, except per share data)

                                                                                        Three Months Ended
                                                                                ------------------------------
                                                                                March 30, 2003  March 31, 2002
                                                                                --------------  --------------
Food and beverage revenues...................................................      $ 120,844       $ 114,841
Games and merchandise revenues...............................................         62,408          56,950
Franchise fees and royalties.................................................            865             926
Interest income, including related party income of $74 in 2002...............              9              76
                                                                                   ---------       ---------
                                                                                     184,126         172,793
                                                                                   ---------       ---------

Costs and expenses:
  Cost of sales..............................................................         77,428          73,691
  Selling, general and administrative expenses...............................         21,191          19,836
  Depreciation and amortization..............................................         10,905           9,153
  Interest expense...........................................................            283             293
  Other operating expenses...................................................         29,537          25,966
                                                                                   ---------       ---------
                                                                                     139,344         128,939
                                                                                   ---------       ---------

Income before income taxes...................................................         44,782          43,854

Income taxes.................................................................         17,375          17,058
                                                                                   ---------       ---------

Net income ..................................................................         27,407          26,796

Other comprehensive income, net of tax:
  Foreign currency translation...............................................            283               0
                                                                                   ---------       ---------

Comprehensive income.........................................................      $  27,690       $  26,796
                                                                                   =========       =========

Earnings per share:

  Basic:
    Net income ..............................................................      $    1.00       $     .96
                                                                                   =========       =========
    Weighted average shares outstanding......................................         27,235          27,862
                                                                                   =========       =========
  Diluted:
    Net income ..............................................................      $    1.00       $     .94
                                                                                   =========       =========
    Weighted average shares outstanding......................................         27,438          28,555
                                                                                   =========       =========











                                See notes to consolidated financial statements.




                                            CEC ENTERTAINMENT, INC.

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                      (Thousands, except per share data)


                                                                                    Amounts          Shares
                                                                                   ---------        -------
Common stock and capital in excess of par value:
  Balance, beginning of year.................................................      $ 205,503         35,670
  Stock options exercised....................................................            264             13
  Net tax benefit from exercise of options and stock grants..................             44
  Stock issued under 401(k) plan.............................................            356             12
                                                                                   ---------        -------
  Balance, March 30, 2003....................................................        206,167         35,695
                                                                                   ---------        =======

Retained earnings:
  Balance, beginning of year.................................................        308,277
  Net income.................................................................         27,407
  Redeemable preferred stock accretion.......................................            (26)
  Redeemable preferred stock dividend, $1.20 per share.......................            (59)
                                                                                   ---------
  Balance, March 30, 2003....................................................        335,599
                                                                                   ---------

Accumulated other comprehensive income (loss):
  Balance, beginning of year.................................................            (91)
  Foreign currency translation...............................................            283
                                                                                   ---------
  Balance, March 30, 2003....................................................            192
                                                                                   ---------

Treasury shares:
  Balance, beginning of year.................................................       (129,021)         8,409
  Treasury stock acquired....................................................         (5,922)           226
                                                                                   ---------        -------
  Balance, March 30, 2003....................................................       (134,943)         8,635
                                                                                   ---------        =======

Total shareholder's equity...................................................      $ 407,015
                                                                                   =========





















                                See notes to consolidated financial statements.





                                            CEC ENTERTAINMENT, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                  (Thousands)


                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                March 30, 2003  March 31, 2002
                                                                                --------------  --------------
Operating activities:
  Net income ................................................................      $  27,407       $  26,796
  Adjustments to reconcile net income to cash
     provided by operations:
    Depreciation and amortization............................................         10,905           9,153
    Deferred income tax expense..............................................          4,482           4,998
    Tax benefit from exercise of stock options...............................             44           2,775
    Other....................................................................            803             204
    Net change in receivables, inventory, prepaids, payables and
     accrued liabilities.....................................................         16,163          15,568
                                                                                   ---------       ---------
      Cash provided by operations............................................         59,804          59,494
                                                                                   ---------       ---------

Investing activities:
  Purchases of property and equipment........................................        (19,086)        (22,416)
  Additions to notes receivable..............................................                         (1,707)
  Payments received on notes receivable......................................                            382
  Increase in other assets...................................................           (996)            (98)
                                                                                   ---------       ---------
      Cash used in investing activities......................................        (20,082)        (23,839)
                                                                                   ---------       ---------

Financing activities:
  Payments on debt and line of credit .......................................        (31,033)        (30,479)
  Exercise of stock options .................................................            264           5,135
  Redeemable preferred stock dividends ......................................            (59)            (56)
  Purchase of treasury stock ................................................         (5,922)         (1,471)
  Other .....................................................................            637              (1)
                                                                                   ---------       ---------
      Cash used in financing activities......................................        (36,113)        (26,872)
                                                                                   ---------       ---------

Increase in cash and cash equivalents .......................................          3,609           8,783
Cash and cash equivalents, beginning of period...............................         12,214           3,682
                                                                                   ---------       ---------
Cash and cash equivalents, end of period.....................................      $  15,823       $  12,465
                                                                                   =========       =========














                                See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended March 30, 2003 and March 31, 2002 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2002. Results of operations for the periods ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Net income available per common share has been adjusted for redeemable preferred stock accretion and dividends. Earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,    March 31,
                                                          2003         2002
                                                       ---------    ---------

Net income ..........................................  $  27,407    $  26,796
Accretion of redeemable preferred stock..............        (26)         (22)
Redeemable preferred stock dividends.................        (59)         (56)
                                                       ---------    ---------
Adjusted income applicable to commons shares.........     27,322       26,718
                                                       =========    =========


Basic:
  Weighted average common shares outstanding.........     27,235       27,862
                                                       =========    =========

  Earnings per common share..........................  $    1.00    $     .96
                                                       =========    =========

Diluted:
  Weighted average common shares outstanding.........     27,235       27,862
  Potential common shares for stock options
     and stock grants................................        203          693
                                                       ---------    ---------
  Weighted average shares outstanding................     27,438       28,555
                                                       =========    =========

  Earnings per common and potential
     common share....................................  $    1.00    $     .94
                                                       =========    =========

                             CEC ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   Stock based compensation:

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation. All stock options are granted at no less than fair market value of the common stock at the grant date. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro-forma net income and earnings per share would have been as follows:

                                                                               Three Months Ended
                                                                             ---------------------
                                                                             March 30,    March 31,
                                                                               2003         2002
                                                                             --------     --------
Net income, as reported...................................................   $ 27,407     $ 26,796
Accretion and dividends of redeemable preferred stock, as reported........        (85)         (78)
Fair value based compensation expense, net of taxes.......................     (1,624)      (1,608)
                                                                             --------     --------
Pro-forma net income applicable to common shares..........................   $ 25,698     $ 25,110
                                                                             ========     ========


Earnings per Share:
Basic:
  As reported.............................................................   $   1.00     $   0.96
  Pro-forma...............................................................   $   0.94     $   0.90

Diluted:
  As reported.............................................................   $   1.00     $   0.94
  Pro-forma...............................................................   $   0.94     $   0.88


4.   Consolidation of Variable Interest Entities:

     The Company has adopted the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Accordingly, at the beginning of 2003, the Company has consolidated the financial statements of the International Association of CEC Entertainment, Inc. (the "Association"), a related party. The consolidation did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. Notes receivable from related parties, previously reported in prior periods, are currently eliminated in this consolidation and replaced with the Association's assets, which are primarily prepaid advertising expenses and cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in combination with the accompanying unaudited consolidated financial statements. This section may contain forward looking statements and should be read in conjunction with the factors described below under "Forward Looking Statements."

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2003 and 2002 is shown below.

                                                       Three Months Ended
                                                --------------------------------
                                                March 30, 2003    March 31, 2002
                                                --------------    --------------
     Revenue...................................     100.0%            100.0%
                                                    -----             -----
     Costs and  expenses:
       Cost of sales...........................      42.1              42.6
       Selling, general and administrative.....      11.5              11.5
       Depreciation and amortization...........       5.9               5.3
       Interest expense........................        .2                .2
       Other operating expenses................      16.0              15.0
                                                    -----             -----
                                                     75.7              74.6
                                                    -----             -----
     Income before income taxes.................     24.3              25.4
     Income tax expense ........................      9.4               9.9
                                                    -----             -----
     Net income ................................     14.9%             15.5%
                                                    =====             =====

     Revenues

     Revenues increased to $184.1 million in the first quarter of 2003 from $172.8 million in the first quarter of 2002 due to an increase in the number of Company-operated restaurants. During 2002, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first three months of 2003, the Company opened four new restaurants. Comparable store sales of the Company's Chuck E. Cheese's restaurants that were open during all of the first quarters of both 2003 and 2002 declined 2.9%. The decline was primarily attributable to a difficult economic environment and severe weather during the first quarter of 2003. The decline was partially offset by the favorable impact of the shift of the Easter holiday to the second quarter in 2003.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 75.7% in the first quarter of 2003 from 74.6% in the first quarter of 2002.

     Cost of sales decreased as a percentage of revenues to 42.1% in the first quarter of 2003 from 42.6% in the comparable period of 2002. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.9% in the first quarter of 2003 from 12.5% in the first quarter of 2002 primarily due to lower cheese costs. Cost of games and merchandise as a percentage of revenues increased slightly to 4.2% in the first quarter of 2003 compared to 4.1% in the first quarter of 2002. Store labor expenses as a percentage of store sales remained constant at 26.0% in the first quarters of both 2003 and 2002.

     Selling, general and administrative expenses as a percentage of revenues remained constant at 11.5% in the first three months of both 2003 and 2002.

     Depreciation and amortization expenses as a percentage of revenues increased to 5.9% in the first quarter of 2003 from 5.3% in the first quarter of 2002 primarily due to the decline in comparable store sales and capital invested in new stores and remodels.

     Interest expense as a percentage of revenues remained constant at 0.2% in both the first three months of 2003 and 2002.

     Other operating expenses increased as a percentage of revenues to 16.0% in the first quarter of 2003 from 15.0% in the first quarter of 2002 due to higher rent, repairs, property taxes, gas and insurance costs.

     The Company's effective income tax rate was 38.8% in the first quarter of 2003 compared to a rate of 38.9% in the first quarter of 2002.

     Net Income

     The Company had net income of $27.4 million in the first quarter of 2003 compared to $26.8 million in the first quarter of 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $1.00 per share in the first quarter of 2003 from $.94 per share in the first quarter of 2002.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $59.8 million in the first three months of 2003 from $59.5 million in the comparable period of 2002. Cash outflows from investing activities for the first three months of 2003 were $20.1 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2003 were $36.1 million primarily related to the repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2003, the Company plans to add 35 to 38 restaurants including new restaurants and the acquisitions of existing restaurants from franchisees. The Company currently anticipates its cost of opening new restaurants in large markets to average approximately $2.4 million per store which will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the store is an in-line or freestanding building. The Company has identified approximately 150 additional market areas for traditional restaurants. In smaller demographic markets, the Company believes its smaller market strategy increases potential development opportunities by approximately 200 restaurants resulting in an identified development potential of 350 restaurants. In 2002, the Company opened three smaller market restaurants averaging less that 6,900 square feet at an average capital cost of approximately $700,000 per store. The Company believes approximately 60% of the new restaurants opened in 2003 will be in large market areas with the remaining new restaurants opened in small markets.

     In addition to new store openings, the Company has initiated several strategies to increase revenues and earnings over the long term. In 2003, the Company plans to complete its Phase III upgrade program with the upgrade of an additional 52 restaurants. The average cost of a Phase III upgrade is approximately $205,000 to $215,000 per store. A Phase III upgrade generally includes a new toddler play area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. In 2003, the Company began a game rotation plan which has an average capital cost of approximately $50,000 per store. The primary components of this initiative are to provide new and transferred games and rides and enhanced consumer marketing materials including a new menu board. The Company also plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide a high return on investment. The major components of a reconfiguration include a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room, an increase in the number of games and the new exterior signage. The Company also plans to continue its strategy of expanding the customer areas and seating capacities of selected restaurants.

     During the first quarter of 2003, the Company opened four new restaurants all of which were in large markets, completed Phase III upgrades in 20 restaurants, completed the game rotation plan in 20 restaurants and completed one reconfiguration. The Company currently estimates that capital expenditures in 2003, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $90 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     In July 2002, the Company announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. As of March 30, 2003, the Company has purchased shares of its common stock at an aggregate purchase price of approximately $20.3 million under the $25 million plan. Beginning in 1993 through May l2, 2003, the Company has repurchased 8.1 million shares of the Company's common stock at an aggregate purchase price of approximately $130.2 million.

     In 2002, the Company entered into a new line of credit agreement which provides borrowings of up to $100 million and matures in 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under the line of credit would be at the prime rate or LIBOR plus 0.75%. As of March 30, 2003, there was $31.0 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the term of the loan agreement.

Forward Looking Statements

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


Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the time of such evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's , et. al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California in the County of Los Angeles (the "State Court"). On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California (the "Federal Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Federal Court denied the Plaintiff's motion for class certification. The Federal Court subsequently granted Plaintiff's motion to amend the complaint by adding a second party to the lawsuit. On June 5, 2002, the Federal Court granted Plaintiff's motion for class certification based upon the amended complaint. On June 25, 2002, the Federal Court granted Plaintiff's motion for reconsideration of its two orders denying class certification. On August 15, 2002, the Federal Court denied Plaintiff's motion to reconsider the two prior orders denying class certification. On September 24, 2002, Plaintiff filed a motion to remand the case back to the State Court. On October 28, 2002, the Federal Court granted Plaintiff's motion to remand the case back to State Court. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.



Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 906 of The Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

          None filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CEC ENTERTAINMENT, INC.



Dated:  May 13, 2003           By: /s/ Rodney Carter
                               ----------------------
                               Rodney Carter
                               Executive Vice President, Chief Financial Officer
                               and Treasurer

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



May 13, 2003                                /s/Richard M. Frank
                                            -------------------
                                            Richard M. Frank
                                            Chief Executive Officer

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



May 13, 2003                                /s/ Rodney Carter
                                            -----------------
                                            Rodney Carter
                                            Chief Financial Officer