Form 10-Q
period 2003-06-29
CEC ENTERTAINMENT INC
filed 2003-08-13
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2003.
          --------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At August 12, 2003, an aggregate of 25,745,412 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page

Part I - Financial Information:

    Item 1.  Financial Statements:

       Consolidated Balance Sheets..........................................   3
       Consolidated Statements of Earnings and Comprehensive Income.........   4
       Consolidated Statement of Shareholders' Equity.......................   6
       Consolidated Statements of Cash Flows ...............................   7
       Notes to Consolidated Financial Statements...........................   8

    Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  10

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....  13

    Item 4.  Controls and Procedures........................................  14

Part II - Other Information:

    Item 1.  Legal Proceedings..............................................  15

    Item 2.  Changes in Securities..........................................  15

    Item 3.  Defaults Upon Senior Securities................................  15

    Item 4.  Submission of Matters to a Vote of Securities Holders..........  15

    Item 5.  Other Information..............................................  16

    Item 6.  Exhibits and Reports on Form 8-K...............................  16

Signatures..................................................................  17

Certifications..............................................................  18

                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                         (Thousands, except share data)
                                                                                    June 29,       December 29,
                                                                                      2003             2002
                                                                                  -----------      ------------
                                                                                  (unaudited)
  ASSETS
  Current assets:
     Cash and cash equivalents..................................................   $   9,377        $  12,214
     Accounts receivable........................................................       7,197           11,270
     Inventories................................................................      11,521           10,716
     Prepaid expenses...........................................................       7,016            5,500
     Deferred tax asset.........................................................         804            1,319
                                                                                   ---------        ---------
        Total current assets....................................................      35,915           41,019
                                                                                   ---------        ---------

  Property and equipment, net...................................................     513,478          493,533
                                                                                   ---------        ---------

  Other assets:
     Notes receivable from related parties, less current portion................                        3,825
     Other .....................................................................       1,583            1,326
                                                                                   ---------        ---------
                                                                                       1,583            5,151
                                                                                   ---------        ---------
                                                                                   $ 550,976        $ 539,703
                                                                                   =========        =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt..........................................   $     155        $     143
     Accounts payable and accrued liabilities...................................      52,175           43,002
                                                                                   ---------        ---------
        Total current liabilities...............................................      52,330           43,145
                                                                                   ---------        ---------

  Long-term debt, less current portion..........................................      31,568           62,349
                                                                                   ---------        ---------

  Deferred rent.................................................................       4,450            4,086
                                                                                   ---------        ---------

  Deferred tax liability........................................................      43,337           38,156
                                                                                   ---------        ---------

  Other liabilities.............................................................       4,750            4,750
                                                                                   ---------        ---------

  Commitments and contingencies

  Redeemable preferred stock, $60 par value, redeemable for $2,797 in 2005......       2,598            2,549
                                                                                   ---------        ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,713,321
        and 35,669,773 shares issued, respectively .............................       3,571            3,567
     Capital in excess of par value.............................................     203,064          201,936
     Retained earnings .........................................................     350,284          308,277
     Accumulated other comprehensive income (loss) .............................         852              (91)
     Less treasury shares of 8,947,898 and 8,409,169, respectively, at cost.....    (145,828)        (129,021)
                                                                                   ---------        ---------
                                                                                     411,943          384,668
                                                                                   ---------        ---------
                                                                                   $ 550,976        $ 539,703
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




                                             CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                            AND COMPREHENSIVE INCOME
                                                   (Unaudited)
                                       (Thousands, except per share data)

                                                                                       Three Months Ended
                                                                                 ------------------------------
                                                                                 June 29, 2003    June 30, 2002
                                                                                 -------------    -------------

Food and beverage revenues...................................................      $ 101,233        $  95,278
Games and merchandise revenues...............................................         50,856           46,255
Franchise fees and royalties.................................................            793              777
Interest income, including related party income of $100 in 2002 .............              3              106
                                                                                   ---------        ---------
                                                                                     152,885          142,416
                                                                                   ---------        ---------

Costs and expenses:
   Cost of sales.............................................................         68,964           64,012
   Selling, general and administrative expenses..............................         19,444           18,589
   Depreciation and amortization.............................................         11,052            9,520
   Interest expense..........................................................            181              256
   Other operating expenses..................................................         29,124           24,959
                                                                                   ---------        ---------
                                                                                     128,765          117,336
                                                                                   ---------        ---------

Income before income taxes...................................................         24,120           25,080

Income taxes.................................................................          9,359            9,757
                                                                                   ---------        ---------

Net income ..................................................................         14,761           15,323

Other comprehensive income, net of tax:
Foreign currency translation.................................................            660              139
                                                                                   ---------        ---------

Comprehensive income.........................................................      $  15,421        $  15,462
                                                                                   =========        =========


Earnings per share:
   Basic:
      Net income ............................................................      $     .54        $     .55
                                                                                   =========        =========
      Weighted average shares outstanding....................................         26,990           27,800
                                                                                   =========        =========
   Diluted:
      Net income  ...........................................................      $     .54        $     .54
                                                                                   =========        =========
      Weighted average shares outstanding....................................         27,322           28,456
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



                                             CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                            AND COMPREHENSIVE INCOME
                                                   (Unaudited)
                                       (Thousands, except per share data)

                                                                                       Six Months Ended
                                                                                 ------------------------------
                                                                                 June 29, 2003    June 30, 2002
                                                                                 -------------    -------------

Food and beverage revenues...................................................      $ 222,077        $ 210,119
Games and merchandise revenues...............................................        113,264          103,205
Franchise fees and royalties.................................................          1,658            1,703
Interest income, including related party income of  $174 in 2002.............             12              182
                                                                                   ---------        ---------
                                                                                     337,011          315,209
                                                                                   ---------        ---------

Costs and expenses:
   Cost of sales.............................................................        146,392          137,703
   Selling, general and administrative expenses..............................         40,635           38,425
   Depreciation and amortization.............................................         21,957           18,673
   Interest expense..........................................................            464              549
   Other operating expenses..................................................         58,661           50,925
                                                                                   ---------        ---------
                                                                                     268,109          246,275
                                                                                   ---------        ---------

Income before income taxes...................................................         68,902           68,934

Income taxes.................................................................         26,734           26,815
                                                                                   ---------        ---------

Net income ..................................................................         42,168           42,119

Other comprehensive income, net of tax:
Foreign currency translation.................................................            943              139
                                                                                   ---------        ---------

Comprehensive income.........................................................      $  43,111        $  42,258
                                                                                   =========        =========


Earnings per share:
   Basic:
      Net income ............................................................      $    1.55        $    1.51
                                                                                   =========        =========
      Weighted average shares outstanding....................................         27,111           27,827
                                                                                   =========        =========
   Diluted:
      Net income  ...........................................................      $    1.54        $    1.47
                                                                                   =========        =========
      Weighted average shares outstanding....................................         27,357           28,503
                                                                                   =========        =========



                                 See notes to consolidated financial statements.





                                            CEC ENTERTAINMENT, INC.
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                  (Unaudited)
                                      (Thousands, except per share data)


                                                                                    Amounts           Shares
                                                                                   ---------        ---------
Common stock and capital in excess of par value:
   Balance, beginning of year..............................................        $ 205,503           35,670
   Stock options exercised.................................................              645               32
   Net tax benefit from exercise of options and stock grants...............              132
   Stock issued under 401(k) plan..........................................              355               11
                                                                                   ---------        ---------
   Balance, June 29, 2003..................................................          206,635           35,713
                                                                                   ---------        =========

Retained earnings:
   Balance, beginning of year..............................................          308,277
   Net income..............................................................           42,168
   Redeemable preferred stock accretion....................................              (48)
   Redeemable preferred stock dividend, $2.40 per share....................             (113)
                                                                                   ---------
   Balance, June 29, 2003..................................................          350,284
                                                                                   ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year..............................................              (91)
   Foreign currency translation............................................              943
                                                                                   ---------
   Balance, June 29, 2003..................................................              852
                                                                                   ---------

Treasury shares:
   Balance, beginning of year..............................................         (129,021)           8,409
   Treasury stock acquired.................................................          (16,807)             539
                                                                                   ---------        ---------
   Balance, June 29, 2003..................................................         (145,828)           8,948
                                                                                   ---------        =========

Total shareholders' equity.................................................        $ 411,943
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




                                             CEC ENTERTAINMENT, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                   (Thousands)


                                                                                       Six Months Ended
                                                                                 ------------------------------
                                                                                 June 29, 2003    June 30, 2002
                                                                                 -------------    -------------
Operating activities:
   Net income ...............................................................      $  42,168        $  42,119
   Adjustments to reconcile net income to cash
      provided by operations:
   Depreciation and amortization.............................................         21,957           18,673
   Deferred income tax expense...............................................          6,063            7,858
   Tax benefit from exercise of stock options................................            132            2,930
   Other ....................................................................          1,434              476
   Net change in receivables, inventories, prepaids, payables and
      accrued liabilities....................................................         14,383            7,433
                                                                                   ---------        ---------
         Cash provided by operations.........................................         86,137           79,489
                                                                                   ---------        ---------

Investing activities:
   Purchases of property and equipment.......................................        (42,136)         (51,377)
   Additions to notes receivable.............................................                          (2,535)
   Payments received on notes receivable.....................................                             689
   Increase in other assets..................................................           (338)            (205)
                                                                                   ---------        ---------
         Cash used in investing activities...................................        (42,474)         (53,428)
                                                                                   ---------        ---------

Financing activities:
   Payments on debt and line of credit.......................................        (30,769)         (10,559)
   Exercise of stock options ................................................            645            5,462
   Redeemable preferred stock dividends......................................           (113)            (113)
   Purchase of treasury stock ...............................................        (16,807)         (16,953)
   Other ....................................................................            544              274
                                                                                   ---------        ---------
         Cash used in financing activities...................................        (46,500)         (21,889)
                                                                                   ---------        ---------

Increase (decrease) in cash and cash equivalents ............................         (2,837)           4,172
Cash and cash equivalents, beginning of period...............................         12,214            3,682
                                                                                   ---------        ---------
Cash and cash equivalents, end of period.....................................      $   9,377        $   7,854
                                                                                   =========        =========









                                 See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended June 29, 2003 and June 30, 2002 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2002. Results of operations for the periods ended June 29, 2003 and June 30, 2002 are not necessarily indicative of the results for the year.


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

                                                              Three Months Ended           Six Months Ended
                                                            ----------------------      ----------------------
                                                            June 29,      June 30,      June 29,      June 30,
                                                              2003          2002          2003          2002
                                                            --------      --------      --------      --------
Net income ............................................     $ 14,761      $ 15,323      $ 42,168      $ 42,119
Accretion of redeemable preferred stock................          (22)          (23)         ( 48)          (45)
Redeemable preferred stock dividends...................          (54)          (57)         (113)         (113)
                                                            --------      --------      --------      --------
Net income applicable to common shares.................     $ 14,685      $ 15,243      $ 42,007      $ 41,961
                                                            ========      ========      ========      ========

Basic:
    Weighted average common shares outstanding.........       26,990        27,800        27,111        27,827
                                                            ========      ========      ========      ========

    Earnings per common share..........................     $    .54      $    .55      $   1.55      $   1.51
                                                            ========      ========      ========      ========

Diluted:
    Weighted average common shares outstanding.........       26,990        27,800        27,111        27,827
    Potential common shares for stock options..........          332           656           246           676
                                                            --------      --------      --------      --------
    Weighted average shares outstanding................       27,322        28,456        27,357        28,503
                                                            ========      ========      ========      ========

    Earnings per common and potential
        common share...................................     $    .54      $    .54      $   1.54      $   1.47
                                                            ========      ========      ========      ========

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Stock based compensation:

     The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock based compensation. The exercise prices of all stock options granted to the employees are at no less than the fair market value of the common stock at the grant date. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share would have been as follows:

                                                              Three Months Ended           Six Months Ended
                                                            ----------------------      ----------------------
                                                            June 29,      June 30,      June 29,      June 30,
                                                              2003          2002          2003          2002
                                                            --------      --------      --------      --------
Net income,as reported ................................     $ 14,761      $ 15,323      $ 42,168      $ 42,119
Fair value based compensation expense, net of taxes....       (1,629)       (1,608)       (3,253)       (3,217)
                                                            --------      --------      --------      --------
Pro forma net income...................................     $ 13,132      $ 13,715      $ 38,915      $ 38,902
                                                            ========      ========      ========      ========

Earnings per Share:
Basic:
    As reported........................................     $    .54      $    .55      $   1.55      $   1.51
    Pro forma..........................................     $    .48      $    .49      $   1.43      $   1.40

Diluted:
    As reported........................................     $    .54      $    .54      $   1.54      $   1.47
    Pro forma..........................................     $    .48      $    .48      $   1.42      $   1.36



4.   Consolidation of Variable Interest Entities:

     The Company has adopted the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Accordingly, at the beginning of 2003, the Company has consolidated the financial statements of the International Association of CEC Entertainment, Inc. (the "Association"), a related party. The consolidation did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. Notes receivable from the Association, previously reported in prior periods, are currently eliminated in this consolidation and replaced with the Association's assets, which are primarily prepaid advertising expenses and cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

     A summary of the results of operations of the Company as a percentage of revenues for the second quarters of 2003 and 2002 is shown below.

                                                        Three Months Ended
                                                   ----------------------------
                                                   June 29, 2003  June 30, 2002
                                                   -------------  -------------
     Revenues.....................................     100.0%         100.0%
                                                       -----          -----
     Costs and expenses:
        Cost of sales.............................      45.1           44.9
        Selling, general and administrative.......      12.8           13.1
        Depreciation and amortization.............       7.2            6.7
        Interest expense..........................        .1             .2
        Other operating expenses..................      19.0           17.5
                                                       -----          -----
                                                        84.2           82.4
                                                       -----          -----
     Income before income taxes...................      15.8           17.6
     Income tax expense ..........................       6.1            6.9
                                                       -----          -----
     Net income ..................................       9.7%          10.7%
                                                       =====          =====

     Revenues

     Revenues increased 7.4% to $152.9 million in the second quarter of 2003 from $142.4 million in the second quarter of 2002 due to an increase in the number of Company-operated restaurants. During 2002, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first six months of 2003, the Company opened eight new restaurants and closed one restaurant. Comparable store sales of the Company's Chuck E. Cheese's restaurants that were open during all of the second quarters of both 2003 and 2002 declined 1.5%. Management believes that the primary factors impacting the comparable store sales decrease were a difficult economic environment, the shift in the Easter holiday to the second quarter of this year and difficult sales comparisons to the prior year. Menu prices increased 1.0% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 84.2% in the second quarter of 2003 from 82.4% in the second quarter of 2002.

     Cost of sales increased as a percentage of revenues to 45.1% in the second quarter of 2003 from 44.9% in the comparable period of 2002. Cost of food, beverage and related supplies as a percentage of revenues decreased to 11.9% in the second quarter of 2003 from 12.3% in the second quarter of 2002 primarily due to lower cheese costs. Cost of games and merchandise as a percentage of revenues increased to 4.6% in the second quarter of 2003 from 4.1% in the second quarter of 2002 due primarily to higher prize costs resulting from a guest value program implemented in the second quarter of 2003. Store labor expenses as a percentage of revenues increased slightly to 28.6% in the second quarter of 2003 from 28.5% in the second quarter of 2002.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.8% in the second quarter of 2003 from 13.1% in the second quarter of 2002 due primarily to greater scale economies.

     Depreciation and amortization expense as a percentage of revenues increased to 7.2% in the second quarter of 2003 from 6.7% in the second quarter of 2002 primarily due to capital invested in new stores and remodels and the decline in comparable store sales.

     Interest expense as a percentage of revenues decreased to 0.1% in the second quarter of 2003 from 0.2% in the second quarter of 2002 due to a reduction in outstanding debt and lower interest rates.

     Other operating expenses increased as a percentage of revenues to 19.0% in the second quarter of 2003 from 17.5% in the second quarter of 2002 primarily due to higher insurance costs, repairs, property taxes, rent and losses on the disposal of assets.

     The Company's effective income tax rate was 38.8% in the second quarter of 2003 compared to 38.9% in the second quarter of 2002.

     Net Income

     The Company had net income of $14.8 million in the second quarter of 2003 compared to $15.3 million in the second quarter of 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share remained constant at $.54 per share in both the second quarters of 2003 and 2002.


First Six Months of 2003 Compared to First Six Months of 2002

     A summary of the results of operations of the Company as a percentage of revenues for the first six months of 2003 and 2002 is shown below.

                                                         Six Months Ended
                                                   ----------------------------
                                                   June 29, 2003  June 30, 2002
                                                   -------------  -------------
     Revenue......................................     100.0%         100.0%
                                                       -----          -----
     Costs and  expenses:
        Cost of sales.............................      43.5           43.6
        Selling, general and administrative.......      12.1           12.2
        Depreciation and amortization.............       6.5            5.9
        Interest expense..........................        .1             .2
        Other operating expenses..................      17.4           16.2
                                                       -----          -----
                                                        79.6           78.1
                                                       -----          -----
     Income before income taxes...................      20.4           21.9
     Income tax expense ..........................       7.9            8.5
                                                       -----          -----
     Net income ..................................      12.5%          13.4%
                                                       =====          =====

     Revenues

     Revenues increased 6.9% to $337.0 million in the first six months of 2003 from $315.2 million in the first six months of 2002 primarily due to an increase in the number of Company-operated stores. During 2002, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first six months of 2003, the Company opened eight new restaurants and closed one restaurant. Comparable store sales of the Company's Chuck E. Cheese's restaurants that were open during all of the first six months of both 2003 and 2002 declined 2.3%. Menu prices increased 0.5% between the two periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 79.6% in the first six months of 2003 from 78.1% in the first six months of 2002.

     Cost of sales decreased as a percentage of revenues to 43.5% in the first six months of 2003 from 43.6% in the first six months of 2002. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.0% in the first six months of 2003 from 12.4% in the second quarter of 2002 due to lower cheese costs. Cost of games and merchandise as a percentage of revenues increased to 4.3% in the first six months of 2003 from 4.1% in the first six months of 2002 due primarily to higher prize costs resulting from a guest value program implemented in the second quarter of 2003. Store labor expenses as a percentage of revenues increased slightly to 27.2% in the first six months of 2003 from 27.1% in the first six months of 2002.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.1% in the first six months of 2003 from 12.2% in the first six months of 2002 primarily due to lower new store pre-opening expenses in the first six months of 2003.

     Depreciation and amortization expense as a percentage of revenues increased to 6.5% in the first six months of 2003 from 5.9% in the first six months of 2002 primarily due to capital invested in new stores and remodels and the decline in comparable store sales.

     Interest expense as a percentage of revenues was 0.1% the first six months of 2003 compared to 0.2% the first six months of 2002 primarily due to a reduction in outstanding debt and lower interest rates.

     Other operating expenses increased as a percentage of revenues to 17.4% in the first six months of 2003 from 16.2% in the first six months of 2002 primarily due to higher insurance costs, repairs, property taxes, rent and losses on the disposal of assets.

     The Company's effective income tax rate was 38.8% the first six months of 2003 compared to 38.9% the first six months of 2002.

     Net Income

     The Company had net income of $42.2 million in the first six months of 2003 compared to $42.1 million in the first six months of 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 4.8% to $1.54 per share in the first six months of 2003 compared to $1.47 per share in the first six months of 2002.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $86.1 million in the first six months of 2003 from $79.5 million in the comparable period of 2002. Cash outflows from investing activities for the first six months of 2003 were $42.5 million, primarily related to capital expenditures. Cash outflows from financing activities for the first six months of 2003 were $46.5 million, primarily related to repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2003, the Company plans to add 35 to 38 restaurants, most of which are expected to open in the second half of the year, including new restaurants and acquisitions of existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution, and whether the Company acquires land or the store is an in-line or freestanding building. In 2003, the capital costs of restaurants in large markets are expected to average approximately $2.2 million per restaurant. At the beginning of 2003, the Company identified development opportunities for approximately 150 large market restaurants. In smaller demographic markets, the Company believes its small market strategy increases potential development opportunities by approximately 200 restaurants resulting in an identified development potential of 350 restaurants including those restaurants expected to open in 2003. In 2002, the Company opened three small market in-line restaurants averaging less than 6,900 square feet at an average capital cost, net of landlord contributions, of approximately $700,000 per restaurant. In 2003, the average capital cost of small market restaurants is expected to be approximately $800,000 due to a larger building area of up to 8,000 square feet and additional entertainment attractions including a show and a greater number of games and rides. The Company believes approximately 60% of the new restaurants opened in 2003 will be in large markets with the remaining new restaurants opened in small markets.

     In addition to new store openings, the Company has initiated several strategies to increase revenues and earnings over the long term that require capital expenditures. These strategies include a Phase III upgrade program, a games rotation plan, major remodels or reconfigurations and expansions of the retail area of existing restaurants. In 2003, these strategies are expected to impact approximately 95 restaurants. In 2003, the Company plans to complete its Phase III upgrade program with the upgrade of 52 restaurants. The average cost of a Phase III upgrade is approximately $205,000 to $215,000 per store. A Phase III upgrade generally includes a new toddler area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. In 2003, the Company began a game rotation plan which has an average capital cost of approximately $50,000 per restaurant. The primary component of this initiative is to provide new and transferred games and rides. The Company also plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide a high return on investment. The major components of a reconfiguration include a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room, an increase in the number of games and new exterior signage.

     During the first six months of 2003, the Company opened eight new restaurants all of which were in larger markets, completed Phase III upgrades in 29 restaurants, completed the game rotation plan in 34 restaurants and completed two reconfigurations. The Company currently estimates that capital expenditures in 2003, including expenditures for new store openings, existing store expansions and equipment investments, will be approximately $90 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     In July 2002, the Company announced a plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. In June 2003, the Company completed this plan and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. In July 2003, the Company completed the plan announced in June 2003 and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $50 million. Beginning in 1993 through June 29, 2003, the Company has repurchased 8.4 million shares of the Company's common stock at an aggregate purchase price of approximately $141 million.

     In 2002, the Company entered into a new line of credit agreement that provides borrowings of up to $100 million and matures in 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of June 29, 2003, there was $31.3 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     We have evaluated, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President (Current Principal Financial Officer), the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President (Current Principal Financial Officer), concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in providing them with material information relating to the Company required to be included in our Exchange Act filings.


     Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of our most recent evaluation.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's , et. al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California in the County of Los Angeles (the "State Court"). On July 27, 2000, the lawsuit was removed to the United States District Court for the Central District of California (the "Federal Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On July 31, 2001, the Federal Court denied the Plaintiff's motion for class certification. The Federal Court subsequently granted Plaintiff's motion to amend the complaint by adding a second party to the lawsuit. On June 5, 2002, the Federal Court denied Plaintiff's motion for class certification based upon the amended complaint. On June 25, 2002, the Federal Court granted Plaintiff's motion for reconsideration of its two orders denying class certification. On August 15, 2002, the Federal Court denied Plaintiff's motion to reconsider the two prior orders denying class certification. On September 24, 2002, Plaintiff filed a motion to remand the case back to the State Court. On October 28, 2002, the Federal Court granted Plaintiff's motion to remand the case back to State Court. On June 23, 2003, the State Court granted Plaintiff's motion to amend the complaint by adding two additional parties to the lawsuit. The Company believes the lawsuit is without merit and intends to vigorously defend against it and that based on currently available information the lawsuit is not likely to have a material adverse impact on the Company's financial position.

Item 2. Changes in Securities.

     None to report during quarter for which this report is filed.


Item 3. Defaults Upon Senior Securities.

     None to report during quarter for which this report is filed.


Item 4. Submission of Matters to a Vote of Security Holders

     On May 29, 2003, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard M. Frank, Tim T. Morris, and Louis P. Neeb to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                          For             Withheld
            Richard M. Frank          24,011,310         1,215,502
            Tim T. Morris             24,079,192         1,147,620
            Louis P. Neeb             24,030,103         1,196,709

Richard T. Huston, Michael H. Magusiak, Cynthia I. Pharr, Walter Tyree, and Raymond E. Wooldridge's terms of office as directors of the Company continued after the meeting.

     The shareholders did not approve changing the Company's state of incorporation from the state of Kansas to the state of Delaware (the "Reincorporation"). The Reincorporation would have been accomplished by merging the Company with and into a newly formed Delaware subsidiary, CEC-Delaware, Inc., with CEC-Delaware, Inc. being the surviving corporation. CEC-Delaware, Inc. would then have changed its name to CEC Entertainment, Inc. upon completion of the merger. The affirmative vote of holders of a majority of the outstanding shares of Common Stock and Preferred Stock, voting together as a single class, and the affirmative vote of holders of two-thirds of the outstanding shares of Preferred Stock, voting separately, was required to approve the Reincorporation proposal. The Reincorporation proposal failed because it did not receive the affirmative vote of holders of two-thirds of the outstanding shares of Preferred Stock.

The votes cast with respect to this proposal to reincorporate the Company in Delaware were as follows:

     Common and Preferred Shares:

           For            Against             Abstain           No Vote
       19,425,241        2,488,970            416,505         2,896,096

     Preferred Shares Only:

           For            Against             Abstain           No Vote
           24,473              563                323            21,234

The shareholders did approve an amendment to the 1997 Non-Statutory Stock Option Plan that increased the number of shares of Common Stock which may be issued under the Employee Plan from 5,787,500 to 6,787,500. The votes cast with respect to this proposal to authorize an amendment to the Employees Plan were as follows:

           For            Against             Abstain           No Vote
       15,789,199        8,813,787            623,826                 0




Item 5. Other Information.

     None to report during quarter for which this report is filed.


Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          10(a) First Amendment to Credit Agreement, in the stated amount of $100,000,000, dated February 28, 2003, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

          10(b) Second Amendment to Credit Agreement, in the stated amount of $100,000,000, dated July 16, 2003, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

          99.1 Certification of the Chief Executive Officer and Current Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

          None filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CEC ENTERTAINMENT, INC.



Dated: August 13, 2003                By:  s/ Michael H. Magusiak
                                           --------------------
                                           Michael H. Magusiak
                                           President
                                           (Current Principal Financial Officer)

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER


I,   Richard M. Frank, certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  CEC
          Entertainment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules) for the registrant and have:

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



August 13, 2003                         /s/Richard M. Frank
                                        -----------------------
                                        Richard M. Frank
                                        Chief Executive Officer

               CERTIFICATION BY CURRENT PRINCIPAL FINANCIAL OFFICER



I,   Michael H. Magusiak, certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  CEC
          Entertainment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules) for the registrant and have:

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



August 13, 2003                         /s/ Michael H. Magusiak
                                        ----------------------------
                                        Michael H. Magusiak
                                        President
                                        (Current Principal Financial Officer)

Exhibit
Number   Description

10(a) First Amendment to Credit Agreement, in the stated amount of $100,000,000, dated February 28, 2003, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

10(b)     Second  Amendment  to  Credit  Agreement,  in  the  stated  amount  of
          $100,000,000,  dated July 16,  2003,  between  Showbiz  Merchandising,
          L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

99.1 Certification of the Chief Executive Officer and Current Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.