Form 10-Q
period 2003-09-28
CEC ENTERTAINMENT INC
filed 2003-11-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2003.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At November 12, 2003, an aggregate of 25,810,731 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                           Page

Part I - Financial Information:

   Item 1.  Financial Statements:

       Consolidated Balance Sheets........................................   3
       Consolidated Statements of Earnings and Comprehensive Income.......   4
       Consolidated Statement of Shareholders' Equity.....................   6
       Consolidated Statements of Cash Flows .............................   7
       Notes to Consolidated Financial Statements.........................   8

   Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................  11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...  15

   Item 4.  Controls and Procedures.......................................  15

Part II - Other Information:

   Item 1.  Legal Proceedings.............................................  16

   Item 6.  Exhibits and Reports on Form 8-K..............................  16

Signatures................................................................  17

Certifications............................................................  18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                         (Thousands, except share data)
                                                                                 September 28,     December 29,
                                                                                     2003              2002
                                                                                 -------------     ------------
                                                                                  (unaudited)
  ASSETS
  Current assets:

     Cash and cash equivalents..................................................   $   9,300        $  12,214
     Accounts receivable........................................................       9,358           11,270
     Inventories................................................................      11,142           10,716
     Prepaid expenses...........................................................       7,169            5,500
     Deposit for redeemable preferred stock redemption..........................       2,795
     Deferred tax asset.........................................................         804            1,319
                                                                                   ---------        ---------
        Total current assets....................................................      40,568           41,019
                                                                                   ---------        ---------

  Property and equipment, net...................................................     519,792          493,533
                                                                                   ---------        ---------

  Notes receivable from related parties.........................................                        3,825
                                                                                                    ---------

  Other assets..................................................................       1,957            1,326
                                                                                   ---------        ---------
                                                                                   $ 562,317        $ 539,703
                                                                                   =========        =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt..........................................   $     161        $     143
     Accounts payable and accrued liabilities...................................      61,508           43,002
     Redeemable preferred stock.................................................       2,795
                                                                                   ---------        ---------
        Total current liabilities...............................................      64,464           43,145
                                                                                   ---------        ---------

  Long-term debt, less current portion..........................................      66,925           62,349
                                                                                   ---------        ---------

  Deferred rent.................................................................       4,740            4,086
                                                                                   ---------        ---------

  Deferred tax liability........................................................      45,754           38,156
                                                                                   ---------        ---------

  Other liabilities.............................................................       4,750            4,750
                                                                                   ---------        ---------

  Commitments and contingencies

  Redeemable preferred stock....................................................                        2,549
                                                                                   ---------        ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 35,777,417
        and 35,669,773 shares issued, respectively .............................        3,578           3,567
     Capital in excess of par value.............................................      205,060         201,936
     Retained earnings .........................................................      367,124         308,277
     Accumulated other comprehensive income (loss) .............................          577             (91)
     Less treasury shares of 10,467,645 and 8,409,169, respectively, at cost....     (200,655)       (129,021)
                                                                                    ---------       ---------
                                                                                      375,684         384,668
                                                                                    ---------       ---------
                                                                                    $ 562,317       $ 539,703
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


                                             CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                            AND COMPREHENSIVE INCOME
                                                   (Unaudited)
                                       (Thousands, except per share data)

                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                  Sep. 28, 2003   Sep. 29, 2002
                                                                                  -------------   -------------
Food and beverage revenues...................................................       $ 112,286       $  97,561
Games and merchandise revenues...............................................          56,886          50,518
Franchise fees and royalties.................................................             962             731
Interest income, including related party income of $108 in 2002 .............               4             111
                                                                                    ---------       ---------
                                                                                      170,138         148,921
                                                                                    ---------       ---------

Costs and expenses:
   Cost of sales.............................................................          75,027          65,598
   Selling, general and administrative expenses..............................          25,158          18,105
   Depreciation and amortization.............................................          11,381           9,978
   Interest expense..........................................................             503             332
   Other operating expenses..................................................          30,553          27,837
                                                                                    ---------       ---------
                                                                                      142,622         121,850
                                                                                    ---------       ---------

Income before income taxes...................................................          27,516          27,071

Income taxes.................................................................          10,676          10,532
                                                                                    ---------       ---------

Net income ..................................................................          16,840          16,539

Other comprehensive loss, net of tax:
Foreign currency translation.................................................            (275)            (98)
                                                                                    ---------       ---------

Comprehensive income.........................................................       $  16,565       $  16,441
                                                                                    =========       =========


Earnings per share:
   Basic:
     Net income .............................................................       $     .65       $     .60
                                                                                    =========       =========
     Weighted average shares outstanding.....................................          25,887          27,564
                                                                                    =========       =========
   Diluted:
     Net income  ............................................................       $     .64       $     .59
                                                                                    =========       =========
     Weighted average shares outstanding.....................................          26,499          27,987
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


                                             CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                            AND COMPREHENSIVE INCOME
                                                   (Unaudited)
                                       (Thousands, except per share data)

                                                                                        Nine Months Ended
                                                                                  -----------------------------
                                                                                  Sep. 28, 2003   Sep. 29, 2002
                                                                                  -------------   -------------
Food and beverage revenues...................................................       $ 334,363       $ 307,680
Games and merchandise revenues...............................................         170,150         153,723
Franchise fees and royalties.................................................           2,620           2,434
Interest income, including related party income of  $282 in 2002.............              16             293
                                                                                    ---------       ---------
                                                                                      507,149         464,130
                                                                                    ---------       ---------

Costs and expenses:
   Cost of sales.............................................................         221,419         203,301
   Selling, general and administrative expenses..............................          65,793          56,530
   Depreciation and amortization.............................................          33,338          28,651
   Interest expense..........................................................             967             881
   Other operating expenses..................................................          89,214          78,762
                                                                                    ---------       ---------
                                                                                      410,731         368,125
                                                                                    ---------       ---------

Income before income taxes...................................................          96,418          96,005

Income taxes.................................................................          37,410          37,346
                                                                                    ---------       ---------

Net income ..................................................................          59,008          58,659

Other comprehensive income, net of tax:
Foreign currency translation.................................................             668              41
                                                                                    ---------       ---------

Comprehensive income.........................................................       $  59,676       $  58,700
                                                                                    =========       =========


Earnings per share:
   Basic:
     Net income .............................................................       $    2.20       $    2.11
                                                                                    =========       =========
     Weighted average shares outstanding.....................................          26,707          27,742
                                                                                    =========       =========
   Diluted:
     Net income  ............................................................       $    2.18       $    2.06
                                                                                    =========       =========
     Weighted average shares outstanding.....................................          27,056          28,322
                                                                                    =========       =========



                                 See notes to consolidated financial statements.



                                  CEC ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        (Unaudited)
                            (Thousands, except per share data)


                                                                 Amounts         Shares
                                                                ---------       -------
Common stock and capital in excess of par value:
   Balance, beginning of year..............................     $ 205,503        35,670
   Stock options exercised.................................         2,435            96
   Tax benefit from exercise of options....................           344
Stock issued under 401(k) plan.............................           356            11
                                                                ---------       -------
   Balance, September 28, 2003.............................       208,638        35,777
                                                                ---------       =======

Retained earnings:
   Balance, beginning of year..............................       308,277
   Net income..............................................        59,008
   Redeemable preferred stock accretion....................           (49)
   Redeemable preferred stock dividend, $2.40 per share....          (112)
                                                                ---------
   Balance, September 28, 2003.............................       367,124
                                                                ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year..............................           (91)
   Foreign currency translation............................           668
                                                                ---------
   Balance, September 28, 2003.............................           577
                                                                ---------

Treasury shares:
   Balance, beginning of year..............................      (129,021)        8,409
   Treasury stock acquired.................................       (71,634)        2,059
                                                                ---------       -------
   Balance, September 28, 2003.............................      (200,655)       10,468
                                                                ---------       =======

Total shareholders' equity.................................     $ 375,684
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




                                            CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (Thousands)


                                                                                  Nine Months Ended
                                                                           -------------------------------
                                                                           Sep. 28, 2003     Sep. 29, 2002
                                                                           -------------     -------------
Operating activities:
   Net income ..........................................................     $  59,008         $  58,659
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization........................................        33,338            28,651
   Deferred income tax expense..........................................         8,485            15,362
   Tax benefit from exercise of stock options...........................           344             3,015
   Other ...............................................................         2,032               863
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities................................................        21,978            11,109
                                                                             ---------         ---------
         Cash provided by operations....................................       125,185           117,659
                                                                             ---------         ---------

Investing activities:
   Purchases of property and equipment..................................       (60,202)          (83,326)
   Additions to notes receivable........................................                          (3,921)
   Payments received on notes receivable................................                             918
   Increase in assets held for resale...................................                            (102)
   Increase in other assets.............................................          (753)             (164)
                                                                             ---------         ---------
         Cash used in investing activities..............................       (60,955)          (86,595)
                                                                             ---------         ---------

Financing activities:
   Proceeds (payments) on debt and line of credit.......................         4,594           (10,479)
   Exercise of stock options ...........................................         2,435             5,676
   Redeemable preferred stock dividends.................................          (112)             (168)
   Purchase of treasury stock ..........................................       (71,634)          (22,444)
   Deposit for redeemable preferred stock redemption....................        (2,795)
   Other ...............................................................           368               338
                                                                             ---------         ---------
         Cash used in financing activities..............................       (67,144)          (27,077)
                                                                             ---------         ---------

Increase (decrease) in cash and cash equivalents .......................        (2,914)            3,987
Cash and cash equivalents, beginning of period..........................        12,214             3,682
                                                                             ---------         ---------
Cash and cash equivalents, end of period................................     $   9,300         $   7,669
                                                                             =========         =========









                                See notes to consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying financial statements for the periods ended September 28, 2003 and September 29, 2002 reflect all adjustments (consisting only of normal recurring adjustments except as discussed in Note 5) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 2002. Results of operations for the periods ended September 28, 2003 and September 29, 2002 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Basic earnings per common share ("EPS") are computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Net income available per common share has been adjusted for redeemable preferred stock accretion and dividends. Earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                           Three Months Ended         Nine Months Ended
                                                          ---------------------     ---------------------
                                                          Sep. 28,     Sep. 29,     Sep. 28,     Sep. 29,
                                                            2003         2002         2003         2002
                                                          --------     --------     --------     --------
Net income ........................................       $ 16,840     $ 16,539     $ 59,008     $ 58,659
Accretion of redeemable preferred stock (a)........                         (22)        ( 49)         (67)
Redeemable preferred stock dividends (a)...........                         (55)        (112)        (168)
                                                          --------     --------     --------     --------
Net income applicable to common shares.............       $ 16,840     $ 16,462     $ 58,847     $ 58,424
                                                          ========     ========     ========     ========

Basic:
    Weighted average common shares outstanding.....         25,887       27,564       26,707       27,742
                                                          ========     ========     ========     ========

    Earnings per common share......................       $    .65     $    .60     $   2.20     $   2.11
                                                          ========     ========     ========     ========

Diluted:
    Weighted average common shares outstanding.....         25,887       27,564       26,707       27,742
    Potential common shares for stock options
        and stock grants...........................            612          423          349          580
                                                          --------     --------     --------     --------
    Weighted average shares outstanding............         26,499       27,987       27,056       28,322
                                                          ========     ========     ========     ========

    Earnings per common and potential
        common share...............................       $    .64     $    .59     $   2.18     $   2.06
                                                          ========     ========     ========     ========

     (a)  Beginning in the three months ended  September 28, 2003,  redeemable  preferred stock accretion and dividends are included in interest expense under SFAS 150 (Note 6).

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Stock based compensation:

     The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock based compensation. The exercise prices of all stock options granted to the employees are at no less than the fair market value of the common stock at the grant date. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):

                                                           Three Months Ended         Nine Months Ended
                                                          ---------------------     ---------------------
                                                          Sep. 28,     Sep. 29,     Sep. 28,     Sep. 29,
                                                            2003         2002         2003         2002
                                                          --------     --------     --------     --------
Net income, as reported ...............................   $ 16,840     $ 16,539     $ 59,008     $ 58,659
Fair value based compensation expense, net of taxes....     (1,626)      (1,606)      (4,879)      (4,823)
                                                          --------     --------     --------     --------
Pro forma net income...................................   $ 15,214     $ 14,933     $ 54,129     $ 53,836
                                                          ========     ========     ========     ========

Earnings per Share:
Basic:
    As reported........................................   $    .65     $    .60     $   2.20     $   2.11
    Pro forma..........................................   $    .59     $    .54     $   2.02     $   1.93

Diluted:
    As reported........................................   $    .64     $    .59     $   2.18     $   2.06
    Pro forma..........................................   $    .57     $    .53     $   1.99     $   1.89



4.   Consolidation of variable interest entities:

     The Company has adopted the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Accordingly, at the beginning of 2003, the Company has consolidated the financial statements of the International Association of CEC Entertainment, Inc. (the "Association"), a related party. The consolidation did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. Notes receivable from the Association, previously reported in prior periods, are currently eliminated in this consolidation and replaced with the Association's assets, which are primarily prepaid advertising costs and cash.


5.   Significant transactions:

     In September 2003, the Company recorded a charge to selling, general and administrative expense of $4.25 million related to the settlement agreed to on September 29, 2003, subject to court approval, in a class action wage and hour lawsuit filed in the State of California.

     In September 2003, the Company committed to reacquire for approximately $2.8 million all of its outstanding redeemable preferred stock. Final settlement of the obligation occurred on October 31, 2003. Accordingly, the carrying value of the redeemable preferred stock is included in current liabilities as of September 28, 2003.

                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Recent accounting pronouncements:

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires the Company to classify the redeemable preferred stock as a liability and the related dividend preferences as interest cost effective at the beginning of the three-month period ended September 28, 2003. In this period, redeemable preferred stock accretion and dividends of $77,000 is included in interest expense; comparable amounts in prior periods are reported in shareholders' equity. Also, in this period the increase of $163,000 in the carrying value of the redeemable preferred stock to the redemption amount is included in interest expense.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002

      A summary of the results of operations of the Company as a percentage of revenues for the third quarters of 2003 and 2002 is shown below.

                                                      Three Months Ended
                                                 ----------------------------
                                                 Sep. 28, 2003  Sep. 29, 2002
                                                 -------------  -------------
   Revenues.....................................     100.0%        100.0%
                                                     -----         -----
   Costs and expenses:
      Cost of sales.............................      44.1          44.0
      Selling, general and administrative.......      14.8          12.2
      Depreciation and amortization.............       6.7           6.7
      Interest expense..........................        .3            .2
      Other operating expenses..................      17.9          18.7
                                                     -----         -----
                                                      83.8          81.8
                                                     -----         -----
   Income before income taxes...................      16.2          18.2
   Income tax expense ..........................       6.3           7.1
                                                     -----         -----
   Net income ..................................       9.9%         11.1%
                                                     =====         =====

     Revenues

     Revenues increased 14.2% to $170.1 million in the third quarter of 2003 from $148.9 million in the third quarter of 2002 due to an increase in the number of Company-operated restaurants and an increase of 5.3% in comparable store sales of the Company's Chuck E. Cheese's restaurants that were open during all of the third quarters of 2003 and 2002. During 2002, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first nine months of 2003, the Company opened 18 new restaurants and closed one restaurant. Management believes that factors impacting the comparable store sales increase were the impact of sales and marketing initiatives and an easier comparison with the prior year's comparable store sales decline of 2.7%. Management also believes comparable store sales in the third quarter of 2003 benefited from favorable weather conditions and an improved retail environment. Menu prices increased 1.0% between the periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 83.8% in the third quarter of 2003 from 81.8% in the third quarter of 2002.

     Cost of sales increased as a percentage of revenues to 44.1% in the third quarter of 2003 from 44.0% in the comparable period of 2002. Cost of food, beverage and related supplies as a percentage of revenues increased to 12.5% in the third quarter of 2003 from 11.9% in the third quarter of 2002 primarily due to higher cheese costs. Cost of games and merchandise as a percentage of revenues remained the same at 4.4% in the third quarters of 2003 and 2002. Store labor expenses as a percentage of revenues decreased slightly to 27.2% in the third quarter of 2003 from 27.7% in the third quarter of 2002 primarily due to the increase in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 14.8% in the third quarter of 2003 from 12.2% in the third quarter of 2002 due primarily to a $4.25 million charge relating to the settlement, subject to court approval, of a class action wage and hour lawsuit filed in the State of California.

     Depreciation and amortization expense as a percentage of revenues remained the same at 6.7% in the third quarters of 2003 and 2002.

     Interest expense as a percentage of revenues increased to 0.3% in the third quarter of 2003 from 0.2% in the third quarter of 2002 primarily due to the Company's commitment in September 2003 to reacquire for approximately $2.8 million all of its outstanding redeemable preferred stock. Interest expense increased by $163,000 in the third quarter of 2003 as a result of this commitment and by $77,000 as a result of the reclassification of the redeemable preferred stock accretion and dividends required by SFAS 150.

     Other operating expenses decreased as a percentage of revenues to 17.9% in the third quarter of 2003 from 18.7% in the third quarter of 2002 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.8% in the third quarter of 2003 compared to 38.9% in the third quarter of 2002.

     Net Income

     The Company had net income of $16.8 million in the third quarter of 2003 compared to $16.5 million in the third quarter of 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 8.5% to $.64 per share in the third quarter of 2003 from $.59 per share in the third quarter of 2002.


First Nine Months of 2003 Compared to First Nine Months of 2002

     A summary of the results of operations of the Company as a percentage of revenues for the first nine months of 2003 and 2002 is shown below.

                                                      Nine Months Ended
                                                 ----------------------------
                                                 Sep. 28, 2003  Sep. 29, 2002
                                                 -------------  -------------
   Revenues.....................................     100.0%        100.0%
                                                     -----         -----
   Costs and expenses:
       Cost of sales............................      43.6          43.7
       Selling, general and administrative......      13.0          12.2
       Depreciation and amortization............       6.6           6.2
       Interest expense.........................        .2            .2
       Other operating expenses.................      17.6          17.0
                                                     -----         -----
                                                      81.0          79.3
                                                     -----         -----
   Income before income taxes...................      19.0          20.7
   Income tax expense ..........................       7.4           8.0
                                                     -----         -----
   Net income ..................................      11.6%         12.7%
                                                     =====         =====

     Revenues

     Revenues increased 9.3% to $507.1 million in the first nine months of 2003 from $464.1 million in the first nine months of 2002 primarily due to an increase in the number of Company-operated stores and an increase of .1% in comparable store sales of the Company's Chuck E. Cheese's restaurants that were open during all of the first nine months of both 2003 and 2002. During 2002, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first nine months of 2003, the Company opened 18 new restaurants and closed one restaurant. Menu prices increased 0.7% between the two periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 81.0% in the first nine months of 2003 from 79.3% in the first nine months of 2002.

     Cost of sales decreased as a percentage of revenues to 43.6% in the first nine months of 2003 from 43.7% in the first nine months of 2002. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.1% in the first nine months of 2003 from 12.3% in the first nine months of 2002 due to higher menu prices. Cost of games and merchandise as a percentage of revenues increased to 4.3% in the first nine months of 2003 from 4.2% in the first nine months of 2002 due primarily to higher prize costs resulting from a guest value program implemented in the second quarter of 2003. Store labor expenses as a percentage of revenues remained the same at 27.2% in both the first nine months of 2003 and the first nine months of 2002.

     Selling, general and administrative expenses as a percentage of revenues increased to 13.0% in the first nine months of 2003 from 12.2% in the first nine months of 2002 primarily due to a $4.25 million charge relating to the settlement, subject to court approval, of a class action wage and hour lawsuit filed in the State of California.

     Depreciation and amortization expense as a percentage of revenues increased to 6.6% in the first nine months of 2003 from 6.2% in the first nine months of 2002 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues was 0.2% in both the first nine months of 2003 and the first nine months of 2002.

     Other operating expenses increased as a percentage of revenues to 17.6% in the first nine months of 2003 from 17.0% in the first nine months of 2002 primarily due to higher insurance costs, losses on disposal of assets, repairs, property taxes and utilities.

     The Company's effective income tax rate was 38.8% the first nine months of 2003 compared to 38.9% the first nine months of 2002.

     Net Income

     The Company had net income of $59.0 million in the first nine months of 2003 compared to $58.7 million in the first nine months of 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 5.8% to $2.18 per share in the first nine months of 2003 compared to $2.06 per share in the first nine months of 2002.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $125.2 million in the first nine months of 2003 from $117.7 million in the comparable period of 2002. Cash outflows from investing activities for the first nine months of 2003 were $61.0 million, primarily related to capital expenditures. Cash outflows from financing activities for the first nine months of 2003 were $67.1 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     In 2003, the Company plans to add 35 to 37 stores including new restaurants and acquisitions of existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the store is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2003 is approximately $1.7 million per restaurant. At the beginning of 2003, the Company identified development opportunities for approximately 350 restaurants including those restaurants expected to open in 2003. This development plan enables the Company to potentially increase the number of Company-owned restaurants significantly from the 384 Company-owned restaurants at the beginning of 2003.

     In addition to new store openings, the Company has initiated several strategies to increase revenues and earnings over the long term that require capital expenditures. These strategies include a Phase III upgrade program, a games rotation plan, major remodels or reconfigurations and expansions of the retail area of existing restaurants. In 2003, these strategies are expected to impact approximately 95 restaurants. In 2003, the Company plans to complete its Phase III upgrade program with the upgrade of 52 restaurants. The average cost of a Phase III upgrade is approximately $205,000 to $215,000 per store. A Phase III upgrade generally includes a new toddler area, skill games and rides, kiddie games and rides, sky-tube enhancements, prize area enhancements and kid check enhancements. In 2003, the Company began a game rotation plan that has an average capital cost of approximately $50,000 per store. The primary component of this initiative is to provide new and transferred games and rides. The Company also plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide a high return on investment. The major components of a reconfiguration include a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games.

     During the first nine months of 2003, the Company opened 18 new restaurants, completed Phase III upgrades in 46 restaurants, completed the game rotation plan in 34 restaurants, completed two reconfigurations and two expansions. The Company currently estimates that capital expenditures in 2003 will be approximately $90 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     In July 2002, the Company announced a plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. In June 2003, the Company completed that plan and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $25 million. In July 2003, the Company completed the plan announced in June 2003 and announced a new plan to repurchase shares of the Company's common stock on the open market at an aggregate purchase price of up to $50 million. During the first nine months of 2003, the Company repurchased approximately 2.1 million shares of its common stock at an aggregate purchase price of approximately $71.6 million. Beginning in 1993 through September 28, 2003, the Company has repurchased approximately 9.9 million shares of the Company's common stock at an aggregate purchase price of approximately $196 million.

     In 2002, the Company entered into a new line of credit agreement that provides borrowings of up to $100 million and matures in 2005. In 2003, available borrowings under the line of credit agreement increased to $132.5 million. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of September 28, 2003, there was $66.7 million in borrowings under this line of credit. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement.

     In September 2003, the Company committed to reacquire for approximately $2.8 million all of its outstanding redeemable preferred stock. Final settlement of the obligation occurred on October 31, 2003.


Website Access to Company Reports

     Our website address is www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by our officers, directors and stockholders holding 10% or more of our common stock and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


Forward Looking Statements

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant/entertainment industry, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, as well as, commodity, insurance and labor costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.



Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the time of such evaluation in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Exchange Act filings. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the time of such evaluation.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et. al., Cause No. 00-08132 FMC (RZx) ("Gavarrete"), was filed in the Superior Court of the State of California in the County of Los Angeles (the "State Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On September 29, 2003, the Company entered into a settlement agreement with the Plaintiffs, which is subject to approval by the State Court, whereby the Company will pay $4,200,000, plus up to $50,000 for administrative fees, to settle all claims of the Plaintiff.



Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

          31.2    Certification  of  the   Acting  Principal  Financial  Officer
                  pursuant to Rule 13a-14(a)/15d-14(a).

          32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2    Certification  of  the  Acting  Principal   Financial  Officer
                  pursuant to  18 U.S.C.  Section  1350 as  Adopted  Pursuant to
                  Section 906 of The Sarbanes-Oxley Act of 2002.


     b)   Reports on Form 8-K

          During the third quarter, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated October 15, 2003, containing a press release on October 15, 2003.

          A current report on Form 8-K, dated October 15, 2003, announcing third quarter financial results.

          A current report on Form 8-K, dated July 15, 2003, announcing second quarter financial results.

          A current report on Form 8-K, dated July 15, 2003, containing a transcript of a conference call conducted by CEC Entertainment, Inc. on July 15, 2003.

          A current report on Form 8-K, dated July 15, 2003, announcing first quarter financial results.

          A current report on Form 8-K, dated July 15, 2003, containing a transcript of a conference call conducted by CEC Entertainment, Inc. on April 15, 2003.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CEC ENTERTAINMENT, INC.



Dated: November 12, 2003                 By:  s/ Michael Magusiak
                                              --------------------------------
                                              Michael Magusiak
                                              President
                                              Acting Principal Financial Officer