Form 10-Q/A
period 2003-09-28
CEC ENTERTAINMENT INC
filed 2003-11-18
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A


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

Explanation:

     The purpose of this Form 10-Q/A amendment is to file revised certifications of the Chief Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) to eliminate certain references in such certifications to internal control over financial reporting as permitted by S.E.C. Release Nos. 33-8238 and 34-47986.





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


                                       CEC ENTERTAINMENT, INC.



Dated: November 17, 2003               By:  /s/Michael H. Magusiak
                                            ---------------------------------
                                            Michael H. Magusiak
                                            President
                                            Acting Principal Financial Officer

                                  EXHIBIT 31.1

              CERTIFICATION PURSUANT TO RULE 13a - 14(a)/15d-14(a)
                            (CHIEF EXECUTIVE OFFICER)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation ; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


November 17, 2003                           /s/Richard M. Frank
                                            ---------------------------------
                                            Richard M. Frank
                                            Chief Executive Officer

                                  EXHIBIT 31.2

             CERTIFICATION PURSUANT TO RULE 13a - 14(a)/ 15d - 14(a)
                      (ACTING PRINCIPAL FINANCIAL OFFICER)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation ; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


November 17, 2003                           /s/ Michael H. Magusiak
                                            ---------------------------------
                                            Michael H. Magusiak
                                            Acting Principal Financial Officer