Form 10-K
period 2003-12-28
CEC ENTERTAINMENT INC
filed 2004-03-11
CIK 813920

FORM 10-K

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2003.

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

                        Common Stock, par value $.10 each
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No |_|

     At March 8, 2004, an aggregate of 25,368,520 shares of the registrant's common stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

     At June 30, 2003, the aggregate market value of our common stock held by non-affiliates of the registrant was $974,078,384.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 2004 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                   P A R T   I

Item 1. Business

General

     CEC Entertainment, Inc. (the "Company") was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062. The Company maintains a website at www.chuckecheese.com. Documents available on our website include the Company's (i) Code of Business Conduct and Ethics, (ii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iii) Corporate Governance Guidelines, and (iv) charters for the Audit, Compensation, and Nominating/Corporate Governance Committees. These documents are also available in print to any stockholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the Securities and Exchange Commission.

     The Company operated, as of December 28, 2003, 418 Chuck E. Cheese's (R) ("Chuck E. Cheese's") restaurants. In addition, as of December 28, 2003, franchisees of the Company operated 48 Chuck E. Cheese's restaurants.


Chuck E. Cheese's Restaurants

Business Development

     Chuck E. Cheese's restaurants offer a variety of pizzas, a salad bar, sandwiches, appetizers and desserts and feature musical and comic entertainment by robotic and animated characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of two and 12. The Company opened its first restaurant in March 1980.

     The Company and its franchisees operate in a total of 48 states and five countries. The Company owns and operates Chuck E. Cheese's restaurants in 41 states and Canada. See "Item 2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes franchised restaurants and one T.J. Hartford's Grille and Bar).

                                           2003           2002           2001
Average annual revenues
     per restaurant (1)                 $1,628,000     $1,641,000     $1,634,000

Number of restaurants open at end
     of period                                 418            384            350

Percent of total restaurant revenues:
     Food and beverage sales                 66.5%          66.7%          68.0%
     Game sales                              31.0%          30.8%          29.5%
     Merchandise sales                        2.5%           2.5%           2.5%

-------

(1) In computing these averages, only restaurants that were open for a period greater than one year at the beginning of each respective year were included (331, 300 and 275 restaurants in 2003, 2002 and 2001, respectively). All fiscal years presented consisted of 52 weeks.

     The revenues from Chuck E. Cheese's restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

     Each Chuck E. Cheese's restaurant typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work part-time.

     To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities.

     In 2000, the Company initiated a Phase III upgrade program that generally includes a new toddler play area, skill games and rides, kiddie games and rides, SkyTubes(R) enhancements, and prize area enhancements with ticket counting machines. The Company completed Phase III upgrades in 28, 105, 123 and 50 restaurants in 2000, 2001, 2002 and 2003, respectively, and completed this upgrade program in 2003. In 2003, the Company also initiated a game rotation plan. The primary components of this plan are to provide new and transferred games and rides and enhanced consumer marketing materials including a new menu board. The Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game rotation. The Company completed 33 game rotations in 2003 and plans to complete 60 to 80 game rotations in 2004.

     In 2003, the Company also began a major remodel or reconfiguration plan in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide an adequate return on investment. The primary components of a reconfiguration include a relocation of the dining and playroom areas, expansion of the space allocated to the game room, and an increase in the number of games. The Company completed three major remodels or reconfigurations in 2003 and has identified ten specific locations for a major remodel or reconfiguration including three franchise locations acquired in 2003.

     The Company has expanded the customer areas of 88 restaurants since 1995, including restaurants with increased seating capacity due to an enhanced showroom package. The Company plans to continue its strategy of expanding the customer areas and seating capacity of four to five selected restaurants in 2004. The customer area of expanded restaurants, other than restaurants with increased seating capacity due to an enhanced showroom package, is typically increased by an average of 1,000 to 4,000 square feet per store.

     The Company has added 35, 35 and 30 Company-operated Chuck E. Cheese's restaurants in 2003, 2002 and 2001, respectively, including restaurants acquired from franchisees. The Company anticipates adding approximately 36 to 40 new restaurants in 2004 through a combination of opening new restaurants and acquiring existing franchise restaurants. At the beginning of 2004, the Company has identified development opportunities for approximately 300 restaurants including those restaurants expected to open in 2004.

     The Company periodically reevaluates the site characteristics of its restaurants. The Company will consider relocating the restaurant to a more desirable site in the event certain site characteristics considered essential for the success of a restaurant deteriorate.

     The Company believes its ownership of trademarks in the names and character likenesses featured in the operation of its restaurants are an important competitive advantage.


Restaurant Design and Entertainment

     Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 7,000 to 14,000 square feet in area. Chuck E. Cheese's restaurants are typically divided into three areas: a kitchen and related area (cashier and prize area, salad bar, manager's office, technician's office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and a playroom area occupies approximately 40% of the space.

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


Food and Beverage Products

     Each Chuck E. Cheese's restaurant offers a variety of pizzas, a salad bar, sandwiches, appetizers and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

     The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.


Marketing

     The primary customer base for the Company's restaurants consists of families having children between the ages of two and 12. The Company conducts advertising campaigns which are targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese's restaurants and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers, the Company's website and direct e-mail.

Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At December 28, 2003, 48 Chuck E. Cheese's restaurants were operated by a total of 29 different franchisees, as compared to 50 of such restaurants at December 29, 2002. Currently, franchisees have expansion rights to open an additional five franchise restaurants. The Company is not granting additional United States franchises.

     The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2004.

     The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the "Association"), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese's restaurants, to serve as an advisory council to the Company and to plan and approve contributions to and expenditures from the Advertising Fund [a fund established and managed by the Association that pays the costs of system-wide advertising] and the Entertainment Fund [a fund established and managed by the Association to further develop and improve entertainment attractions]. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five members appointed by the Company and five members elected by the franchisees.

     The franchise agreements governing existing franchised Chuck E. Cheese's restaurants in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund of the Association an amount equal to 2.9% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits that may be incurred by the Association.


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

T.J. Hartford's Grille and Bar

     In 2001, the Company opened a full service casual dining restaurant with a game room area named T.J. Hartford's Grille and Bar aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages in a relaxed entertaining atmosphere.

Trademarks

     The Company, through a wholly owned subsidiary, owns various trademarks, including "Chuck E. Cheese" and "T.J. Hartford's" that are used in connection with the restaurants and have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.


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

Working Capital Practices

     The Company attempts to maintain only sufficient inventory of supplies in its restaurants to satisfy current operational needs. The Company's accounts receivable consist primarily of credit card receivables, tax receivables, vendor rebates and construction advances.


Employees

     The Company's employment varies seasonally, with the greatest number of people being employed during the summer months. On December 28, 2003, the Company employed approximately 16,900 employees, including 16,600 in the operation of Chuck E. Cheese's and T.J. Hartford's Grille and Bar restaurants and 300 employed by the Company in its executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 2. Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of December 28, 2003.

                                                     Chuck E.
              Domestic                               Cheese's
              --------                               --------

              Alabama                                      6
              Arkansas                                     4
              California                                  63
              Colorado                                     8
              Connecticut                                  6
              Delaware                                     2
              Florida                                     22
              Georgia                                     16
              Idaho                                        1
              Illinois                                    21
              Indiana                                     10
              Iowa                                         4
              Kansas                                       4
              Kentucky                                     2
              Louisiana                                    7
              Maryland                                    12
              Maine                                        1
              Massachusetts                               10
              Michigan                                    17
              Minnesota                                    5
              Mississippi                                  2
              Missouri                                     8
              Nevada                                       4
              Nebraska                                     2
              New Hampshire                                2
              New Jersey                                  15
              New Mexico                                   2
              New York                                    18
              North Carolina                               8
              Ohio                                        17
              Oklahoma                                     3
              Pennsylvania                                18
              Rhode Island                                 1
              South Carolina                               5
              South Dakota                                 1
              Tennessee                                   11
              Texas                                       50
              Virginia                                    10
              Washington                                   4
              West Virginia                                1
              Wisconsin                                    9
                                                        ----
                                                         412
                                                        ----
              International

              Canada                                       6
                                                        ----
                                                         418
                                                        ====

     Of the 418 Chuck E. Cheese's restaurants owned by the Company as of December 28, 2003, 367 occupy leased premises and 51 occupy owned premises. The leases of these restaurants will expire at various times from 2004 to 2028, as described in the table below.


         Year of                    Number of         Range of Renewal
        Expiration                 Restaurants         Options (Years)
        ----------                 -----------        ----------------

           2004                          6               None to  5
           2005                         31               None to 20
           2006                         36               None to 15
           2007                         46               None to 15
           2008 and thereafter         248               None to 20


     The leases of Chuck E. Cheese's restaurants contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $4.00 to $31.00 per square foot, subject to periodic adjustment. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


Item 3. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et. al., Cause No. 00-08132 FMC (RZx), was filed in the Superior Court of the State of California in the County of Los Angeles (the " Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On September 29, 2003, the Company entered into a settlement agreement with the Plaintiffs, which was subject to approval by the Court, whereby the Company will pay $4.2 million plus up to $50,000 for administrative fees to settle all claims of the Plaintiff. On January 14, 2004 the Court entered an order granting preliminary approval of the settlement agreement.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                  P A R T   I I


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 8, 2004, there were an aggregate of 25,368,520 shares of the Company's Common Stock outstanding and approximately 2,238 stockholders of record.

     The Company's common stock is listed on the New York Stock Exchange under the symbol "CEC." The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:


                                          High                 Low
                                         ------               ------
        2003
                  - 1st quarter         $ 31.66              $ 24.05
                  - 2nd quarter           37.45                26.10
                  - 3rd quarter           40.76                34.24
                  - 4th quarter           52.01                38.99


        2002
                  - 1st quarter         $ 49.95              $ 41.83
                  - 2nd quarter           49.37                40.00
                  - 3rd quarter           42.43                32.90
                  - 4th quarter           35.80                23.90




     The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures, repurchase the Company's common stock and reduce its long-term debt. The future dividend policy with respect to the common stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.


                                                            2003          2002          2001          2000          1999
                                                         ---------     ---------     ---------     ---------     ---------
                                                                   (Thousands, except per share and store data)
Operating results (1):

Revenues...............................................  $ 654,598     $ 602,201     $ 562,227     $ 506,111     $ 440,904
Costs and expenses.....................................    538,921       488,541       457,023       415,377       368,578
                                                         ---------     ---------     ---------     ---------     ---------
Income before income taxes.............................    115,677       113,660       105,204        90,734        72,326
Income taxes...........................................     44,882        44,134        41,029        35,379        27,954
                                                         ---------     ---------     ---------     ---------     ---------

Net income.............................................  $  70,795     $  69,526     $  64,175     $  55,355     $  44,372
                                                         =========     =========     =========     =========     =========

Per share (2)(3):
   Basic:
     Net income........................................  $    2.67     $    2.50     $    2.30     $    2.04     $    1.63
   Weighted average shares outstanding.................     26,436        27,674        27,816        26,999        27,004

   Diluted:
     Net income........................................  $    2.62     $    2.46     $    2.24     $    1.98     $    1.58
     Weighted average shares outstanding...............     26,926        28,175        28,514        27,839        27,922

Cash flow data:
   Cash provided by operations.........................  $ 152,842     $ 133,344     $ 119,497     $  94,085     $  78,528
   Cash used in investing activities...................    (88,713)     (109,860)     (108,807)      (85,933)     (100,344)
   Cash provided by (used in) financing activities.....    (68,276)      (14,952)      (14,308)       (3,583)       21,337

Balance sheet data:
   Total assets........................................  $ 580,351     $ 539,703     $ 459,485     $ 389,375     $ 325,168
   Long-term obligations (including current portion
     and redeemable preferred stock)...................     73,249        69,791        59,285        57,288        63,369
   Shareholders' equity................................    392,499       384,668       337,236       282,272       221,228

Number of restaurants at year end:
     Company operated..................................        418           384           350           324           294
     Franchise.........................................         48            50            52            55            55
                                                         ---------     ---------     ---------     ---------     ---------
                                                               466           434           402           379           349
                                                         =========     =========     =========     =========     =========

----------------------

(1)  All fiscal years presented were 52 weeks in length.

(2)  No cash dividends on common stock were paid in any of the years presented.

(3) Share and per share information does not reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that is effective and distributable on March 15, 2004, to holders of record as of February 25, 2004 (Note 11).

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                     2003      2002      2001
                                                    ------    ------    ------
   Revenues ....................................    100.0%    100.0%    100.0%
                                                    ------    ------    ------
   Costs and expenses:
       Cost of sales............................     44.3%     44.2%     44.5%
       Selling, general and administrative......     12.9%     12.7%     13.4%
       Depreciation and amortization............      6.9%      6.5%      6.1%
       Interest expense.........................       .2%       .2%       .4%
       Other operating expenses.................     18.0%     17.5%     16.9%
                                                    ------    ------    ------
                                                     82.3%     81.1%     81.3%
                                                    ------    ------    ------
   Income before income taxes...................     17.7%     18.9%     18.7%
                                                    ======    ======    ======


     2003 Compared to 2002

     Revenues

     Revenues increased 8.7% to $654.6 million in 2003 from $602.2 million in 2002 primarily due to an increase in the number of Company-operated restaurants. The Company opened 32 new restaurants, acquired three restaurants from franchisees and closed one restaurant in 2003. Comparable store sales decreased 0.3%. Average annual revenues per restaurant declined to approximately $1,628,000 in 2003 from approximately $1,641,000 in 2002. Menu prices increased 0.8% between the two years.

     Revenues from franchise fees and royalties were $3.3 million in 2003 compared to $3.2 million in 2002. During 2003, two new franchise restaurants opened, three franchise restaurants were acquired by the Company and one franchise restaurant closed. Franchise comparable store sales increased 1.4% in 2003.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 82.3% in 2003 from 81.1% in 2002.

     Cost of sales as a percentage of revenues increased to 44.3% in 2003 from 44.2% in 2002. Costs of food, beverage, and related supplies as a percentage of revenues were 12.2% in both 2003 and 2002. Costs of games and merchandise increased to 4.3% in 2003 from 4.2% in 2002 primarily due to higher prize costs resulting from a guest value program implemented in the second quarter of 2003. Restaurant labor expenses as a percentage of revenues remained constant at 27.8% in both 2003 and 2002.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.9% in 2003 from 12.7% in 2002 primarily due to a $4.25 million charge in 2003 relating to the settlement, subject to court approval, of a class action wage and hour lawsuit filed in the State of California. In January 2004, the court granted preliminary approval of this settlement.


     Depreciation and amortization expense as a percentage of revenues increased to 6.9% in 2003 from 6.5% in 2002 primarily due to capital invested in new restaurants and remodels.

     Interest expense as a percentage of revenues was 0.2% in both 2003 and 2002.

     Other operating expenses increased as a percentage of revenues to 18.0% in 2003 from 17.5% in 2002 primarily due to losses on the disposal of assets, repairs and property taxes.

     The Company's effective income tax rate was 38.8% in both 2003 and 2002.

     Net Income

     The Company had net income of $70.8 million in 2003 compared to $69.5 million in 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 6.5% to $2.62 per share in 2003 compared to $2.46 per share in 2002 due to the 1.9% increase in net income discussed above and a 4.6% decrease in the Company's number of weighted average shares outstanding. Weighted average diluted shares outstanding decreased to
26.9 million in 2003 from 28.2 million in 2002 primarily due to the Company's share repurchase program.

     2002 Compared to 2001

     Revenues

     Revenues increased 7.1% to $602.2 million in 2002 from $562.2 million in 2001 due to new restaurants. The Company opened 32 new restaurants, acquired three restaurants from franchisees and closed one restaurant in 2002. Comparable store sales decreased 1.0%. The Company completed Phase III upgrades in 105 restaurants in 2001 and 123 restaurants in 2002. Average annual revenues per restaurant increased to approximately $1,641,000 in 2002 from approximately $1,634,000 in 2001. Menu prices increased 0.4% between the two years.

     Revenues from franchise fees and royalties were $3.2 million in both 2002 and 2001. One new franchise restaurant opened and three franchise restaurants were acquired by the Company during 2002. Franchise comparable store sales decreased 0.4% in 2002.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.1% in 2002 from 81.3% in 2001.

     Cost of sales as a percentage of revenues decreased to 44.2% in 2002 from 44.5% in 2001. Costs of food, beverage, and related supplies as a percentage of revenues decreased to 12.2% in 2002 from 12.8% in 2001 primarily due to lower cheese costs. Costs of games and merchandise decreased to 4.2% in 2002 from 4.4% in 2001 due to buying efficiencies. Restaurant labor expenses as a percentage of revenues increased to 27.8% in 2002 from 27.3% in 2001 primarily due to the decrease in comparable store sales and higher average wage rates.

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

     The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self-insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which the differences are identified. Significant increases in general liability and workers compensation claims could have a material adverse impact on future operating results.

     The  Company   periodically   reviews  the   estimated   useful  lives  and
recoverability of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis, unless factors indicate the carrying amounts of the assets may not be recoverable from estimated future cash flows and an impairment write-down is necessary.

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

     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $152.8 million in 2003 from $133.3 million in 2002. Cash outflows from investing activities for 2003 were $88.7 million, primarily related to capital expenditures. Cash outflows from financing activities for 2003 were $68.3 million, primarily related to the repurchase of the Company's Common Stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's Common Stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: a) new restaurant development and acquisitions of existing restaurants from franchisees, b) a game rotation plan, c) major remodels or reconfigurations and d) expansions of the retail area of existing restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game rotation.

     The game rotation plan began in 2003 and has an average capital cost of approximately $60,000 per store. The primary components of this plan are to provide new and transferred games and rides and in certain stores, enhancements to the toddler area. The major remodel or reconfiguration initiative includes a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games. The typical capital cost of this initiative will range from $225,000 to $400,000 per store. Expansion of the retail areas may vary widely based on square footage and can range in cost from $200,000 to $900,000 per store but generally have an average capital cost of approximately $500,000.

     During 2003, the Company opened 32 new restaurants, acquired three restaurants from franchisees, completed the game rotation plan in 33 restaurants, completed three reconfigurations and three expansions. In 2003, the Company also completed its Phase III upgrade program with upgrades in 50 restaurants. The average cost of a Phase III upgrade was approximately $205,000 to $215,000 per store. A Phase III upgrade generally included a new toddler area, skill games and rides, kiddie games and rides, SkyTube enhancements, prize area improvements and Kid Check modifications.

     In 2004, the Company plans to add 36 to 40 stores including new restaurants and acquisitions of existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the store is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2004 is approximately $1.4 million per restaurant. At the beginning of 2004, the Company identified development opportunities for approximately 300 restaurants including those restaurants expected to open in 2004.

     In 2004, the Company plans to complete game rotations in 60 to 80 restaurants. The Company plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide an adequate return on investment. The Company has currently identified 10 to 20 potential locations for a major remodel including the three franchise locations acquired in 2003. The Company also plans to expand the square footage of approximately four to five restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game rotation. The Company expects the aggregate capital costs of completing game rotations, major remodels and reconfigurations and expansions in 2004 to total approximately $16 million and impact 105 to 110 restaurants.

     The Company currently estimates that capital expenditures in 2004 will be $79 million to $85 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. In 2003, the Company repurchased 2,285,776 shares of its common stock at an aggregate price of approximately $82.6 million. Beginning in 1993 through 2003, the Company has repurchased approximately 10.1 million shares of the Company's common stock at an aggregate purchase price of approximately $207 million. In 2004, the Company completed a plan authorized in 2003 and announced a new plan to repurchase shares of the Company's common stock at an aggregate purchase price of up to $75 million. In 2003, the Company reacquired all of its outstanding preferred stock for approximately $2.8 million.

     In 2002, the Company entered into a new line of credit agreement that provides borrowings of up to $100 million and matures in 2005. In 2003, available borrowings under the line of credit agreement increased to $132.5 million. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of December 28, 2003, there were $64.4 million in borrowings under this line of credit. In addition, the Company had outstanding letters of credit of $3.5 million at December 28, 2003. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement.

     The following are contractual cash obligations of the Company as of December 28, 2003 (thousands):


                                                     Cash Obligations Due by Year
                               ------------------------------------------------------------------------
                                 Total        2004         2005        2006        2007      Thereafter
                               ---------    --------    ---------    --------    --------    ----------

Operating leases............   $ 355,507    $ 53,982    $  52,729    $ 49,479    $ 43,524    $ 155,793
Revolving line of credit....      64,400                   64,400
Purchase commitments........      36,945       4,820        4,966       5,116       5,272       16,771
Capital lease obligations...         410         214          196
                               ---------    --------    ---------    --------    --------    ---------
                               $ 457,262    $ 59,016    $ 122,291    $ 54,595    $ 48,796    $ 172,564
                               =========    ========    =========    ========    ========    =========

     In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $16.4 million as of December 28, 2003 will be paid as follows: approximately $7.9 million to be paid in 2004 and the remainder paid over the six year period from 2005 to 2010.

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

Item 8. Financial Statements and Supplementary Data

                             CEC ENTERTAINMENT, INC.
                YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

                                    CONTENTS






                                                                            Page
                                                                            ----
Independent auditors' report...............................................   17
Consolidated financial statements:
     Consolidated balance sheets...........................................   18
     Consolidated statements of earnings and comprehensive income..........   19
     Consolidated statements of shareholders' equity.......................   20
     Consolidated statements of cash flows.................................   21
     Notes to consolidated financial statements............................   22

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2004


                                            CEC ENTERTAINMENT, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                        (Thousands, except share data)

                                                                                    December 28,  December 29,
                                                                                        2003          2002
                                                                                    ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.....................................................    $   8,067     $  12,214
   Accounts receivable, net......................................................       13,103        11,270
   Inventories...................................................................       12,491        10,716
   Prepaid expenses..............................................................        7,608         5,500
   Deferred tax asset............................................................        1,487         1,319
                                                                                     ---------     ---------
      Total current assets.......................................................       42,756        41,019
                                                                                     ---------     ---------
Property and equipment, net......................................................      536,124       493,533
                                                                                     ---------     ---------

Other assets:
   Notes receivable from related party...........................................                      3,825
   Other.........................................................................        1,471         1,326
                                                                                     ---------     ---------
                                                                                         1,471         5,151
                                                                                     ---------     ---------
                                                                                     $ 580,351     $ 539,703
                                                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt.............................................    $     168     $     143
   Accounts payable and accrued liabilities......................................       58,736        43,002
                                                                                     ---------     ---------
      Total current liabilities..................................................       58,904        43,145
                                                                                     ---------     ---------
Long-term debt, less current portion.............................................       64,581        62,349
                                                                                     ---------     ---------
Deferred rent....................................................................        5,153         4,086
                                                                                     ---------     ---------
Deferred tax liability...........................................................       50,714        38,156
                                                                                     ---------     ---------
Accrued insurance ...............................................................        8,500         4,750
                                                                                     ---------     ---------
Commitments and contingencies (Note 7)

Redeemable preferred stock ......................................................                      2,549
                                                                                     ---------     ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares;
     36,321,275 and 35,669,773 shares issued, respectively ......................        3,632         3,567
   Capital in excess of par value................................................      220,887       201,936
   Retained earnings ............................................................      378,911       308,277
   Accumulated other comprehensive income (loss).................................          695           (91)
   Less treasury shares of 10,694,945 and 8,409,169, respectively, at cost.......     (211,626)     (129,021)
                                                                                     ---------     ---------
                                                                                       392,499       384,668
                                                                                     ---------     ---------
                                                                                     $ 580,351     $ 539,703
                                                                                     =========     =========
                                See notes to consolidated financial statements.



                                       CEC ENTERTAINMENT, INC.
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE INCOME
                                 (Thousands, except per share data)

                                                                            Fiscal Year
                                                                -----------------------------------
                                                                   2003         2002         2001
                                                                ---------    ---------    ---------

Food and beverage revenues..................................    $ 433,952    $ 400,119    $ 380,014
Games and merchandise revenues..............................      217,261      198,466      178,766
Franchise fees and royalties................................        3,335        3,188        3,173
Interest income, including related party income
    of  $404 and $181 in 2002 and 2001, respectively .......           50          428          274
                                                                ---------    ---------    ---------
                                                                  654,598      602,201      562,227
                                                                ---------    ---------    ---------
Costs and expenses:
     Cost of sales..........................................      290,005      266,357      250,138
     Selling, general and administrative expenses...........       84,701       76,621       75,275
     Depreciation and amortization..........................       45,109       39,243       34,397
     Interest expense.......................................        1,449        1,201        2,036
     Other operating expenses...............................      117,657      105,119       95,177
                                                                ---------    ---------    ---------
                                                                  538,921      488,541      457,023
                                                                ---------    ---------    ---------

Income before income taxes..................................      115,677      113,660      105,204

Income taxes................................................       44,882       44,134       41,029
                                                                ---------    ---------    ---------

Net income..................................................       70,795       69,526       64,175

Other comprehensive income (loss), net of tax:
     Foreign currency translation...........................          786           87         (148)
                                                                ---------    ---------    ---------
Comprehensive income........................................    $  71,581    $  69,613    $  64,027
                                                                =========    =========    =========

Earnings per share:
Basic:
     Net income  ...........................................    $    2.67    $    2.50    $    2.30
                                                                =========    =========    =========
     Weighted average shares outstanding....................       26,436       27,674       27,816
                                                                =========    =========    =========
Diluted:
     Net income  ...........................................    $    2.62    $    2.46    $    2.24
                                                                =========    =========    =========
     Weighted average shares outstanding....................       26,926       28,175       28,514
                                                                =========    =========    =========



                           See notes to consolidated financial statements.




                                                  CEC ENTERTAINMENT, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (Thousands, except per share data)


                                                         Fiscal Year - Amounts                   Fiscal Year - Shares
                                                 -------------------------------------       ----------------------------
                                                    2003          2002          2001          2003       2002       2001
                                                 ---------     ---------     ---------       ------     ------     ------
Common stock and capital in
  excess of par value:
    Balance, beginning of year...............    $ 205,503     $ 195,574     $ 181,287       35,670     35,325     34,585
    Stock options exercised..................       14,588         6,367        10,547          640        338        785
    Tax benefit from exercise
      of stock options ......................        4,072         3,265         4,174
    Stock issued under 401(k) plan...........          356           297           176           11          7          5
    Treasury stock retired and
      reserved for 401(k) plan...............                                     (610)                               (50)
                                                 ---------     ---------     ---------       ------     ------     ------
    Balance, end of year.....................      224,519       205,503       195,574       36,321     35,670     35,325
                                                 ---------     ---------     ---------       ======     ======     ======

Retained earnings:
    Balance, beginning of year...............      308,277       239,070       175,217
    Net income...............................       70,795        69,526        64,175
    Redeemable preferred stock accretion.....          (49)          (95)          (91)
    Redeemable preferred stock dividend......         (112)         (224)         (231)
                                                 ---------     ---------     ---------
    Balance, end of year.....................      378,911       308,277       239,070
                                                 ---------     ---------     ---------

Accumulated other comprehensive
    income(loss):
    Balance, beginning of year...............          (91)         (178)          (30)
    Foreign currency translation.............          786            87          (148)
                                                 ---------     ---------     ---------
    Balance, end of year.....................          695           (91)         (178)
                                                 ---------     ---------     ---------

Treasury shares:
    Balance, beginning of year...............     (129,021)      (97,230)      (74,202)       8,409      7,586      7,040
    Treasury stock acquired..................      (82,605)      (31,791)      (23,638)       2,286        823        596
    Treasury stock retired and
      reserved for 401(k) plan...............                                      610                                (50)
                                                 ---------     ---------     ---------       ------     ------     ------
    Balance, end of year.....................     (211,626)     (129,021)      (97,230)      10,695      8,409      7,586
                                                 ---------     ---------     ---------       ======     ======     ======

Total shareholders' equity...................    $ 392,499     $ 384,668     $ 337,236
                                                 =========     =========     =========









                                      See notes to consolidated financial statements.




                                                 CEC ENTERTAINMENT, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Thousands)

                                                                                               Fiscal Year
                                                                                  -------------------------------------
                                                                                     2003          2002          2001
                                                                                  ---------     ---------     ---------
Operating activities:
Net income...................................................................     $  70,795     $  69,526     $  64,175
Adjustments to reconcile net income to cash provided by operations:
   Depreciation and amortization ............................................        45,109        39,243        34,397
   Deferred income tax expense ..............................................        12,390        18,246        12,088
   Tax benefit from exercise of stock options ...............................         4,072         3,265         4,174
   Other.....................................................................         2,686         1,333           836
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................        17,790         1,731         3,827
                                                                                  ---------     ---------     ---------
      Cash provided by operations............................................       152,842       133,344       119,497
                                                                                  ---------     ---------     ---------

Investing activities:
   Purchases of property and equipment.......................................       (88,386)     (108,126)     (111,202)
   Proceeds from dispositions of property and equipment......................                                       297
   Payments received on notes receivable.....................................                       2,201         2,677
   Additions to notes receivable.............................................                      (3,971)       (3,206)
   Change in other assets....................................................          (327)         (426)          647
   Sale of assets held for resale............................................                         462         1,980
                                                                                  ---------     ---------     ---------
      Cash used in investing activities......................................       (88,713)     (109,860)     (108,807)
                                                                                  ---------     ---------     ---------

Financing activities:
   Proceeds from debt and line of credit.....................................        48,700        52,375        37,100
   Payments on debt and line of credit.......................................       (46,443)      (41,946)      (38,169)
   Redeemable preferred stock dividends......................................          (112)         (224)         (231)
   Acquisition of treasury stock.............................................       (82,605)      (31,791)      (23,638)
   Exercise of stock options.................................................        14,588         6,367        10,547
   Redemption of preferred stock.............................................        (2,795)
   Other.....................................................................           391           267            83
                                                                                  ---------     ---------     ---------
      Cash used in financing activities......................................       (68,276)      (14,952)      (14,308)
                                                                                  ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents.............................        (4,147)        8,532        (3,618)
Cash and cash equivalents, beginning of year.................................        12,214         3,682         7,300
                                                                                  ---------     ---------     ---------
Cash and cash equivalents, end of year.......................................     $   8,067     $  12,214     $   3,682
                                                                                  =========     =========     =========



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

     Fiscal year: The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2003, 2002 and 2001 are for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

     Basis of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. In 2003, the Company adopted the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Accordingly, at the beginning of 2003, the Company consolidated the financial statements of the International Association of CEC Entertainment, Inc. (the "Association"), a related party. The consolidation did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. Notes receivable from the Association, previously reported in prior periods, are currently eliminated in this consolidation and replaced with the Association's assets, which are primarily prepaid advertising costs and cash. All significant intercompany accounts and transactions have been eliminated.

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

     Inventories: Inventories of food, paper products, merchandise and supplies are stated at the lower of cost on a first-in, first-out basis or market.

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

     The Company evaluates long-lived assets held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of associated undiscounted future cash flows. The amount of any impairment is measured as the excess of the carrying amount over associated discounted future operating cash flows. Assets held for sale are reported at the lower of carrying amount or the fair value less costs to sell.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.   Summary of significant accounting policies (continued):

     Fair Value of Financial Instruments: The Company has certain financial instruments consisting primarily of cash equivalents, notes receivable and notes payable. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks.

     Stock-Based  Compensation:   The  Company  accounts  for  its  stock  based
compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):


                                                              2003         2002         2001
                                                            --------     --------     --------
Net income, as reported ...............................     $ 70,795     $ 69,526     $ 64,175
Fair value based compensation expense, net of taxes....       (6,507)      (6,439)      (4,613)
                                                            --------     --------     --------
Pro forma net income...................................     $ 64,288     $ 63,087     $ 59,562
                                                            ========     ========     ========

Earnings per Share:
Basic:
    As reported........................................     $   2.67     $   2.50     $   2.30
    Pro forma..........................................     $   2.43     $   2.26     $   2.13

Diluted:
    As reported........................................     $   2.62     $   2.46     $   2.24
    Pro forma..........................................     $   2.38     $   2.22     $   2.08


     For the pro forma calculations above, the estimated fair value of options granted was $9.48, $14.69 and $11.91 per share in 2003, 2002 and 2001, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 3.10%, 4.34% and 4.80% in 2003, 2002 and 2001, respectively; no dividend yield; expected lives of five years; and expected volatility of 30%.

     Franchise fees and royalties: Franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. At December 28, 2003, 48 Chuck E. Cheese's restaurants were operated by a total of 29 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Royalties from franchisees are accrued as earned. Franchise fees included in revenues were $281,000, $240,000, and $114,000 in 2003, 2002 and
2001, respectively.

     Advertising costs: Production costs for commercials are expensed in the year in which the commercials are initially aired. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $24.6 million, $24.4 million and $24.0 million in 2003, 2002 and 2001, respectively.

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

     Reclassifications: Certain reclassifications of 2002 and 2001 amounts have been made to conform to the 2003 presentation.

     Recent Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board issued a revision to Financial Accounting Standards Board Interpretation No. 46 ("FIN 46R"). FIN 46R requires an evaluation of franchise arrangements to determine if franchisees should be consolidated beginning in the first quarter of fiscal 2004. The Company is currently in the process of evaluating FIN 46R but does not believe that its adoption will have a material effect on the Company's financial statements.


2.   Accounts receivable:                             2003         2002
                                                    --------     --------
                                                         (thousands)

     Trade........................................  $  2,414     $  2,495
     Tax receivables..............................     1,873        3,915
     Vendor rebates...............................     3,638        3,108
     Construction allowances from landlords.......     3,481          779
     Other........................................     1,697          973
                                                    --------     --------
                                                    $ 13,103     $ 11,270
                                                    ========     ========


3.   Notes receivable from related party:

     The Company and its franchisees contribute a percentage of revenues ("Assessments") to the Association, a related party, to develop entertainment attractions and produce and communicate system wide advertising. The Association has ten directors, five of whom are also employees of the Company. At December 29, 2002, approximately $3,825,000 was outstanding under notes receivable from the Association. The Company also had accounts payable to the Association of $2,475,000 at December 29, 2002 primarily for December assessments. At the beginning of 2003, the Company adopted FIN 46 and has consolidated the financial statements of the Association. (Note 1). Accordingly, all significant intercompany accounts and transactions have been eliminated in 2003.

                                    CEC ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.   Property and equipment:

                                                                        2003          2002
                                                                     ---------     ---------
                                                                           (thousands)

     Land.........................................................   $  40,357     $  36,329
     Leasehold improvements.......................................     301,088       263,625
     Buildings ...................................................      49,305        44,186
     Game, restaurant and other equipment.........................     328,369       299,251
     Property leased under capital leases (Note 7)................         449           449
                                                                     ---------     ---------
                                                                       719,568       643,840
     Less accumulated depreciation and amortization...............    (204,845)     (169,836)
                                                                     ---------     ---------
         Net property and equipment in service....................     514,723       474,004
     Construction in progress.....................................       7,547         7,305
     Game and restaurant equipment held for future service........      13,854        12,224
                                                                     ---------     ---------
                                                                     $ 536,124     $ 493,533
                                                                     =========     =========


5.   Accounts payable and accrued insurance:

                                                                        2003          20002
                                                                     ---------     ---------
                                                                           (thousands)
     Current:
       Accounts payable...........................................   $  30,126     $  19,933
       Salaries and wages.........................................       8,665         7,630
       Insurance..................................................       7,888         6,896
       Taxes, other than income...................................       5,668         5,488
       Income taxes...............................................       2,804
         Other....................................................       3,585         3,055
                                                                     ---------     ---------
                                                                     $  58,736     $  43,002
                                                                     =========     =========
     Long-term:
       Insurance..................................................   $   8,500     $   4,750
                                                                     =========     =========


     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insured retention programs for general liability, workers compensation, health benefits and certain other insured risks.



6.   Long-term debt:

                                                                        2003          2002
                                                                     ---------     ---------
                                                                           (thousands)
     Revolving bank loan, prime or LIBOR
        plus 0.75% to 1.5%,  due December 2005 ...................   $  64,400     $  62,000
     Obligations under capital leases (Note 7)....................         349           492
                                                                     ---------     ---------
                                                                        64,749        62,492
     Less current portion.........................................        (168)         (143)
                                                                     ---------     ---------
                                                                     $  64,581     $  62,349
                                                                     =========     =========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Long-term debt (continued):

     In 2002, the Company entered into a line of credit agreement which provides the Company with a revolving credit facility of $100 million and matures in 2005. In 2003, available borrowings under the line of credit agreement increased to $132.5 million. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (4.00% at December 28, 2003) or, at the Company's option, LIBOR (1.12% at December 28, 2003) plus 0.75%. A 0.2% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on long-term debt was 2.0% and 3.1% in 2003 and 2002, respectively. The Company capitalized interest costs of $77,000, $176,000 and $306,000 in 2003, 2002 and 2001, respectively.


7.   Commitments and contingencies:

     The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

     Scheduled annual maturities of the obligations for capital and operating leases as of December 28, 2003, are as follows:

        Years                                              Capital    Operating
       -------                                             -------    ---------
                                                                (thousands)

     2004................................................   $ 214     $  53,982
     2005................................................     196        52,729
     2006................................................                49,479
     2007................................................                43,524
     2008-2028 (aggregate payments)......................               155,793
                                                            -----     ---------
     Minimum future lease payments ......................     410     $ 355,507
                                                                      =========
     Less amounts representing interest..................     (61)
                                                            -----
     Present value of future minimum lease payments......     349
     Less current portion................................    (168)
                                                            -----
     Long-term capital lease obligation..................   $ 181
                                                            =====


     Deferred rent is provided to recognize the minimum rent expense on a straight-line basis when rental payments are not made on such basis. Certain of the Company's real estate leases require payment of contingent rent based on a percentage of sales. The Company's rent expense is comprised of the following:

                                                2003         2002         2001
                                              --------     --------     --------
                                                         (thousands)
     Minimum...............................   $ 56,350     $ 51,195     $ 47,884
     Contingent............................        291          330          452
                                              --------     --------     --------
                                              $ 56,641     $ 51,525     $ 48,336
                                              ========     ========     ========

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     In September 2003, the Company recorded a charge to selling, general and administrative expense of $4.25 million related to the settlement agreed to on September 29, 2003, subject to court approval, in a class action wage and hour lawsuit filed in the State of California. In January 2004, the court granted preliminary approval of this settlement.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Redeemable preferred stock:

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("SFAS 150"). SFAS 150 required the Company to classify redeemable preferred stock dividend preferences as interest cost effective at the beginning of the three-month period ended September 28, 2003. After that date in 2003, redeemable preferred stock accretion and dividends of $164,000 is included in interest expense; comparable amounts in prior periods are reported in shareholders' equity. In October 2003, the Company reacquired for approximately $2.8 million all of its outstanding redeemable preferred stock. Also, in 2003 the increase of $163,000 in the carrying value of the redeemable preferred stock to the redemption amount is included in interest expense.


9.   Cost of sales:

                                                  2003        2002        2001
                                               ---------   ---------   ---------
                                                          (thousands)

Food, beverage and related supplies..........  $  79,982   $  73,690   $  72,006
Games and merchandise........................     28,234      25,490      24,871
Labor........................................    181,789     167,177     153,261
                                               ---------   ---------   ---------
                                               $ 290,005   $ 266,357   $ 250,138
                                               =========   =========   =========


10.  Income taxes:

     The significant components of income tax expense are as follows:

                                                  2003        2002        2001
                                                --------    --------    --------
                                                          (thousands)
Current expense:
   Federal..................................... $ 23,430    $ 18,571    $ 20,957
   State.......................................    4,810       3,854       3,648
   Foreign.....................................      180         198         162
   Tax benefit from exercise of stock options..    4,072       3,265       4,174
                                                --------    --------    --------
      Total current expense....................   32,492      25,888      28,941
Deferred expense:
   Federal.....................................   11,450      16,199      10,412
   State.......................................      940       2,047       1,676
                                                --------    --------    --------
      Total temporary differences .............   12,390      18,246      12,088
                                                --------    --------    --------
                                                $ 44,882    $ 44,134    $ 41,029
                                                ========    ========    ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  Income taxes (continued):

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                      2003         2002
                                                    --------     --------
                                                         (thousands)
Current deferred tax asset:
    Accrued vacation.............................   $    894     $    766
    Unearned gift certificates ..................        498          406
    Other........................................         95          147
                                                    --------     --------
                                                    $  1,487     $  1,319
                                                    ========     ========

Non-current deferred tax asset (liability):
    Deferred rent................................   $  1,994     $  1,580
    Unearned franchise fees......................         91           92
    Depreciation.................................    (53,372)     (39,471)
    Foreign......................................       (479)        (335)
    Other........................................      1,052          (22)
                                                    --------     --------

                                                    $(50,714)    $(38,156)
                                                    ========     ========


     A reconciliation of the statutory rate to taxes provided is as follows:

                                                      2003     2002     2001
                                                     -----    -----    -----

 Federal statutory rate...........................    35.0%    35.0%    35.0%
 State income taxes, net of federal benefit.......     3.3%     3.9%     3.9%
 Other............................................      .5%     (.1)%     .1%
                                                     -----    -----    -----
 Effective tax rate...............................    38.8%    38.8%    39.0%
                                                     =====    =====    =====

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Net income applicable to common shares has been adjusted for redeemable preferred stock accretion and dividends for the applicable periods. Earnings per common and potential common shares were computed as follows (thousands, except per share data):


                                                              2003       2002       2001
                                                            --------   --------   --------

Net income...............................................   $ 70,795   $ 69,526   $ 64,175
Accretion of redeemable preferred stock..................        (49)       (95)       (91)
Redeemable preferred stock dividends.....................       (112)      (224)      (231)
                                                            --------   --------   --------
Net income applicable to common shares...................   $ 70,634   $ 69,207   $ 63,853
                                                            ========   ========   ========

Basic:
Weighted average common shares outstanding...............     26,436     27,674     27,816
                                                            ========   ========   ========
Earnings per common share................................   $   2.67   $   2.50   $   2.30
                                                            ========   ========   ========

Diluted:
Weighted average common shares outstanding...............     26,436     27,674     27,816
Potential common shares for stock options................        490        501        698
                                                            --------   --------   --------
Weighted average shares outstanding......................     26,926     28,175     28,514
                                                            ========   ========   ========
Earnings per common and potential common shares..........   $   2.62   $   2.46   $   2.24
                                                            ========   ========   ========


     Antidilutive stock options to purchase 762,096, 787,901, and 6,604 common shares were not included in the EPS computations in 2003, 2002 and 2001, respectively, because the exercise prices of these options were greater than the average market price of the common shares.

     On February 18, 2004, the Company announced that its Board of Directors had declared a 3 for 2 stock split effected in the form of a special stock dividend that is effective and distributable on March 15, 2004 to holders of record as of February 25, 2004. The share information included in these financial statements and notes does not reflect the effect of such stock split. Pro forma diluted EPS on a post-split basis would be $1.75, $1.64 and $1.49 in 2003, 2002 and 2001, respectively.


12.  Employee benefit plans:

     The Company has employee benefit plans that include: a) incentive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors and c) a retirement and savings plan.

     In 1997, the Company adopted an employee stock option plan under which 6,787,500 shares, as amended in 2003, may be granted before July 31, 2007. In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 225,000 shares. The exercise price for options granted under both plans may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. Options which have been granted under the plans cannot be re-priced.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Employee benefit plans (continued):


     At December 28, 2003, there were 1,846,901 shares available for future grants under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

                                                                                       Weighted Average
                                                    Number of Shares              Exercise  Price Per Share
                                           ---------------------------------     ---------------------------
                                              2003        2002        2001         2003      2002      2001
                                           ---------   ---------   ---------     -------   -------   -------
Options outstanding, beginning of year     3,025,475   2,650,611   2,488,368     $ 30.63   $ 25.26   $ 17.95
   Granted ...........................     1,509,837     792,299     989,957       29.97     43.45     34.09
   Exercised..........................      (639,907)   (337,656)   (784,669)      22.80     18.86     13.44
   Terminated.........................      (163,198)    (79,779)    (43,045)      32.29     29.42     21.27
                                           ---------   ---------   ---------
Options outstanding, end of year           3,732,207   3,025,475   2,650,611       31.63     30.63     25.26
                                           =========   =========   =========



     Options outstanding at December 28, 2003:


                          Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------------      --------------------------------
                       Shares          Weighted Avg.        Weighted            Shares            Weighted
    Range of        Outstanding          Remaining           Average          Exercisable          Average
Exercise Prices    as of 12/28/03      Life (years)      Exercise Price      as of 12/28/03    Exercise Price
---------------    --------------    ----------------    --------------      --------------    --------------

$13.67 - $19.94          307,972            1.7             $ 16.55              307,413           $16.55
$22.44 - $24.25          337,240            3.3               23.25              198,601            23.25
$25.00 - $29.99        1,575,637            5.8               29.47               85,376            25.62
$30.06 - $39.80          751,077            4.0               34.01              327,758            34.00
$40.30 - $54.27          760,281            6.1               43.56               15,907            44.12
                      ----------                                                --------
$13.67 - $54.27        3,732,207            4.7               31.63              935,055            25.39
                      ==========                                                ========


     Stock options expire seven years from the grant date. Stock options vest over various periods ranging from one to four years. In 2004, the Company granted 393,561 additional options to employees at exercise prices of $47.24 to $47.80 per share and 20,000 options to its non-employee directors at an exercise price of $47.83 per share.

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. At December 28, 2003, 33,300 shares remained available for grant under the plan. The Company made contributions of approximately $356,000 and $297,000 in common stock for the 2002 and 2001 plan years, respectively. The Company accrued $400,000 for contributions for the 2003 plan year which will be paid in common stock in 2004.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Supplemental cash flow information:

                                                      2003      2002      2001
                                                    --------  --------  --------
                                                             (thousands)
     Cash paid during the year for:
        Interest..................................  $  1,481  $  1,216  $  2,167
        Income taxes .............................    25,773    26,936    25,168



14.  Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2003 and 2002 (thousands, except per share data).


                                                 Fiscal year ended December 28, 2003
                                         ---------------------------------------------------
                                          March 30      June 29       Sept. 28      Dec. 28
                                         ---------     ---------     ---------     ---------

Revenues..............................   $ 184,126     $ 152,885     $ 170,138     $ 147,449
Income before income taxes............      44,782        24,120        27,516        19,259
Net income............................      27,407        14,761        16,840        11,787

Earnings Per Share:
   Basic .............................   $    1.00     $     .54     $     .65     $     .46
   Diluted ...........................        1.00           .54           .64           .45



                                                 Fiscal year ended December 29, 2002
                                         ---------------------------------------------------
                                          March 31      June 30       Sept. 29      Dec. 29
                                         ---------     ---------     ---------     ---------

Revenues..............................   $ 172,793     $ 142,416     $ 148,921     $ 138,071
Income before income taxes............      43,854        25,080        27,071        17,655
Net income............................      26,796        15,323        16,539        10,868

Earnings Per Share:
   Basic .............................   $     .96     $     .55     $     .60     $     .39
   Diluted ...........................         .94           .54           .59           .39


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the time of such evaluation in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Exchange Act Filings. There have been no significant changes in the Company's internal controls over financial reporting that could significantly affect these controls during the most recent fiscal quarter.


                                 P A R T   I I I

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders. The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code of Ethics") that applies to the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and
regulations    will   also   be   posted   on   the    Company's    website   at
www.chuckecheese.com.

Item 11. Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2004 annual meeting of stockholders.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.


Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.

                                  P A R T   I V

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this report:

          (1) Financial Statements and Supplementary Data:

          Independent auditors' report.
          CEC  Entertainment,    Inc.    consolidated    financial   statements:
               Consolidated balance sheets as of December 28, 2003 and December 29, 2002. Consolidated statements of earnings and comprehensive income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Consolidated statements of shareholders' equity for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Consolidated statements of cash flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Notes to consolidated financial statements.

(2)  Exhibits:

Number         Description
-------        -----------

3(a)(1) Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference).

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

10(b)          Employment  Agreement,  dated  May 8,  2001,  between  Michael H.
               Magusiak and the Company (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference).

10(c)(1) Credit Agreement, in the stated amount of $100,000,000, dated December 3, 2002, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, and incorporated herein by reference).

10(c)(2) First Amendment to Credit Agreement, in the stated amount of $100,000,000, dated February 28, 2003, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference).

10(c)(3) Second Amendment to Credit Agreement, in the stated amount of $100,000,000, dated July 16, 2003, between Showbiz Merchandising, L.P., Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders (filed as
               Exhibit 10(_) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference).

10(c)(4) Third Amendment to Credit Agreement, in the stated amount of $132,500,000, dated August 27, 2003, between CEC Entertainment Concepts, L.P. (f/k/a Showbiz Merchandising, L.P.), Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

10(d)(1) 1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to the Company's Form S-8 (No. 333-41039), and incorporated herein by reference).

10(d)(2) Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(e)(1) Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(e)(2) Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

10(f)(1)       Specimen form of the Company's current Franchise Agreement (filed
               as   Exhibit   10(a)(1)   to   the   Company's   Form   8-K  (No.
               0000813920-04-000021), and incorporated herein by reference).

10(f)(2)       Specimen  form of the  Company's  current  Development  Agreement
               (filed as Exhibit 10(a)(2) to the Company's Form 8-K (No. 0000813920-04-000021), and incorporated herein by reference).

10(g) Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company's Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

23             Consent of Independent Accountants.

31.1           Certification   of  the  Chief  Executive   Officer  pursuant  to
               Rule 13a-14(a)/15d-14(a).

31.2           Certification   of  the   Chief  Financial  Officer  pursuant  to
               Rule 13a-14(a)/15d-14(a).

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adpoted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K:

During the fourth quarter and to present, we filed or furnished the following reports on Form 8-K:

     A current report on Form 8-K, dated February 18, 2004, containing a press release on February 18, 2004.
     A current report on Form 8-K, dated March 4, 2004, containing exhibits 10(f)(1) and 10(f)(2)

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


Dated:   March 11, 2004                     CEC Entertainment, Inc.



                                            By: /s/  Richard M. Frank
                                                -------------------------
                                                Richard M. Frank
                                                Chairman of the Board and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                        Date
----------                               -------                      ------

/s/ Richard M. Frank          Chairman of the Board,              March 11, 2004
--------------------------
Richard M. Frank              Chief Executive Officer,
                              and Director (Principal
                              Executive Officer)

/s/ Michael H. Magusiak       President and Director              March 11, 2004
--------------------------
Michael H. Magusiak

/s/ Christopher D. Morris     Senior Vice President,              March 11, 2004
--------------------------
Christopher D. Morris         Chief Financial Officer
                              (Principal Financial Officer and
                              Principal Accounting Officer)

/s/  Richard T. Huston        Director                            March 11, 2004
--------------------------
Richard T. Huston

/s/ Tim T. Morris             Director                            March 11, 2004
--------------------------
Tim T. Morris

/s/ Louis P. Neeb             Director                            March 11, 2004
--------------------------
Louis P. Neeb

/s/ Cynthia I. Pharr Lee      Director                            March 11, 2004
--------------------------
Cynthia I. Pharr Lee

/s/   Walter Tyree            Director                            March 11, 2004
--------------------------
Walter Tyree

/s/ Raymond E. Wooldridge     Director                            March 11, 2004
--------------------------
Raymond E. Wooldridge

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

10(c)(4) Third Amendment to Credit Agreement, in the stated amount of $132,500,000, dated August 27, 2003, between CEC Entertainment Concepts, L.P. (f/k/a Showbiz Merchandising, L.P.), Company, Bank of America, Bank One, U.S. Bank National Association, Fleet National Bank, and the other Lenders.

23              Independent Auditor's Consent of Deloitte & Touche LLP.

31.1            Certification  of  the   Chief  Executive  Officer  pursuant  to
                Rule 13a-14(a)/15d-14(a).

31.2            Certification  of  the  Chief   Financial  Officer  pursuant  to
                Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.