Form 10-Q
period 2004-03-28
CEC ENTERTAINMENT INC
filed 2004-05-06
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2004.


     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
          _______________.

                        Commission File Number 001-13587


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At May 5, 2004, an aggregate of 37,353,604 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets..................................  3
      Condensed Consolidated Statements of Earnings and Comprehensive Income.  4
      Condensed Consolidated Statement of Shareholders' Equity...............  5
      Condensed Consolidated Statements of Cash Flows .......................  6
      Notes to Condensed Consolidated Financial Statements...................  7

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..............................................  9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 12

   Item 4.  Controls and Procedures.......................................... 12

Part II - Other Information:

   Item 1.  Legal Proceedings................................................ 13

   Item 6.  Exhibits and Reports on Form 8-K................................. 13

Signatures................................................................... 14

Certifications............................................................... 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                            CEC ENTERTAINMENT, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Thousands, except share data)

                                                    ASSETS
                                                                                   March 28,     December 28,
                                                                                      2004           2003
                                                                                  -----------    ------------
                                                                                  (unaudited)
  Current assets:
     Cash and cash equivalents..................................................   $  12,464      $   8,067
     Accounts receivable........................................................       9,919         13,103
     Inventories................................................................      10,254         12,491
     Prepaid expenses...........................................................       8,721          7,608
     Deferred tax asset.........................................................       1,487          1,487
                                                                                   ---------      ---------
        Total current assets....................................................      42,845         42,756
                                                                                   ---------      ---------

  Property and equipment, net...................................................     538,129        536,124
                                                                                   ---------      ---------

  Other assets..................................................................       1,338          1,471
                                                                                   ---------      ---------

                                                                                   $ 582,312      $ 580,351
                                                                                   =========      =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt..........................................   $     168      $     168
     Accounts payable...........................................................      24,927         30,126
     Accrued liabilities........................................................      49,811         28,610
                                                                                   ---------      ---------
        Total current liabilities...............................................      74,906         58,904
                                                                                   ---------      ---------

  Long-term debt, less current portion..........................................      37,141         64,581
                                                                                   ---------      ---------

  Deferred rent.................................................................       5,486          5,153
                                                                                   ---------      ---------

  Deferred tax liability........................................................      55,695         50,714
                                                                                   ---------      ---------

  Accrued insurance.............................................................       8,500          8,500
                                                                                   ---------      ---------

  Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000 shares; 54,697,077
        and 54,481,913 shares issued, respectively .............................       5,470          5,448
     Capital in excess of par value.............................................     224,637        219,071
     Retained earnings .........................................................     411,256        378,911
     Accumulated other comprehensive income ....................................         681            695
     Less treasury shares of 16,840,268 and 16,042,418, respectively, at cost...    (241,460)      (211,626)
                                                                                   ---------      ---------
                                                                                     400,584        392,499
                                                                                   ---------      ---------
                                                                                   $ 582,312      $ 580,351
                                                                                   =========      =========

                           See notes to condensed consolidated financial statements.



                                  CEC ENTERTAINMENT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 AND COMPREHENSIVE INCOME
                                        (Unaudited)
                            (Thousands, except per share data)

                                                              Three Months Ended
                                                       ---------------------------------
                                                       March 28, 2004     March 30, 2003
                                                       --------------     --------------
Food and beverage revenues............................   $ 136,339          $ 120,844
Games and merchandise revenues........................      69,741             62,408
Franchise fees and royalties..........................         861                865
Interest income ......................................           7                  9
                                                         ---------          ---------
                                                           206,948            184,126
                                                         ---------          ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies.............      24,478             21,970
      Games and merchandise...........................       8,643              7,524
      Labor...........................................      53,238             47,934
                                                         ---------          ---------
                                                            86,359             77,428
   Selling, general and administrative expenses.......      24,252             21,191
   Depreciation and amortization......................      12,229             10,905
   Interest expense...................................         287                283
   Other operating expenses...........................      31,397             29,537
                                                         ---------          ---------
                                                           154,524            139,344
                                                         ---------          ---------

Income before income taxes............................      52,424             44,782

Income taxes..........................................      20,079             17,375
                                                         ---------          ---------

Net income ...........................................      32,345             27,407

Other comprehensive income (loss), net of tax:
   Foreign currency translation.......................         (14)               283
                                                         ---------          ---------

Comprehensive income..................................   $  32,331          $  27,690
                                                         =========          =========

Earnings per share:
   Basic:
      Net income .....................................   $     .84          $     .67
                                                         =========          =========
      Weighted average shares outstanding.............      38,310             40,853
                                                         =========          =========
   Diluted:
      Net income  ....................................   $     .82          $     .66
                                                         =========          =========
      Weighted average shares outstanding.............      39,607             41,157
                                                         =========          =========







                 See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                   (Thousands)


                                                          Amounts         Shares
                                                         ---------       -------
Common stock and capital in excess of par value:
   Balance, beginning of year.......................     $ 224,519        54,482
   Stock options exercised..........................         3,982           203
   Tax benefit from exercise of options ............         1,235
   Payment for fractional shares....................           (26)
   Stock issued under 401(k) plan...................           397            12
                                                         ---------       -------
   Balance, March 28, 2004..........................       230,107        54,697
                                                         ---------       =======

Retained earnings:
   Balance, beginning of year.......................       378,911
   Net income.......................................        32,345
                                                         ---------
   Balance, March 28, 2004..........................       411,256
                                                         ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year.......................           695
   Foreign currency translation.....................           (14)
                                                         ---------
   Balance, March 28, 2004..........................           681
                                                         ---------

Treasury shares:
   Balance, beginning of year.......................      (211,626)       16,042
   Treasury stock acquired..........................       (29,834)          798
                                                         ---------       -------
   Balance, March 28, 2004..........................      (241,460)       16,840
                                                         ---------       =======

Total shareholders' equity..........................     $ 400,584
                                                         =========










            See notes to condensed consolidated financial statements.



                                         CEC ENTERTAINMENT, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                               (Thousands)


                                                                              Three Months Ended
                                                                       ---------------------------------
                                                                       March 28, 2004     March 30, 2003
                                                                       --------------     --------------
Operating activities:
   Net income .......................................................     $ 32,345           $ 27,407
   Adjustments to reconcile net income to cash
      provided by operations:
      Depreciation and amortization..................................       12,229             10,905
      Deferred income tax expense....................................        4,981              4,482
      Tax benefit from exercise of stock options.....................        1,235                 44
      Other..........................................................          777                803
      Net change in receivables, inventory, prepaids, payables and
         accrued liabilities.........................................       20,310             16,163
                                                                          --------           --------
         Cash provided by operations.................................       71,877             59,804
                                                                          --------           --------

   Investing activities:
      Purchases of property and equipment............................      (14,542)           (19,086)
      (Increase) decrease in other assets............................           60               (996)
                                                                          --------           --------
         Cash used in investing activities...........................      (14,482)           (20,082)
                                                                          --------           --------

   Financing activities:
      Payments on debt and line of credit ...........................      (27,440)           (31,033)
      Exercise of stock options .....................................        3,982                264
      Redeemable preferred stock dividends ..........................                             (59)
      Repurchase of common stock ....................................      (29,834)            (5,922)
      Other .........................................................          294                637
                                                                          --------           --------
         Cash used in financing activities...........................      (52,998)           (36,113)
                                                                          --------           --------

   Increase in cash and cash equivalents ............................        4,397              3,609
   Cash and cash equivalents, beginning of period....................        8,067             12,214
                                                                          --------           --------
   Cash and cash equivalents, end of period..........................     $ 12,464           $ 15,823
                                                                          ========           ========














                        See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed financial statements for the periods ended March 28, 2004 and March 30, 2003 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2003. Results of operations for the periods ended March 28, 2004 and March 30, 2003 are not necessarily indicative of the results for the year.


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

                                                           Three Months Ended
                                                         -----------------------
                                                         March 28,     March 30,
                                                           2004          2003
                                                         ---------     ---------

Net income ...........................................   $ 32,345      $ 27,407
Accretion of redeemable preferred stock...............                      (26)
Redeemable preferred stock dividends..................                      (59)
                                                         --------      --------
Adjusted income applicable to commons shares..........   $ 32,345      $ 27,322
                                                         ========      ========


Basic:
   Weighted average common shares outstanding.........     38,310        40,853
                                                         ========      ========
   Earnings per common share..........................   $    .84      $    .67
                                                         ========      ========

Diluted:
   Weighted average common shares outstanding.........     38,310        40,853
   Potential common shares for stock options..........      1,297           304
                                                         --------      --------
   Weighted average shares outstanding................     39,607        41,157
                                                         ========      ========
   Earnings per common and potential
      common share....................................   $    .82      $    .66
                                                         ========      ========

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   Stock based compensation:

     The Company accounts for its stock based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's pro-forma net income and earnings per share would have been as follows (thousands, except per share data):

                                                                           Three Months Ended
                                                                         ----------------------
                                                                         March 28,    March 30,
                                                                           2004         2003
                                                                         ---------    ---------

Net income, as reported...............................................   $ 32,345     $ 27,407
Fair value based compensation expense, net of taxes...................     (1,436)      (1,624)
                                                                         --------     --------
Pro-forma net income .................................................     30,909       25,783
Accretion and dividends of redeemable preferred stock, as reported....                     (85)
                                                                         --------     --------
Pro-forma net income applicable to common shares......................   $ 30,909     $ 25,698
                                                                         ========     ========


Earnings per Share:
Basic:
   As reported........................................................   $    .84     $    .67
   Pro-forma..........................................................   $    .81     $    .63
Diluted:
   As reported........................................................   $    .82     $    .66
   Pro-forma..........................................................   $    .78     $    .62



4.   Stock split:

     All share and per share information have been retroactively adjusted for the effects of a three for two stock split in the form of a special stock dividend effected and distributed on March 15, 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2004 and 2003 is shown below.


                                                      Three Months Ended
                                               ---------------------------------
                                               March 28, 2004     March 30, 2003
                                               --------------     --------------
Revenue......................................      100.0%             100.0%
                                                   -----              -----
Costs and  expenses:
   Cost of sales:
      Food, beverage and related supplies....       11.9               11.9
      Games and merchandise..................        4.2                4.2
      Labor..................................       25.7               26.0
                                                   -----              -----
                                                    41.8               42.1
   Selling, general and administrative.......       11.7               11.5
   Depreciation and amortization.............        5.9                5.9
   Interest expense..........................         .1                 .2
   Other operating expenses..................       15.2               16.0
                                                   -----              -----
                                                    74.7               75.7
                                                   -----              -----
Income before income taxes...................       25.3               24.3
Income tax expense ..........................        9.7                9.4
                                                   -----              -----
Net income ..................................       15.6%              14.9%
                                                   =====              =====


     Revenues

     Revenues increased 12.4% to $206.9 million in the first quarter of 2004 from $184.1 million in the first quarter of 2003 due to an increase in the number of Company-operated restaurants and an increase of 5.0% in comparable store sales. During the full year of 2003, the Company opened 32 new restaurants, acquired three restaurants from franchisees and closed one restaurant. During the first three months of 2004, the Company opened two new restaurants and has 420 Company-operated restaurants at March 28, 2004. Menu prices increased 1.0% between the first quarter of 2003 and the first quarter of 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 74.7% in the first quarter of 2004 from 75.7% in the first quarter of 2003.

     Cost of sales decreased as a percentage of revenues to 41.8% in the first quarter of 2004 from 42.1% in the comparable period of 2003. Cost of food, beverage, and related supplies as a percentage of revenues were 11.9% in the first quarter of 2004 and the first quarter of 2003. Food costs were negatively impacted by approximately $1.1 million due to a 36% increase in average cheese prices paid in the first quarter of 2004 compared to the first quarter of 2003. However this increase was fully offset by lower beverage costs and the favorable effects of a 1.0% menu price increase implemented in 2003. Cost of games and merchandise as a percentage of revenues was 4.2% in both the first quarter of 2004 and the first quarter of 2003. Store labor expenses as a percentage of store sales decreased to 25.7% in the first quarter of 2004 from 26.0% in the first quarter of 2003 primarily due to the increase in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.7% in the first three months of 2004 from 11.5% in the first three months of 2003. The increase was primarily due to higher bonus expense in the first quarter of 2004 due to strong financial performance. In addition, pre-opening expenses for restaurants opened or under construction were higher in the first quarter of 2004 compared to the first quarter of 2003.

     Depreciation and amortization expenses as a percentage of revenues were 5.9% in the first quarters of both 2004 and 2003.

     Interest expense as a percentage of revenues decreased to 0.1% in the first three months of 2004 from 0.2% in the first three months of 2003.

     Other operating expenses decreased as a percentage of revenues to 15.2% in the first quarter of 2004 from 16.0% in the first quarter of 2003 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.3% in the first quarter of 2004 compared to a rate of 38.8% in the first quarter of 2003 due to a reduction in the Company's effective state tax rate.

     Net Income

     The Company had net income of $32.3 million in the first quarter of 2004 compared to $27.4 million in the first quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 24.2% to $.82 per share in the first quarter of 2004 from $.66 per share in the first quarter of 2003 due to the 18.0% increase in net income discussed above and a 3.8% decrease in the number of weighted average shares outstanding.


     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $71.9 million in the first three months of 2004 from $59.8 million in the comparable period of 2003. Cash outflows from investing activities for the first three months of 2004 were $14.5 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2004 were $53.0 million primarily related to the repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.1 million at December 28, 2003 to $32.1 million at March 28, 2004 due primarily to the timing of payments for accrued income taxes payable.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: a) new restaurant development and acquisitions of existing restaurants from franchisees, b) a game enhancement initiative that includes new games and a game rotation plan, c) major remodels or reconfigurations and d) expansions of the square footage of existing restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game enhancement initiative.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the toddler area. The major remodel or reconfiguration initiative includes a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games. The typical capital cost of this initiative will range from $225,000 to $400,000 per restaurant. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     In 2004, the Company plans to add 36 to 40 restaurants including new restaurants and acquisitions of existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2004 is approximately $1.4 million per restaurant. At the beginning of 2004, the Company identified development opportunities for approximately 300 restaurants including those restaurants expected to open in 2004.

     In 2004, the Company plans to complete the game enhancement initiative in 60 to 80 restaurants. The Company plans to complete a major remodel or reconfiguration in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide an adequate return on investment. The Company has currently identified approximately 20 potential restaurants for a major remodel including the three franchise restaurants acquired in 2003. The Company also plans to expand the square footage of approximately four to five restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with the game enhancement initiative. The Company expects the aggregate capital costs of completing game enhancement initiatives, major remodels, reconfigurations, expanding the square footage of existing restaurants and testing revisions to the building exterior along with interior enhancements in 2004 to total approximately $16 million and impact 105 to 110 restaurants.

     During the first quarter of 2004, the Company opened two new restaurants, implemented the game enhancement initiative plan in 43 restaurants, completed major remodels in two restaurants and building exterior and interior enhancements in three restaurants. The Company currently estimates that capital expenditures in 2004 will be $79 million to $85 million. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through the first quarter of 2004, the Company has repurchased approximately 16.0 million shares of the Company's common stock, retroactively adjusted for a three for two stock split effective on March 15, 2004, at an aggregate purchase price of approximately $237 million. During the first quarter of 2004, the Company repurchased 797,850 shares at an aggregate purchase price of approximately $29.8 million. At the end of the first quarter of 2004, approximately $48.2 million remained available for repurchase under the current $75 million repurchase authorization approved by the Company's Board of Directors in the first quarter of 2004.

     The Company has available borrowings under its line of credit agreement of $132.5 million that is scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of March 28, 2004, there were $37.0 million in borrowings under this line of credit. In addition, the Company had outstanding letters of credit of $7.5 million at March 28, 2004. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain net worth of $362.0 million as of March 28, 2004, a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and rent ratio of 3.25 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At March 28, 2004, the Company was in compliance with all of the above debt covenants. The Company intends to extend the maturity date of its line of credit agreement.

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

          32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.


     b)   Reports on Form 8-K

          During the first quarter and to present, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated February 18, 2004, announcing fourth quarter 2003 financial results.

          A current report on Form 8-K, dated March 5, 2004, furnishing specimen forms of the Company's current franchise agreement and development agreement.

          A current report on Form 8-K, dated April 14, 2004, announcing first quarter 2004 financial results.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CEC ENTERTAINMENT, INC.



Dated:  May 6, 2004           By: /s/ Christopher D. Morris
                                  --------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer