Form 10-Q/A
period 2004-03-28
CEC ENTERTAINMENT INC
filed 2004-08-05
CIK 813920

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At August 2, 2004, an aggregate of 36,643,833 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

Explanation:

     The purpose of this Form 10-Q/A amendment is to amend Part II - Other Information and provide information related to issuer purchases of equity securities as required by release 33-8335.


                           PART II - OTHER INFORMATION




Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.


     The following table presents information related to repurchases of common stock the Company made during the first fiscal quarter of 2004:

                                                                                     Maximum Dollar
                                                                 Total Number       Amount that May
                          Total Number of    Average Price     Shares Purchased     Yet be Purchased
    Fiscal Period         Shares Purchased   Paid per Share   Under the Program     Under the Program

Dec. 29 - Jan. 25, 2004             0                                    0            $  3,011,808
Jan. 26 - Feb. 22, 2004        86,700           $ 34.70             86,700            $      3,318
Feb. 23 - Mar. 28, 2004       711,150 (1)       $ 37.72            711,150            $ 48,174,745
                             --------                             --------
Total                         797,850           $ 37.39            797,850
                             ========                             ========

(1)  In February  2004,  the Company  announced  completion  of its  previously  announced  program to repurchase up to $50,000,000 of the Company's common stock and the  authorization by its Board of
     Directors of a new program to repurchase up to $75,000,000 of the Company's common stock.



                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CEC ENTERTAINMENT, INC.



Dated: August 5, 2004        By:  /s/ Christopher D. Morris
                                  ------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer