Form 10-Q
period 2004-06-27
CEC ENTERTAINMENT INC
filed 2004-08-05
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2004.

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


Page

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets .................................  3
      Condensed Consolidated Statements of Earnings and Comprehensive Income.  4
      Condensed Consolidated Statement of Shareholders' Equity ..............  6
      Condensed Consolidated Statements of Cash Flows .......................  7
      Notes to Condensed Consolidated Financial Statements ..................  8

   Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations ............................................. 10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...... 14

   Item 4.  Controls and Procedures ......................................... 14

Part II - Other Information:

   Item 1.  Legal  Proceedings .............................................. 15

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
      Equity Securities ..................................................... 15

   Item 4.  Submission of Matters to a Vote of Security Holders ............. 15


   Item 6.  Exhibits and Reports on Form 8-K ................................ 16

Signatures .................................................................. 17

Certifications .............................................................. 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           CEC ENTERTAINMENT, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Thousands, except share data)
                                                                                   June 27,    December 28,
                                                                                     2004          2003
                                                                                  ---------    ------------
                                                                                 (unaudited)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ...................................................  $  11,069     $   8,067
   Accounts receivable .........................................................     12,313        13,103
   Inventories .................................................................     11,326        12,491
   Prepaid expenses ............................................................      8,641         7,608
   Deferred tax asset ..........................................................      1,487         1,487
                                                                                  ---------     ---------
      Total current assets .....................................................     44,836        42,756
                                                                                  ---------     ---------

Property and equipment, net ....................................................    546,410       536,124
                                                                                  ---------     ---------

Other assets ...................................................................      1,415         1,471
                                                                                  ---------     ---------
                                                                                  $ 592,661     $ 580,351
                                                                                  =========     =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...........................................  $     168     $     168
   Accounts payable ............................................................     26,561        30,126
   Accrued liabilities .........................................................     35,891        28,610
                                                                                  ---------     ---------
      Total current liabilities ................................................     62,620        58,904
                                                                                  ---------     ---------

Long-term debt, less current portion ...........................................     63,100        64,581
                                                                                  ---------     ---------

Deferred rent ..................................................................      5,798         5,153
                                                                                  ---------     ---------

Deferred tax liability .........................................................     58,054        50,714
                                                                                  ---------     ---------

Accrued insurance ..............................................................      8,500         8,500
                                                                                  ---------     ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 54,997,150
      and 54,481,913 shares issued, respectively ...............................      5,500         5,448
   Capital in excess of par value ..............................................    229,910       219,071
   Retained earnings ...........................................................    426,586       378,911
   Accumulated other comprehensive income ......................................        557           695
   Less treasury shares of 17,601,868 and 16,042,418, respectively, at cost ....   (267,964)     (211,626)
                                                                                  ---------     ---------
                                                                                    394,589       392,499
                                                                                  ---------     ---------
                                                                                  $ 592,661     $ 580,351
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

                             CEC ENTERTAINMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                       (Thousands, except per share data)

                                                        Three Months Ended
                                                   -----------------------------
                                                   June 27, 2004   June 29, 2003
                                                   -------------   -------------

Food and beverage revenues .......................   $ 108,739       $ 101,233
Games and merchandise revenues ...................      55,826          50,856
Franchise fees and royalties .....................         852             793
Interest income ..................................           7               3
                                                     ---------       ---------
                                                       165,424         152,885
                                                     ---------       ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies ........      21,307          18,245
      Games and merchandise ......................       7,218           6,965
      Labor ......................................      47,688          43,754
                                                     ---------       ---------
                                                        76,213          68,964
   Selling, general and administrative expenses ..      20,495          19,444
   Depreciation and amortization .................      12,730          11,052
   Interest expense ..............................         287             181
   Other operating expenses ......................      30,855          29,124
                                                     ---------       ---------
                                                       140,580         128,765
                                                     ---------       ---------

Income before income taxes .......................      24,844          24,120

Income taxes .....................................       9,514           9,359
                                                     ---------       ---------

Net income .......................................      15,330          14,761

Other comprehensive income (loss), net of tax:
   Foreign currency translation ..................        (124)            660
                                                     ---------       ---------

Comprehensive income .............................   $  15,206       $  15,421
                                                     =========       =========


Earnings per share:
   Basic:
      Net income .................................   $     .41       $     .36
                                                     =========       =========
      Weighted average shares outstanding ........      37,507          40,485
                                                     =========       =========
   Diluted:
      Net income .................................   $     .40       $     .36
                                                     =========       =========
      Weighted average shares outstanding ........      38,604          40,983
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

                             CEC ENTERTAINMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                       (Thousands, except per share data)

                                                         Six Months Ended
                                                   -----------------------------
                                                   June 27, 2004   June 29, 2003
                                                   -------------   -------------

Food and beverage revenues .......................   $ 245,078       $ 222,077
Games and merchandise revenues ...................     125,567         113,264
Franchise fees and royalties .....................       1,713           1,658
Interest income ..................................          14              12
                                                     ---------       ---------
                                                       372,372         337,011
                                                     ---------       ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies ........      45,785          40,215
      Games and merchandise ......................      15,860          14,489
      Labor ......................................     100,927          91,688
                                                     ---------       ---------
                                                       162,572         146,392
   Selling, general and administrative expenses ..      44,747          40,635
   Depreciation and amortization .................      24,959          21,957
   Interest expense ..............................         574             464
   Other operating expenses ......................      62,252          58,661
                                                     ---------       ---------
                                                       295,104         268,109

Income before income taxes .......................      77,268          68,902

Income taxes .....................................      29,593          26,734
                                                     ---------       ---------

Net income .......................................      47,675          42,168

Other comprehensive income (loss), net of tax:
   Foreign currency translation ..................        (138)            943
                                                     ---------       ---------

Comprehensive income .............................   $  47,537       $  43,111
                                                     =========       =========


Earnings per share:
   Basic:
      Net income .................................   $    1.26       $    1.03
                                                     =========       =========
      Weighted average shares outstanding ........      37,910          40,667
                                                     =========       =========
   Diluted:
      Net income .................................   $    1.22       $    1.02
                                                     =========       =========
      Weighted average shares outstanding ........      39,107          41,036
                                                     =========       =========


            See notes to condensed consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                   (Thousands)


                                                            Amounts       Shares
                                                           ---------      ------

Common stock and capital in excess of par value:
   Balance, beginning of year ........................     $ 224,519      54,482
   Stock options exercised ...........................         8,677         503
   Net tax benefit from exercise of options ..........         1,844
   Stock issued under 401(k) plan ....................           397          13
   Payment for fractional shares .....................           (27)
                                                           ---------     -------
   Balance, June 27, 2004 ............................       235,410      54,998
                                                           ---------     -------

Retained earnings:
   Balance, beginning of year ........................       378,911
   Net income ........................................        47,675
                                                           ---------
   Balance, June 27, 2004 ............................       426,586
                                                           ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year ........................           695
   Foreign currency translation ......................          (138)
                                                           ---------
   Balance, June 27, 2004 ............................           557
                                                           ---------

Treasury shares:
   Balance, beginning of year ........................      (211,626)     16,042
   Treasury stock acquired ...........................       (56,338)      1,560
                                                           ---------     -------
   Balance, June 27, 2004 ............................      (267,964)     17,602
                                                           ---------     =======

Total shareholders' equity ...........................     $ 394,589
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


                                         CEC ENTERTAINMENT, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                               (Thousands)


                                                                                 Six Months Ended
                                                                          ------------------------------
                                                                          June 27, 2004    June 29, 2003
                                                                          -------------    -------------
Operating activities:
   Net income .........................................................     $ 47,675         $ 42,168
   Adjustments to reconcile net income to cash
      provided by operations:
   Depreciation and amortization ......................................       24,959           21,957
   Deferred income tax expense ........................................        7,340            6,063
   Tax benefit from exercise of stock options .........................        1,844              132
   Other ..............................................................        1,294            1,434
   Net change in receivables, inventories, prepaids, payables and
      accrued liabilities .............................................        4,638           14,383
                                                                            --------         --------
         Cash provided by operations ..................................       87,750           86,137
                                                                            --------         --------

Investing activities:
   Purchases of property and equipment ................................      (36,003)         (42,136)
   Increase in other assets ...........................................          (87)            (338)
                                                                            --------         --------
         Cash used in investing activities ............................      (36,090)         (42,474)
                                                                            --------         --------

Financing activities:
   Payments on debt and line of credit ................................       (1,481)         (30,769)
   Exercise of stock options ..........................................        8,677              645
   Redeemable preferred stock dividends ...............................                          (113)
   Purchase of treasury stock .........................................      (56,338)         (16,807)
   Other ..............................................................          484              544
                                                                            --------         --------
         Cash used in financing activities ............................      (48,658)         (46,500)
                                                                            --------         --------

Increase (decrease) in cash and cash equivalents ......................        3,002           (2,837)
Cash and cash equivalents, beginning of period ........................        8,067           12,214
                                                                            --------         --------
Cash and cash equivalents, end of period ..............................     $ 11,069         $  9,377
                                                                            ========         ========









                        See notes to condensed consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed consolidated financial statements for the periods ended June 27, 2004 and June 29, 2003 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2003. Results of operations for the periods ended June 27, 2004 and June 29, 2003 are not necessarily indicative of the results for the year.


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

                                                             Three Months Ended         Six Months Ended
                                                            ---------------------     ---------------------
                                                            June 27,     June 29,     June 27,     June 29,
                                                              2004         2003         2004         2003
                                                            --------     --------     --------     --------
Net income ............................................     $ 15,330     $ 14,761     $ 47,675     $ 42,168
Accretion of redeemable preferred stock ...............                       (22)                      (48)
Redeemable preferred stock dividends ..................                       (54)                     (113)
                                                            --------     --------     --------     --------
Adjusted income applicable to common shares ...........     $ 15,330     $ 14,685     $ 47,675     $ 42,007
                                                            ========     ========     ========     ========

Basic:
   Weighted average common shares outstanding .........       37,507       40,485       37,910       40,667
                                                            ========     ========     ========     ========
   Earnings per common share ..........................     $    .41     $    .36     $   1.26     $   1.03
                                                            ========     ========     ========     ========

Diluted:
   Weighted average common shares outstanding .........       37,507       40,485       37,910       40,667
   Potential common shares for stock options ..........        1,097          498        1,197          369
                                                            --------     --------     --------     --------
   Weighted average shares outstanding ................       38,604       40,983       39,107       41,036
                                                            ========     ========     ========     ========
   Earnings per common and potential
      common share ....................................     $    .40     $    .36     $   1.22     $   1.02
                                                            ========     ========     ========     ========

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Stock based compensation:

     The Company accounts for its stock based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock based compensation costs is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):

                                                              Three Months Ended        Six Months Ended
                                                            ---------------------     ---------------------
                                                            June 27,     June 29,     June 27,     June 29,
                                                              2004         2003         2004         2003
                                                            --------     --------     --------     --------
Net income,as reported ................................     $ 15,330     $ 14,761     $ 47,675     $ 42,168
Fair value based compensation expense, net of taxes ...       (1,451)      (1,629)      (2,886)      (3,253)
                                                            --------     --------     --------     --------
Pro-forma net income ..................................       13,879       13,132       44,789       38,915
Accretion and dividends of redeemable
   preferred stock, as reported .......................                       (76)                     (161)
                                                            --------     --------     --------     --------
Pro-forma net income applicable to common shares ......     $ 13,879     $ 13,056     $ 44,789     $ 38,754
                                                            ========     ========     ========     ========

Earnings per Share:
Basic:
   As reported ........................................     $    .41     $    .36     $   1.26     $   1.03
   Pro forma ..........................................     $    .37     $    .32     $   1.18     $    .95

Diluted:
   As reported ........................................     $    .40     $    .36     $   1.22     $   1.02
   Pro forma ..........................................     $    .36     $    .32     $   1.15     $    .94



4.   Stock split:

     All share and per share information have been retroactively adjusted for the effects of a three for two stock split in the form of a special stock dividend effected and distributed on March 15, 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


     A summary of the results of operations of the Company as a percentage of revenues is shown below.

                                                            Three Months Ended                 Six Months Ended
                                                       -----------------------------   ----------------------------
                                                       Jun. 27, 2004   Jun. 29, 2003   Jun. 27, 2004   Jun. 29,2003
                                                       -------------   -------------   -------------   ------------
     Revenues ....................................        100.0%          100.0%          100.0%          100.0%
                                                          -----           -----           -----           -----
     Costs and expenses:
        Cost of sales:
           Food, beverage and related supplies ...         12.9            11.9            12.3            12.0
           Games and merchandise .................          4.4             4.6             4.3             4.3
           Labor .................................         28.8            28.6            27.1            27.2
                                                          -----           -----           -----           -----
                                                           46.1            45.1            43.7            43.5
        Selling, general and administrative ......         12.4            12.8            12.0            12.1
        Depreciation and amortization ............          7.7             7.2             6.7             6.5
        Interest expense .........................           .2              .1              .2              .1
        Other operating expenses .................         18.6            19.0            16.7            17.4
                                                          -----           -----           -----           -----
                                                           85.0            84.2            79.3            79.6
                                                          -----           -----           -----           -----
     Income before income taxes ..................         15.0            15.8            20.7            20.4
     Income tax expense ..........................          5.7             6.1             7.9             7.9
                                                          -----           -----           -----           -----
     Net income ..................................          9.3%            9.7%           12.8%           12.5%
                                                          =====           =====           =====           =====

     Number of Company-owned stores:
        Beginning of period ......................          420             388             418             384
        New ......................................           10               4              12               8
        Closed ...................................                           (1)                             (1)
                                                          -----           -----           -----           -----
        End of period ............................          430             391             430             391
                                                          =====           =====           =====           =====

     Number of franchise stores:
        Beginning of period ......................           48              50              48              50
        New ......................................            1               1               1               1
                                                          -----           -----           -----           -----
        End of period ............................           49              51              49              51
                                                          =====           =====           =====           =====


Second Quarter 2004 Compared to Second Quarter 2003

     Revenues

     Revenues increased 8.2% to $165.4 million in the second quarter of 2004 from $152.9 million in the second quarter of 2003 due to an increase in the number of Company-operated restaurants. During the full year of 2003, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first six months of 2004, the Company opened 12 new restaurants and has 430 Company-operated restaurants at June 27, 2004. Comparable store sales increased 0.1% in the second quarter of 2004. Menu prices increased approximately 0.5% between the quarters.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 85.0% in the second quarter of 2004 from 84.2% in the second quarter of 2003.

     Cost of sales increased as a percentage of revenues to 46.1% in the second quarter of 2004 from 45.1% in the comparable period of 2003. Cost of food, beverage and related supplies as a percentage of revenues increased to 12.9% in the second quarter of 2004 from 11.9% in the second quarter of 2003 primarily due to a 71% increase in average cheese prices paid in the second quarter of 2004 compared to the same quarter of the prior year. This increase negatively impacted food cost by approximately $2.1 million. Cost of games and merchandise as a percentage of revenues decreased to 4.4% in the second quarter of 2004 from 4.6% in the second quarter of 2003 due primarily to higher costs in the prior year associated with the initial rollout of a guest value program. Store labor expenses as a percentage of revenues increased slightly to 28.8% in the second quarter of 2004 from 28.6% in the second quarter of 2003.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.4% in the second quarter of 2004 from 12.8% in the second quarter of 2003 due primarily to a decrease in advertising expense as a percentage of revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 7.7% in the second quarter of 2004 from 7.2% in the second quarter of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues increased to 0.2% in the second quarter of 2004 from 0.1% in the second quarter of 2003 due to an increase in outstanding debt.

     Other operating expenses decreased as a percentage of revenues to 18.6% in the second quarter of 2004 from 19.0% in the second quarter of 2003 primarily due to a decrease in insurance expense and asset write-offs.

     The Company's effective income tax rate was 38.3% in the second quarter of 2004 compared to 38.8% in the second quarter of 2003 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $15.3 million in the second quarter of 2004 compared to $14.8 million in the second quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 11.1% to $.40 per share in the second quarter of 2004 from $.36 in the second quarter of 2003 due to the 3.9% increase in net income discussed above and a 5.8% decrease in the number of weighted average shares outstanding.


First Six Months of 2004 Compared to First Six Months of 2003

     Revenues

     Revenues increased 10.5% to $372.4 million in the first six months of 2004 from $337.0 million in the first six months of 2003 primarily due to an increase in the number of Company-operated stores and an increase of 2.8% in comparable store sales. During the full year of 2003, the Company opened 32 new restaurants, acquired three restaurants from a franchisee and closed one restaurant. During the first six months of 2004, the Company opened 12 new restaurants and has 430 Company-operated restaurants at June 27, 2004. Menu prices increased 0.7% between the two periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 79.3% in the first six months of 2004 from 79.6% in the first six months of 2003.

     Cost of sales increased as a percentage of revenues to 43.7% in the first six months of 2004 from 43.5% in the first six months of 2003. Cost of food, beverage and related supplies as a percentage of revenues increased to 12.3% in the first six months of 2004 from 12.0% in the first six months of 2003. Food costs were negatively impacted by approximately $3.2 million due to an increase in average cheese prices paid in the first six months of 2004 compared to the first six months of 2003. Cost of games and merchandise as a percentage of revenues remained constant at 4.3% in both the first six months of 2004 and the first six months of 2003. Store labor expenses as a percentage of revenues decreased slightly to 27.1% in the first six months of 2004 from 27.2% in the first six months of 2003.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.0% in the first six months of 2004 from 12.1% in the first six months of 2003 primarily due to a decrease in advertising expense as a percentage of revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 6.7% in the first six months of 2004 from 6.5% in the first six months of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues was 0.2% in the first six months of 2004 compared to 0.1% in the first six months of 2003 primarily due to an increase in outstanding debt.

     Other operating expenses decreased as a percentage of revenues to 16.7% in the first six months of 2004 from 17.4% in the first six months of 2003 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.3% in the first six months of 2004 compared to 38.8% in the first six months of 2003 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $47.7 million in the first six months of 2004 compared to $42.2 million in the first six months of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 19.6% to $1.22 per share in the first six months of 2004 compared to $1.02 per share in the first six months of 2003 due to the 13.1% increase in net income discussed above and a 4.7% decrease in the number of weighted average shares outstanding.



Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $87.8 million in the first six months of 2004 from $86.1 million in the comparable period of 2003. Cash outflows from investing activities for the first six months of 2004 were $36.1 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first six months of 2004 were $48.7 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.1 million at December 28, 2003 to $17.8 million at June 27, 2004 due primarily to the timing of payments for various accrued expenses.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development and acquisitions of existing restaurants from franchisees, (b) a game enhancement initiative that includes new games and a game rotation plan (c) major remodels or reconfigurations, and (d) expansions of the square footage of existing restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game enhancement initiative.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the toddler area. The major remodel or reconfiguration initiative includes a reallocation of the space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games. The typical capital cost of this initiative will range from $225,000 to $400,000 per restaurant. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000. The exterior and interior remodel includes a new exterior identity including a revised Chuck
E. Cheese logo and signage, colorful new awnings, and updating the exterior design of the buildings. The interior component of this remodel includes painting, updating decor, a new menu board and enhanced lighting. This remodel also includes new games and rides in conjunction with the transfer of games and rides between stores. The typical capital cost of this initiative is expected to range from $160,000 to $175,000 per restaurant.

     In 2004, the Company plans to add 33 to 37 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2004 is approximately $1.2 million per restaurant. At the beginning of 2004, the Company identified development opportunities for approximately 300 restaurants including those restaurants expected to open in 2004.

     The Company expects the aggregate capital costs in 2004 of completing the game enhancement initiative, major remodels or reconfigurations, and expanding the square footage of existing restaurants to total approximately $17.5 million and impact approximately 125 restaurants.

     During the first six months of 2004, the Company opened 12 new restaurants and impacted a total of 63 existing restaurants with capital expenditures. The Company currently estimates that capital expenditures in 2004 will be approximately $75 million. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through the first six months of 2004, the Company has repurchased approximately 16.9 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $269 million. During the first six months of 2004, the Company repurchased 1,559,450 shares at an aggregate purchase price of approximately $56.3 million. At the end of the first six months of 2004, approximately $21.7 million remained available for repurchase under the current $75 million repurchase authorization approved by the Company's Board of Directors in the first quarter of 2004. In August 2004, the Company announced that it completed repurchases under the current plan and announced a new plan to repurchase shares of the Company's common stock at an aggregate purchase price of up to $100 million .

     The Company has available borrowings under its line of credit agreement of $132.5 million that is scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of June 27, 2004, there were $63.0 million in borrowings under this line of credit and outstanding letters of credit of $7.6 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain net worth of $374.4 million as of June 27, 2004, a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and rent ratio of 3.25 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At June 27, 2004, the Company was in compliance with all of the above debt covenants. The Company intends to extend the maturity date of its line of credit agreement.


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

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

     On June 2, 2000, a purported class action lawsuit against the Company, entitled Freddy Gavarrete, et al. v. CEC Entertainment, Inc., dba Chuck E. Cheese's, et. al., Cause No. 00-08132 FMC (RZx), was filed in the Superior Court of the State of California in the County of Los Angeles (the "Court"). The lawsuit was filed by one former restaurant manager purporting to represent restaurant managers of the Company in California from 1996 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages and seeks an unspecified amount in damages. On September 29, 2003, the Company entered into a settlement agreement with the Plaintiffs, which was subject to approval by the Court, whereby the Company will pay $4.2 million plus up to $50,000 for administrative fees to settle all claims of the Plaintiffs. On June 18, 2004, the Court entered an order granting final approval of the settlement agreement. The settlement amount has been paid in full by the Company with the exception of administrative fees.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.


     The following table presents information related to repurchases of common stock the Company made during the second quarter of 2004:

                                                                                   Maximum Dollar
                                                                Total Number       Amount that May
                         Total Number of    Average Price     Shares Purchased    Yet be Purchased
     Fiscal Period       Shares Purchased   Paid per Share   Under the Program    Under the Program

Mar.29 - Apr. 25, 2004       669,700           $ 34.73            669,700           $ 24,916,806
Apr. 26 - May 23, 2004        91,900           $ 35.33             91,900           $ 21,669,805
May 24 - June 27, 2004             0                                    0           $ 21,669,805
                            --------                             --------
Total                        761,600           $ 34.80            761,600
                            ========                             ========

     In August  2004,  the Company  announced  completion  of its  previously  announced  program to repurchase up to $75,000,000 of the Company's  common stock and the  authorization by its Board of Directors of a new program to repurchase up to $100,000,000 of the Company's common stock.


Item 4. Submission of Matters to a Vote of Security Holders.

     On May 20, 2004, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Michael H. Magusiak and Walter Tyree to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                               For           Withheld
        Michael H. Magusiak                33,629,755        1,679,290
        Walter Tyree                       33,791,348        1,517,697

     Richard M. Frank,  Richard T. Huston, Tim T. Morris, Louis P. Neeb, Cynthia
I. Pharr Lee, and Raymond E. Wooldridge's term of office as directors of the Company continued after the meeting.

     Next, the shareholders approved the adoption of a Restricted Stock Plan. The Restricted Stock Plan provides for the granting of Common Stock to employees for such consideration, if any, and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions and other terms and conditions as are established by a committee appointed by the Board of Directors. Subject to any adjustments made as a result of various changes in the capitalization of the Company, the aggregate number of shares of Common Stock which may be granted under the Restricted Stock Plan shall not exceed 500,000 shares, including any shares of Common Stock previously awarded which are forfeited or terminated. The following votes were cast with respect to the adoption of the Restricted Stock Plan:

            For            Against          Abstain            No Vote
         25,022,331       6,248,556         571,825           3,466,333

     Next, the shareholders approved an amendment to the 1997 Non-Statutory Stock Option Plan that increased the number of shares of Common Stock which may be issued under the 1997 Non-Statutory Stock Option Plan from 10,181,250 to 10,781,250. The votes cast with respect to this proposal to authorize an amendment to the 1997 Non-Statutory Stock Option Plan were as follows:

            For            Against          Abstain            No Vote
         22,678,894       8,581,972         581,846           3,466,333

     Next, the shareholders approved an amendment to the Non-Employee Directors Stock Option Plan that would: (a) increase the number of shares subject to options that may be granted on the day a Non-Employee Director is first elected or appointed to the Board from 11,250 to 15,000 shares; and (b) increase the number of shares subject to options that may be granted on the fifth Business Day in January of each year to each Non-Employee Director who was previously elected to the Board from 6,000 to 7,500 shares. The votes cast with respect to this proposal to authorize an amendment to the Non-Employee Directors Stock Option Plan were as follows:

            For            Against          Abstain            No Vote
         24,223,002       7,043,881         575,829           3,466,333

     Finally, the shareholders approved an amendment to the Non-Employee Directors Stock Option Plan that increased the number of shares of Common Stock which may be issued under the Non-Employee Directors Stock Option Plan from 337,500 to 437,500. The votes cast with respect to this proposal to authorize an amendment to the Non-Employee Directors Stock Option Plan were as follows:

            For            Against          Abstain            No Vote
         23,844,875       7,423,926         573,911           3,466,333

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

     b)   Reports on Form 8-K

          During the second quarter and to present, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated April 14, 2004, announcing first quarter 2004 financial results.

          A current report on Form 8-K, dated July 14, 2004, announcing second quarter 2004 financial results.





                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: August 5, 2004        By:  /s/ Christopher D. Morris
                                  -------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer