Form 10-Q
period 2004-09-26
CEC ENTERTAINMENT INC
filed 2004-11-04
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

          |X|  Quarterly   report  pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934 for the quarterly period ended September 26, 2004. -------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At November 1, 2004, an aggregate of 36,338,978 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets................................... 3
      Condensed Consolidated Statements of Earnings and Comprehensive Income.. 4
      Condensed Consolidated Statement of Shareholders' Equity................ 6
      Condensed Consolidated Statements of Cash Flows ........................ 7
      Notes to Condensed Consolidated Financial Statements.................... 8

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................. 10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 15

   Item 4.  Controls and Procedures.......................................... 15

Part II - Other Information:

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
      Equity Securities...................................................... 16

   Item 6.  Exhibits and Reports on Form 8-K................................. 17

Signatures................................................................... 17

Exhibits..................................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                          CEC ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Thousands, except share data)
                                                                                Sept. 26,      December 28,
                                                                                   2004            2003
                                                                               -----------     ------------
                                                                               (unaudited)
                                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................  $  13,311       $   8,067
   Accounts receivable........................................................     10,398          13,103
   Inventories................................................................     11,611          12,491
   Prepaid expenses...........................................................      7,763           7,608
   Deferred tax asset.........................................................      1,487           1,487
                                                                                ---------       ---------
      Total current assets....................................................     44,570          42,756
                                                                                ---------       ---------

Property and equipment, net...................................................    549,613         536,124
                                                                                ---------       ---------

Other assets..................................................................      1,319           1,471
                                                                                ---------       ---------
                                                                                $ 595,502       $ 580,351
                                                                                =========       =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..........................................  $     190       $     168
   Accounts payable...........................................................     22,701          30,126
   Accrued liabilities........................................................     41,336          28,610
                                                                                ---------       ---------
      Total current liabilities...............................................     64,227          58,904
                                                                                ---------       ---------

Long-term debt, less current portion..........................................     82,035          64,581
                                                                                ---------       ---------

Deferred rent.................................................................      6,125           5,153
                                                                                ---------       ---------

Deferred tax liability........................................................     61,447          50,714
                                                                                ---------       ---------

Accrued insurance.............................................................      8,518           8,500
                                                                                ---------       ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 55,168,260
      and 54,481,913 shares issued, respectively .............................      5,517           5,448
   Capital in excess of par value.............................................    233,582         219,071
   Retained earnings .........................................................    448,614         378,911
   Accumulated other comprehensive income ....................................        982             695
   Less treasury shares of 18,959,168 and 16,042,418, respectively, at cost...   (315,545)       (211,626)
                                                                                ---------       ---------
                                                                                  373,150         392,499
                                                                                ---------       ---------
                                                                                $ 595,502       $ 580,351
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



                                  CEC ENTERTAINMENT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  AND COMPREHENSIVE INCOME
                                        (Unaudited)
                             (Thousands, except per share data)

                                                                 Three Months Ended
                                                          --------------------------------
                                                          Sept. 26, 2004    Sept. 28, 2003
                                                          --------------    --------------

Food and beverage revenues.............................     $ 120,416         $ 112,286
Games and merchandise revenues.........................        62,394            56,886
Franchise fees and royalties...........................           807               962
Interest income .......................................             5                 4
                                                            ---------         ---------
                                                              183,622           170,138
                                                            ---------         ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies..............        22,152            21,222
      Games and merchandise............................         7,922             7,483
      Labor............................................        49,928            46,322
                                                            ---------         ---------
                                                               80,002            75,027
   Selling, general and administrative expenses........        21,828            25,158
   Depreciation and amortization.......................        13,070            11,381
   Interest expense....................................           401               503
   Other operating expenses............................        32,618            30,553
                                                            ---------         ---------
                                                              147,919           142,622
                                                            ---------         ---------

Income before income taxes.............................        35,703            27,516

Income taxes...........................................        13,675            10,676
                                                            ---------         ---------

Net income ............................................        22,028            16,840

Other comprehensive income (loss), net of tax:
   Foreign currency translation........................           425              (275)
                                                            ---------         ---------

Comprehensive income...................................     $  22,453         $  16,565
                                                            =========         =========


Earnings per share:
   Basic:
      Net income ......................................     $     .60         $     .43
                                                            =========         =========
      Weighted average shares outstanding..............        36,834            38,831
                                                            =========         =========

   Diluted:
      Net income  .....................................     $     .58         $     .42
                                                            =========         =========
      Weighted average shares outstanding..............        37,970            39,749
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


                                  CEC ENTERTAINMENT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  AND COMPREHENSIVE INCOME
                                        (Unaudited)
                             (Thousands, except per share data)

                                                                 Nine Months Ended
                                                          --------------------------------
                                                          Sept. 26, 2004    Sept. 28, 2003
                                                          --------------    --------------

Food and beverage revenues.............................     $ 365,494         $ 334,363
Games and merchandise revenues.........................       187,961           170,150
Franchise fees and royalties...........................         2,520             2,620
Interest income........................................            19                16
                                                            ---------         ---------
                                                              555,994           507,149
                                                            ---------         ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies..............        67,937            61,437
      Games and merchandise............................        23,782            21,972
      Labor............................................       150,855           138,010
                                                            ---------         ---------
                                                              242,574           221,419
   Selling, general and administrative expenses........        66,575            65,793
   Depreciation and amortization.......................        38,029            33,338
   Interest expense....................................           975               967
   Other operating expenses............................        94,870            89,214
                                                            ---------         ---------
                                                              443,023           410,731
                                                            ---------         ---------

Income before income taxes.............................       112,971            96,418

Income taxes...........................................        43,268            37,410
                                                            ---------         ---------

Net income ............................................        69,703            59,008

Other comprehensive income, net of tax:
   Foreign currency translation........................           287               668
                                                            ---------         ---------

Comprehensive income...................................     $  69,990         $  59,676
                                                            =========         =========


Earnings per share:
   Basic:
      Net income ......................................     $    1.86         $    1.47
                                                            =========         =========
      Weighted average shares outstanding..............        37,551            40,061
                                                            =========         =========

   Diluted:
      Net income  .....................................     $    1.80         $    1.45
                                                            =========         =========
      Weighted average shares outstanding..............        38,726            40,584
                                                            =========         =========



                 See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                   (Thousands)


                                                           Amounts       Shares
                                                          ---------     --------

Common stock and capital in excess of par value:
   Balance, beginning of year........................     $ 224,519      54,482
   Stock options exercised...........................        11,920         674
   Net tax benefit from exercise of options..........         2,290
 Stock issued under 401(k) plan......................           397          13
   Payment for fractional shares.....................           (27)         (1)
                                                          ---------     -------
   Balance, September 26, 2004.......................       239,099      55,168
                                                          ---------     =======

Retained earnings:
   Balance, beginning of year........................       378,911
   Net income........................................        69,703
                                                          ---------
   Balance, September 26, 2004.......................       448,614
                                                          ---------

Accumulated other comprehensive income:
   Balance, beginning of year........................           695
   Foreign currency translation......................           287
                                                          ---------
   Balance, September 26, 2004.......................           982
                                                          ---------

Treasury shares:
   Balance, beginning of year........................      (211,626)     16,042
   Treasury stock acquired...........................      (103,919)      2,917
                                                          ---------     -------
   Balance, September 26, 2004.......................      (315,545)     18,959
                                                          ---------     =======

Total shareholders' equity...........................     $ 373,150
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

                                          CEC ENTERTAINMENT, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                (Thousands)


                                                                                Nine Months Ended
                                                                        ----------------------------------
                                                                        Sept. 26, 2004      Sept. 28, 2003
                                                                        --------------      --------------

Operating activities:
   Net income .......................................................     $  69,703            $  59,008
   Adjustments to reconcile net income to cash
      provided by operations:
   Depreciation and amortization.....................................        38,029               33,338
   Deferred income tax expense.......................................        10,733                8,485
   Tax benefit from exercise of stock options........................         2,290                  344
   Other ............................................................         1,920                2,032
   Net change in receivables, inventories, prepaids, payables and
      accrued liabilities............................................         8,731               21,978
                                                                          ---------            ---------
         Cash provided by operations.................................       131,406              125,185
                                                                          ---------            ---------

Investing activities:
   Purchases of property and equipment...............................       (52,870)             (60,202)
   Disposition of property and equipment.............................           791
   Increase in other assets..........................................           (21)                (753)
                                                                          ---------            ---------
         Cash used in investing activities...........................       (52,100)             (60,955)
                                                                          ---------            ---------

Financing activities:
   Proceeds from debt and line of credit.............................        17,476                4,594
   Exercise of stock options ........................................        11,920                2,435
   Redeemable preferred stock dividends..............................                               (112)
   Purchase of treasury stock .......................................      (103,919)             (71,634)
   Deposit for redeemable preferred stock redemption.................                             (2,795)
   Other ............................................................           461                  368
                                                                          ---------            ---------
         Cash used in financing activities...........................       (74,062)             (67,144)
                                                                          ---------            ---------

Increase (decrease) in cash and cash equivalents ....................         5,244               (2,914)
Cash and cash equivalents, beginning of period.......................         8,067               12,214
                                                                          ---------            ---------
Cash and cash equivalents, end of period.............................     $  13,311            $   9,300
                                                                          =========            =========









                         See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed consolidated financial statements for the periods ended September 26, 2004 and September 28, 2003 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 2003. Results of operations for the periods ended September 26, 2004 and September 28, 2003 are not necessarily indicative of the results for the year.


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


                                                       Three Months Ended         Nine Months Ended
                                                      ---------------------     ---------------------
                                                      Sept. 26,    Sept. 28,    Sept. 26,    Sept. 28,
                                                        2004         2003         2004         2003
                                                      --------     --------     --------     --------
Net income ......................................     $ 22,028     $ 16,840     $ 69,703     $ 59,008
Accretion of redeemable preferred stock..........                                                 (49)
Redeemable preferred stock dividends.............                                                (112)
                                                      --------     --------     --------     --------
Adjusted income applicable to common shares......     $ 22,028     $ 16,840     $ 69,703     $ 58,847
                                                      ========     ========     ========     ========

Basic:
   Weighted average common shares outstanding....       36,834       38,831       37,551       40,061
                                                      ========     ========     ========     ========
   Earnings per common share.....................     $    .60     $    .43     $   1.86     $   1.47
                                                      ========     ========     ========     ========

Diluted:
   Weighted average common shares outstanding....       36,834       38,831       37,551       40,061
   Potential common shares for stock options.....        1,136          918        1,175          523
                                                      --------     --------     --------     --------
   Weighted average shares outstanding...........       37,970       39,749       38,726       40,584
                                                      ========     ========     ========     ========
   Earnings per common and potential
      common share...............................     $    .58     $    .42     $   1.80     $   1.45
                                                      ========     ========     ========     ========


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Stock based compensation:

     The Company accounts for its stock based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock based compensation costs are reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):

                                                             Three Months Ended         Nine Months Ended
                                                            ---------------------     ---------------------
                                                            Sept. 26,    Sept. 28,    Sept. 26,    Sept. 28,
                                                              2004         2003         2004         2003
                                                            --------     --------     --------     --------
Net income,as reported ................................     $ 22,028     $ 16,840     $ 69,703     $ 59,008
Fair value based compensation expense, net of taxes....       (1,444)      (1,626)      (4,330)      (4,879)
                                                            --------     --------     --------     --------
Pro-forma net income...................................       20,584       15,214       65,373       54,129
Accretion and dividends of redeemable
   preferred stock, as reported........................                                                (161)
                                                            --------     --------     --------     --------
Pro-forma adjusted income applicable to common
   shares..............................................     $ 20,584     $ 15,214     $ 65,373     $ 53,968
                                                            ========     ========     ========     ========

Earnings per Share:
Basic:
   As reported.........................................     $    .60     $    .43     $   1.86     $   1.47
   Pro forma...........................................     $    .56     $    .39     $   1.74     $   1.35

Diluted:
   As reported.........................................     $    .58     $    .42     $   1.80     $   1.45
   Pro forma...........................................     $    .54     $    .38     $   1.69     $   1.33



4.   Stock split:

     All share and per share information have been retroactively adjusted for the effects of a three for two stock split in the form of a special stock dividend effected and distributed on March 15, 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


     A summary of the results of operations of the Company as a percentage of revenues is shown below.

                                                           Three Months Ended                 Nine Months Ended
                                                     -------------------------------   -------------------------------
                                                     Sept. 26, 2004   Sept. 28, 2003   Sept. 26, 2004   Sept. 28, 2003
                                                     --------------   --------------   --------------   --------------
      Revenues....................................       100.0%           100.0%           100.0%           100.0%
                                                         -----            -----            -----            -----
      Costs and expenses:
         Cost of sales:
            Food, beverage and related supplies...        12.1             12.5             12.2             12.1
            Games and merchandise.................         4.3              4.4              4.3              4.3
            Labor.................................        27.2             27.2             27.1             27.2
                                                         -----            -----            -----            -----
                                                          43.6             44.1             43.6             43.6
         Selling, general and administrative......        11.9             14.8             12.0             13.0
         Depreciation and amortization............         7.1              6.7              6.8              6.6
         Interest expense.........................          .2               .3               .2               .2
         Other operating expenses.................        17.8             17.9             17.1             17.6
                                                         -----            -----            -----            -----
                                                          80.6             83.8             79.7             81.0
                                                         -----            -----            -----            -----
      Income before income taxes..................        19.4             16.2             20.3             19.0
      Income taxes ...............................         7.4              6.3              7.8              7.4
                                                         -----            -----            -----            -----
      Net income .................................        12.0%             9.9%            12.5%            11.6%
                                                         =====            =====            =====            =====

      Number of Company-owned stores:
         Beginning of period......................         430              391              418              384
         New......................................           8               10               20               18
         Company purchased franchise stores.......           2                                 2
         Closed...................................                                                             (1)
                                                         -----            -----            -----            -----
         End of period............................         440              401              440              401
                                                         =====            =====            =====            =====

      Number of franchise stores:
         Beginning of period......................          49               51               48               50
         New......................                                                             1                1
         Company purchased franchise store                  (2)                               (2)
                                                         -----            -----            -----            -----
         End of period............................          47               51               47               51
                                                         =====            =====            =====            =====


Third Quarter 2004 Compared to Third Quarter 2003

     Revenues

     Revenues increased 7.9% to $183.6 million in the third quarter of 2004 from $170.1 million in the third quarter of 2003 due primarily to an increase in the number of Company-operated restaurants. During the full year of 2003, the Company opened 32 new restaurants, acquired three restaurants from its franchisees and closed one restaurant. During the first nine months of 2004, the Company opened 20 new restaurants and acquired two restaurants from a franchisee and has 440 Company-operated restaurants at September 26, 2004. Comparable store sales increased 0.4% in the third quarter of 2004 despite a negative impact of approximately 0.5% to 0.6% or $800,000 to $900,000 in lost sales due to the numerous hurricanes in the Southeast. Menu prices increased approximately 3.0% between the quarters.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 80.6% in the third quarter of 2004 from 83.8% in the third quarter of 2003.

     Cost of sales decreased as a percentage of revenues to 43.6% in the third quarter of 2004 from 44.1% in the comparable period of 2003. Cost of food, beverage and related supplies as a percentage of revenues decreased to 12.1% in the third quarter of 2004 from 12.5% in the third quarter of 2003 primarily due to a 3% increase in menu prices implemented in June 2004. Cost of games and merchandise as a percentage of revenues decreased to 4.3% in the third quarter of 2004 from 4.4% in the third quarter of 2003 due primarily to the menu price increase. Store labor expenses as a percentage of revenues were 27.2% in both the third quarter of 2004 and the third quarter of 2003.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.9% in the third quarter of 2004 from 14.8% in the third quarter of 2003. This decrease was primarily due to a $4.25 million legal settlement charge recorded in the third quarter of 2003 and an increase in total revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 7.1% in the third quarter of 2004 from 6.7% in the third quarter of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues decreased to 0.2% in the third quarter of 2004 from 0.3% in the third quarter of 2003 due to higher interest expense in the third quarter of 2003 related to the Company's commitment to reacquire its outstanding preferred stock.

     Other operating expenses decreased as a percentage of revenues to 17.8% in the third quarter of 2004 from 17.9% in the third quarter of 2003 primarily due to a decrease in insurance expense as a percentage of revenues.

     The Company's effective income tax rate was 38.3% in the third quarter of 2004 compared to 38.8% in the third quarter of 2003 due to lower estimated state tax rates.

     Net Income

     The Company's net income increased 30.8% to $22.0 million in the third quarter of 2004 compared to $16.8 million in the third quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 38.1% to $.58 per share in the third quarter of 2004 from $.42 in the third quarter of 2003 due to the 30.8% increase in net income discussed above and a 4.5% decrease in the number of weighted average shares outstanding.


First Nine Months of 2004 Compared to First Nine Months of 2003

     Revenues

     Revenues increased 9.6% to $556.0 million in the first nine months of 2004 from $507.1 million in the first nine months of 2003 primarily due to an increase in the number of Company-operated stores and an increase of 2.0% in comparable store sales. During the full year of 2003, the Company opened 32 new restaurants, acquired three restaurants from franchisees and closed one restaurant. During the first nine months of 2004, the Company opened 20 new restaurants  and  acquired  two  restaurants  from  a  franchisee  and  has  440
Company-operated restaurants at September 26, 2004. Menu prices increased on average approximately 1.5% between the two periods.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 79.7% in the first nine months of 2004 from 81.0% in the first nine months of 2003.

     Cost of sales as a percentage of revenues remained constant at 43.6% in the first nine months of 2004 and 2003. Cost of food, beverage and related supplies as a percentage of revenues increased to 12.2% in the first nine months of 2004 from 12.1% in the first nine months of 2003. Food costs were negatively impacted approximately $3.1 million due to an increase of approximately 32% in average cheese prices paid in the first nine months of 2004 compared to the first nine months of 2003. This increase was partially offset by the impact of a 3% increase in menu prices implemented in June of 2004. Cost of games and merchandise as a percentage of revenues remained constant at 4.3% in both the first nine months of 2004 and the first nine months of 2003. Store labor expenses as a percentage of revenues decreased slightly to 27.1% in the first nine months of 2004 from 27.2% in the first nine months of 2003 primarily due to the increase in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.0% in the first nine months of 2004 from 13.0% in the first nine months of 2003 primarily due to a $4.25 million legal settlement recorded in the third quarter of 2003 and the increase in total revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 6.8% in the first nine months of 2004 from 6.6% in the first nine months of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues remained constant at 0.2% in the first nine months of 2004 and the first nine months of 2003.

     Other operating expenses decreased as a percentage of revenues to 17.1% in the first nine months of 2004 from 17.6% in the first nine months of 2003 primarily due to the increase in comparable store sales and a decrease in insurance expense as a percentage of revenues.

     The Company's effective income tax rate was 38.3% in the first nine months of 2004 compared to 38.8% in the first nine months of 2003 due to lower estimated state tax rates.

     Net Income

     The Company's net income increased 18.1% to $69.7 million in the first nine months of 2004 from $59.0 million in the first nine months of 2003 primarily due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 24.1% to $1.80 per share in the first nine months of 2004 compared to $1.45 per share in the first nine months of 2003 due to the 18.1% increase in net income discussed above and a 4.6% decrease in the number of weighted average shares outstanding.



Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $131.4 million in the first nine months of 2004 from $125.2 million in the comparable period of 2003. Cash outflows from investing activities for the first nine months of 2004 were $52.1 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first nine months of 2004 were $74.1 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.1 million at December 28, 2003 to $19.7 million at September 26, 2004 due primarily to the timing of payments for various accrued expenses and an increase in the number of restaurants.

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

     In 2004, the Company plans to add 33 to 34 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2004 is approximately $1.2 million per restaurant. At the beginning of 2004, the Company identified development opportunities for approximately 300 restaurants including those restaurants expected to open in 2004.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the toddler area. The major remodel or reconfiguration initiative includes a reallocation of the space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games. The typical capital cost of this initiative will range from $225,000 to $400,000 per restaurant. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000. The exterior and interior remodel includes a new exterior identity including a revised Chuck
E. Cheese logo and signage, colorful new awnings, and updating the exterior design of the buildings. The interior component of this remodel includes painting, updating decor, a new menu board and enhanced lighting. This remodel also includes new games and rides in conjunction with the transfer of games and rides between stores. The typical capital cost of this initiative is expected to range from $160,000 to $170,000 per restaurant.

     The Company expects the aggregate capital costs in 2004 of completing the game enhancement initiative, major remodels or reconfigurations, expanding the square footage of existing restaurants and the exterior and interior remodels to total approximately $17 to $18 million and impact approximately 125 restaurants.

     During the first nine months of 2004, the Company opened 20 new restaurants, acquired two restaurants from a franchisee and impacted a total of 95 existing restaurants with capital expenditures. The Company currently estimates that capital expenditures in 2004 will be approximately $75 million. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     The Company has developed a preliminary capital plan for 2005 totaling $95 to $105 million including a budget for existing stores of $30 to $35 million, a new store budget of approximately $55 to $60 million and a store maintenance and corporate budget of approximately $10 million. This capital plan assumes the continued success of exterior and interior remodels.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through the first nine months of 2004, the Company has repurchased approximately 18.1 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $311 million. During the first nine months of 2004, the Company repurchased 2,916,750 shares at an aggregate purchase price of approximately $103.9 million. At the end of the first nine months of 2004, approximately $74.1 million remained available for repurchase under a current $100 million repurchase authorization approved by the Company's Board of Directors in August 2004.

     The Company has available borrowings under its line of credit agreement of $132.5 million that is scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of September 26, 2004, there were $82.0 million in borrowings under this line of credit and outstanding letters of credit of $7.6 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain net worth of $303.8 million as of September 26, 2004, a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and rent ratio of 3.25 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At September 26, 2004, the Company was in compliance with all of the above debt covenants. The Company intends to extend the maturity date of its line of credit agreement.


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


Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the time of such evaluation in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Exchange Act Filings. There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that could significantly affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The following table presents information related to repurchases of common stock the Company made during the third quarter of 2004:

                                                                        Cummulative          Maximum Dollar
                                                                      Number of Shares      Amount that May
                               Total Number of     Average Price      Purchased Under       Yet be Purchased
     Fiscal Period            Shares Purchased     Paid per Share       the Programs       Under the Programs
     -------------            ----------------     --------------     ----------------     ------------------
Program approved in February 2004:
June 28 - July 25, 2004             279,500            $ 35.74            1,752,250           $ 11,680,912
July 26 - Aug. 22, 2004 (1)         323,600              36.07            2,075,850                 -
Aug. 23 - Sept. 26, 2004               -                   -                  -                     -
                                   --------
Total                               603,100            $ 35.92
                                   ========

Program approved in August 2004:
June 28 - July 25, 2004                -                   -                  -                     -
July 26 - Aug. 22, 2004 (1)         267,600            $ 33.62              267,600           $ 91,002,327
Aug. 23 - Sept. 26, 2004            486,600              34.77              754,200           $ 74,080,836
                                   --------
Total                               754,200            $ 34.37
                                   ========

(1) In February 2004, the Company's  Board of Directors  approved a program to repurchase up to $75,000,000 of the Company's  common stock.  In August 2004,  this program was completed and the Company's Board of Directors approved a new program to repurchase up to $100,000,000 of the Company's common stock.



Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          Exhibit
          Number    Description
          -------   -----------

           10(a)    Fourth Amendment to Credit Agreement in the stated amount of
                    $132,500,000,  dated  August  10,  2004,   between  Bank  of
                    America, N.A. and the Company.

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

     b)   Reports on Form 8-K

          During the third quarter and to present, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated July 14, 2004, announcing second quarter 2004 financial results.

          A current report on Form 8-K, dated October 13, 2004, announcing third quarter 2004 financial results.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CEC ENTERTAINMENT, INC.



Dated: November 4, 2004           By:  /s/ Christopher D. Morris
                                  ----------------------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer