Form 10-K/A
period 2003-12-28
CEC ENTERTAINMENT INC
filed 2005-03-21
CIK 813920

FORM 10-K/A
                                (Amendment No. 1)

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


                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No |_|

     At March 8, 2004, an aggregate of 38,052,780 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

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

                                EXPLANATORY NOTE

     As previously disclosed in a Form 8-K filed on March 2, 2005, following a review of its lease-related accounting policies, CEC Entertainment, Inc. (the "Company") determined that it was appropriate to adjust its prior financial statements (the "Restatement") to correct certain errors contained in those finanacial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

     Historically, when accounting for leases, the Company has depreciated its leasehold improvements over a period equal to the lesser of the initial non-cancelable lease term plus periods of expected renewal, or the useful life of the assets. The periods of expected renewal included option periods provided for in the lease and any additional periods that the Company considered reasonably assured of exercising or acquiring. When determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense, the Company used the initial non-cancelable lease term commencing when the obligation to make current rent payments began. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements were netted against the amount recorded for the leasehold improvement.

     Following an extensive analysis of its lease-related accounting policies, the Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies. See Note 2 to the consolidated financial statements.

     This amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the fiscal year ended December 28, 2003 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on March 11, 2004, is being filed to reflect restatements of the Company's consolidated balance sheets at December 28, 2003 and December 29, 2002 and the Company's consolidated statements of earnings, changes in stockholders' equity (including retained earnings at beginning of fiscal year 2001) and consolidated cash flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying audited consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

     For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9(a) of Part II of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, and 32.1, respectively.

     Except for the foregoing amended information and the retroactive adjustment of all share and per share information for the effects of a three-for-two stock split in the form of a special stock dividend effected on March 15, 2004, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 28, 2004, June 27, 2004 and September 26, 2004 which are being filed subsequent to this filing of this Form 10-K/A and any reports filed with the SEC subsequent to this filing.

     We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the Restatement other than the Form 10-K for the fiscal year ended December 28, 2003 and the Forms 10-Q for the fiscal quarters ended March 28, 2004, June 27,2004 and September 26, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

                                   P A R T   I

Item 1. Business

General

     CEC Entertainment, Inc. (the "Company") was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062. The Company maintains a website at www.chuckecheese.com. Documents available on our website include the Company's (i) Code of Business Conduct and Ethics, (ii) Corporate Governance Guidelines and (iii) charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These documents are also available in print to any stockholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the Securities and Exchange Commission.

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

                                              2003            2002            2001
                                              ----            ----            ----
Average annual revenues
     per restaurant (1)                  $ 1,628,000     $ 1,641,000     $ 1,634,000

Number of restaurants open at end
     of period                                   418             384             350

Percent of total restaurant revenues:
     Food and beverage sales                    66.5%           66.7%           68.0%
     Game sales                                 31.0%           30.8%           29.5%
     Merchandise sales                           2.5%            2.5%            2.5%

-------

(1)  In computing these averages, only restaurants that were open for a period greater than eighteen months at the beginning of each respective year were included (331,
     300 and 275 restaurants in 2003, 2002 and 2001,  respectively).  All fiscal years presented consisted of 52 weeks.

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

     The majority of food, beverages and other supplies used in the Company-operated restaurants are currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.


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

     The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the "Association"), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese's restaurants, to serve as an advisory council to the Company and to plan and approve contributions to and expenditures from the Advertising Fund [a fund established and managed by the Association that pays the costs of system-wide advertising] and the Entertainment Fund [a fund established and managed by the Association to further develop and improve entertainment attractions]. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five members appointed by the Company and five members elected by the franchisees. The Association is included in the Company's consolidated financial statements.

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

Item 2. Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of December 28, 2003.

                                                     Chuck E.
            Domestic                                 Cheese's
            --------                                 --------

            Alabama                                      6
            Arkansas                                     4
            California                                  63
            Colorado                                     8
            Connecticut                                  6
            Delaware                                     2
            Florida                                     22
            Georgia                                     16
            Idaho                                        1
            Illinois                                    21
            Indiana                                     10
            Iowa                                         4
            Kansas                                       4
            Kentucky                                     2
            Louisiana                                    7
            Maryland                                    12
            Maine                                        1
            Massachusetts                               10
            Michigan                                    17
            Minnesota                                    5
            Mississippi                                  2
            Missouri                                     8
            Nevada                                       4
            Nebraska                                     2
            New Hampshire                                2
            New Jersey                                  15
            New Mexico                                   2
            New York                                    18
            North Carolina                               8
            Ohio                                        17
            Oklahoma                                     3
            Pennsylvania                                18
            Rhode Island                                 1
            South Carolina                               5
            South Dakota                                 1
            Tennessee                                   11
            Texas                                       50
            Virginia                                    10
            Washington                                   4
            West Virginia                                1
            Wisconsin                                    9
                                                      ----
                                                       412
            International
            -------------

            Canada                                       6
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


      Year of                         Number of          Range of Renewal
     Expiration                      Restaurants          Options (Years)
     ----------                      -----------         ----------------

       2004                                6                None to  5
       2005                               31                None to 15
       2006                               36                None to 10
       2007                               46                None to 15
       2008 and thereafter               248                None to 20


     The leases of Chuck E. Cheese's restaurants contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $4.00 to $31.00 per square foot, subject to periodic adjustment. It is common for the Company to take possession of leased premises prior to the commencement of rents for the purpose of constructing leasehold improvements. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


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

                                 P A R T   I I


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 8, 2004, there were an aggregate of 38,052,780 shares of the Company's Common Stock outstanding and approximately 2,238 stockholders of record.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CEC." The following table sets forth the highest and lowest price per share of the Common Stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange (retroactively adjusted for a three-for-two stock split effective on March 15, 2004):


                                            High                 Low
                                            ----                 ---

     2003
               - 1st quarter              $ 21.11              $ 16.03
               - 2nd quarter                24.97                17.40
               - 3rd quarter                27.17                22.83
               - 4th quarter                34.67                25.99

     2002
               - 1st quarter              $ 33.30              $ 27.88
               - 2nd quarter                32.91                26.66
               - 3rd quarter                28.28                21.93
               - 4th quarter                23.86                15.93




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

Item 6. Selected Financial Data.


                                                             2003 (3)      2002 (3)      2001 (3)      2000 (3)      1999 (3)
                                                            ---------     ---------     ---------     ---------     ---------
                                                                       (Thousands, except per share and store data)
Operating results (1)

Revenues .................................................  $ 654,598     $ 602,201     $ 562,227     $ 506,111     $ 440,904
Costs and expenses .......................................    544,500       494,629       462,940       421,355       372,899
                                                            ---------     ---------     ---------     ---------     ---------
Income before income taxes ...............................    110,098       107,572        99,287        84,756        68,005
Income taxes .............................................     42,717        41,772        38,721        33,048        26,282
                                                            ---------     ---------     ---------     ---------     ---------
Net income ...............................................  $  67,381     $  65,800     $  60,566     $  51,708     $  41,723
                                                            =========     =========     =========     =========     =========

Per share (2)(4):
   Basic:
     Net income ..........................................  $    1.70     $    1.58     $    1.44     $    1.27     $    1.02
   Weighted average shares outstanding....................     39,654        41,511        41,724        40,499        40,506

   Diluted:
     Net income ..........................................  $    1.66     $    1.55     $    1.41     $    1.23     $     .99
     Weighted average shares outstanding..................     40,389        42,263        42,771        41,759        41,883

Cash flow data:
   Cash provided by operations ...........................  $ 158,730     $ 136,395     $ 121,889     $  97,623     $  81,098
   Cash used in investing activities .....................    (94,226)     (112,686)     (111,058)      (89,363)     (102,814)
   Cash provided by (used in) financing activities .......    (68,651)      (15,177)      (14,449)       (3,691)       21,237

Balance sheet data:
   Total assets ..........................................  $ 582,983     $ 537,251     $ 457,430     $ 386,724     $ 329,686
   Long-term obligations (including current portion
     and redeemable preferred stock) .....................     84,259        77,211        65,445        60,670        66,859
   Shareholders' equity ..................................    364,323       359,907       316,201       264,846       207,448

Number of restaurants at year end:
     Company operated.....................................        418           384           350           324           294
     Franchise............................................         48            50            52            55            55
                                                            ---------     ---------     ---------     ---------     ---------
                                                                  466           434           402           379           349
                                                            =========     =========     =========     =========     =========

----------------------

(1)  All fiscal years presented were 52 weeks in length.

(2)  No cash dividends on common stock were paid in any of the years presented.

(3)  Amounts  have been  adjusted as a result of the  Restatement.  Amounts for 2003,  2002 and 2001 are  discussed  in Item 7
     "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations",  and in  Note 2 to the
     consolidated financial statements..

(4)  All share and per share  information  have been  retroactively  adjusted for the effects of a  three-for-two  stock split effected in the form of a special stock dividend that was effective on March 15, 2004.


Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

     Restatement

     Following a review of its lease-related accounting policies, the Company determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability. As a result, the Company has restated its consolidated financial statements for the fiscal years 2003, 2002 and 2001 and selected financial information for fiscal years 2000 and 1999.

     Historically, when accounting for leases, the Company has depreciated its leasehold improvements over a period equal to the lesser of the initial non-cancelable lease term plus periods of expected renewal, or the useful life of the assets. The periods of expected renewal included option periods provided for in the lease and any additional periods that the Company considered reasonably assured of exercising or acquiring. When determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense, the Company used the initial non-cancelable lease term commencing when the obligation to make current rent payments began. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements were netted against the amount recorded for the leasehold improvement.

     The Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies. See Note 2 to the consolidated financial statements.

     The cumulative effect of the restatement adjustments through fiscal year 2003 is to increase property and equipment $2.6 million, increase deferred rent liability $37.7 million, increase obligations under capital leases $11.0 million, decrease deferred tax liability $17.9 million and decrease retained earnings $28.2 million of which $17.4 million relate to years prior to 2001. Increases in rent expense, depreciation expense and interest expense, net of the related tax effects, resulted in decreases in net income of $3.4 million, $3.7 million and $3.6 million, and in diluted earnings per share of $.08, $.09 and $.08, in fiscal years 2003, 2002 and 2001, respectively.

     The following has been updated to give effect to the Restatement.

     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                 2003            2002            2001
                                             -------------   -------------   -------------
                                             (as restated)   (as restated)   (as restated)
Revenues ..................................      100.0%          100.0%          100.0%
                                                 -----           -----           -----
Costs and expenses:
    Cost of sales..........................       44.3%           44.2%           44.5%
    Selling, general and administrative....       12.7%           12.3%           13.0%
    Depreciation and amortization..........        7.6%            7.3%            6.9%
    Interest expense.......................         .3%             .3%             .4%
    Other operating expenses...............       18.3%           18.0%           17.5%
                                                 -----           -----           -----
                                                  83.2%           82.1%           82.3%
                                                 -----           -----           -----
Income before income taxes.................       16.8%           17.9%           17.7%
                                                 =====           =====           =====

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

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 83.2% in 2003 from 82.1% in 2002.

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

     Selling, general and administrative expenses as a percentage of revenues increased to 12.7% in 2003 from 12.3% in 2002 primarily due to a $4.25 million charge in 2003 relating to the settlement, subject to court approval, of a class action wage and hour lawsuit filed in the State of California.


     Depreciation and amortization expense as a percentage of revenues increased to 7.6% in 2003 from 7.3% in 2002 primarily due to capital invested in new restaurants and remodels.

     Interest expense as a percentage of revenues was 0.3% in both 2003 and 2002.

     Other operating expenses increased as a percentage of revenues to 18.3% in 2003 from 18.0% in 2002 primarily due to losses on the disposal of assets, repairs and property taxes.

     The Company's effective income tax rate was 38.8% in both 2003 and 2002.

     Net Income

     The Company had net income of $67.4 million in 2003 compared to $65.8 million in 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 7.8% to $2.50 per share in 2003 compared to $2.32 per share in 2002 due to the 2.4% increase in net income discussed above and a 4.6% decrease in the Company's number of weighted average shares outstanding. Weighted average diluted shares outstanding decreased to
26.9 million in 2003 from 28.2 million in 2002 primarily due to the Company's share repurchase program.

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

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 82.1% in 2002 from 82.3% in 2001.

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

     Selling, general and administrative expenses as a percentage of revenues declined to 12.3% in 2002 from 13.0% in 2001 primarily due to scale efficiencies in advertising expense and corporate overhead costs.

     Depreciation and amortization expense as a percentage of revenues increased to 7.3% in 2002 from 6.9% in 2001 primarily due to increased capital expenditures and the decrease in comparable store sales.

     Interest expense as a percentage of revenues was 0.3% in 2002 compared to 0.4% in 2001 primarily due to a reduction in interest rates.

     Other operating expenses increased as a percentage of revenues to 18.0% in 2002 from 17.5% in 2001 primarily due to higher insurance costs. Insurance expense increased approximately $5.3 million in 2002 compared to 2001 due to several factors including higher premiums, claim loss experience and medical costs.

     The Company's effective income tax rate was 38.8% in 2002 and 39.0% in 2001 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $65.8 million in 2002 compared to $60.6 million in 2001 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased to $2.32 per share in 2002 compared to $2.11 per share in 2001.

     Critical Accounting Policies

     In preparing the Company's financial statements, management is required to make ongoing estimates and judgments based on the information available. Management believes the following critical accounting policies require the most significant estimates and judgments.

     Self Insurance

     The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which the differences are identified. Significant increases in general liability and workers compensation claims could have a material adverse impact on future operating results.

     Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

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

     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $158.7 million in 2003 from $136.4 million in 2002. Cash outflows from investing activities for 2003 were $94.2 million, primarily related to capital expenditures. Cash outflows from financing activities for 2003 were $68.7 million, primarily related to the repurchase of the Company's Common Stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's Common Stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include; a) new restaurant development and acquisitions of existing restaurants from franchisees, b) a game rotation plan, c) major remodels or reconfigurations and d) expansions of the retail area of existing restaurants. In addition, the Company is currently testing revisions to the building exterior along with interior enhancements in conjunction with a game rotation.

     The game rotation plan began in 2003 and has an average capital cost of approximately $60,000 per store. The primary components of this plan are to provide new and transferred games and rides and in certain stores, enhancements to the toddler area. The major remodel or reconfiguration initiative includes a reallocation of space between the dining and game room areas, expansion of the space allocated to the game room and an increase in the number of games. The typical capital cost of this initiative will range from $225,000 to $400,000. Expansion of the retail areas may vary widely based on square footage and can range in cost from $200,000 to $900,000 but generally have an average capital cost of approximately $500,000.

     During 2003, the Company opened 32 new restaurants, acquired three restaurants from franchisees and completed the game rotation plan in 33 restaurants, completed three reconfigurations and three expansions. In 2003, the Company also completed its Phase III upgrade program with upgrades in 50 restaurants. The average cost of a Phase III upgrade was approximately $205,000 to $215,000 per store. A Phase III upgrade generally included a new toddler area, skill games and rides, kiddie games and rides, SkyTube enhancements, prize area improvements and Kid Check modifications.

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

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. In 2003, the Company repurchased 3,428,665 shares of its common stock at an aggregate price of approximately $82.6 million. Beginning in 1993 through 2003, the Company has repurchased approximately 15.2 million shares of the Company's common stock at an aggregate purchase price of approximately $207 million. In 2004, the Company completed a plan authorized in 2003 and announced a new plan to repurchase shares of the Company's common stock at an aggregate purchase price of up to $75 million. In 2003, the Company reacquired all of its outstanding preferred stock for approximately $2.8 million.

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

     The following are contractual cash obligations (as restated) of the Company as of December 28, 2003 (thousands):

                                                      Cash Obligations Due by Year
                                   -------------------------------------------------------------------
                                     Total       2004       2005        2006       2007     Thereafter
                                     -----       ----       ----        ----       ----     ----------

Operating leases (1)..........     $ 713,580   $ 51,362   $  51,504   $ 50,745   $ 49,035   $ 510,934
Revolving line of credit......        64,400                 64,400
Purchase commitments..........        36,945      4,820       4,966      5,116      5,272      16,771
Capital lease obligations.....        18,613      1,374       1,356      1,160      1,160      13,563
                                   ---------   --------   ---------   --------   --------   ---------
                                   $ 833,538   $ 57,556   $ 122,226   $ 57,021   $ 55,467   $ 541,268
                                   =========   ========   =========   ========   ========   =========

(1) Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured.

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

Item 8. Financial Statements and Supplementary Data

                             CEC ENTERTAINMENT, INC.
                YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

                                    CONTENTS






                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm..................   19
Consolidated financial statements (as restated):
   Consolidated balance sheets...........................................   20
   Consolidated statements of earnings and comprehensive income..........   21
   Consolidated statements of shareholders' equity.......................   22
   Consolidated statements of cash flows.................................   23
   Notes to consolidated financial statements............................   24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2, the consolidated financial statements have been restated. Also, these financial statements give effect to the stock split on March 15, 2004 as discussed in Note 12.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2004
(March 18, 2005 as to effects of the Restatement discussed in Note 2)


                                             CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                          (Thousands, except share data)

                                                                                   December 28,    December 29,
                                                                                       2003            2002
                                                                                   -------------   -------------
                                                                                   (as restated)   (as restated)
ASSETS
Current assets:
   Cash and cash equivalents....................................................     $   8,067       $  12,214
   Accounts receivable, net.....................................................        13,103          11,270
   Inventories..................................................................        12,491          10,716
   Prepaid expenses.............................................................         7,608           5,500
   Deferred tax asset...........................................................         1,487           1,319
                                                                                     ---------       ---------
      Total current assets......................................................        42,756          41,019
                                                                                     ---------       ---------
Property and equipment, net.....................................................       538,756         491,081
                                                                                      --------       ---------

Other assets:
   Notes receivable from related party..........................................                         3,825
   Other .......................................................................         1,471           1,326
                                                                                     ---------       ---------
                                                                                         1,471           5,151
                                                                                     ---------       ---------
                                                                                     $ 582,983       $ 537,251
                                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $     554       $     367
   Accounts payable and accrued liabilities.....................................        58,736          43,002
                                                                                     ---------       ---------
      Total current liabilities.................................................        59,290          43,369
                                                                                     ---------       ---------
Long-term debt, less current portion............................................        75,205          69,545
                                                                                     ---------       ---------
Deferred rent...................................................................        42,816          34,675
                                                                                     ---------       ---------
Deferred tax liability..........................................................        32,849          22,456
                                                                                     ---------       ---------
Accrued insurance ..............................................................         8,500           4,750
                                                                                     ---------       ---------
Commitments and contingencies (Note 8)

Redeemable preferred stock .....................................................                         2,549
                                                                                                     ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares;
     54,481,913 and 53,504,660 shares issued, respectively .....................         5,448           5,350
   Capital in excess of par value...............................................       219,071         200,153
   Retained earnings ...........................................................       350,735         283,516
   Accumulated other comprehensive income (loss)................................           695             (91)
   Less treasury shares of 16,042,418 and 12,613,754, respectively, at cost.....      (211,626)       (129,021)
                                                                                     ---------       ---------
                                                                                       364,323         359,907
                                                                                     ---------       ---------
                                                                                     $ 582,983       $ 537,251
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



                                              CEC ENTERTAINMENT, INC.
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                              AND COMPREHENSIVE INCOME
                                         (Thousands, except per share data)


                                                                                     Fiscal Year
                                                                   -----------------------------------------------
                                                                       2003             2002             2001
                                                                   -------------    -------------    -------------
                                                                   (as restated)    (as restated)    (as restated)

Food and beverage revenues......................................     $ 433,952        $ 400,119        $ 380,014
Games and merchandise revenues..................................       217,261          198,466          178,766
Franchise fees and royalties....................................         3,335            3,188            3,173
Interest income, including related party income
   of  $404 and $181 in 2002 and 2001, respectively.............            50              428              274
                                                                     ---------        ---------        ---------
                                                                       654,598          602,201          562,227
                                                                     ---------        ---------        ---------
Costs and expenses:
   Cost of sales................................................       290,005          266,357          250,138
   Selling, general and administrative expenses.................        83,024           74,143           73,016
   Depreciation and amortization................................        49,502           43,951           38,972
   Interest expense.............................................         2,194            1,680            2,353
   Other operating expenses.....................................       119,775          108,498           98,461
                                                                     ---------        ---------        ---------
                                                                       544,500          494,629          462,940
                                                                     ---------        ---------        ---------

Income before income taxes......................................       110,098          107,572           99,287

Income taxes....................................................        42,717           41,772           38,721
                                                                     ---------        ---------        ---------

Net income......................................................        67,381           65,800           60,566

Other comprehensive income (loss), net of tax:
   Foreign currency translation.................................           786               87             (148)
                                                                     ---------        ---------        ---------
Comprehensive income............................................     $  68,167        $  65,887        $  60,418
                                                                     =========        =========        =========

Earnings per share:
Basic:
   Net income...................................................     $    1.70        $    1.58        $    1.44
                                                                     =========        =========        =========
   Weighted average shares outstanding..........................        39,654           41,511           41,724
                                                                     =========        =========        =========
Diluted:
   Net income...................................................     $    1.66        $    1.55        $    1.41
                                                                     =========        =========        =========
   Weighted average shares outstanding..........................        40,389           42,263           42,771
                                                                     =========        =========        =========



                                  See notes to consolidated financial statements.



                                                     CEC ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (Thousands, except per share data)


                                                             Fiscal Year - Amounts                  Fiscal Year - Shares
                                                     -------------------------------------     -------------------------------
                                                       2003          2002          2001          2003        2002        2001
                                                     ---------     ---------     ---------     -------     -------     -------

Common stock and capital in excess of par value:
   Balance, beginning of year...................     $ 205,503     $ 195,574     $ 181,287      53,505      52,988      51,878
   Stock options exercised......................        14,588         6,367        10,547         960         506       1,178
   Tax benefit from exercise
     of stock options ..........................         4,072         3,265         4,174
   Stock issued under 401(k) plan...............           356           297           176          17          11           7
   Treasury stock retired and
     reserved for 401(k) plan...................                                      (610)                                (75)
                                                     ---------     ---------     ---------     -------     -------     -------
   Balance, end of year.........................       224,519       205,503       195,574      54,482      53,505      35,325
                                                     ---------     ---------     ---------     =======     =======     =======

Retained earnings (as restated):
   Balance beginning of year:
   As previously reported.......................                                   175,217
   Prior period adjustment due to Restatement...                                   (17,426)
                                                                                 ---------
   As restated..................................       283,516       218,035       157,791
   Net income...................................        67,381        65,800        60,566
   Redeemable preferred stock accretion.........           (49)          (95)          (91)
   Redeemable preferred stock dividend..........          (113)         (224)         (231)
                                                     ---------     ---------     ---------
   Balance, end of year ........................       350,735       283,516       218,035
                                                     ---------     ---------     ---------

Accumulated other comprehensive
   Income (loss):
   Balance, beginning of year...................           (91)         (178)          (30)
   Foreign currency translation.................           786            87          (148)
                                                     ---------     ---------     ---------
   Balance, end of year.........................           695           (91)         (178)
                                                     ---------     ---------     ---------

Treasury shares:
   Balance, beginning of year...................      (129,021)      (97,230)      (74,202)     12,614      11,379      10,560
   Treasury stock acquired......................       (82,605)      (31,791)      (23,638)      3,428       1,235         894
   Treasury stock retired and
     reserved for 401(k) plan...................                                       610                                 (75)
                                                     ---------     ---------     ---------     -------     -------     -------
   Balance, end of year.........................      (211,626)     (129,021)      (97,230)     16,042      12,614      11,379
                                                     ---------     ---------     ---------     =======     =======     =======

Total shareholders' equity (as restated)........     $ 364,323     $ 359,907     $ 316,201
                                                     =========     =========     =========









                                         See notes to consolidated financial statements.


                                                     CEC ENTERTAINMENT, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Thousands)

                                                                                                   Fiscal Year
                                                                                  ---------------------------------------------
                                                                                      2003            2002            2001
                                                                                     -----           -----           -----
                                                                                  (as restated)   (as restated)   (as restated)
Operating activities:
   Net income................................................................       $  67,381       $  65,800       $  60,566
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization .........................................          49,502          43,951          38,972
      Deferred income tax expense ...........................................          10,225          15,884           9,780
      Tax benefit from exercise of stock options ............................           4,072           3,265           4,174
      Other..................................................................           4,247           2,938           2,319
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................          17,790           1,731           3,827
   Leasehold reimbursements from lessors....................................            5,513           2,826           2,251
                                                                                    ---------       ---------       ---------
      Cash provided by operations............................................         158,730         136,395         121,889
                                                                                    ---------       ---------       ---------

Investing activities:
   Purchases of property and equipment.......................................         (93,899)       (110,952)       (113,453)
   Proceeds from dispositions of property and equipment......................                                             297
   Payments received on notes receivable.....................................                           2,201           2,677
   Additions to notes receivable.............................................                          (3,971)         (3,206)
   Change in other assets....................................................            (327)           (426)            647
   Sale of assets held for resale............................................                             462           1,980
                                                                                    ---------       ---------       ---------
      Cash used in investing activities......................................         (94,226)       (112,686)       (111,058)
                                                                                    ---------       ---------       ---------

Financing activities:
   Proceeds from debt and line of credit.....................................          48,700          52,375          37,100
   Payments on debt and line of credit.......................................         (46,818)        (42,171)        (38,310)
   Redeemable preferred stock dividends......................................            (112)           (224)           (231)
   Acquisition of treasury stock.............................................         (82,605)        (31,791)        (23,638)
   Exercise of stock options.................................................          14,588           6,367          10,547
   Redemption of preferred stock.............................................          (2,795)
   Other.....................................................................             391             267              83
                                                                                    ---------       ---------       ---------
      Cash used in financing activities......................................         (68,651)        (15,177)        (14,449)
                                                                                    ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents.............................          (4,147)          8,532          (3,618)
Cash and cash equivalents, beginning of year.................................          12,214           3,682           7,300
                                                                                    ---------       ---------       ---------
Cash and cash equivalents, end of year.......................................       $   8,067       $  12,214       $   3,682
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

     Property  and  equipment,  depreciation  and  amortization  (as  restated):
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to 20 years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term, including renewal option periods provided for in the lease that can be reasonably assured, or the estimated useful lives of the related assets. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. All pre-opening costs are expensed as incurred.

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

     Deferred Rent: The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease. The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises. Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction of rent expense.

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

     Stock-Based  Compensation:   The  Company  accounts  for  its  stock  based
compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):


                                                                2003            2002            2001
                                                            -------------   -------------   -------------
                                                            (as restated)   (as restated)   (as restated)
Net income, as reported .................................     $ 67,381        $ 65,800        $ 60,566
Fair value based compensation expense, net of taxes......       (6,507)         (6,439)         (4,613)
                                                              --------        --------        --------
Pro forma net income.....................................     $ 60,874        $ 59,361        $ 55,953
                                                              ========        ========        ========

Earnings per Share:
Basic:
    As reported..........................................     $   1.70        $   1.58        $   1.44
    Pro forma............................................     $   1.53        $   1.42        $   1.33

Diluted:
    As reported..........................................     $   1.66        $   1.55        $   1.41
    Pro forma............................................     $   1.50        $   1.40        $   1.30


     For the pro forma calculations above, the estimated fair value of options granted was $6.32, $9.79 and $7.94 per share in 2003, 2002 and 2001, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 3.10%, 4.34% and 4.80% in 2003, 2002 and 2001, respectively; no dividend yield; expected lives of five years and expected volatility of 30%.

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

     Earnings per share: Earnings per common share have been retroactively adjusted for the effects of a three-for-two stock split in the form of a special stock dividend effected on March 15, 2004.

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

2.   Restatement of Financial Statements:

     Subsequent to the issuance of the Company's fiscal year 2003 financial statements and following a review of its lease-related accounting policies, the Company's management determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

     Historically, when accounting for leases, the Company has depreciated its leasehold improvements over a period equal to the lesser of the initial non-cancelable lease term plus periods of expected renewal, or the useful life of the assets. The periods of expected renewal included option periods provided for in the lease and any additional periods that the Company considered reasonably assured of exercising or acquiring. When determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense, the Company used the initial non-cancelable lease term commencing when the obligation to make current rent payments began. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements were netted against the amount recorded for the leasehold improvement.

     Following an analysis of its lease-related accounting policies, the Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

     The cumulative effect of the restatement adjustments through fiscal year 2003 is to increase property and equipment $2.6 million, increase deferred rent liability $37.7 million, increase obligations under capital leases $11.0 million, decrease deferred tax liability $17.9 million and decrease retained earnings $28.2 million of which $17.4 million relate to years prior to 2001. Increases in rent expense, depreciation expense and interest expense, net of the related tax effects, resulted in decreases in net income of $3.4 million, $3.7 million and $3.6 million and in diluted earnings per share of $.08, $.09 and $.08, in fiscal years 2003, 2002 and 2001, respectively.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

     The following is a summary of the significant effects of the Restatement on the consolidated balance sheets at December 28, 2003 and December 29, 2002, consolidated statements of earnings for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, and consolidated statements of cash flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001.


                                                                     Fiscal Year 2003
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As restated
                                                       -------------     ----------     -----------

Consolidated Balance Sheet:
   Property and equipment, net....................       $ 536,124        $  2,632       $ 538,756
   Total assets...................................         580,351           2,632         582,983
   Current portion of long-term debt..............             168             386             554
   Long-term debt, less current portion...........          64,581          10,624          75,205
   Deferred rent..................................           5,153          37,663          42,816
   Deferred tax liability.........................          50,714         (17,865)         32,849
   Retained earnings..............................         378,911         (28,176)        350,735
   Total shareholders' equity.....................         392,499         (28,176)        364,323

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  45,109        $  4,393       $  49,502
   Interest expense...............................           1,449             745           2,194
   Other operating expense........................         119,334             441         119,775
   Total costs and expenses.......................         538,921           5,579         544,500
   Income before income taxes.....................         115,677          (5,579)        110,098
   Income taxes...................................          44,882          (2,165)         42,717
   Net income.....................................          70,795          (3,414)         67,381
   Basic earnings per share.......................            1.78            (.08)           1.70
   Diluted earnings per share.....................            1.74            (.08)           1.66

Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $ 152,842        $  5,888       $ 158,730
   Cash used in investing activities..............         (88,713)         (5,513)        (94,226)
   Cash used in financing activities..............         (68,276)           (375)        (68,651)


                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

                                                                     Fiscal Year 2002
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Balance Sheet:
   Property and equipment, net....................       $ 493,533        $ (2,452)      $ 491,081
   Total assets...................................         539,703          (2,452)        537,251
   Current portion of long-term debt..............             143             224             367
   Long-term debt, less current portion...........          62,349           7,196          69,545
   Deferred rent..................................           4,086          30,589          34,675
   Deferred tax liability.........................          38,156         (15,700)         22,456
   Retained earnings..............................         308,277         (24,761)        283,516
   Total shareholders' equity.....................         384,668         (24,761)        359,907

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  39,243        $  4,708       $  43,951
   Interest expense...............................           1,201             479           1,680
   Other operating expense........................         107,597             901         108,498
   Total costs and expenses.......................         488,541           6,088         494,629
   Income before income taxes.....................         113,660          (6,088)        107,572
   Income taxes...................................          44,134          (2,362)         41,772
   Net income.....................................          69,526          (3,726)         65,800
   Basic earnings per share.......................            1.66            (.08)           1.58
   Diluted earnings per share.....................            1.64            (.09)           1.55

Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $ 133,344        $  3,051       $ 136,395
   Cash used in investing activities..............        (109,860)         (2,826)       (112,686)
   Cash used in financing activities..............         (14,952)           (225)        (15,177)


                                                                     Fiscal Year 2001
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  34,397        $  4,575       $  38,972
   Interest expense...............................           2,036             317           2,353
   Other operating expense........................          97,436           1,025          98,461
   Total costs and expenses.......................         457,023           5,917         462,940
   Income before income taxes.....................         105,204          (5,917)         99,287
   Income taxes...................................          41,029          (2,308)         38,721
   Net income.....................................          64,175          (3,609)         60,566
   Basic earnings per share.......................            1.53            (.09)           1.44
   Diluted earnings per share.....................            1.49            (.08)           1.41

Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $ 119,497        $  2,392       $ 121,889
   Cash used in investing activities..............        (108,807)         (2,251)       (111,058)
   Cash used in financing activities..............         (14,308)           (141)        (14,449)

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.   Accounts receivable:

                                                          2003         2002
                                                         ------       ------
                                                             (thousands)

Trade..............................................     $  2,414     $  2,495
Tax receivables....................................        1,873        3,915
Vendor rebates.....................................        3,638        3,108
Leasehold reimbursements from lessors..............        3,481          779
Other..............................................        1,697          973
                                                        --------     --------
                                                        $ 13,103     $ 11,270
                                                        ========     ========


4.   Notes receivable from related party:

     The Company and its franchisees contribute a percentage of revenues ("Assessments") to the Association, a related party, to develop entertainment attractions and produce and communicate system wide advertising. The Association has ten directors, five of whom are also employees of the Company. At December 29, 2002, approximately $3,825,000 was outstanding under notes receivable from the Association. The Company also had accounts payable to the Association of $2,475,000 at December 29, 2002 primarily for December assessments. At the beginning of 2003, the Company adopted FIN 46 and has consolidated the financial statement of the Association. (Note 1). Accordingly, all significant intercompany accounts and transactions have been eliminated in 2003.


5.   Property and equipment:

                                                                      2003            2002
                                                                     ------          ------
                                                                  (as restated)   (as restated)
                                                                           (thousands)

Land.........................................................       $  40,357       $  36,329
Leasehold improvements.......................................         317,578         274,602
Buildings ...................................................          49,305          44,186
Game, restaurant and other equipment.........................         328,369         299,251
Property leased under capital leases (Note 8)................          12,563           8,598
                                                                    ---------       ---------
                                                                      748,172         662,966
Less accumulated depreciation and amortization...............        (230,817)       (191,414)
                                                                    ---------       ---------
    Net property and equipment in service....................         517,355         471,552
Construction in progress.....................................           7,547           7,305
Game and restaurant equipment held for future service........          13,854          12,224
                                                                    ---------       ---------
                                                                    $ 538,756       $ 491,081
                                                                    =========       =========


                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Accounts payable and accrued insurance:

                                                         2003         2002
                                                        ------       ------
                                                            (thousands)

Current:
  Accounts payable................................     $ 30,126     $ 19,933
  Salaries and wages..............................        8,665        7,630
  Insurance.......................................        7,888        6,896
  Taxes, other than income........................        5,668        5,488
  Income taxes....................................        2,804
    Other.........................................        3,585        3,055
                                                       --------     --------
                                                       $ 58,736     $ 43,002
                                                       ========     ========
Long-term:
  Insurance.......................................     $  8,500     $  4,750
                                                       ========     ========

     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insurance retention programs for general liability, workers compensation, health benefits and certain other insured risks.



7.   Long-term debt:

                                                       2003            2002
                                                      ------          ------
                                                   (as restated)   (as restated)
                                                             (thousands)
Revolving bank loan, prime or LIBOR
   plus 0.75% to 1.5%,  due December 2005 ......     $ 64,400        $ 62,000
Obligations under capital leases (Note 8).......       11,359           7,912
                                                     --------        --------
                                                       75,759          69,912
Less current portion............................         (554)           (367)
                                                     --------        --------
                                                     $ 75,205        $ 69,545
                                                     ========        ========

     In 2002, the Company entered into a line of credit agreement which provides the Company with a revolving credit facility of $100 million and matures in 2005. In 2003, available borrowings under the line of credit agreement increased to $132.5 million. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (4.00% at December 28, 2003) or, at the Company's option, LIBOR (1.12% at December 28, 2003) plus 0.75%. A 0.2% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on the revolving bank loan was 2.0% and 3.1% in 2003 and 2002, respectively. The Company capitalized interest costs of $77,000, $176,000 and $306,000 in 2003, 2002 and 2001,
respectively.

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

     Scheduled annual maturities of the obligations for capital and operating leases as of December 28, 2003, are as follows:

 Years                                               Capital         Operating
-------                                            -------------   -------------
                                                   (as restated)   (as restated)
                                                           (thousands)
2004..............................................   $  1,374        $  51,362
2005..............................................      1,356           51,504
2006..............................................      1,160           50,745
2007..............................................      1,160           49,034
2008..............................................      1,160           47,336
2009-2028 (aggregate payments)....................     12,403          463,599
                                                     --------        ---------
Minimum future lease payments ....................     18,613        $ 713,580
                                                                     =========
Less amounts representing interest................     (7,254)
                                                     --------
Present value of future minimum lease payments....     11,359
Less current portion..............................       (554)
                                                     --------
Long-term capital lease obligation................   $ 10,805
                                                     ========


     The Company's rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

                                       2003            2002            2001
                                      ------          ------          ------
                                   (as restated)   (as restated)   (as restated)
                                                    (thousands)
Minimum........................      $ 56,791        $ 52,096        $ 48,909
Contingent.....................           291             330             452
                                     --------        --------        --------
                                     $ 57,082        $ 52,426        $ 49,361
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


10.  Cost of sales:

                                             2003          2002          2001
                                            ------        ------        ------
                                                        (thousands)

Food, beverage and related supplies....    $  79,982     $  73,690     $  72,006
Games and merchandise..................       28,234        25,490        24,871
Labor..................................      181,789       167,177       153,261
                                           ---------     ---------     ---------
                                           $ 290,005     $ 266,357     $ 250,138
                                           =========     =========     =========


11.  Income taxes:

     The significant components of income tax expense are as follows:

                                                                 2003            2002            2001
                                                                ------          ------          ------
                                                             (as restated)   (as restated)   (as restated)
                                                                              (thousands)
Current expense:
   Federal..............................................       $ 23,430        $ 18,571        $ 20,957
   State................................................          4,810           3,854           3,648
   Foreign..............................................            180             198             162
   Tax benefit from exercise of stock options ..........          4,072           3,265           4,174
                                                               --------        --------        --------
      Total current expense.............................         32,492          25,888          28,941
Deferred expense:
   Federal..............................................          9,497          14,068           8,341
   State................................................            728           1,816           1,439
                                                               --------        --------        --------
      Total deferred expense............................         10,225          15,884           9,780
                                                               --------        --------        --------
                                                               $ 42,717        $ 41,772        $ 38,721
                                                               ========        ========        ========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Income taxes (continued):

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                       2003            2002
                                                      ------          ------
                                                   (as restated)   (as restated)
                                                            (thousands)
Current deferred tax asset:
    Accrued vacation..........................       $    894        $    766
    Unearned gift certificates ...............            498             406
    Other.....................................             95             147
                                                     --------        --------
                                                     $  1,487        $  1,319
                                                     ========        ========

Non-current deferred tax asset (liability):
      Deferred rent...........................       $ 16,607        $ 13,449
    Unearned franchise fees...................             91              92
    Depreciation..............................        (50,120)        (35,640)
    Foreign...................................           (479)           (335)
    Other.....................................          1,052             (22)
                                                     --------        --------
                                                     $(32,849)       $(22,456)
                                                     ========        ========


     A reconciliation of the statutory rate to taxes provided is as follows:

                                                      2003        2002  2001
                                                     ------      ----- -----

Federal statutory rate.........................      35.0%      35.0%      35.0%
State income taxes, net of federal benefit.....       3.3%       3.9%       3.9%
Other..........................................        .5%       (.1)%       .1%
                                                    -----      -----      -----
Effective tax rate.............................      38.8%      38.8%      39.0%
                                                    =====      =====      =====

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Earnings per common share:

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

                                                                    2003         2002        2001
                                                                 -------       ------      ------
                                                              (as restated)   (as restated)   (as restated)
Net income ...............................................      $ 67,381        $ 65,800        $ 60,566
Accretion of redeemable preferred stock...................           (49)            (95)            (91)
Redeemable preferred stock dividends......................          (113)           (224)           (231)
                                                                --------        --------        --------
Net income applicable to common shares....................      $ 67,219        $ 65,481        $ 60,244
                                                                ========        ========        ========

Basic:
   Weighted average common shares outstanding.............        39,654          41,511          41,724
                                                                ========        ========        ========
   Earnings per common share..............................      $   1.70        $   1.58        $   1.44
                                                                ========        ========        ========

Diluted:
   Weighted average common shares outstanding.............        39,654          41,511          41,724
   Potential common shares for stock options..............           735             752           1,047
                                                                --------        --------        --------
   Weighted average shares outstanding....................        40,389          42,263          42,771
                                                                ========        ========        ========
   Earnings per common and potential common shares........      $   1.66        $   1.55        $   1.41
                                                                ========        ========        ========


     Antidilutive stock options to purchase 1,143,144; 1,181,852; and 9,906 common shares were not included in the EPS computations in 2003, 2002 and 2001, respectively, because the exercise prices of these options were greater than the average market price of the common shares.

     On February 18, 2004, the Company announced that its Board of Directors had declared a 3 for 2 stock split effected in the form of a special stock dividend that is effective and distributable on March 15, 2004 to holders of record as of February 25, 2004. The share and per share information included in these financial statements reflects the effect of such stock split.


13.  Employee benefit plans:

     The Company has employee benefit plans that include: a) incentive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors and c) a retirement and savings plan.

     In 1997, the Company adopted an employee stock option plan under which 10,181,250 shares, as amended in 2003, may be granted before July 31, 2007. In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 337,500 shares. The exercise price for options granted under both plans may not be less than the fair market value of the Company's Common Stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plans. Options which have been granted under the employee stock option plan cannot be re-priced without shareholder approval.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Employee benefit plans (continued):


     At December 28, 2003, there were 2,770,352 shares available for future grants under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

                                                                                               Weighted Average
                                                       Number of Shares                    Exercise  Price Per Share
                                           ----------------------------------------     -------------------------------
                                              2003           2002           2001          2003        2002        2001
                                             ------         ------         ------        ------      ------      ------

Options outstanding, beginning of year      4,538,213      3,975,917      3,732,552     $ 20.42     $ 16.84     $ 11.97
  Granted .......................           2,264,756      1,188,449      1,484,937       19.98       28.97       22.73
  Exercised......................            (959,861)      (506,484)    (1,177,004)      15.20       12.57        8.96
  Terminated.....................            (244,797)      (119,669)       (64,568)      21.53       19.61       14.18
                                           ----------     ----------     ----------
Options outstanding, end of year            5,598,311      4,538,213      3,975,917       21.09       20.42       16.84
                                           ==========     ==========     ==========



     Options outstanding at December 28, 2003:


                         Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------   -------------------------------
                       Shares         Weighted Avg.        Weighted          Shares          Weighted
    Range of         Outstanding        Remaining          Average        Exercisable        Average
 Exercise Prices    as of 12/28/03   Contractual Life   Exercise Price   as of 12/28/03   Exercise Price
----------------    --------------   ----------------   --------------   --------------   --------------

$  9.11 - $ 13.24        461,958           1.7             $ 11.03            461,120        $ 11.03
$ 14.90 - $ 16.16        505,860           3.3               15.50            297,902          15.50
$ 16.66 - $ 19.99      2,363,456           5.8               19.64            128,064          17.08
$ 20.04 - $ 26.53      1,126,616           4.0               22.67            491,636          22.66
$ 26.86 - $ 36.18      1,140,421           6.1               29.04             23,861          29.41
                      ----------                                           ----------
$  9.11 - $ 36.18      5,598,312           4.7               21.09          1,402,583          16.92
                      ==========                                           ==========


     Stock options expire seven years from the grant date. Stock options vest over various periods ranging from one to four years. In 2004, the Company granted 590,342 additional options to employees at exercise prices of $31.49 to $31.86 per share and 30,000 options to its non-employee directors at an exercise price of $31.88 per share.

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. At December 28, 2003, 49,950 shares remained available for grant under the plan. The Company made contributions of approximately $356,000 and $297,000 in common stock for the 2002 and 2001 plan years, respectively. The Company accrued $400,000 for contributions for the 2003 plan year which will be paid in common stock in 2004.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  Supplemental cash flow information:

                                                 2003         2002        2001
                                                ------       ------      ------
                                                           (thousands)
Cash paid during the year for:
   Interest (as restated).................     $  2,226     $  1,695     $ 2,484
   Income taxes ..........................       25,773       26,936      25,168



15.  Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2003 and 2002 (thousands, except per share data).

As restated:

                                                Fiscal year ended December 28, 2003
                                        ---------------------------------------------------
                                         March 30      June 29       Sept. 28      Dec. 28
                                        ---------     ---------     ---------     ---------

Revenues...........................     $ 184,126     $ 152,885     $ 170,138     $ 147,449
Income before income taxes.........        43,385        22,726        26,122        17,865
Net income.........................        26,552        13,908        15,987        10,934

Earnings Per Share:
  Basic ...........................     $     .65     $     .34     $     .41     $     .28
  Diluted .........................           .64           .34           .40           .28



                                              Fiscal year ended December 29, 2002
                                        ---------------------------------------------------
                                         March 31      June 30       Sept. 29      Dec. 29
                                        ---------     ---------     ---------     ---------

Revenues...........................     $ 172,793     $ 142,416     $ 148,921     $ 138,071
Income before income taxes.........        42,332        23,558        25,549        16,133
Net income.........................        25,863        14,392        15,608         9,937

Earnings Per Share:
  Basic ...........................     $     .62     $     .34     $     .38     $     .24
  Diluted .........................           .60           .34           .37           .24

As previously reported:

                                                Fiscal year ended December 28, 2003
                                        ---------------------------------------------------
                                         March 30      June 29       Sept. 28      Dec. 28
                                        ---------     ---------     ---------     ---------

Revenues...........................     $ 184,126     $ 152,885     $ 170,138     $ 147,449
Income before income taxes.........        44,782        24,120        27,516        19,259
Net income.........................        27,407        14,761        16,840        11,787

Earnings Per Share:
  Basic ...........................     $     .67     $     .36     $     .43     $     .30
  Diluted .........................           .66           .36           .42           .30



                                              Fiscal year ended December 29, 2002
                                        ---------------------------------------------------
                                         March 31      June 30       Sept. 29      Dec. 29
                                        ---------     ---------     ---------     ---------

Revenues...........................     $ 172,793     $ 142,416     $ 148,921     $ 138,071
Income before income taxes.........        43,854        25,080        27,071        17,655
Net income.........................        26,796        15,323        16,539        10,868

Earnings Per Share:
  Basic ...........................     $     .64     $     .36     $     .40     $     .26
  Diluted .........................           .62           .36           .39           .26



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9(a). Controls and Procedures


     The Company's Audit Committee of the Board of Directors (the "Audit Committee) held a telephonic meeting with management on January 31, 2005. Management reached the conclusion, and the Audit Committee concurred, that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company's computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, management determined, and Audit Committee concurred, that the Company should report on Form 8-K that its historical financial statements should no longer be relied upon. The Audit Committee also concurred with management's action plan to complete an extensive analysis of these matters and quantify the impact of the correction of the lease accounting errors on the Company's financial statements for each of the prior periods affected. Historically, the Company had depreciated its leasehold improvements over a period equal to the lesser of the initial non-cancelable lease term plus periods of expected renewal, or the useful life of the assets. The periods of expected renewal included option periods provided for in the lease and any additional periods that the Company considered reasonably assured of exercising or acquiring. When determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense, the Company used the initial non-cancelable lease term commencing when the obligation to make current rent payments began. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements were netted against the amount recorded for the leasehold improvement.

     On March 1, 2005, the Audit Committee held a telephonic meeting with management and the Company's independent registered public accounting firm. Management presented the results of its completed analysis of its lease accounting practices, including the quantification of the impact of the correction of the lease accounting errors on the Company's financial statements for each of the prior periods affected. Management affirmed its prior determination, and the Audit Committee concurred, to restate the Company's financial statements for the three year periods ended December 28, 2003 and for the first three quarters of fiscal 2004 to reflect the correction in its lease accounting practices.

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, which included the matters discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 28, 2003 in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In connection with correcting its lease accounting methodology, the Company has instituted the following procedures:

- use of a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;
- commence the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises; and
- record funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

The Company has not identified any change in its internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


                                 P A R T   I I I

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders. The Company has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Conduct related to the above named officers, other executive officers and directors required to be disclosed pursuant to applicable rules and regulations will also be posted on the Company's website at www.chuckecheese.com.

Item 11. Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company is incorporated by reference and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2004 annual meeting of stockholders.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.


Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.

                                  P A R T   I V

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements and Supplementary Data:

          Report of independent registered public accounting firm.
          CEC Entertainment, Inc. consolidated financial statements
               (as restated):
             Consolidated balance sheets as of December 28, 2003
               and December 29, 2002.
             Consolidated statements of earnings and comprehensive income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.
             Consolidated statements of shareholders' equity for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.
             Consolidated statements of cash flows for the years ended
               December 28, 2003, December 29, 2002 and December 30, 2001.
             Notes to consolidated financial statements.

(2)  Exhibits:

Number         Description
------         -----------

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

10(f)(1)    Specimen  form  of  the Company's current Franchise Agreement (filed
            as     Exhibit    10(a)(1)    to    the     Company's    Form    8-K
            (No.0000813920-04-000021), and incorporated herein by reference).

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

23          Consent of Independent Registered Public Accounting Firm.

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



(b)  Reports on Form 8-K:

During the fourth quarter and through the original filing of this report, we filed or furnished the following reports on Form 8-K:

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

Dated:   March 18, 2005                 CEC Entertainment, Inc.



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


Signature                                Title                         Date
---------                                -----                         ----

/s/ Richard M. Frank             Chairman of the Board,           March 18, 2005
---------------------------      Chief Executive Officer,
Richard M. Frank                 and Director (Principal
                                 Executive Officer)

/s/ Christopher D. Morris        Senior Vice President,           March 18, 2005
---------------------------      Chief Financial Officer
Christopher D. Morris            (Principal Financial Officer)

/s/ James Mabry                  Vice President - Controller      March 18, 2005
---------------------------      Treasurer
James Mabry                      (Principal Accounting Officer)

/s/ Michael H. Magusiak          President and Director           March 18, 2005
---------------------------
Michael H. Magusiak

/s/  Richard T. Huston           Director                         March 18, 2005
---------------------------
Richard T. Huston

/s/ Larry T. McDowell            Director                         March 18, 2005
---------------------------
Larry T. McDowell

/s/ Tim T. Morris                Director                         March 18, 2005
---------------------------
Tim T. Morris

/s/ Louis P. Neeb                Director                         March 18, 2005
---------------------------
Louis P. Neeb

/s/ Cynthia I. Pharr Lee         Director                         March 18, 2005
---------------------------
Cynthia I. Pharr Lee

/s/   Walter Tyree               Director                         March 18, 2005
---------------------------
Walter Tyree

/s/ Raymond E. Wooldridge        Director                         March 18, 2005
---------------------------
Raymond E. Wooldridge

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

23           Consent of Independent Registered Public Accounting Firm,
             Deloitte & Touche LLP

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1         Certification  of Chief Executive  Officer and Chief
             Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.