Form 10-Q/A
period 2004-03-28
CEC ENTERTAINMENT INC
filed 2005-03-21
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

     As previously disclosed in a Form 8-K filed on March 2, 2005, following a review of its lease-related accounting policies, CEC Entertainment, Inc. (the "Company") determined that it was appropriate to adjust its prior financial statements (the "Restatement") to correct certain errors in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred liability.

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

     Following an extensive analysis of its lease and related accounting policies, the Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewable option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies. See Note 2 to the consolidated financial statements.

     This amendment No. 2 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on May 6, 2004, is being filed to reflect restatements of the Company's consolidated balance sheets at March 28, 2004 and the Company's consolidated statements of earnings, changes in stockholders' equity and consolidated cash flows for the three months ended March 28, 2004 and March 30, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

     For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4, of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 27, 2004 and September 26, 2004 which are being filed concurrently with this filing of this Form 10-Q/A and any reports filed with the SEC subsequent to this filing.

     Concurrently with the filing of this Form 10-Q/A, we are filing an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 ("2003 10-K") to provide restatements of the financial statements or financial data as of and for the periods included in the 2003 10-K and amended quarterly reports on Form 10-Q/A for the quarters ended March 28, 2004, June 27, 2004 and September 26, 2004. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K other than the 2003 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 28, 2003. For this reason, the consolidated financial statements, auditors' reports and related financial information for all affected periods contained in any other prior reports should no longer be relied upon.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Financial Statements:

      Condensed Consolidated Balance Sheets..................................  5
      Condensed Consolidated Statements of Earnings and Comprehensive Income.  6
      Condensed Consolidated Statement of Shareholders' Equity...............  7
      Condensed Consolidated Statements of Cash Flows .......................  8
      Notes to Condensed Consolidated Financial Statements...................  9

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................. 13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 17

   Item 4.  Controls and Procedures.......................................... 17

Part II - Other Information:

   Item 1.  Legal Proceedings................................................ 18

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
      of Equity Securities................................................... 19

   Item 6.  Exhibits and Reports on Form 8-K................................. 19

Signatures................................................................... 20

Certifications............................................................... 21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                               CEC ENTERTAINMENT, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Thousands, except share data)

                                                        ASSETS
                                                                                       March 28,       December 28,
                                                                                         2004              2003
                                                                                     -------------     -------------
                                                                                     (as restated)
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents....................................................       $  12,464         $   8,067
   Accounts receivable..........................................................           9,919            13,103
   Inventories..................................................................          10,254            12,491
   Prepaid expenses.............................................................           8,721             7,608
   Deferred tax asset...........................................................           1,487             1,487
                                                                                       ---------         ---------
     Total current assets.......................................................          42,845            42,756
                                                                                       ---------         ---------

Property and equipment, net.....................................................         542,290           538,756
                                                                                       ---------         ---------

Other assets....................................................................           1,338             1,471
                                                                                       ---------         ---------
                                                                                       $ 586,473         $ 582,983
                                                                                       =========         =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................       $     720         $     554
   Accounts payable.............................................................          24,927            30,126
   Accrued liabilities..........................................................          49,811            28,610
                                                                                       ---------         ---------
     Total current liabilities..................................................          75,458            59,290
                                                                                       ---------         ---------

Long-term debt, less current portion............................................          48,273            75,205
                                                                                       ---------         ---------

Deferred rent...................................................................          45,483            42,816
                                                                                       ---------         ---------

Deferred tax liability..........................................................          37,263            32,849
                                                                                       ---------         ---------

Accrued insurance...............................................................           8,500             8,500
                                                                                       ---------         ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 54,697,077
      and 54,481,913 shares issued, respectively ...............................           5,470             5,448
   Capital in excess of par value...............................................         224,637           219,071
   Retained earnings ...........................................................         382,168           350,735
   Accumulated other comprehensive income ......................................             681               695
   Less treasury shares of 16,840,268 and 16,042,418, respectively, at cost.....        (241,460)         (211,626)
                                                                                       ---------         ---------
                                                                                         371,496           364,323
                                                                                       ---------         ---------
                                                                                       $ 586,473         $ 582,983
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


                                         CEC ENTERTAINMENT, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         AND COMPREHENSIVE INCOME
                                               (Unaudited)
                                    (Thousands, except per share data)

                                                                              Three Months Ended
                                                                       ---------------------------------
                                                                       March 28, 2004     March 30, 2003
                                                                       --------------     --------------
                                                                       (as restated)      (as restated)

Food and beverage revenues........................................       $ 136,339          $ 120,844
Games and merchandise revenues....................................          69,741             62,408
Franchise fees and royalties......................................             861                865
Interest income ..................................................               7                  9
                                                                         ---------          ---------
                                                                           206,948            184,126
                                                                         ---------          ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies..........................          24,478             21,970
     Games and merchandise........................................           8,643              7,524
     Labor........................................................          53,238             47,934
                                                                         ---------          ---------
                                                                            86,359             77,428
   Selling, general and administrative expenses...................          23,832             21,004
   Depreciation and amortization..................................          13,378             12,004
   Interest expense...............................................             483                470
   Other operating expenses.......................................          31,951             29,835
                                                                         ---------          ---------
                                                                           156,003            140,741
                                                                         ---------          ---------

Income before income taxes........................................          50,945             43,385

Income taxes......................................................          19,512             16,833
                                                                         ---------          ---------

Net income .......................................................          31,433             26,552

Other comprehensive income (loss), net of tax:
   Foreign currency translation...................................             (14)               283
                                                                         ---------          ---------

Comprehensive income..............................................       $  31,419          $  26,835
                                                                         =========          =========

Earnings per share:
   Basic:
     Net income ..................................................       $     .82          $     .65
                                                                         =========          =========
     Weighted average shares outstanding..........................          38,310             40,853
                                                                         =========          =========
   Diluted:
     Net income  .................................................       $     .79          $     .64
                                                                         =========          =========
     Weighted average shares outstanding..........................          39,607             41,157
                                                                         =========          =========









                        See notes to condensed consolidated financial statements.

                                   CEC ENTERTAINMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                         (Thousands)


                                                                      Amounts       Shares
                                                                     ---------     --------

Common stock and capital in excess of par value:
   Balance, beginning of year...................................     $ 224,519      54,482
   Stock options exercised......................................         3,982         203
   Tax benefit from exercise of options ........................         1,235
   Payment for fractional shares................................           (26)
   Stock issued under 401(k) plan...............................           397          12
                                                                     ---------     -------
   Balance, March 28, 2004......................................       230,107      54,697
                                                                     ---------     =======

Retained earnings (as restated):
   Balance, beginning of year...................................       350,735
   Net income...................................................        31,433
                                                                     ---------
   Balance, March 28, 2004 .....................................       382,168
                                                                     ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year...................................           695
   Foreign currency translation.................................           (14)
                                                                     ---------
   Balance, March 28, 2004......................................           681
                                                                     ---------

Treasury shares:
   Balance, beginning of year...................................      (211,626)     16,042
   Treasury stock acquired......................................       (29,834)        798
                                                                     ---------     -------
   Balance, March 28, 2004......................................      (241,460)     16,840
                                                                     ---------     =======

Total shareholders' equity (as restated)........................     $ 371,496
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

                                               CEC ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)


                                                                                         Three Months Ended
                                                                                  ---------------------------------
                                                                                  March 28, 2004     March 30, 2003
                                                                                  --------------     --------------
                                                                                  (as restated)      (as restated)
Operating activities:
   Net income ...............................................................        $ 31,433           $ 26,552
   Adjustments to reconcile net income to cash
      provided by operations:
     Depreciation and amortization...........................................          13,378             12,004
     Deferred income tax expense.............................................           4,414              3,940
     Tax benefit from exercise of stock options..............................           1,235                 44
     Other...................................................................           3,111              2,573
     Net change in receivables, inventory, prepaids, payables and
       accrued liabilities...................................................          20,310             16,163
                                                                                     --------           --------
        Cash provided by operations..........................................          73,881             61,276
                                                                                     --------           --------

Investing activities:
   Purchases of property and equipment.......................................         (16,434)           (20,464)
   (Increase) decrease in other assets.......................................              60               (996)
                                                                                     --------           --------
     Cash used in investing activities.......................................         (16,374)           (21,460)
                                                                                     --------           --------

Financing activities:
   Payments on debt and line of credit ......................................         (27,552)           (31,127)
   Exercise of stock options ................................................           3,982                264
   Redeemable preferred stock dividends .....................................                                (59)
   Repurchase of common stock ...............................................         (29,834)            (5,922)
   Other ....................................................................             294                637
                                                                                     --------           --------
     Cash used in financing activities.......................................         (53,110)           (36,207)
                                                                                     --------           --------

Increase in cash and cash equivalents .......................................           4,397              3,609
Cash and cash equivalents, beginning of period...............................           8,067             12,214
                                                                                     --------           --------
Cash and cash equivalents, end of period.....................................        $ 12,464           $ 15,823
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

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 28, 2003. Results of operations for the periods ended March 28, 2004 and March 30, 2003 are not necessarily indicative of the results for the year.


2.   Restatement of Financial Statements:

     Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended March 28, 2004, and following a review of its lease-related accounting policies, the Company's management has determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

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

     The Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

     The following is a summary of the impact of the Restatement on the consolidated balance sheets at December 28, 2003 and March 28, 2004 , and the consolidated statements of earnings and consolidated statements of cash flows for the three month periods ended March 28, 2004 and March 30, 2003.

                                                                      March 28, 2004
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Balance Sheet:
   Property and equipment, net....................       $ 538,129        $  4,161       $ 542,290
   Total assets...................................         582,312           4,161         586,473
   Current portion of long-term debt..............             168             552             720
   Long-term debt, less current portion...........          37,141          11,132          48,273
   Deferred rent..................................           5,486          39,997          45,483
   Deferred tax liability.........................          55,695         (18,432)         37,263
   Retained earnings..............................         411,256         (29,088)        382,168
   Total shareholders' equity.....................         400,584         (29,088)        371,496


                                                            Three Months ended March 28, 2004
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  12,229        $  1,149       $  13,378
   Interest expense...............................             287             196             483
   Other operating expenses.......................          31,817             134          31,951
   Total costs and expenses.......................         154,524           1,479         156,003
   Income before income taxes.....................          52,424          (1,479)         50,945
   Income taxes...................................          20,079            (567)         19,512
   Net income.....................................          32,345            (912)         31,433
   Basic earnings per share.......................             .84            (.02)            .82
   Diluted earnings per share.....................             .82            (.03)            .79

Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $  71,877        $  2,004       $  73,881
   Cash used in investing activities..............         (14,482)         (1,892)        (16,374)
   Cash used in financing activities..............         (52,998)           (112)        (53,110)

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):


                                                            Three Months ended March 30, 2003
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  10,905        $  1,099       $  12,004
   Interest expense...............................             283             187             470
   Other operating expense........................          29,724             111          29,835
   Total costs and expenses.......................         139,344           1,397         140,741
   Income before income taxes.....................          44,782          (1,397)         43,385
   Income taxes...................................          17,375            (542)         16,833
   Net income.....................................          27,407            (855)         26,552
   Basic earnings per share.......................             .67            (.02)            .65
   Diluted earnings per share.....................             .66            (.02)            .64

Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $  59,804        $  1,472       $  61,276
   Cash used in investing activities..............         (20,082)         (1,378)        (21,460)
   Cash used in financing activities..............         (36,113)            (94)        (36,207)



3.   Earnings per common share:

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

                                                                   Three Months Ended
                                                             -------------------------------
                                                               March 28,         March 30,
                                                                 2004              2003
                                                             -------------     -------------
                                                             (as restated)     (as restated)
Net income .............................................       $ 31,433          $ 26,552
Accretion of redeemable preferred stock.................                              (26)
Redeemable preferred stock dividends....................                              (59)
                                                               --------          --------
Adjusted income applicable to commons shares............       $ 31,433          $ 26,467
                                                               ========          ========


Basic:
    Weighted average common shares outstanding..........         38,310            40,853
                                                               ========          ========
    Earnings per common share ..........................       $    .82          $    .65
                                                               ========          ========

Diluted:
    Weighted average common shares outstanding..........         38,310            40,853
    Potential common shares for stock options...........          1,297               304
                                                               --------          --------
    Weighted average shares outstanding.................         39,607            41,157
                                                               ========          ========
    Earnings per common and potential
        common share ...................................       $    .79          $    .64
                                                               ========          ========

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   Stock based compensation:

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

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                              March 28,       March 30,
                                                                                2004            2003
                                                                            -------------   -------------
                                                                            (as restated)   (as restated)
Net income, as reported .................................................      $ 31,433        $ 26,552
Fair value based compensation expense, net of taxes......................        (1,436)         (1,624)
                                                                               --------        --------
Pro-forma net income ....................................................        29,997          24,928
Accretion and dividends of redeemable preferred stock, as reported.......                           (85)
                                                                               --------        --------
Pro-forma net income applicable to common shares.........................      $ 29,997        $ 24,843
                                                                               ========        ========

Earnings per Share:
Basic:
    As reported..........................................................      $    .82        $    .65
    Pro-forma ...........................................................      $    .78        $    .61
Diluted:
    As reported..........................................................      $    .79        $    .64
    Pro-forma............................................................      $    .76        $    .60


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

     The Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

     The effects of the restatement adjustments are discussed in Note 2 in the notes to the condensed consolidated financial statements. The following has been updated to give effect to the Restatement.

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2004 and 2003 is shown below.

                                                        Three Months Ended
                                                 March 28, 2004   March 30, 2003
                                                 --------------   --------------
Revenue.......................................       100.0%           100.0%
                                                     -----            -----
Costs and  expenses:
   Cost of sales:
      Food, beverage and related supplies.....        11.8             11.9
      Games and merchandise...................         4.2              4.1
      Labor...................................        25.7             26.0
                                                     -----            -----
                                                      41.7             42.0
   Selling, general and administrative........        11.5             11.4
   Depreciation and amortization..............         6.5              6.5
   Interest expense...........................          .2               .3
   Other operating expenses...................        15.4             16.2
                                                     -----            -----
                                                      75.3             76.4
                                                     -----            -----
Income before income taxes....................        24.7             23.6
Income tax expense ...........................         9.4              9.2
                                                     -----            -----
Net income ...................................        15.3%            14.4%
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

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 75.3% in the first quarter of 2004 from 76.4% in the first quarter of 2003.

     Cost of sales decreased as a percentage of revenues to 41.7% in the first quarter of 2004 from 42.0% in the comparable period of 2003. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.8% in the first quarter of 2004 from 11.9% in the first quarter of 2003. Food costs were negatively impacted by approximately $1.1 million due to a 36% increase in average cheese prices paid in the first quarter of 2004 compared to the first quarter of 2003. However this increase was fully offset by lower beverage costs and the favorable effects of a 1.0% menu price increase implemented in 2003. Cost of games and merchandise as a percentage of revenues increased to 4.2% in the first quarter of 2004 from 4.1% in the first quarter of 2003. Store labor expenses as a percentage of store sales decreased to 25.7% in the first quarter of 2004 from 26.0% in the first quarter of 2003 primarily due to the increase in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.5% in the first three months of 2004 from 11.4% in the first three months of 2003. The increase was primarily due to higher bonus expense in the first quarter of 2004 due to strong financial performance. In addition, pre-opening expenses for restaurants opened or under construction were higher in the first quarter of 2004 compared to the first quarter of 2003.

     Depreciation and amortization expenses as a percentage of revenues were 6.5% in the first quarters of both 2004 and 2003.

     Interest expense as a percentage of revenues decreased to 0.2% in the first three months of 2004 from 0.3% in the first three months of 2003.

     Other operating expenses decreased as a percentage of revenues to 15.4% in the first quarter of 2004 from 16.2% in the first quarter of 2003 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.3% in the first quarter of 2004 compared to a rate of 38.8% in the first quarter of 2003 due to a reduction in the Company's effective state tax rate.

     Net Income

     The Company had net income of $31.4 million in the first quarter of 2004 compared to $26.6 million in the first quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 23.4% to $.79 per share in the first quarter of 2004 from $.64 per share in the first quarter of 2003 due to the 18.4% increase in net income discussed above and a 3.8% decrease in the number of weighted average shares outstanding.


     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $73.9 million in the first three months of 2004 from $61.3 million in the comparable period of 2003. Cash outflows from investing activities for the first three months of 2004 were $16.4 million primarily related to capital expenditures. Cash outflows from financing activities for the first three months of 2004 were $53.1 million primarily related to the repayment of borrowings on the Company's line of credit and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.5 million at December 28, 2003 to $32.6 million at March 28, 2004 due primarily to the timing of payments for accrued income taxes payable.

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


Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company's Audit Committee of the Board of Directors (the "Audit Committee) held a telephonic meeting with management on January 31, 2005. Management reached the conclusion, and the Audit Committee concurred, that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company's computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, management determined, and the Audit Committee concurred, that the Company should report on Form 8-K that its historical financial statements should no longer be relied upon. The Audit Committee also concurred with management's action plan to complete an extensive analysis of these matters and quantify the impact of the correction of the lease accounting errors on the Company's financial statements for each of the prior periods affected. Historically, the Company had depreciated its leasehold improvements over a period equal to the lesser of the initial non-cancelable lease term plus periods of expected renewal, or the useful life of the assets. The periods of expected renewal included option periods provided for in the lease and any additional periods that the Company considered reasonably assured of exercising or acquiring. When determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense, the Company used the initial non-cancelable lease term commencing when the obligation to make current rent payments began. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements were netted against the amount recorded for the leasehold improvement.

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

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, which included the matters discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of March 28, 2004 in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


     b)   Reports on Form 8-K

          During the first quarter and through the original filing of this report, we filed or furnished the following reports on Form 8-K:

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


                                            CEC ENTERTAINMENT, INC.



Dated: March 18, 2005        By:  /s/ Richard M. Frank
                                  ---------------------------
                                  Richard M. Frank
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  ---------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  ---------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)