Form 10-Q/A
period 2004-06-27
CEC ENTERTAINMENT INC
filed 2005-03-21
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

     As previously disclosed in a Form 8-k filed on March 2, 2005, following a review of its Company's lease-related accounting policies, CEC Entertainment, Inc. (the "Company") determined that it was appropriate to adjust its prior financial statements (the "Restatement") to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred liability.

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

     Following an extensive analysis of its lease-related policies , the Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies. See Note 2 to the consolidated financial statements.

     This amendment No. 1 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on August 5, 2004, is being filed to reflect restatements of the Company's consolidated balance sheets at June 27, 2004 and the Company's consolidated statements of earnings, changes in stockholders' equity and consolidated cash flows for the three and six months ended June 27, 2004 and June 29, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 26, 2004 which is being filed concurrently with this filing of this Form 10-Q/A and any reports filed with the SEC subsequent to this filing.

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

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets...............................    5
      Condensed Consolidated Statements of Earnings and Comprehensive
        Income............................................................    6
      Condensed Consolidated Statement of Shareholders' Equity............    8
      Condensed Consolidated Statements of Cash Flows ....................    9
      Notes to Condensed Consolidated Financial Statements................   10

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................   16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....   21

   Item 4.  Controls and Procedures.......................................   21

Part II - Other Information:

   Item 1.  Legal Proceedings.............................................   23

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
      of Equity Securities................................................   23

   Item 4.  Submission of Matters to a Vote of Security Holders...........   23

   Item 6.  Exhibits and Reports on Form 8-K..............................   24

Signatures................................................................   25

Certifications............................................................   26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                               CEC ENTERTAINMENT, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Thousands, except share data)
                                                                                       June 27,        December  28,
                                                                                         2004              2003
                                                                                     -------------     -------------
                                                                                     (as restated)
                                                                                      (unaudited)
                                                        ASSETS
Current assets:
   Cash and cash equivalents....................................................       $  11,069         $   8,067
   Accounts receivable..........................................................          12,313            13,103
   Inventories..................................................................          11,326            12,491
   Prepaid expenses.............................................................           8,641             7,608
   Deferred tax asset...........................................................           1,487             1,487
                                                                                       ---------         ---------
      Total current assets......................................................          44,836            42,756
                                                                                       ---------         ---------

Property and equipment, net.....................................................         551,313           538,756
                                                                                       ---------         ---------

Other assets....................................................................           1,415             1,471
                                                                                       ---------         ---------
                                                                                       $ 597,564         $ 582,983
                                                                                       =========         =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt............................................       $     720         $     554
   Accounts payable.............................................................          26,561            30,126
   Accrued liabilities..........................................................          35,891            28,610
                                                                                       ---------         ---------
      Total current liabilities.................................................          63,172            59,290
                                                                                       ---------         ---------

Long-term debt, less current portion............................................          74,120            75,205
                                                                                       ---------         ---------

Deferred rent...................................................................          48,130            42,816
                                                                                       ---------         ---------

Deferred tax liability..........................................................          39,055            32,849
                                                                                       ---------         ---------

Accrued insurance...............................................................           8,500             8,500
                                                                                       ---------         ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 54,997,150
      and 54,481,913 shares issued, respectively ...............................           5,500             5,448
   Capital in excess of par value...............................................         229,910           219,071
   Retained earnings ...........................................................         396,584           350,735
   Accumulated other comprehensive income ......................................             557               695
   Less treasury shares of 17,601,868 and 16,042,418, respectively, at cost.....        (267,964)         (211,626)
                                                                                       ---------         ---------
                                                                                         364,587           364,323
                                                                                       ---------         ---------
                                                                                       $ 597,564         $ 582,983
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

                                   CEC ENTERTAINMENT, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   AND COMPREHENSIVE INCOME
                                         (Unaudited)
                              (Thousands, except per share data)

                                                                   Three Months Ended
                                                             -------------------------------
                                                             June 27, 2004     June 29, 2003
                                                             -------------     -------------
                                                             (as restated)     (as restated)

Food and beverage revenues..............................       $ 108,739         $ 101,233
Games and merchandise revenues..........................          55,826            50,856
Franchise fees and royalties............................             852               793
Interest income ........................................               7                 3
                                                               ---------         ---------
                                                                 165,424           152,885
                                                               ---------         ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies................          21,307            18,245
     Games and merchandise..............................           7,218             6,965
     Labor..............................................          47,688            43,754
                                                               ---------         ---------
                                                                  76,213            68,964
   Selling, general and administrative expenses.........          20,047            19,134
   Depreciation and amortization........................          13,880            12,150
   Interest expense.....................................             485               367
   Other operating expenses.............................          31,436            29,544
                                                               ---------         ---------
                                                                 142,061           130,159
                                                               ---------         ---------

Income before income taxes..............................          23,363            22,726

Income taxes............................................           8,947             8,818
                                                               ---------         ---------

Net income .............................................          14,416            13,908

Other comprehensive income (loss), net of tax:
   Foreign currency translation.........................            (124)              660
                                                               ---------         ---------

Comprehensive income....................................       $  14,292         $  14,568
                                                               =========         =========


Earnings per share:
   Basic:
     Net income ........................................       $     .38         $     .34
                                                               =========         =========
     Weighted average shares outstanding................          37,507            40,485
                                                               =========         =========
   Diluted:
     Net income  .......................................       $     .37         $     .34
                                                               =========         =========
     Weighted average shares outstanding................          38,604            40,983
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

                                   CEC ENTERTAINMENT, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   AND COMPREHENSIVE INCOME
                                         (Unaudited)
                              (Thousands, except per share data)

                                                                     Six Months Ended
                                                             -------------------------------
                                                             June 27, 2004     June 29, 2003
                                                             -------------     -------------
                                                             (as restated)     (as restated)

Food and beverage revenues..............................       $ 245,078         $ 222,077
Games and merchandise revenues..........................         125,567           113,264
Franchise fees and royalties............................           1,713             1,658
Interest income.........................................              14                12
                                                               ---------         ---------
                                                                 372,372           337,011
                                                               ---------         ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies................          45,785            40,215
     Games and merchandise..............................          15,860            14,489
     Labor..............................................         100,927            91,688
                                                               ---------         ---------
                                                                 162,572           146,392
   Selling, general and administrative expenses.........          43,879            40,138
   Depreciation and amortization........................          27,258            24,154
   Interest expense.....................................             968               837
   Other operating expenses.............................          63,387            59,379
                                                               ---------         ---------
                                                                 298,064           270,900
                                                               ---------         ---------

Income before income taxes..............................          74,308            66,111

Income taxes............................................          28,459            25,651
                                                               ---------         ---------

Net income .............................................          45,849            40,460

Other comprehensive income (loss), net of tax:
   Foreign currency translation.........................            (138)              943
                                                               ---------         ---------

Comprehensive income....................................       $  45,711         $  41,403
                                                               =========         =========


Earnings per share:
   Basic:
     Net income ........................................       $    1.21         $     .99
                                                               =========         =========
     Weighted average shares outstanding................          37,910            40,667
                                                               =========         =========
   Diluted:
     Net income  .......................................       $    1.17         $     .98
                                                               =========         =========
     Weighted average shares outstanding................          39,107            41,036
                                                               =========         =========


                  See notes to condensed consolidated financial statements.


                                  CEC ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        (Unaudited)
                                        (Thousands)


                                                                     Amounts       Shares
                                                                    ---------     -------

Common stock and capital in excess of par value:
   Balance, beginning of year..................................     $ 224,519      54,482
   Stock options exercised.....................................         8,677         503
   Net tax benefit from exercise of options....................         1,844
   Stock issued under 401(k) plan..............................           397          13
   Payment for fractional shares...............................           (27)
                                                                    ---------     -------
   Balance, June 27, 2004......................................       235,410      54,998
                                                                    ---------     =======

Retained earnings:
   Balance, beginning of year (as restated)....................       350,735
   Net income..................................................        45,849
                                                                    ---------
   Balance, June 27, 2004 (as restated)........................       396,584
                                                                    ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year..................................           695
   Foreign currency translation................................          (138)
                                                                    ---------
   Balance, June 27, 2004......................................           557
                                                                    ---------

Treasury shares:
   Balance, beginning of year..................................      (211,626)     16,042
   Treasury stock acquired.....................................       (56,338)      1,560
                                                                    ---------     -------
   Balance, June 27, 2004......................................      (267,964)     17,602
                                                                    ---------     =======

Total shareholders' equity.....................................     $ 364,587
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

                                              CEC ENTERTAINMENT, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                    (Thousands)

                                                                                         Six Months Ended
                                                                                  -------------------------------
                                                                                  June 27, 2004     June 29, 2003
                                                                                  -------------     -------------
                                                                                  (as restated)     (as restated)
Operating activities:
   Net income ...............................................................        $ 45,849          $ 40,460
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization.............................................          27,258            24,154
   Deferred income tax expense...............................................           6,206             4,980
   Tax benefit from exercise of stock options................................           1,844               132
   Other ....................................................................           5,963             4,973
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................           4,638            14,383
                                                                                     --------          --------
      Cash provided by operations............................................          91,758            89,082
                                                                                     --------          --------

Investing activities:
   Purchases of property and equipment.......................................         (39,787)          (44,893)
   Increase in other assets..................................................             (87)             (338)
                                                                                     --------          --------
      Cash used in investing activities......................................         (39,874)          (45,231)
                                                                                     --------          --------

Financing activities:
   Payments on debt and line of credit.......................................          (1,705)          (30,957)
   Exercise of stock options ................................................           8,677               645
   Redeemable preferred stock dividends......................................                              (113)
   Purchase of treasury stock ...............................................         (56,338)          (16,807)
   Other ....................................................................             484               544
                                                                                     --------          --------
      Cash used in financing activities......................................         (48,882)          (46,688)
                                                                                     --------          --------

Increase (decrease) in cash and cash equivalents ............................           3,002            (2,837)
Cash and cash equivalents, beginning of period...............................           8,067            12,214
                                                                                     --------          --------
Cash and cash equivalents, end of period.....................................        $ 11,069          $  9,377
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


2.   Restatement of Financial Statements:

     Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended June 27, 2004, and following a review of its lease-related accounting policies, the Company's management has determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

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

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

     The following is a summary of the impact of the Restatement on the consolidated balance sheets at December 28, 2003 and June 27, 2004, the consolidated statements of earnings for the three month and six month periods ended June 27, 2004 and June 29, 2003, and the consolidated statements of cash flows for the six month periods ended June 27, 2004 and June 29, 2003.

                                                                      June 27, 2004
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Balance Sheet:
   Property and equipment, net....................       $ 546,410        $  4,903       $ 551,313
   Total assets...................................         592,661           4,903         597,564
   Current portion of long-term debt..............             168             552             720
   Long-term debt, less current portion...........          63,100          11,020          74,120
   Deferred rent..................................           5,798          42,332          48,130
   Deferred tax liability.........................          58,054         (18,999)         39,055
   Retained earnings..............................         426,586         (30,002)        396,584
   Total shareholders' equity.....................         394,589         (30,002)        364,587


                                                             Three Months ended June 27, 2004
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  12,730        $  1,150       $  13,880
   Interest expense...............................             287             198             485
   Other operating expense........................          31,303             133          31,436
   Total costs and expenses.......................         140,580           1,481         142,061
   Income before income taxes.....................          24,844          (1,481)         23,363
   Income taxes...................................           9,514            (567)          8,947
   Net income.....................................          15,330            (914)         14,416
   Basic earnings per share.......................             .41            (.03)            .38
   Diluted earnings per share.....................             .40            (.03)            .37

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

                                                                 Three Months ended June 29, 2003
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  11,052        $  1,098       $  12,150
   Interest expense...............................             181             186             367
   Other operating expense........................          29,434             110          29,544
   Total costs and expenses.......................         128,765           1,394         130,159
   Income before income taxes.....................          24,120          (1,394)         22,726
   Income taxes...................................           9,359            (541)          8,818
   Net income.....................................          14,761            (853)         13,908
   Basic earnings per share.......................             .36            (.02)            .34
   Diluted earnings per share.....................             .36            (.02)            .34


                                                              Six Months ended June 27, 2004
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
   Depreciation and amortization..................       $  24,959        $  2,299       $  27,258
   Interest expense...............................             574             394             968
   Other operating expense........................          63,120             267          63,387
   Total costs and expenses.......................         295,104           2,960         298,064
   Income before income taxes.....................          77,268          (2,960)         74,308
   Income taxes...................................          29,593          (1,134)         28,459
   Net income.....................................          47,675          (1,826)         45,849
   Basic earnings per share.......................            1.26            (.05)           1.21
   Diluted earnings per share.....................            1.22            (.05)           1.17


Consolidated Statement of Cash Flows:
   Cash provided by operations....................       $  87,750        $  4,008       $  91,758
   Cash used in investing activities..............         (36,090)         (3,784)        (39,874)
   Cash used in financing activities..............         (48,658)           (224)        (48,882)

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Restatement of Financial Statements (continued):

                                                           Six Months ended June 29, 2003
                                                       --------------------------------------------
                                                       As Previously
                                                         Reported        Adjustment     As Restated
                                                       -------------     ----------     -----------

Consolidated Statement of Earnings:
    Depreciation and amortization..................      $  21,957        $  2,197       $  24,154
    Interest expense...............................            464             373             837
    Other operating expense........................         59,158             221          59,379
    Total costs and expenses.......................        268,109           2,791         270,900
    Income before income taxes.....................         68,902          (2,791)         66,111
    Income taxes...................................         26,734          (1,083)         25,651
    Net income.....................................         42,168          (1,708)         40,460
    Basic earnings per share.......................           1.03            (.04)            .99
   Diluted earnings per share......................           1.02            (.04)            .98

Consolidated Statement of Cash Flows:
    Cash provided by operations....................      $  86,137        $  2,945       $  89,082
    Cash used in investing activities..............        (42,474)         (2,757)        (45,231)
    Cash used in financing activities..............        (46,500)           (188)        (46,688)


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                                                                 Three Months Ended               Six Months Ended
                                                            -----------------------------   -----------------------------
                                                              June 27,        June 29,        June 27,        June 29,
                                                                2004            2003            2004            2003
                                                            -------------   -------------   -------------   -------------
                                                            (as restated)   (as restated)   (as restated)   (as restated)
Net income ............................................        $ 14,416        $ 13,908        $ 45,849        $ 40,460
Accretion of redeemable preferred stock................                             (22)                            (48)
Redeemable preferred stock dividends...................                             (55)                           (113)
                                                               --------        --------        --------        --------
Adjusted income applicable to common shares............        $ 14,416        $ 13,831        $ 45,849        $ 40,299
                                                               ========        ========        ========        ========

Basic:
   Weighted average common shares outstanding..........          37,507          40,485          37,910          40,667
                                                               ========        ========        ========        ========
   Earnings per common share (as restated).............        $    .38        $    .34        $   1.21        $    .99
                                                               ========        ========        ========        ========

Diluted:
   Weighted average common shares outstanding..........          37,507          40,485          37,910          40,667
   Potential common shares for stock options...........           1,097             498           1,197             369
                                                               --------        --------        --------        --------
   Weighted average shares outstanding.................          38,604          40,983          39,107          41,036
                                                               ========        ========        ========        ========
   Earnings per common and potential
      common share (as restated).......................        $    .37        $    .34        $   1.17        $    .98
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

                                                                    Three Months Ended         Six Months Ended
                                                            -----------------------------   ----------------------------
                                                              June 27,        June 29,        June 27,        June 29,
                                                                2004            2003            2004            2003
                                                            -------------   -------------   -------------   -------------
                                                            (as restated)   (as restated)   (as restated)   (as restated)
Net income, as reported ...............................       $ 14,416        $ 13,908        $ 45,849        $ 40,460
Fair value based compensation expense, net of taxes....         (1,451)         (1,629)         (2,886)         (3,253)
                                                              --------        --------        --------        --------
Pro-forma net income...................................         12,965          12,279          42,963          37,207
Accretion and dividends of redeemable
  preferred stock, as reported........................                             (76)                           (161)
                                                              --------        --------        --------        --------
Pro-forma net income applicable to common shares.......       $ 12,965        $ 12,203        $ 42,963        $ 37,046
                                                              ========        ========        ========        ========

Earnings per Share:
Basic:
   As reported.........................................       $    .38        $    .34        $   1.21        $    .99
   Pro forma...........................................       $    .35        $    .30        $   1.13        $    .91

Diluted:
   As reported.........................................       $    .37        $    .34        $   1.17        $    .98
   Pro forma...........................................       $    .34        $    .30        $   1.10        $    .90



5.   Stock split:

     All share and per share information have been retroactively adjusted for the effects of a three for two stock split in the form of a special stock dividend effected and distributed on March 15, 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Restatement

     Following a review of its lease-related accounting policies, the Company determined that it was appropriate to adjust its prior financial statements to correct certain error contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

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

     The Company has now determined to use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense will commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated finanacial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

     The effects of the restatement adjustments are discussed in Note 2 in the notes to the condensed consolidated financial statements. The following has been updated to give effect to the Restatement.

Results of Operations


     A summary of the results of operations of the Company as a percentage of revenues is shown below.

                                                      Three Months Ended                   Six Months Ended
                                                -------------------------------     ------------------------------
                                                Jun. 27, 2004     Jun. 29, 2003     Jun. 27, 2004     Jun. 29,2003
                                                -------------     -------------     -------------     ------------
Revenues....................................        100.0%            100.0%            100.0%            100.0%
                                                    -----             -----             -----             -----
Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies....         12.9              11.9              12.3              12.0
     Games and merchandise..................          4.4               4.6               4.3               4.3
     Labor..................................         28.8              28.6              27.1              27.2
                                                    -----             -----             -----             -----
                                                     46.1              45.1              43.7              43.5
   Selling, general and administrative......         12.1              12.5              11.8              11.9
   Depreciation and amortization............          8.4               7.9               7.3               7.2
   Interest expense.........................           .3                .2                .3                .2
   Other operating expenses.................         19.1              19.3              17.0              17.5
                                                    -----             -----             -----             -----
                                                     86.0              85.0              80.1              80.3
                                                    -----             -----             -----             -----
Income before income taxes..................         14.0              15.0              19.9              19.7
Income tax expense .........................          5.4               5.8               7.7               7.6
                                                    -----             -----             -----             -----
Net income .................................          8.6%              9.2%             12.2%             12.1%
                                                    =====             =====             =====             =====

Number of Company-owned stores:
   Beginning of period......................          420               388               418               384
   New......................................           10                 4                12                 8
   Closed...................................                             (1)                                 (1)
                                                    -----             -----             -----             -----
   End of period............................          430               391               430               391
                                                    =====             =====             =====             =====

Number of franchise stores:
   Beginning of period......................           48                50                48                50
   New......................................            1                 1                 1                 1
                                                    -----             -----             -----             -----
   End of period............................           49                51                49                51
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

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 86.0% in the second quarter of 2004 from 85.0% in the second quarter of 2003.

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

     Selling, general and administrative expenses as a percentage of revenues decreased to 12.1% in the second quarter of 2004 from 12.5% in the second quarter of 2003 due primarily to a decrease in advertising expense as a percentage of revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 8.4% in the second quarter of 2004 from 7.9% in the second quarter of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues increased to 0.3% in the second quarter of 2004 from 0.2% in the second quarter of 2003 due to an increase in outstanding debt.

     Other operating expenses decreased as a percentage of revenues to 19.1% in the second quarter of 2004 from 19.3% in the second quarter of 2003 primarily due to a decrease in insurance expense and asset write-offs.

     The Company's effective income tax rate was 38.3% in the second quarter of 2004 compared to 38.8% in the second quarter of 2003 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $14.4 million in the second quarter of 2004 compared to $13.9 million in the second quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 8.8% to $.37 per share in the second quarter of 2004 from $.34 in the second quarter of 2003 due to the 3.7% increase in net income discussed above and a 5.8% decrease in the number of weighted average shares outstanding.


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

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 80.1% in the first six months of 2004 from 80.3% in the first six months of 2003.

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

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% in the first six months of 2004 from 11.9% in the first six months of 2003 primarily due to a decrease in advertising expense as a percentage of revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 7.3% in the first six months of 2004 from 7.2% in the first six months of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues was 0.3% in the first six months of 2004 compared to 0.2% in the first six months of 2003 primarily due to an increase in outstanding debt.

     Other operating expenses decreased as a percentage of revenues to 17.0% in the first six months of 2004 from 17.5% in the first six months of 2003 primarily due to the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

     The Company's effective income tax rate was 38.3% in the first six months of 2004 compared to 38.8% in the first six months of 2003 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $45.8 million in the first six months of 2004 compared to $40.5 million in the first six months of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 19.4% to $1.17 per share in the first six months of 2004 compared to $.98 per share in the first six months of 2003 due to the 13.3% increase in net income discussed above and a 4.7% decrease in the number of weighted average shares outstanding.



Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $91.8 million in the first six months of 2004 from $89.1 million in the comparable period of 2003. Cash outflows from investing activities for the first six months of 2004 were $39.9 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first six months of 2004 were $48.9 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.5 million at December 28, 2003 to $18.3 million at June 27, 2004 due primarily to the timing of payments for various accrued expenses.

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

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, which included the matters discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of June 27, 2004 in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The following table presents information related to repurchases of common stock the Company made during the second quarter of 2004:

                                                                                          Maximum Dollar
                                                                     Total Number         Amount that May
                           Total Number of      Average Price      Shares Purchased      Yet be Purchased
    Fiscal Period          Shares Purchased     Paid per Share     Under the Program     Under the Program

Mar.29 - Apr. 25, 2004          669,700             $ 34.73             669,700            $ 24,916,806
Apr. 26 - May 23, 2004           91,900               35.33              91,900            $ 21,669,805
May 24 - June 27, 2004                0                                       0            $ 21,669,805
                               --------                                --------
Total                           761,600             $ 34.80             761,600
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

b)   Reports on Form 8-K

     During the second quarter and through the original filing of this report, we filed or furnished the following reports on Form 8-K:

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


                             CEC ENTERTAINMENT, INC.


Dated: March 18, 2005        By:  /s/ Richard M. Frank
                                  ------------------------------
                                  Richard M. Frank
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  ------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  ------------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)