Form 10-Q/A
period 2004-09-26
CEC ENTERTAINMENT INC
filed 2005-03-21
CIK 813920

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

     This amendment No. 1 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on November 4, 2004, is being filed to reflect restatements of the Company's consolidated balance sheet at September 26, 2004 and the Company's consolidated statements of earnings, changes in stockholders' equity and consolidated cash flows for the nine months ended September 26, 2004 and September 28, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

     For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4, of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed any reports filed with the SEC subsequent to this filing.

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

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets...............................   5
      Condensed Consolidated Statements of Earnings and Comprehensive
        Income............................................................   6
      Condensed Consolidated Statement of Shareholders' Equity............   8
      Condensed Consolidated Statements of Cash Flows ....................   9
      Notes to Condensed Consolidated Financial Statements................  10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................  16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....  21

   Item 4.  Controls and Procedures.......................................  21

Part II - Other Information:

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
     of Equity Securities.................................................  24

   Item 6.  Exhibits and Reports on Form 8-K..............................  24

Signatures................................................................  25

Exhibits..................................................................  26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                               CEC ENTERTAINMENT, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Thousands, except share data)
                                                                                       Sept. 26,       December  28,
                                                                                         2004              2003
                                                                                     -------------     -------------
                                                                                     (as restated)
                                                                                      (unaudited)
                                                        ASSETS
Current assets:
   Cash and cash equivalents....................................................       $  13,311         $   8,067
   Accounts receivable..........................................................          10,398            13,103
   Inventories..................................................................          11,611            12,491
   Prepaid expenses.............................................................           7,763             7,608
   Deferred tax asset...........................................................           1,487             1,487
                                                                                       ---------         ---------
      Total current assets......................................................          44,570            42,756
                                                                                       ---------         ---------

Property and equipment, net.....................................................         555,258           538,756
                                                                                       ---------         ---------

Other assets....................................................................           1,319             1,471
                                                                                       ---------         ---------
                                                                                       $ 601,147         $ 582,983
                                                                                       =========         =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt............................................       $     742         $     554
   Accounts payable.............................................................          22,701            30,126
   Accrued liabilities..........................................................          41,336            28,610
                                                                                       ---------         ---------
      Total current liabilities.................................................          64,779            59,290
                                                                                       ---------         ---------

Long-term debt, less current portion............................................          92,942            75,205
                                                                                       ---------         ---------

Deferred rent...................................................................          50,793            42,816
                                                                                       ---------         ---------

Deferred tax liability..........................................................          41,881            32,849
                                                                                       ---------         ---------

Accrued insurance...............................................................           8,518             8,500
                                                                                       ---------         ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 55,168,260
      and 54,481,913 shares issued, respectively ...............................           5,517              5,448
   Capital in excess of par value...............................................         233,582           219,071
   Retained earnings ...........................................................         417,698           350,735
   Accumulated other comprehensive income ......................................             982               695
   Less treasury shares of 18,959,168 and 16,042,418, respectively, at cost.....        (315,545)         (211,626)
                                                                                       ---------         ---------
                                                                                         342,234           364,323
                                                                                       ---------         ---------
                                                                                       $ 601,147         $ 582,983
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

                                     CEC ENTERTAINMENT, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     AND COMPREHENSIVE INCOME
                                           (Unaudited)
                                (Thousands, except per share data)

                                                                       Three Months Ended
                                                                --------------------------------
                                                                Sept. 26, 2004    Sept. 28, 2003
                                                                --------------    --------------
                                                                (as restated)     (as restated)

Food and beverage revenues.................................       $ 120,416         $ 112,286
Games and merchandise revenues.............................          62,394            56,886
Franchise fees and royalties...............................             807               962
Interest income ...........................................               5                 4
                                                                  ---------         ---------
                                                                    183,622           170,138
                                                                  ---------         ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies...................          22,152            21,222
     Games and merchandise.................................           7,922             7,483
     Labor.................................................          49,928            46,322
                                                                  ---------         ---------
                                                                     80,002            75,027
   Selling, general and administrative expenses............          21,410            24,726
   Depreciation and amortization...........................          14,220            12,479
   Interest expense........................................             599               689
   Other operating expenses................................          33,169            31,095
                                                                  ---------         ---------
                                                                    149,400           144,016
                                                                  ---------         ---------

Income before income taxes.................................          34,222            26,122

Income taxes...............................................          13,108            10,135
                                                                  ---------         ---------

Net income ................................................          21,114            15,987

Other comprehensive income (loss), net of tax:
   Foreign currency translation............................             425              (275)
                                                                  ---------         ---------

Comprehensive income.......................................       $  21,539         $  15,712
                                                                  =========         =========


Earnings per share:
   Basic:
     Net income ...........................................       $     .57         $     .41
                                                                  =========         =========
     Weighted average shares outstanding...................          36,834            38,831
                                                                  =========         =========
   Diluted:
     Net income  ..........................................       $     .56         $     .40
                                                                  =========         =========
     Weighted average shares outstanding...................          37,970            39,749
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

                                     CEC ENTERTAINMENT, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     AND COMPREHENSIVE INCOME
                                           (Unaudited)
                                (Thousands, except per share data)

                                                                       Nine Months Ended
                                                                --------------------------------
                                                                Sept. 26, 2004    Sept. 28, 2003
                                                                --------------    --------------
                                                                (as restated)     (as restated)

Food and beverage revenues.................................       $ 365,494         $ 334,363
Games and merchandise revenues.............................         187,961           170,150
Franchise fees and royalties...............................           2,520             2,620
Interest income............................................              19                16
                                                                  ---------         ---------
                                                                    555,994           507,149
                                                                  ---------         ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies...................          67,937            61,437
     Games and merchandise.................................          23,782            21,972
     Labor.................................................         150,855           138,010
                                                                  ---------         ---------
                                                                    242,574           221,419
   Selling, general and administrative expenses............          65,289            64,864
   Depreciation and amortization...........................          41,478            36,633
   Interest expense........................................           1,567             1,526
   Other operating expenses................................          96,556            90,474
                                                                  ---------         ---------
                                                                    447,464           414,916
                                                                  ---------         ---------

Income before income taxes.................................         108,530            92,233

Income taxes...............................................          41,567            35,786
                                                                  ---------         ---------

Net income ................................................          66,963            56,447

Other comprehensive income, net of tax:
   Foreign currency translation............................             287               668
                                                                  ---------         ---------

Comprehensive income.......................................       $  67,250         $  57,115
                                                                  =========         =========


Earnings per share:
   Basic:
     Net income ...........................................       $    1.78         $    1.41
                                                                  =========         =========
     Weighted average shares outstanding...................          37,551            40,061
                                                                  =========         =========
   Diluted:
     Net income  ..........................................       $    1.73         $    1.39
                                                                  =========         =========
     Weighted average shares outstanding...................          38,726            40,584
                                                                  =========         =========


                    See notes to condensed consolidated financial statements.

                                  CEC ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        (Unaudited)
                                        (Thousands)


                                                                     Amounts       Shares
                                                                    ---------     -------

Common stock and capital in excess of par value:
   Balance, beginning of year..................................     $ 224,519      54,482
   Stock options exercised.....................................        11,920         674
   Net tax benefit from exercise of options....................         2,290
   Stock issued under 401(k) plan..............................           397          13
   Payment for fractional shares...............................           (27)         (1)
                                                                    ---------     -------
   Balance, September 26, 2004.................................       239,099      55,168
                                                                    ---------     =======

Retained earnings:
   Balance, beginning of year (as restated)....................       350,735
   Net income..................................................        66,963
                                                                    ---------
   Balance, September 26, 2004 (as restated)...................       417,698
                                                                    ---------

Accumulated other comprehensive income:
   Balance, beginning of year..................................           695
   Foreign currency translation................................           287
                                                                    ---------
   Balance, September 26, 2004.................................           982
                                                                    ---------

Treasury shares:
   Balance, beginning of year..................................      (211,626)     16,042
   Treasury stock acquired.....................................      (103,919)      2,917
                                                                    ---------      ------
   Balance, September 26, 2004.................................      (315,545)     18,959
                                                                    ---------      ======

Total shareholders' equity.....................................     $ 342,234
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

                                               CEC ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)


                                                                                          Nine Months Ended
                                                                                  ---------------------------------
                                                                                  Sept. 26, 2004     Sept. 28, 2003
                                                                                  --------------     --------------
                                                                                  (as restated)      (as restated)

Operating activities:
   Net income ...............................................................        $ 66,963           $ 56,447
   Adjustments to reconcile net income to cash
     provided by operations:
   Depreciation and amortization.............................................          41,478             36,633
   Deferred income tax expense...............................................           9,032              6,861
   Tax benefit from exercise of stock options................................           2,290                344
   Other ...................................................................            8,924              7,339
   Net change in receivables, inventories, prepaids, payables and
     accrued liabilities.....................................................           8,731             21,978
                                                                                     --------           --------
      Cash provided by operations............................................         137,418            129,602
                                                                                     --------           --------

Investing activities:
   Purchases of property and equipment.......................................         (58,545)           (64,337)
   Disposition of property and equipment.....................................             791
   Increase in other assets..................................................             (21)              (753)
                                                                                     --------           --------
      Cash used in investing activities......................................         (57,775)           (65,090)
                                                                                     --------           --------

Financing activities:
   Proceeds from debt and line of credit.....................................          17,139              4,313
   Exercise of stock options ................................................          11,920              2,435
   Redeemable preferred stock dividends......................................                               (113)
   Purchase of treasury stock ...............................................        (103,919)           (71,634)
   Deposit for redeemable preferred stock redemption.........................                             (2,795)
   Other ....................................................................             461                368
                                                                                     --------           --------
      Cash used in financing activities......................................         (74,399)           (67,426)
                                                                                     --------           --------

Increase (decrease) in cash and cash equivalents ............................           5,244             (2,914)
Cash and cash equivalents, beginning of period...............................           8,067             12,214
                                                                                     --------           --------
Cash and cash equivalents, end of period.....................................        $ 13,311           $  9,300
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


2.   Restatement of Financial Statements:

     Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended September 26, 2004, and following a review of its lease-related accounting policies, the Company's management has determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability.

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

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

     The following is a summary of the impact of the Restatement on the consolidated balance sheets at December 28, 2003 and September 26, 2004, the consolidated statements of earnings for the three month and nine month periods ended September 26, 2004 and September 28, 2003, and the consolidated statements of cash flows for the nine month periods ended September 26, 2004 and September 28, 2003.

                                                                    September 26, 2004
                                                        -------------------------------------------
                                                        As Previously
                                                          Reported        Adjustment      Restated
                                                        -------------     ----------      ---------

Consolidated Balance Sheet:
    Property and equipment, net....................       $ 549,613        $  5,645       $ 555,258
    Total assets...................................         595,502           5,645         601,147
    Current portion of long-term debt..............             190             552             742
    Long-term debt, less current portion...........          82,035          10,907          92,942
    Deferred rent..................................           6,125          44,668          50,793
    Deferred tax liability.........................          61,447         (19,566)         41,881
    Retained earnings..............................         448,614         (30,916)        417,698
    Total shareholders' equity.....................         373,150         (30,916)        342,234


                                                           Three Months ended September 26, 2004
                                                        -------------------------------------------
                                                        As Previously
                                                          Reported        Adjustment      Restated
                                                        -------------     ----------      ---------

Consolidated Statement of Earnings:
    Depreciation and amortization..................       $  13,070        $  1,150       $  14,220
    Interest expense...............................             401             198             599
    Other operating expense........................          33,036             133          33,169
    Total costs and expenses.......................         147,919           1,481         149,400
    Income before income taxes.....................          35,703          (1,481)         34,222
    Income taxes...................................          13,675            (567)         13,108
    Net income.....................................          22,028            (914)         21,114
    Basic earnings per share.......................             .60            (.03)            .57
    Diluted earnings per share.....................             .58            (.02)            .56

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):


                                                           Three Months ended September 28, 2003
                                                        -------------------------------------------
                                                        As Previously
                                                          Reported        Adjustment      Restated
                                                        -------------     ----------      ---------

Consolidated Statement of Earnings:
    Depreciation and amortization..................       $  11,381        $  1,098       $  12,479
    Interest expense...............................             503             186             689
    Other operating expense........................          30,985             110          31,095
    Total costs and expenses.......................         142,622           1,394         144,016
    Income before income taxes.....................          27,516          (1,394)         26,122
    Income taxes...................................          10,676            (541)         10,135
    Net income.....................................          16,840            (853)         15,987
    Basic earnings per share.......................             .43            (.02)            .41
    Diluted earnings per share.....................             .42            (.02)            .40


                                                           Nine Months ended September 26, 2004
                                                        -------------------------------------------
                                                        As Previously
                                                          Reported        Adjustment      Restated
                                                        -------------     ----------      ---------

Consolidated Statement of Earnings:
    Depreciation and amortization..................       $  38,029        $  3,449       $  41,478
    Interest expense...............................             975             592           1,567
    Other operating expense........................          96,156             400          96,556
    Total costs and expenses.......................         443,023           4,441         447,464
    Income before income taxes.....................         112,971          (4,441)        108,530
    Income taxes...................................          43,268          (1,701)         41,567
    Net income.....................................          69,703          (2,740)         66,963
    Basic earnings per share.......................            1.86            (.08)           1.78
   Diluted earnings per share......................            1.80            (.07)           1.73

Consolidated Statement of Cash Flows:
    Cash provided by operations....................       $ 131,406        $  6,012       $ 137,418
    Cash used in investing activities..............         (52,100)         (5,675)        (57,775)
    Cash used in financing activities..............         (74,062)           (337)        (74,399)

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Restatement of Financial Statements (continued):

                                                           Nine Months ended September 28, 2003
                                                        -------------------------------------------
                                                        As Previously
                                                          Reported        Adjustment      Restated
                                                        -------------     ----------      ---------

Consolidated Statement of Earnings:
    Depreciation and amortization..................       $  33,338        $  3,295       $  36,633
    Interest expense...............................             967             559           1,526
    Other operating expense........................          90,143             331          90,474
    Total costs and expenses.......................         410,731           4,185         414,916
    Income before income taxes.....................          96,418          (4,185)         92,233
    Income taxes...................................          37,410          (1,624)         35,786
    Net income.....................................          59,008          (2,561)         56,447
    Basic earnings per share.......................            1.47            (.06)           1.41
   Diluted earnings per share......................            1.45            (.06)           1.39

Consolidated Statement of Cash Flows:
    Cash provided by operations....................       $ 125,185        $  4,417       $ 129,602
    Cash used in investing activities..............         (60,955)         (4,135)        (65,090)
    Cash used in financing activities..............         (67,144)           (282)        (67,426)

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

                                                             Three Months Ended         Nine Months Ended
                                                            ---------------------     ---------------------
                                                            Sept 26,     Sept 28,     Sept 26,     Sept 28,
                                                              2004         2003         2004         2003
                                                            --------     --------     --------     --------
Net income ............................................     $ 21,114     $ 15,987     $ 66,963     $ 56,447
Accretion of redeemable preferred stock................                                                 (49)
Redeemable preferred stock dividends...................                                                (113)
                                                            --------     --------     --------     --------
Adjusted income applicable to common shares............     $ 21,114     $ 15,987     $ 66,963     $ 56,285
                                                            ========     ========     ========     ========

Basic:
   Weighted average common shares outstanding..........       36,834       38,831       37,551       40,061
                                                            ========     ========     ========     ========
   Earnings per common share...........................     $    .57     $    .41     $   1.78     $   1.41
                                                            ========     ========     ========     ========

Diluted:
   Weighted average common shares outstanding..........       36,834       38,831       37,551       40,061
   Potential common shares for stock options...........        1,136          918        1,175          523
                                                            --------     --------     --------     --------
   Weighted average shares outstanding.................       37,970       39,749       38,726       40,584
                                                            ========     ========     ========     ========
   Earnings per common and potential
     common share......................................     $    .56     $    .40     $   1.73     $   1.39
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

                                                              Three Months Ended           Nine Months Ended
                                                            -----------------------     -----------------------
                                                            Sept. 26,     Sept. 28,     Sept. 26,     Sept. 28,
                                                               2004          2003          2004          2003
                                                            ---------     ---------     ---------     ---------
Net income,as reported ................................      $ 21,114      $ 15,987      $ 66,963      $ 56,447
Fair value based compensation expense, net of taxes....        (1,444)       (1,626)       (4,330)       (4,879)
                                                             --------      --------      --------      --------
Pro-forma net income...................................        19,670        14,361        62,633        51,568
Accretion and dividends of redeemable
  preferred stock, as reported........................                                                     (162)
                                                             --------      --------      --------      --------
Pro-forma adjusted income applicable to common
  shares...............................................      $ 19,670      $ 14,361      $ 62,633      $ 51,406
                                                             ========      ========      ========      ========

Earnings per Share:
Basic:
   As reported.........................................      $    .57      $    .41      $   1.78      $   1.41
   Pro forma...........................................      $    .53      $    .37      $   1.67      $   1.28

Diluted:
   As reported.........................................      $    .56      $    .40      $   1.73      $   1.39
   Pro forma...........................................      $    .52      $    .36      $   1.62      $   1.27



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

Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues is shown below.

                                                      Three Months Ended                 Nine Months Ended
                                               -------------------------------   -------------------------------
                                               Sept. 26, 2004   Sept. 28, 2003   Sept. 26, 2004   Sept. 28, 2003
                                               --------------   --------------   --------------   --------------
Revenues....................................        100.0%           100.0%           100.0%           100.0%
                                                    -----            -----            -----            -----
Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies....         12.1             12.5             12.2             12.1
     Games and merchandise..................          4.3              4.4              4.3              4.3
     Labor..................................         27.2             27.2             27.1             27.2
                                                    -----            -----            -----            -----
                                                     43.6             44.1             43.6             43.6
   Selling, general and administrative......         11.7             14.5             12.0             13.0
   Depreciation and amortization............          7.7              7.3              7.5              7.2
   Interest expense.........................           .3               .4               .3               .3
   Other operating expenses.................         18.1             18.3             17.1             17.7
                                                    -----            -----            -----            -----
                                                     81.4             84.6             80.5             81.8
                                                    -----            -----            -----            -----
Income before income taxes..................         18.6             15.4             19.5             18.2
Income taxes ...............................          7.1              6.0              7.5              7.1
                                                    -----            -----            -----            -----
Net income .................................         11.5%             9.4%            12.0%            11.1%
                                                    =====            =====            =====            =====

Number of Company-owned stores:
   Beginning of period......................          430              391              418              384
   New......................................            8               10               20               18
   Company purchased franchise stores.......            2                                 2
   Closed...................................                                                              (1)
                                                    -----            -----            -----            -----
   End of period............................          440              401              440              401
                                                    =====            =====            =====            =====

Number of franchise stores:
   Beginning of period......................           49               51               48               50
   New......................                                                              1                1
   Company purchased franchise store                   (2)                               (2)
                                                    -----            -----            -----            -----
   End of period............................           47               51               47               51
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

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.4% in the third quarter of 2004 from 84.6% in the third quarter of 2003.

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

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.7% in the third quarter of 2004 from 14.5% in the third quarter of 2003. This decrease was primarily due to a $4.25 million legal settlement charge recorded in the third quarter of 2003 and an increase in total revenues.

     Depreciation and amortization expense as a percentage of revenues increased to 7.7% in the third quarter of 2004 from 7.3% in the third quarter of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues decreased to 0.3% in the third quarter of 2004 from 0.4% in the third quarter of 2003 due to higher interest expense in the third quarter of 2003 related to the Company's commitment to reacquire its outstanding preferred stock.

     Other operating expenses decreased as a percentage of revenues to 18.1% in the third quarter of 2004 from 18.3% in the third quarter of 2003 primarily due to a decrease in insurance expense as a percentage of revenues.

     The Company's effective income tax rate was 38.3% in the third quarter of 2004 compared to 38.8% in the third quarter of 2003 due to lower estimated state tax rates.

     Net Income

     The Company's net income increased 32.1% to $21.1 million in the third quarter of 2004 compared to $16.0 million in the third quarter of 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 40.0% to $.56 per share in the third quarter of 2004 from $.40 in the third quarter of 2003 due to the 32.1% increase in net income discussed above and a 4.5% decrease in the number of weighted average shares outstanding.


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

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 80.5% in the first nine months of 2004 from 81.8% in the first nine months of 2003.

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

     Depreciation and amortization expense as a percentage of revenues increased to 7.5% in the first nine months of 2004 from 7.2% in the first nine months of 2003 primarily due to capital invested in new stores and remodels.

     Interest expense as a percentage of revenues remained constant at 0.3% in the first nine months of 2004 and the first nine months of 2003.

     Other operating expenses decreased as a percentage of revenues to 17.1% in the first nine months of 2004 from 17.7% in the first nine months of 2003 primarily due to the increase in comparable store sales and a decrease in insurance expense as a percentage of revenues.

     The Company's effective income tax rate was 38.3% in the first nine months of 2004 compared to 38.8% in the first nine months of 2003 due to lower estimated state tax rates.

     Net Income

     The Company's net income increased 18.6% to $67.0 million in the first nine months of 2004 from $56.4 million in the first nine months of 2003 primarily due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 24.5% to $1.73 per share in the first nine months of 2004 compared to $1.39 per share in the first nine months of 2003 due to the 18.6% increase in net income discussed above and a 4.6% decrease in the number of weighted average shares outstanding.



Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $137.4 million in the first nine months of 2004 from $129.6 million in the comparable period of 2003. Cash outflows from investing activities for the first nine months of 2004 were $57.8 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first nine months of 2004 were $74.4 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.5 million at December 28, 2003 to $20.2 million at September 26, 2004 due primarily to the timing of payments for various accrued expenses and an increase in the number of restaurants.

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

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, which included the matters discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of September 26, 2004 in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.


     The following table presents information related to repurchases of common stock the Company made during the third quarter of 2004:

                                                                         Cumulative          Maximum Dollar
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

     b) Reports on Form 8-K

     During the third quarter and through the original filing of this report, we filed or furnished the following reports on Form 8-K:

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


                                  CEC ENTERTAINMENT, INC.



Dated: March 18, 2005             By:  /s/ Richard M. Frank
                                  ---------------------------------
                                  Richard M. Frank
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  ---------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  ---------------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)