Form 10-K
period 2005-01-02
CEC ENTERTAINMENT INC
filed 2005-03-21
CIK 813920

FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2005.

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


                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No |_|

     At March 7, 2005, an aggregate of 36,398,870 shares of the registrant's common stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

     At June 30, 2004, the aggregate market value of our common stock held by non-affiliates of the registrant was $1,092,110,507.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 2005 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                   P A R T   I

Item 1. Business

General

     CEC Entertainment, Inc. (the "Company") was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062. The Company maintains a website at www.chuckecheese.com. Documents available on our website include the Company's (i) Code of Business Conduct and Ethics, (ii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers (iii) Corporate Governance Guidelines, and (iv) charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board. These documents are also available in print to any stockholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the Securities and Exchange Commission.

     The Company operated, as of January 2, 2005, 449 Chuck E. Cheese's (R) restaurants. In addition, as of January 2, 2005, franchisees of the Company operated 46 Chuck E. Cheese's restaurants.


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

     The Company and its franchisees operate in a total of 48 states and five international countries. The Company owns and operates Chuck E. Cheese's restaurants in 44 states and Canada. See "Item 2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes franchised restaurants and one TJ Hartford's Grill and Bar).

                                         2004            2003            2002
                                         ----            ----            ----
Average annual revenues
   per restaurant (1)                $ 1,695,000     $ 1,628,000     $ 1,641,000

Number of restaurants open at end
   of period                                 449             418             384

Percent of total restaurant revenues:
   Food and beverage sales                 66.1%           66.5%           66.7%
   Game sales                              31.4%           31.0%           30.8%
   Merchandise sales                        2.5%            2.5%            2.5%
-------

(1) In computing these averages, only restaurants that were open for a period greater than eighteen months at the beginning of each respective year were included (360, 331 and 300 restaurants in 2004, 2003 and 2002, respectively). Fiscal year 2004 consisted of 53 weeks while each of fiscal years 2003 and 2002 consisted of 52 weeks.

     The Company's sales volumes fluctuate seasonally and are generally higher during the first and third quarters of each fiscal year. Holidays, school operating schedules and severe weather may affect sales volumes seasonally in some operating regions. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

     In 2000, the Company initiated a Phase III upgrade program that generally includes a new Toddler Zone, skill games and rides, kiddie games and rides, SkyTubes(R) enhancements, and prize area enhancements with ticket counting machines. The Company completed Phase III upgrades in 28, 105, 123 and 50 restaurants in 2000, 2001, 2002 and 2003, respectively, and completed this upgrade program in 2003. In 2003, the Company also initiated a game enhancement plan. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the Toddler Zone. The Company completed the game enhancement initiative in 33 and 81 restaurants in 2003 and 2004, respectively, and plans to complete game enhancements in approximately 60 additional restaurants in 2005. The Company also began a program of exterior and interior remodels that include a new exterior identity including a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component of this remodel includes painting, updating decor, a new menu board and enhanced lighting. This remodel also includes new games and rides in conjunction with the transfer of games and rides between stores. In 2004, the Company completed 15 interior and exterior remodels.

     The Company also will complete major remodels in a select number of restaurants that are believed to have the greatest opportunity to significantly increase sales and provide an adequate return on investment. A major remodel includes expansion of the space allocated to the game room and an increase in the number of games. The Company completed three major remodels in 2003 and 19 in 2004. The Company plans to complete 60 to 70 major remodels in 2005, of which approximately one quarter will include the new exterior and interior identity depending on the age and condition of the building exterior, signage and awnings.

     The Company has expanded the customer areas of 93 restaurants since 1995, including restaurants with increased seating capacity due to an enhanced showroom package. The Company plans to continue its strategy of expanding the customer areas and seating capacity of five to seven selected restaurants in 2005. The customer area of expanded restaurants, other than restaurants with increased seating capacity due to an enhanced showroom package, is typically increased by an average of 1,000 to 4,000 square feet per store.

     The Company has added 35, 35 and 32 Company-operated Chuck E. Cheese's restaurants in 2002, 2003 and 2004, respectively, including restaurants acquired from franchisees. The Company anticipates adding approximately 30 to 35 new restaurants in 2005 through a combination of opening new restaurants and acquiring existing franchise restaurants. At the beginning of 2005, the Company had identified development opportunities for approximately 250 restaurants including those restaurants expected to open in 2005.

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

Restaurant Design and Entertainment

     Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 7,000 to 14,000 square feet in area. Chuck E. Cheese's restaurants are typically divided into three areas: a kitchen and related areas (cashier and prize area, salad bar, manager's office, technician's office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and a playroom area occupies approximately 40% of the space.

     The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

     Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, a Toddler Zone(R), video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes(R) or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's customer area. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. Tokens are used to play the games and rides in the playroom.


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

Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At January 2, 2005, 46 Chuck E. Cheese's restaurants were operated by a total of 26 different franchisees, as compared to 48 of such restaurants at December 28, 2003. Currently, franchisees have expansion rights to open an additional five franchise restaurants. The Company is not granting additional United States franchises.

     The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2005.

     The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the "Association"), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese's restaurants, to serve as an advisory council to the Company and to plan and approve contributions to and expenditures from the Advertising Fund, a fund established and managed by the Association that pays the costs of system-wide advertising, and the Entertainment Fund, a fund established and managed by the Association to further develop and improve entertainment attractions. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five members appointed by the Company and five members elected by the franchisees.

     The franchise agreements governing existing franchised Chuck E. Cheese's restaurants in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund an amount equal to 2.7% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits that may be incurred by the Association.


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

TJ Hartford's Grill and Bar

     In 2001, the Company opened a full service casual dining restaurant with a game room area named TJ Hartford's Grill and Bar aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages in a relaxed entertaining atmosphere.

Trademarks

     The Company, through a wholly owned subsidiary, owns various trademarks, including "Chuck E. Cheese's" and "TJ Hartford's Grill and Bar" that are used in connection with the restaurants and have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.

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


Employees

     The Company's employment varies seasonally, with the greatest number of people being employed during the summer months. On January 2, 2005, the Company employed approximately 16,500 employees, including 16,111 in the operation of Chuck E. Cheese's and TJ Hartford's Grill and Bar restaurants and 389 employed by the Company in its executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 2. Properties

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of January 2, 2005.

                                                        Chuck E.
               Domestic                                 Cheese's
               --------                                 --------

               Alabama                                      7
               Alaska                                       1
               Arizona                                      1
               Arkansas                                     4
               California                                  64
               Colorado                                     8
               Connecticut                                  6
               Delaware                                     2
               Florida                                     21
               Georgia                                     16
               Idaho                                        1
               Illinois                                    22
               Indiana                                     12
               Iowa                                         5
               Kansas                                       4
               Kentucky                                     3
               Louisiana                                    8
               Maryland                                    14
               Maine                                        1
               Massachusetts                               10
               Michigan                                    18
               Minnesota                                    5
               Mississippi                                  3
               Missouri                                     8
               Nevada                                       5
               Nebraska                                     2
               New Hampshire                                2
               New Jersey                                  15
               New Mexico                                   3
               New York                                    19
               North Carolina                              11
               North Dakota                                 1
               Ohio                                        17
               Oklahoma                                     3
               Pennsylvania                                21
               Rhode Island                                 1
               South Carolina                               6
               South Dakota                                 2
               Tennessee                                   11
               Texas                                       54
               Virginia                                    10
               Washington                                   6
               West Virginia                                1
               Wisconsin                                    9
                                                         ----
                                                          443
               International
               Canada                                       6
                                                         ----
                                                          449
                                                         ====

     Of the 449 Chuck E. Cheese's restaurants owned by the Company as of January 2, 2005, 391 occupy leased premises and 58 occupy owned premises. The leases of these restaurants will expire at various times from 2005 to 2028, as described in the table below.


 Year of                           Number of                   Range of Renewal
Expiration                        Restaurants                   Options (Years)

  2005                                 34                         None to 20
  2006                                 37                         None to 20
  2007                                 48                         None to 20
  2008                                 53                         None to 20
  2009 and thereafter                 219                         None to 25


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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                  P A R T   I I


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

     As of March 7, 2005, there were an aggregate of 36,398,870 shares of the Company's common stock outstanding and approximately 2,132 stockholders of record.

     The Company's common stock is listed on the New York Stock Exchange under the symbol "CEC." The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange (adjusted for a three for two stock split effective on March 15, 2004):


                                             High                 Low
                                            ------               -----

      2004
                - 1st  quarter             $ 38.67              $ 30.94
                - 2nd quarter                36.55                30.18
                - 3rd quarter                36.99                28.93
                - 4th quarter                42.25                34.44


      2003
                - 1st  quarter             $ 21.11              $ 16.03
                - 2nd quarter                24.97                17.40
                - 3rd quarter                27.17                22.83
                - 4th quarter                34.67                25.99




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

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. See the section titled Financial Condition, Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents information related to repurchases of common stock the Company made during the fourth quarter of 2004:

                                                                        Cummulative         Maximum Dollar
                                                                      Number of Shares      Amount that May
                               Total Number of     Average Price      Purchased Under      Yet be Purchased
     Fiscal Period            Shares Purchased     Paid per Share       the Program        Under the Program
     -------------            ----------------     --------------     ----------------     -----------------
Sept 27 - Oct. 24, 2004               -                   -                754,200            $ 74,080,836
Oct. 25 - Nov. 21, 2004               -                   -                754,200            $ 74,080,836
Nov. 22 - Jan. 2, 2005             251,400             $ 39.84           1,005,600            $ 64,065,347
                                  --------
Total                              251,400             $ 39.84
                                  ========

Item 6. Selected Financial Data.

                                                                  2004          2003          2002          2001          2000
                                                                 ------        ------        ------        ------        ------
                                                                          (Thousands, except per share and store data)
Operating results (1):

Revenues .................................................     $ 728,079     $ 654,598     $ 602,201     $ 562,227     $ 506,111
Costs and expenses........................................       594,314       544,500       494,629       462,940       421,355
                                                               ---------     ---------     ---------     ---------     ---------
Income before income taxes................................       133,765       110,098       107,572        99,287        84,756
Income taxes..............................................        51,233        42,717        41,772        38,721        33,048
                                                               ---------     ---------     ---------     ---------     ---------
Net income................................................     $  82,532     $  67,381     $  65,800     $  60,566     $  51,708
                                                               =========     =========     =========     =========     =========

Per share (2)(3):
   Basic:
   Net income  ...........................................     $    2.22     $    1.70     $    1.58     $    1.44     $    1.27
   Weighted average shares outstanding....................        37,251        39,654        41,511        41,724        40,499

   Diluted:
     Net income ..........................................     $    2.15     $    1.66     $    1.55     $    1.41     $    1.23
     Weighted average shares outstanding..................        38,472        40,389        42,263        42,771        41,759

Cash flow data:
   Cash provided by operations............................     $ 165,835     $ 158,730     $ 136,395     $ 121,889     $  97,623
   Cash used in investing activities......................       (80,370)      (94,226)     (112,686)     (111,058)      (89,363)
   Cash used in financing activities......................       (81,734)      (68,651)      (15,177)      (14,449)       (3,691)

Balance sheet data:
   Total assets...........................................     $ 612,017     $ 582,983     $ 537,251     $ 457,430     $ 386,724
   Long-term obligations (including current portion
     and redeemable preferred stock)......................       100,808        84,259        77,211        65,445        60,670
   Shareholders' equity...................................       360,730       364,323       359,907       316,201       264,846

Number of restaurants at year end:
     Company operated.....................................           449           418           384           350           324
     Franchise............................................            46            48            50            52            55
                                                               ---------     ---------     ---------     ---------     ---------
                                                                     495           466           434           402           379
                                                               =========     =========     =========     =========     =========

----------------------

(1)  Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks in length.

(2)  No cash dividends on common stock were paid in any of the years presented.

(3)  Share and per share information reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that was effective on March 15, 2004.


Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.


     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                    2004       2003       2002
                                                   -------    -------    -------
Revenues ......................................     100.0%     100.0%     100.0%
                                                   ------     ------     ------
Costs and expenses:
   Cost of sales
     Food, beverage and related supplies.......      12.3%      12.2%      12.2%
     Games and merchandise.....................       4.2%       4.3%       4.2%
     Labor.....................................      27.5%      27.8%      27.8%
   Selling, general and administrative.........      11.9%      12.7%      12.3%
   Depreciation and amortization...............       7.7%       7.6%       7.3%
   Interest expense............................        .3%        .3%        .3%
   Other operating expenses....................      17.8%      18.3%      18.0%
                                                   ------     ------     ------
                                                     81.7%      83.2%      82.1%
                                                   ------     ------     ------
Income before income taxes.....................      18.3%      16.8%      17.9%
                                                   ======     ======     ======

Number of Company-owned stores:
   Beginning of period.........................       418        384        350
   New.........................................        29         32         32
   Company purchased franchise stores..........         3          3          3
   Closed......................................        (1)        (1)        (1)
                                                   ------     ------     ------
   End of period...............................       449        418        384
                                                   ======     ======     ======

Number of franchise stores:
   Beginning of period.........................        48         50         52
   New.........................................         1          2          1
   Company purchased franchise store...........        (3)        (3)        (3)
   Closed......................................                   (1)
                                                   ------     ------     ------
   End of period...............................        46         48         50
                                                   ======     ======     ======


     2004 Compared to 2003

     Revenues

     Revenues increased 11.2% to $728.1 million in 2004 from $654.6 million in 2003 primarily due to an increase in the number of Company-operated restaurants, an additional week of operation in 2004 and a 2% increase in comparable store sales. The Company opened 29 new restaurants, acquired three restaurants from franchisees and closed one restaurant in 2004. Average annual revenues per restaurant increased to approximately $1,695,000 in 2004 from approximately $1,628,000 in 2003. Fiscal year 2004 consisted of 53 weeks while fiscal year 2003 consisted of 52 weeks. Menu prices increased approximately 1.8% between the two years.

     Revenues from franchise fees and royalties were $3.2 million in 2004 compared to $3.3 million in 2003. During 2004, one new franchise restaurant opened and three franchise restaurants were acquired by the Company. Franchise comparable store sales increased 1.8% in 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues decreased to 81.7% in 2004 from 83.2% in 2003.

     Cost of sales as a percentage of revenues decreased to 44.0% in 2004 from 44.3% in 2003. Costs of food, beverage, and related supplies as a percentage of revenues increased to 12.3% in 2004 from 12.2% in 2003. Food costs were negatively impacted approximately $3.4 million due to an increase of approximately 25% in average cheese prices paid in 2004 compared to 2003. This increase was partially offset by the impact of a 3% increase in menu prices implemented in June of 2004. Costs of games and merchandise decreased to 4.2% in 2004 from 4.3% in 2003 primarily due to the menu price increase. Restaurant labor expenses as a percentage of revenues decreased to 27.5% in 2004 from 27.8% in 2003 primarily due to the increase in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.9% in 2004 from 12.7% in 2003 primarily due to a $4.25 million legal settlement recorded in 2003 and higher revenues in 2004.

     Depreciation and amortization expense as a percentage of revenues increased to 7.7% in 2004 from 7.6% in 2003 primarily due to capital invested in new restaurants and remodels.

     Interest expense as a percentage of revenues remained constant at 0.3% in both 2004 and 2003.

     Other operating expenses decreased as a percentage of revenues to 17.8% in 2004 from 18.3% in 2003 primarily due to the increase in total revenues.

     The Company's effective income tax rate decreased to 38.3% in 2004 from 38.8% in 2003 due to lower estimated state tax rates.

     Net Income

     The Company had net income of $82.5 million in 2004 compared to $67.4 million in 2003 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 29.5% to $2.15 per share in 2004 compared to $1.66 per share in 2003 due to the 22.5% increase in net income over the prior year and a 4.7% decrease in the Company's number of weighted average shares outstanding. In addition, the Company estimates that the additional week of operations in 2004 increased diluted earnings per share by approximately $.11. Weighted average diluted shares outstanding decreased to 38.5 million in 2004 from 40.4 million in 2003 primarily due to the Company's share repurchase program.

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

     Selling, general and administrative expenses as a percentage of revenues increased to 12.7% in 2003 from 12.3% in 2002 primarily due to a $4.25 million charge in 2003 relating to the settlement of a class action wage and hour lawsuit filed in the State of California.


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

     Net Income

     The Company had net income of $67.4 million in 2003 compared to $65.8 million in 2002 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 7.1% to $1.66 per share in 2003 compared to $1.55 per share in 2002 due to the 2.4% increase in net income discussed above and a 4.4% decrease in the Company's number of weighted average shares outstanding. Weighted average diluted shares outstanding decreased to
40.4 million in 2003 from 42.32 million in 2002 primarily due to the Company's share repurchase program.


     Critical Accounting Policies and Estimates

     The Company's significant accounting policies are disclosed in Note 1 to the consolidated financial statements. The following discussion addresses the Company's most critical accounting policies, which are those that require significant judgment.

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

Lease Accounting

     The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commences on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements is recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123
(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the third quarter of 2005, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees.

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


     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased to $165.8 million in 2004 from $158.7 million in 2003. Cash outflows from investing activities for 2004 were $80.4 million, primarily related to capital expenditures. Net cash outflows from financing activities for 2004 were $81.7 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $16.5 million at December 28, 2003 to $92.2 million at January 2, 2005 due primarily to the reclassification of the Company's borrowings on its line of credit to current. The Company intends to extend the maturity date on its line of credit.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development and acquisitions of existing restaurants from franchisees, (b) a game enhancement initiative that includes new games and a game rotation plan (c) major remodels, and (d) expansions of the square footage of existing restaurants.

     In 2005, the Company plans to add 30 to 35 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants, the amount of any landlord contribution and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2005 is approximately $1.8 million per restaurant. At the beginning of 2005, the Company identified development opportunities for approximately 250 restaurants including those restaurants expected to open in 2005.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $50,000 to $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the Toddler Zone(R). The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating decor, a new menu board and enhanced lighting. The typical capital cost of the major remodel initiative will range from $250,000 to $300,000 per restaurant. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     The Company expects the aggregate capital costs in 2005 of completing the game enhancement initiative, major remodels, expanding the square footage of existing restaurants and the exterior and interior remodels to total approximately $30 million and impact approximately 160 restaurants.

     During 2004, the Company opened 29 new restaurants, acquired three restaurants from franchisees and impacted a total of 120 existing restaurants with capital expenditures. The Company currently estimates that capital expenditures in 2005 will be approximately $100 million, includes the $30 million the Company is expecting to invest to remodel existing stores. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through 2004, the Company has repurchased approximately 18.4 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $321 million. During 2004, the Company repurchased 3,168,150 shares at an aggregate purchase price of approximately $113.9 million. At the end of 2004, approximately $64 million remained available for share repurchases under a $100 million share repurchase authorization approved by the Company's Board of Directors in August 2004.

     The Company has available borrowings under its line of credit agreement of $132.5 million that is scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of January 2, 2005, there were $77.8 million in borrowings under this line of credit and outstanding letters of credit of $7.5 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain net worth of $314 million as of January 2, 2005, a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and rent ratio of 3.25 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At January 2, 2005, the Company was in compliance with all of the above debt covenants. The Company intends to extend the maturity date of its line of credit agreement.

     The following are contractual cash obligations of the Company as of January 2, 2004 (thousands):

                                                               Cash Obligations Due by Year
                                        ----------------------------------------------------------------------------
                                          Total          2005         2006         2007         2008      Thereafter
                                          -----          ----         ----         ----         ----      ----------

Operating leases (1)...............     $ 753,336     $  56,026     $ 55,473     $ 53,733     $ 51,999     $ 536,105
Revolving line of credit...........        77,800        77,800
Purchase commitments...............        32,124         4,966        5,116        5,272        5,431        11,339
Capital lease obligations..........        19,881         1,401        1,401        1,401        1,401        14,277
                                        ---------     ---------     --------     --------     --------     ---------
                                        $ 883,141     $ 140,193     $ 61,990     $ 60,406     $ 58,831     $ 561,721
                                        =========     =========     ========     ========     ========     =========

     (1) Includes the initial  non-cancelable  term plus renewal option periods provided for in the lease that can be reasonably assured.


     In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $20.6 million as of January 2, 2005 will be paid as follows: approximately $9.8 million to be paid in 2005 and the remainder paid over the six year period from 2006 to 2011.

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

Item 8. Financial Statements and Supplementary Data

                             CEC ENTERTAINMENT, INC.
                 YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003
                              AND DECEMBER 29, 2002

                                    CONTENTS






                                                                            Page
                                                                            ----
Report of independent registered public accounting firm...................   18
Consolidated financial statements:
   Consolidated balance sheets............................................   19
   Consolidated statements of earnings and comprehensive income...........   20
   Consolidated statements of shareholders' equity........................   21
   Consolidated statements of cash flows..................................   22
   Notes to consolidated financial statements.............................   23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of January 2, 2005 and December 28, 2003, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.








Deloitte & Touche LLP


Dallas, Texas
March 18, 2005


                                             CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                          (Thousands, except share data)

                                                                                     January 2,     December 28,
                                                                                        2005            2003
                                                                                     ----------     ------------
ASSETS

Current assets:
   Cash and cash equivalents....................................................     $  11,798        $   8,067
   Accounts receivable, net.....................................................        13,482           13,103
   Inventories..................................................................        12,171           12,491
   Prepaid expenses.............................................................         7,444            7,608
   Deferred tax asset...........................................................         1,763            1,487
                                                                                     ---------        ---------
      Total current assets......................................................        46,658           42,756
                                                                                     ---------        ---------
Property and equipment, net.....................................................       563,081          538,756
                                                                                     ---------        ---------

Other assets ...................................................................         2,278            1,471
                                                                                     ---------        ---------
                                                                                     $ 612,017        $ 582,983
                                                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $  78,279        $     554
   Accounts payable.............................................................        24,294           30,126
   Accrued liabilities..........................................................        36,329           28,610
                                                                                     ---------        ---------
      Total current liabilities.................................................       138,902           59,290
                                                                                     ---------        ---------
Long-term debt, less current portion............................................        11,673           75,205
                                                                                     ---------        ---------
Deferred rent...................................................................        53,427           42,816
                                                                                     ---------        ---------
Deferred tax liability..........................................................        36,429           32,849
                                                                                     ---------        ---------
Accrued insurance ..............................................................        10,856            8,500
                                                                                     ---------        ---------
Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares;
     55,556,857 and 54,481,913 shares issued, respectively .....................         5,556            5,448
   Capital in excess of par value...............................................       245,991          219,071
   Retained earnings ...........................................................       433,267          350,735
   Accumulated other comprehensive income.......................................         1,476              695
   Less treasury shares of 19,210,568 and 16,042,418, respectively, at cost.....      (325,560)        (211,626)
                                                                                     ---------        ---------
                                                                                       360,730          364,323
                                                                                     ---------        ---------
                                                                                     $ 612,017        $ 582,983
                                                                                     =========        =========

                                 See notes to consolidated financial statements.



                                        CEC ENTERTAINMENT, INC.
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        AND COMPREHENSIVE INCOME
                                   (Thousands, except per share data)

                                                                              Fiscal Year
                                                                 -------------------------------------
                                                                    2004          2003          2002
                                                                   ------        ------        ------

Food and beverage revenues..................................     $ 479,741     $ 433,952     $ 400,119
Games and merchandise revenues..............................       245,088       217,261       198,466
Franchise fees and royalties................................         3,220         3,335         3,188
Interest income, including related party income
   of $404 in 2002..........................................            30            50           428
                                                                 ---------     ---------     ---------
                                                                   728,079       654,598       602,201
                                                                 ---------     ---------     ---------
Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies...................        89,228        79,982        73,690
      Games and merchandise ................................        30,395        28,234        25,490
      Labor.................................................       200,554       181,789       167,177
                                                                 ---------     ---------     ---------
                                                                   320,177       290,005       266,357
   Selling, general and administrative expenses.............        86,471        83,024        74,143
   Depreciation and amortization............................        55,771        49,502        43,951
   Interest expense.........................................         2,486         2,194         1,680
   Other operating expenses.................................       129,409       119,775       108,498
                                                                 ---------     ---------     ---------
                                                                   594,314       544,500       494,629
                                                                 ---------     ---------     ---------

Income before income taxes..................................       133,765       110,098       107,572

Income taxes................................................        51,233        42,717        41,772
                                                                 ---------     ---------     ---------

Net income..................................................        82,532        67,381        65,800

Other comprehensive income, net of tax:
   Foreign currency translation.............................           781           786            87
                                                                 ---------     ---------     ---------
Comprehensive income........................................     $  83,313     $  68,167     $  65,887
                                                                 =========     =========     =========

Earnings per share:
Basic:
   Net income  .............................................     $    2.22     $    1.70     $    1.58
                                                                 =========     =========     =========
   Weighted average shares outstanding......................        37,251        39,654        41,511
                                                                 =========     =========     =========
Diluted:
   Net income  .............................................     $    2.15     $    1.66     $    1.55
                                                                 =========     =========     =========
   Weighted average shares outstanding......................        38,472        40,389        42,263
                                                                 =========     =========     =========



                            See notes to consolidated financial statements.



                                                   CEC ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (Thousands, except per share data)


                                                         Fiscal Year - Amounts                   Fiscal Year - Shares
                                                 -------------------------------------     ---------------------------------
                                                    2004          2003          2002         2004         2003        2002
                                                   ------        ------        ------       ------       ------      ------

Common stock and capital in
  excess of par value:
   Balance, beginning of year...............     $ 224,519     $ 205,503     $ 195,574      54,482       53,505      52,988
   Stock options exercised..................        18,853        14,588         6,367       1,063          960         506
   Tax benefit from exercise
     of stock options ......................         7,801         4,072         3,265
   Stock issued under 401(k) plan...........           401           356           297          13           17          11
   Payment for fractional shares............           (27)                                     (1)
                                                 ---------     ---------     ---------     -------      -------     -------

   Balance, end of year.....................       251,547       224,519       205,503      55,557       54,482      53,505
                                                 ---------     ---------     ---------     =======      =======     =======

Retained earnings:
   Balance, beginning of year...............       350,735       283,516       218,035
   Net income...............................        82,532        67,381        65,800
   Redeemable preferred stock accretion.....                         (49)          (95)
   Redeemable preferred stock dividend......                        (113)         (224)
                                                 ---------     ---------     ---------
   Balance, end of year.....................       433,267       350,735       283,516
                                                 ---------     ---------     ---------

Accumulated other comprehensive
  income (loss):
   Balance, beginning of year...............           695           (91)         (178)
   Foreign currency translation.............           781           786            87
                                                 ---------     ---------     ---------
   Balance, end of year.....................         1,476           695           (91)
                                                 ---------     ---------     ---------

Treasury shares:
   Balance, beginning of year...............      (211,626)     (129,021)      (97,230)     16,042       12,614      11,379
   Treasury stock acquired..................      (113,934)      (82,605)      (31,791)      3,169        3,428       1,235
                                                 ---------     ---------     ---------     -------      -------     -------
   Balance, end of year.....................      (325,560)     (211,626)     (129,021)     19,211       16,042      12,614
                                                 ---------     ---------     ---------     =======      =======     =======

Total shareholders' equity..................     $ 360,730     $ 364,323     $ 359,907
                                                 =========     =========     =========









                                       See notes to consolidated financial statements.



                                                    CEC ENTERTAINMENT, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Thousands)

                                                                                                    Fiscal Year
                                                                                       -------------------------------------
                                                                                          2004          2003          2002
                                                                                       ---------     ---------     ---------
Operating activities:
   Net income.....................................................................     $  82,532     $  67,381     $  65,800
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization ..............................................        55,771        49,502        43,951
      Deferred income tax expense ................................................         3,304        10,225        15,884
      Tax benefit from exercise of stock options .................................         7,801         4,072         3,265
      Other.......................................................................         4,618         4,247         2,948
   Net change in receivables, inventories, prepaids, payables and
      accrued liabilities.........................................................         4,242        17,790         1,731
   Leasehold reimbursements from lessors..........................................         7,567         5,513         2,816
                                                                                       ---------     ---------     ---------
      Cash provided by operations.................................................       165,835       158,730       136,395
                                                                                       ---------     ---------     ---------

Investing activities:
   Purchases of property and equipment............................................       (80,131)      (93,899)     (110,952)
   Proceeds from dispositions of property and equipment...........................           791
   Payments received on notes receivable..........................................                                     2,201
   Additions to notes receivable..................................................                                    (3,971)
   Change in other assets.........................................................        (1,030)         (327)         (426)
   Sale of assets held for resale.................................................                                       462
                                                                                       ---------     ---------     ---------
      Cash used in investing activities...........................................       (80,370)      (94,226)     (112,686)
                                                                                       ---------     ---------     ---------

Financing activities:
   Proceeds from debt and line of credit..........................................        47,000        48,700        52,375
   Payments on debt and line of credit............................................       (34,227)      (46,818)      (42,171)
   Redeemable preferred stock dividends...........................................                        (113)         (224)
   Acquisition of treasury stock.................................................       (113,934)      (82,605)      (31,791)
   Exercise of stock options......................................................        18,853        14,588         6,367
   Redemption of preferred stock..................................................                      (2,795)
   Other..........................................................................           574           392           267
                                                                                       ---------     ---------     ---------
      Cash used in financing activities...........................................       (81,734)      (68,651)      (15,177)
                                                                                       ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents..................................         3,731        (4,147)        8,532
Cash and cash equivalents, beginning of year......................................         8,067        12,214         3,682
                                                                                       ---------     ---------     ---------
Cash and cash equivalents, end of year............................................     $  11,798     $   8,067     $  12,214
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

     Fiscal year: The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2004, 2003 and 2002 are for the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively. Fiscal year 2004 consisted of 53 weeks, and 2003 and 2002 each consisted of 52 weeks.

     Basis of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include the accounts of the International Association of CEC Entertainment, Inc. (the "Association"), an entity in which the Company has variable interests and the Company is considered the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

     Property and equipment, depreciation and amortization: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to 20 years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term, including renewal option periods provided for in the lease that are reasonably assured, or the estimated useful lives of the related assets. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured ) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. All pre-opening costs are expensed as incurred.

     The Company evaluates long-lived assets held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of associated undiscounted future cash flows. The amount of any impairment is measured as the excess of the carrying amount over associated discounted future operating cash flows. Assets held for sale are reported at the lower of carrying amount or the fair value less estimated costs to sell.

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

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.   Summary of significant accounting policies (continued):

     Stock-Based Compensation: The Company accounts for its stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows (thousands, except per share data):


                                                                   2004         2003         2002
                                                                 --------     --------     --------
Net income, as reported ....................................     $ 82,532     $ 67,381     $ 65,800
Fair value based compensation expense, net of taxes.........       (5,776)      (6,507)      (6,439)
                                                                 --------     --------     --------
Pro forma net income........................................     $ 76,756     $ 60,874     $ 59,361
                                                                 ========     ========     ========

Earnings per Share:
Basic:
   As reported..............................................     $   2.22     $   1.70     $   1.58
   Pro forma................................................     $   2.06     $   1.53     $   1.42

Diluted:
   As reported..............................................     $   2.15     $   1.66     $   1.55
   Pro forma................................................     $   2.00     $   1.50     $   1.40


     For the pro forma calculations above, the estimated fair value of options granted was $9.93, $6.32 and $9.79 per share in 2004, 2003 and 2002, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 3.00%, 3.10% and 4.34% in 2004, 2003 and 2002, respectively; no dividend yield; expected lives of five years; and expected volatility of 30%.

     Franchise fees and royalties: Franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. At January 2, 2005, 46 Chuck E. Cheese's restaurants were operated by a total of 26 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Royalties from franchisees are accrued as earned. Franchise fees included in revenues were $160,000, $281,000, and $240,000 in 2004, 2003 and
2002, respectively.

     Advertising costs: Production costs for commercials are expensed in the year in which the commercials are initially aired. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $26.1 million, $24.6 million and $24.4 million in 2004, 2003 and 2002, respectively.

     Self-Insurance Accruals: The Company self-insures a significant portion of expected losses under its workers' compensation, employee medical and general liability programs. Accrued liabilities have been recorded based on the Company's estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

     Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the third quarter of 2005, the Company is required to recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees.

     Reclassifications: Certain reclassifications of 2003 and 2002 amounts have been made to conform to the 2004 presentation.



2.   Accounts receivable:

                                                       2004         2003
                                                     --------     --------
                                                          (thousands)

     Trade......................................     $  4,645     $  2,414
     Tax receivables............................                     1,873
     Vendor rebates.............................        3,096        3,638
     Leasehold reimbursements from lessors......        4,139        3,481
     Other......................................        1,602        1,697
                                                     --------     --------
                                                     $ 13,482     $ 13,103
                                                     ========     ========


3.   Property and equipment:

                                                                         2004          2003
                                                                      ---------     ---------
                                                                            (thousands)

Land.............................................................     $  42,661     $  40,357
Leasehold improvements...........................................       355,230       317,578
Buildings .......................................................        52,590        49,305
Game, restaurant and other equipment.............................       357,185       328,369
Property leased under capital leases (Note 6)....................        13,512        12,562
                                                                      ---------     ---------
                                                                        821,178       748,171
Less accumulated depreciation and amortization...................      (276,724)     (230,816)
                                                                      ---------     ---------
    Net property and equipment in service........................       544,454       517,355
Construction in progress.........................................         7,992         7,547
Game and restaurant equipment held for future service............        10,635        13,854
                                                                      ---------     ---------
                                                                      $ 563,081     $ 538,756
                                                                      =========     =========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Accrued liabilities and accrued insurance:

                                                        2004         2003
                                                      --------     --------
                                                           (thousands)

  Current:
     Salaries and wages..........................     $ 12,680     $  8,665
     Insurance...................................        9,879        7,888
     Taxes, other than income....................        6,453        5,668
     Income taxes................................        2,926        2,804
     Other.......................................        4,391        3,585
                                                      --------     --------
                                                      $ 36,329     $ 28,610
                                                      ========     ========
  Long-term:
     Insurance ..................................     $ 10,856     $  8,500
                                                      ========     ========

     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insured retention programs for general liability, workers compensation, health benefits and certain other insured risks.


5.   Long-term debt:

                                                            2004         2003
                                                          --------     --------
                                                               (thousands)
Revolving bank loan, prime or LIBOR
   plus 0.75% to 1.5%,  due December 2005 ...........     $ 77,800     $ 64,400
Obligations under capital leases (Note 6)............       12,152       11,359
                                                          --------     --------
                                                            89,952       75,759
Less current portion.................................      (78,279)        (554)
                                                          --------     --------
                                                          $ 11,673     $ 75,205
                                                          ========     ========


     The Company has available borrowings under the line of credit of $132.5 million. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (5.00% at January 2, 2005) or, at the Company's option, LIBOR (2.42% at January 2, 2005) plus 0.75%. A 0.2% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on the revolving bank loan was 2.3% and 2.0% in 2004 and 2003, respectively. The Company capitalized interest costs of $56,000, $77,000 and $176,000 in 2004, 2003 and 2002, respectively related to the construction of new restaurants. The Company intends to extend the maturity date of its revolving bank loan.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.   Commitments and contingencies:

     The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

     Scheduled annual maturities of the obligations for capital and operating leases as of January 2, 2005, are as follows:

Years                                                     Capital      Operating
-----                                                     --------     ---------
                                                               (thousands)

2005.................................................     $  1,401     $  56,026
2006.................................................        1,401        55,473
2007.................................................        1,401        53,733
2008.................................................        1,401        51,999
2009.................................................        1,401        50,611
2010-2028 (aggregate payments).......................       12,876       485,496
                                                          --------     ---------
Minimum future lease payments .......................       19,881     $ 753,338
                                                                       =========
Less amounts representing interest...................       (7,729)
                                                          --------
Present value of future minimum lease payments.......       12,152
Less current portion.................................         (479)
                                                          --------
Long-term capital lease obligation...................     $ 11,673
                                                          ========


     The Company's rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

                                              2004         2003         2002
                                            --------     --------     --------
                                                       (thousands)
Minimum................................     $ 62,191     $ 56,791     $ 52,096
Contingent.............................          430          291          330
                                            --------     --------     --------
                                            $ 62,621     $ 57,082     $ 52,426
                                            ========     ========     ========

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     In September 2003, the Company recorded a charge to selling, general and administrative expense of $4.25 million related to the settlement agreed to on September 29, 2003, which was subject to court approval, in a class action wage and hour lawsuit filed in the State of California. The settlement amount has been paid in full by the Company.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Income taxes:

     The significant components of income tax expense are as follows:

                                                             2004         2003         2002
                                                           --------     --------     --------
                                                                      (thousands)

Current expense:
   Federal............................................     $ 33,761     $ 23,430     $ 18,571
   State..............................................        6,167        4,810        3,854
   Foreign............................................          200          180          198
Tax benefit from exercise of stock options ...........        7,801        4,072        3,265
                                                           --------     --------     --------
   Total current expense..............................       47,929       32,492       25,888
Deferred expense:
   Federal............................................        3,192        9,497       14,068
   State..............................................          112          728        1,816
                                                           --------     --------     --------
      Total temporary differences ....................        3,304       10,225       15,884
                                                           --------     --------     --------
                                                           $ 51,233     $ 42,717     $ 41,772
                                                           ========     ========     ========


     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                           2004          2003
                                                         --------      --------
                                                              (thousands)
Current deferred tax asset:
    Accrued vacation................................     $    973      $    894
    Unearned gift certificates .....................          695           498
    Other...........................................           95            95
                                                         --------      --------
                                                         $  1,763      $  1,487

Non-current deferred tax asset (liability):
      Deferred rent.................................     $ 20,462      $ 16,607
    Unearned franchise fees.........................          153            91
    Depreciation....................................      (60,364)      (50,120)
    Foreign.........................................         (760)         (479)
    Insurance.......................................        3,263
    Other...........................................          817         1,052
                                                         --------      --------
                                                         $(36,429)     $(32,849)
                                                         ========      ========

     A reconciliation of the statutory rate to taxes provided is as follows:

                                                    2004       2003       2002
                                                   ------     ------     ------

Federal statutory rate........................      35.0%      35.0%      35.0%
State income taxes, net of federal benefit....       3.3%       3.3%       3.9%
Other.........................................                   .5%       (.1)%
                                                   -----      -----      -----
Effective tax rate............................      38.3%      38.8%      38.8%
                                                   =====      =====      =====

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Net income applicable to common shares has been adjusted for redeemable preferred stock accretion and dividends for the applicable periods. The redeemable preferred stock was fully redeemed in 2003. Earnings per common and potential common shares (retroactively adjusted for a three-for-two stock split effective March 15, 2004) were computed as follows (thousands, except per share data):

                                                                 2004         2003         2002
                                                               --------     --------     --------

Net income................................................     $ 82,532     $ 67,381     $ 65,800
Accretion of redeemable preferred stock...................                       (49)         (95)
Redeemable preferred stock dividends......................                      (113)        (224)
                                                               --------     --------     --------
Net income applicable to common shares....................     $ 82,532     $ 67,219     $ 65,481
                                                               ========     ========     ========

Basic:
   Weighted average common shares outstanding.............       37,251       39,654       41,511
                                                               ========     ========     ========
   Earnings per common share..............................     $   2.22     $   1.70     $   1.58
                                                               ========     ========     ========

Diluted:
   Weighted average common shares outstanding.............       37,251       39,654       41,511
   Potential common shares for stock options..............        1,221          735          752
                                                               --------     --------     --------
   Weighted average shares outstanding....................       38,472       40,389       42,263
                                                               ========     ========     ========
   Earnings per common and potential common shares........     $   2.15     $   1.66     $   1.55
                                                               ========     ========     ========

     Antidilutive stock options to purchase 5,175; 1,143,144; and 1,181,851 common shares were not included in the EPS computations in 2004, 2003 and 2002, respectively, because the exercise prices of these options were greater than the average market price of the common shares.


9.   Employee benefit plans:

     The Company has employee benefit plans that include: a) incentive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors, c) restricted stock plan for employees; and d) a retirement and savings plan.

     In 1997, the Company adopted an employee stock option plan under which 10,781,250 shares, as amended in 2004, may be granted before July 31, 2007. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. Options which have been granted under the plan cannot be re-priced with shareholder approval.

     In 1995, the company adopted a stock option plan for its non-employee directors. Per an amendment to the plan in 2004, the number of shares of the Company's common stock that may be issued under this plan can not exceed 437,500. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. Options which expire or terminate may be regranted under the plan. Each non-employee director is entitled to an option to purchase 7,500 shares of common stock in January of each year, and a non-employee director is granted an option to purchase 15,000 shares of common stock upon becoming a board member. Options may not be exercised until the non-employee director has served on the Board of Directors for at least two years after the date of grant.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Employee benefit plans (continued):

     In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares may be granted before December 31, 2014. The price of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan.

     At January 2, 2005, there were 2,952,683 shares available for future grants under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

                                                                                               Weighted Average
                                                       Number of Shares                    Exercise  Price Per Share
                                           ----------------------------------------     -------------------------------
                                              2004           2003           2002          2004        2003        2002
                                           ----------     ----------     ----------     -------     -------     -------

Options outstanding, beginning of year      5,598,311      4,538,213      3,975,917     $ 21.09     $ 20.42     $ 16.84
   Granted .......................            641,671      2,264,756      1,188,449       31.90       19.98       28.97
   Exercised......................         (1,063,029)      (959,861)      (506,484)      17.74       15.20       12.57
   Terminated.....................            (89,900)      (244,797)      (119,669)      25.29       21.53       19.61
                                           ----------     ----------     ----------
Options outstanding, end of year            5,087,053      5,598,311      4,538,213       23.08       21.09       20.42
                                           ==========     ==========     ==========


     Options outstanding at January 2, 2005:


                          Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------     -------------------------------
                         Shares        Weighted Avg.        Weighted           Shares           Weighted
    Range of          Outstanding        Remaining           Average        Exercisable         Average
 Exercise Prices      as of 1/2/05      Life (Years)     Exercise Price     as of 1/2/05     Exercise Price
-----------------     ------------     -------------     --------------     ------------     --------------

$  9.70 - $ 17.38         633,266           2.0             $ 15.19             558,266          $15.15
$ 18.21 - $ 19.99       1,900,200           5.1               19.98             377,711           19.96
$ 20.83 - $ 24.39         958,049           3.1               22.67             685,714           22.67
$ 25.10 - $ 29.79         972,182           4.1               29.00             445,196           29.01
$ 30.41 - $ 37.07         623,356           6.2               31.92               4,857           33.65
                       ----------                                            ----------
$  9.70 - $ 37.07       5,087,053           4.3               23.08           2,071,744           21.53
                       ==========                                            ==========


     Stock options expire from five to seven years from the grant date. Stock options vest over various periods ranging from one to four years. Through March 7, 2005, the Company has granted 896,269 additional options to employees at an exercise price of $36.66 per share and 52,500 options to its non-employee directors at exercise prices of $36.66 to $38.86 per share.

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. At January 2, 2005, 20,662 shares remained available for grant under the plan. The Company made contributions of approximately $400,766 and $356,000 in common stock for the 2003 and 2002 plan years, respectively. The Company accrued $455,000 for contributions for the 2004 plan year which will be paid in common stock in 2005.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  Supplemental cash flow information:

                                                  2004        2003        2002
                                                 ------      ------      ------
                                                           (thousands)
Cash paid during the year for:
   Interest.................................    $  2,458    $  2,226    $  1,695
   Income taxes ............................      40,248      25,773      26,936



11.  Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2004 and 2003 (thousands, except per share data).

                                                             Fiscal year ended January 2, 2005
                                                    ---------------------------------------------------
                                                     March 28      June 27       Sept. 26       Jan. 2
                                                    ---------     ---------     ---------     ---------

Revenues.......................................     $ 206,948     $ 165,424     $ 183,622     $ 172,085
Income before income taxes.....................        50,945        23,363        34,222        25,235
Net income.....................................        31,433        14,416        21,114        15,569

Earnings Per Share:
   Basic ......................................     $     .82     $     .38     $     .57     $     .43
   Diluted ....................................           .79           .37           .56           .41



                                                            Fiscal year ended December 28, 2003
                                                    ---------------------------------------------------
                                                     March 30      June 29       Sept. 28      Dec. 28
                                                    ---------     ---------     ---------     ---------

Revenues.......................................     $ 184,126     $ 152,885     $ 170,138     $ 147,449
Income before income taxes.....................        43,385        22,726        26,122        17,865
Net income.....................................        26,552        13,908        15,987        10,934

Earnings Per Share:
   Basic ......................................     $     .65     $     .34     $     .41     $     .28
   Diluted ....................................           .64           .34           .40           .28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures

MANAGEMENT'S   REPORT  ON  INTERNAL   CONTROL  OVER   FINANCIAL   REPORTING  AND
MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

     On March 1, 2005, the Audit Committee held a telephonic meeting with management and the Company's independent registered public accounting firm. Management presented the results of its completed analysis of its lease accounting practices, including the quantification of the impact of the correction of the lease accounting errors on the Company's financial statements for each of the prior periods affected. Management affirmed its prior determination, and the Audit Committee concurred, to restate the Company's financial statements for the three year periods ended December 28, 2003 and for the first three quarters of fiscal 2004 to reflect the correction in its lease accounting practices. Such restatements were completed and amended reports were filed with the SEC on March 18, 2005.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and
     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. As of January 2, 2005, the Company has concluded that, because its historical financial statements required restatement as a result of the lease accounting error described above, a material weakness existed in the Company's internal control over financial reporting as of the date of this report and, to this extent, its internal control over financial reporting was not effective.

     The  Company's  independent   registered  accounting  firm  has  issued  an
attestation report on the Company's assessment of the Company's internal control over financial reporting. This report appears below.

     The Company also performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, which included the matters discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of January 2, 2005 in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In connection with correcting its lease accounting methodology, the Company has instituted the following procedures to remediate this material weakness:

     - use of a consistent lease period (generally, the initial non-cancelable lease term plus option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;
     - commence the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises; and
     - record funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

     During the evaluation the Company has identified no change in its internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

INDEPENDENT AUDITORS' ASSESSSMENT OF MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas




We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that CEC Entertainment, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of January 2, 2005, because of the effect of the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO control criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.


A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


A material weakness is a control deficiency, or combination of control deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of January 2, 2005, management identified as a material weakness the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. As a result of this material weakness in internal control, the Company concluded that its previously reported annual depreciation expense and rent expense had been understated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statement, and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 2, 2005, based on the COSO control criteria.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2005 of the Company and our report dated March 18, 2005 expressed an unqualified opinion on those financial statements.





DELOITTE & TOUCHE LLP


Dallas, Texas
March 18, 2005



Item 9B. Other Information

     None.



                                 P A R T   I I I

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2005 annual meeting of stockholders. The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code of Ethics") that applies to the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and
regulations    will   also   be   posted   on   the    Company's    website   at
www.chuckecheese.com.

Item 11. Executive Compensation

     The information required by this item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2005 annual meeting of stockholders.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2005 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2004 annual meeting of stockholders.

                                  P A R T   I V


Item 15. Exhibits, Financial Statement Schedules.

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements and Supplementary Data:

               Report of independent registered public accounting firm.
               CEC Entertainment, Inc. consolidated financial statements:
                  Consolidated balance sheets as of January 2, 2005 and December 28, 2003.
                  Consolidated statements of earnings and comprehensive income for the years ended January 2, 2005, December 28, 2003 and December 29, 2002.
                  Consolidated statements of shareholders' equity for the years ended January 2, 2005, December 28, 2003 and December 29, 2002.
                  Consolidated statements of cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002. Notes to consolidated financial statements.

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

10(c0(5) Fourth Amendment to Credit Agreement in the stated amount of $135,000,000, dated August 10, 2004, between Bank of America, N.A. and the Company (filed as Exhibit 10(a) to the Company's Quarterly Report of Form 10-Q for the Quarter ended on September 26, 2004, and incorporated herein by reference).

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

10(h) 2004 Restricted Stock Plan (filed as Exhibit 4.1 to the Company's Form S-8 (No. 333-119232), and incorporated herein by reference).

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


(b)  Reports on Form 8-K:

During the fourth quarter and to present, we filed or furnished the following reports on Form 8-K:

     A current report on Form 8-K, dated October 14, 2004, containing a press release on October 14, 2004.
     A current report on Form 8-K, dated February 2, 2005, containing a press release on February 1, 2005.
     A current report on Form 8-K, dated March 2, 2005, containing a press release on March 2, 2005.
     A current report on Form 8-K, dated March 9, 2005, containing a press release on March 9, 2005.

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


Dated:  March 18, 2005                      CEC Entertainment, Inc.



                                            By: /s/  Richard M. Frank
                                                ---------------------------
                                                Richard M. Frank
                                                Chairman of the Board and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                          Date
---------                               -----                          ----

/s/ Richard M. Frank             Chairman of the Board,           March 18, 2005
--------------------------       Chief Executive Officer,
Richard M. Frank                 and Director (Principal
                                 Executive Officer)

/s/ Christopher D. Morris        Senior Vice President,           March 18, 2005
--------------------------       Chief Financial Officer
Christopher D. Morris            (Principal Financial Officer)

/s/ James Mabry                  Vice President, Controller       March 18, 2005
--------------------------       and Treasurer
James Mabry                      (Principal Accounting Officer)

/s/ Michael H. Magusiak          President and Director           March 18, 2005
--------------------------
Michael H. Magusiak

/s/  Richard T. Huston           Director                         March 18, 2005
--------------------------
Richard T. Huston

/s/ Larry T. McDowell            Director                         March 18, 2005
--------------------------
Larry T. McDowell

/s/ Tim T. Morris                Director                         March 18, 2005
--------------------------
Tim T. Morris

/s/ Louis P. Neeb                Director                         March 18, 2005
--------------------------
Louis P. Neeb

/s/ Cynthia I. Pharr Lee         Director                         March 18, 2005
--------------------------
Cynthia I. Pharr Lee

/s/ Walter Tyree                 Director                         March 18, 2005
--------------------------
  Walter Tyree

/s/ Raymond E. Wooldridge        Director                         March 18, 2005
--------------------------
Raymond E. Wooldridge

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

23                Independent  Registered  Public  Accounting  Firm,  Deloitte &
                  Touche LLP

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.