Form 10-Q
period 2005-04-03
CEC ENTERTAINMENT INC
filed 2005-05-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2005.
                                                                  --------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At May 6, 2005, an aggregate of 35,132,607 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets...................................  3
     Condensed Consolidated Statements of Earnings and Comprehensive Income..  4
     Condensed Consolidated Statement of Shareholders' Equity................  5
     Condensed Consolidated Statements of Cash Flows ........................  6
     Notes to Condensed Consolidated Financial Statements....................  7

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................  9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...... 13

   Item 4.  Controls and Procedures.......................................... 13

Part II - Other Information:

   Item 1.  Legal Proceedings................................................ 14

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
     of Equity Securities.................................................... 14

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 14

   Item 6.  Exhibits and Reports on Form 8-K................................. 14

Signatures................................................................... 15

Certifications............................................................... 16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                            CEC ENTERTAINMENT, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Thousands, except share data)

                                                    ASSETS
                                                                                      April 3,     January 2,
                                                                                        2005          2005
                                                                                    -----------    ----------
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents....................................................     $  11,763     $  11,798
   Accounts receivable..........................................................        14,204        13,482
   Inventories..................................................................        11,407        12,171
   Prepaid expenses.............................................................         9,133         7,444
   Deferred tax asset...........................................................         1,763         1,763
                                                                                     ---------     ---------
      Total current assets......................................................        48,270        46,658
                                                                                     ---------     ---------

Property and equipment, net.....................................................       564,602       563,081
                                                                                     ---------     ---------

Other assets....................................................................         1,950         2,278
                                                                                     ---------     ---------

                                                                                     $ 614,822     $ 612,017
                                                                                     =========     =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $  53,563     $  78,279
   Accounts payable.............................................................        20,918        24,294
   Accrued liabilities..........................................................        53,486        36,329
                                                                                     ---------     ---------
      Total current liabilities.................................................       127,967       138,902
                                                                                     ---------     ---------

Long-term debt, less current portion............................................        11,782        11,673
                                                                                     ---------     ---------

Deferred rent...................................................................        55,996        53,427
                                                                                     ---------     ---------

Deferred tax liability..........................................................        35,019        36,429
                                                                                     ---------     ---------

Accrued insurance...............................................................        10,750        10,856
                                                                                     ---------     ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 55,711,874
      and 55,556,857 shares issued, respectively ...............................         5,571         5,556
   Capital in excess of par value...............................................       250,029       245,991
   Retained earnings ...........................................................       465,521       433,267
   Accumulated other comprehensive income ......................................         1,341         1,476
   Less treasury shares of 19,847,868 and 19,210,568, respectively, at cost.....      (349,154)     (325,560)
                                                                                     ---------     ---------
                                                                                       373,308       360,730
                                                                                     ---------     ---------
                                                                                     $ 614,822     $ 612,017
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

                                    CEC ENTERTAINMENT, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   AND COMPREHENSIVE INCOME
                                          (Unaudited)
                              (Thousands, except per share data)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                April 3, 2005    March 28, 2004
                                                                -------------    --------------

Food and beverage revenues...................................     $ 139,044        $ 136,339
Games and merchandise revenues...............................        74,242           69,741
Franchise fees and royalties.................................           795              861
Interest income .............................................             5                7
                                                                  ---------        ---------
                                                                    214,086          206,948
                                                                  ---------        ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies.....................        25,568           24,478
     Games and merchandise...................................         8,324            8,643
     Labor...................................................        53,825           53,238
                                                                  ---------        ---------
                                                                     87,717           86,359
   Selling, general and administrative expenses..............        25,417           23,832
   Depreciation and amortization.............................        14,397           13,378
   Interest expense..........................................           723              483
   Other operating expenses..................................        33,555           31,951
                                                                  ---------        ---------
                                                                    161,809          156,003
                                                                  ---------        ---------

Income before income taxes...................................        52,277           50,945

Income taxes.................................................        20,023           19,512
                                                                  ---------        ---------

Net income ..................................................        32,254           31,433

Other comprehensive loss, net of tax:
   Foreign currency translation..............................          (135)             (14)
                                                                  ---------        ---------

Comprehensive income.........................................     $  32,119        $  31,419
                                                                  =========        =========

Earnings per share:
   Basic:
     Net income .............................................     $     .89        $     .82
                                                                  =========        =========
     Weighted average shares outstanding.....................        36,205           38,310
                                                                  =========        =========
   Diluted:
     Net income  ............................................     $     .86        $     .79
                                                                  =========        =========
     Weighted average shares outstanding.....................        37,451           39,607
                                                                  =========        =========









                   See notes to condensed consolidated financial statements.

                                   CEC ENTERTAINMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                         (Thousands)


                                                                      Amounts       Shares
                                                                     ---------     --------

Common stock and capital in excess of par value:
   Balance, beginning of year...................................     $ 251,547      55,557
   Stock options exercised......................................         3,100         144
 Tax benefit from exercise of options ..........................           497
 Stock issued under 401(k) plan.................................           456          11
                                                                     ---------     -------
 Balance, April 3, 2005.........................................       255,600      55,712
                                                                     ---------     =======

Retained earnings:
   Balance, beginning of year...................................       433,267
   Net income...................................................        32,254
                                                                     ---------
   Balance, April 3, 2005.......................................       465,521
                                                                     ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year...................................         1,476
   Foreign currency translation.................................          (135)
                                                                     ---------
   Balance, April 3, 2005.......................................         1,341
                                                                     ---------

Treasury shares:
   Balance, beginning of year...................................      (325,560)     19,211
   Treasury stock acquired......................................       (23,594)        637
                                                                     ---------     -------
   Balance, April 3, 2005.......................................      (349,154)     19,848
                                                                     ---------     =======

Total shareholders' equity......................................     $ 373,308
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

                                             CEC ENTERTAINMENT, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                   (Thousands)


                                                                                         Three Months Ended
                                                                                  --------------------------------
                                                                                  April 3, 2005     March 28, 2004
                                                                                  -------------     --------------
Operating activities:
   Net income ...............................................................        $ 32,254          $ 31,433
   Adjustments to reconcile net income to cash
       provided by operations:
     Depreciation and amortization...........................................          14,397            13,378
     Deferred income taxes...................................................          (1,410)            4,414
     Tax benefit from exercise of stock options..............................             497             1,235
     Other...................................................................           2,862             3,111
     Net change in receivables, inventory, prepaids, payables and
       accrued liabilities...................................................          12,134            20,310
                                                                                     --------          --------
         Cash provided by operations.........................................          60,734            73,881
                                                                                     --------          --------

Investing activities:
   Purchases of property and equipment.......................................         (15,709)          (16,434)
   Decrease in other assets..................................................             280                60
                                                                                     --------          --------
     Cash used in investing activities.......................................         (15,429)          (16,374)
                                                                                     --------          --------

Financing activities:
   Payments on debt and line of credit ......................................         (25,134)          (27,552)
   Exercise of stock options ................................................           3,100             3,982
   Repurchase of common stock ...............................................         (23,594)          (29,834)
   Other ...................................................................              288               294
                                                                                     --------          --------
     Cash used in financing activities.......................................         (45,340)          (53,110)
                                                                                     --------          --------

Increase (decrease) in cash and cash equivalents ............................             (35)            4,397
Cash and cash equivalents, beginning of period...............................          11,798             8,067
                                                                                     --------          --------
Cash and cash equivalents, end of period.....................................        $ 11,763          $ 12,464
                                                                                     ========          ========














                            See notes to condensed consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed financial statements for the periods ended April 3, 2005 and March 28, 2004 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2005. Results of operations for the periods ended April 3, 2005 and March 28, 2004 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

                                                            Three Months Ended
                                                          ----------------------
                                                          April 3,     March 28,
                                                            2005         2004
                                                          --------     --------

Net income ............................................   $ 32,254     $ 31,433
                                                          ========     ========

Basic:
   Weighted average common shares outstanding..........     36,205       38,310
                                                          ========     ========
   Earnings per common share...........................   $    .89     $    .82
                                                          ========     ========

Diluted:
   Weighted average common shares outstanding..........     36,205       38,310
   Potential common shares for stock options...........      1,246        1,297
                                                          --------     --------
   Weighted average shares outstanding.................     37,451       39,607
                                                          ========     ========
   Earnings per common and potential
      common share.....................................   $    .86     $    .79
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

                                                            Three Months Ended
                                                           ---------------------
                                                           April 3,    March 28,
                                                             2005        2004
                                                           --------    ---------

Net income, as reported................................    $ 32,254    $ 31,433
Fair value based compensation expense, net of taxes....      (1,671)     (1,436)
                                                           --------    --------
Pro-forma net income ..................................    $ 30,583    $ 29,997
                                                           ========    ========


Earnings per Share:
Basic:
   As reported.........................................    $    .89    $    .82
   Pro-forma...........................................    $    .84    $    .78
Diluted:
   As reported.........................................    $    .86    $    .79
   Pro-forma...........................................    $    .82    $    .76

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2005 and 2004 is shown below.

                                                       Three Months Ended
                                                 -------------------------------
                                                 April 3, 2005    March 28, 2004
                                                 -------------    --------------
   Revenue......................................     100.0%           100.0%
                                                    ------           ------
   Costs and expenses:
      Cost of sales:
         Food, beverage and related supplies....      11.9             11.8
         Games and merchandise..................       3.9              4.2
         Labor..................................      25.1             25.7
                                                    ------           ------
                                                      40.9             41.7
      Selling, general and administrative.......      11.9             11.5
      Depreciation and amortization.............       6.7              6.5
      Interest expense..........................        .4               .2
      Other operating expenses..................      15.7             15.4
                                                    ------           ------
                                                      75.6             75.3
                                                    ------           ------
   Income before income taxes...................      24.4             24.7
   Income tax expense ..........................       9.3              9.4
                                                    ------           ------
   Net income ..................................      15.1%            15.3%
                                                    ======           ======

     Revenues

     Revenues increased 3.4% to $214.1 million in the first quarter of 2005 from $206.9 million in the first quarter of 2004 due to an increase in the number of Company-operated restaurants. Comparable store sales decreased 1.8% between the periods. First quarter comparable store sales were negatively impacted by the shift of the seasonally strong first week of the year into the fourth quarter of 2004. On a same week basis, calculated by comparing the 13 weeks included in the first quarter of 2005 to the same 13 weeks in fiscal year 2004, comparable store sales growth was 0.2%. The shift of the Easter holiday into the first quarter of 2005 also negatively impacted sales. However, this negative impact was offset by the benefit of a large percentage of spring breaks falling in March 2005 versus April 2004. During the full year of 2004, the Company opened 29 new restaurants, acquired three restaurants from franchisees and closed one restaurant. During the first three months of 2005, the Company opened four new restaurants and has 453 Company-operated restaurants at April 3, 2005. Menu prices increased approximately 3.6% between the first quarter of 2004 and the first quarter of 2005.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 75.6% in the first quarter of 2005 from 75.3% in the first quarter of 2004.

     Cost of sales decreased as a percentage of revenues to 40.9% in the first quarter of 2005 from 41.7% in the comparable period of 2004. Cost of food, beverage, and related supplies as a percentage of revenues increased to 11.9% in the first quarter of 2005 from 11.8% in the first quarter of 2004, due to higher commodity costs which were partially offset by the menu price increase. Cost of games and merchandise as a percentage of revenues decreased to 3.9% in the first quarter of 2005 from 4.2% in the first quarter of 2004 due primarily to the menu price increase. Labor expense as a percentage of revenues decreased to 25.1% in the first quarter of 2005 from 25.7% in the first quarter of 2004 primarily due to improved operational efficiency.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.9% in the first three months of 2005 from 11.5% in the first three months of 2004. The increase was primarily due to a recognition and reward conference for restaurant general managers held in the first quarter of 2005.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 6.7% in the first quarter of 2005 from 6.5% in the first quarter of 2004 due to capital invested in new and existing restaurants.

     Interest expense as a percentage of revenues increased to 0.4% in the first three months of 2005 from 0.2% in the first three months of 2004 primarily due to an increase in interest rates and outstanding debt.

     Other operating expenses increased as a percentage of revenues to 15.7% in the first quarter of 2005 from 15.4% in the first quarter of 2004 primarily due to the decrease in comparable store sales.

     The Company's effective income tax rate was 38.3% in the first quarters of both 2005 and 2004.

     Net Income

     The Company had net income of $32.3 million in the first quarter of 2005 compared to $31.4 million in the first quarter of 2004 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 8.9% to $.86 per share in the first quarter of 2005 from $.79 per share in the first quarter of 2004 due to the 2.6% increase in net income discussed above and a 5.4% decrease in the number of weighted average shares outstanding.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations was $60.7 million in the first quarter of 2005 compared to $73.9 million in the first quarter of 2004. Net cash outflows from investing activities for the first quarter of 2005 were $15.4 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first quarter of 2005 were $45.3 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $92.2 million at January 2, 2005 to $79.7 million at April 3, 2005 due primarily to the timing of payments for various accrued expenses and payments made on the Company's line of credit. Included in working capital are borrowings on the Company's line of credit that is scheduled to mature in December 2005. The Company intends to extend the maturity date on its line of credit agreement.

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

     In 2005, the Company plans to add 30 to 35 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2005 is approximately $1.8 million per restaurant. At the beginning of 2005, the Company identified potential development opportunities for approximately 250 restaurants including those restaurants expected to open in 2005.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $50,000 to $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the Toddler Zone (r). The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese's logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating decor, a new menu board and enhanced lighting. The Company intends to complete approximately 60 to 70 major remodels in 2005 with an average capital cost of $250,000 to $300,000 per restaurant. Approximately one quarter of the major remodels will also include the new exterior and interior identity depending on the age and condition of the building exterior, signage and awnings. In addition, the Company intends on expanding the square footage in approximately five to seven restaurants during 2005. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     The Company expects the aggregate capital costs in 2005 of completing the game enhancement initiative, major remodels, expanding the square footage of existing restaurants and the exterior and interior remodels to total approximately $30 million and impact approximately 160 restaurants.

     During the first quarter of 2005, the Company opened four new restaurants, completed six major remodels, including four remodels with a new exterior and interior identity, and 19 game rotation upgrades. The Company currently estimates that capital expenditures in 2005 will be $100 to $105 million, including the $30 million the Company is expecting to invest to remodel existing stores. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 19.0 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $344.4 million. During the first quarter of 2005, the Company repurchased 637,300 shares at an aggregate purchase price of approximately $23.6 million. At the end of the first quarter of 2005, approximately $40.5 million remained available for repurchase under a $100 million repurchase authorization approved by the Company's Board of Directors in August 2004.

     The Company has available borrowings under its line of credit agreement of $132.5 million that is scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.75% to 1.50%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of April 3, 2005, there were $53.0 million in borrowings under this line of credit and outstanding letters of credit of $7.5 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain net worth of $326 million as of April 3, 2005, a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and rent ratio of 3.25 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At April 3, 2005, the Company was in compliance with all of the above debt covenants. The Company intends to extend the maturity date of its line of credit agreement.

Critical Accounting Policies and Estimates

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

     Impairment of Long-Lived Assets

     The  Company   periodically   reviews  the   estimated   useful  lives  and
recoverability of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset, and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis, unless factors indicate the carrying amounts of the assets may not be recoverable from estimated future cash flows and an impairment write-down is necessary.

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123
(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees.

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

Forward Looking Statements

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant and entertainment industries, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance and labor costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.


Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     In connection with the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In performing this evaluation, the Company's management considered the Company's lease accounting practices discussed below and the Company's decision to restate certain of its previously issued financial statements to reflect the correction in its lease accounting. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of January 2, 2005. The Company subsequently remediated this deficiency in its disclosure controls and procedures by instituting additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. After these remedial measures and a re-evaluation of the effectiveness and design of its disclosure controls and procedures, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls were effective as of April 3, 2005, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management's annual report on internal control over financial reporting contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, management determined that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company's computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company's internal control over financial reporting as of January 2, 2005. To remediate the material weakness in internal control over financial reporting, the Company instituted additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.


     The following table presents information related to repurchases of common stock the Company made during the first quarter of 2005 pursuant to a repurchase program authorized by the Company's Board of Directors in August 2004 to purchase up to $100 million in the Company's common stock:

                                                                   Cummulative         Maximum Dollar
                                                                 Number of Shares     Amount that May
                            Total Number of    Average Price     Purchased Under     Yet be Purchased
                           Shares Purchased    Paid per Share      the Program       Under the Program
                           ----------------    --------------    ----------------    -----------------

Jan. 3  - Jan. 30, 2005            -                  -              1,005,600          $ 64,065,347
Jan. 31 - Feb. 27, 2005            -                  -              1,005,600          $ 64,065,347
Feb. 28 - Apr. 3, 2005          637,300            $ 37.02           1,642,900          $ 40,471,193
                               --------
Total                           637,300            $ 37.02
                               ========


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first quarter of 2005.


Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits

        10(a) 2005 Employment Agreement dated March 29, 2005, between the Company and Richard M. Frank (filed as Exhibit 10(a) to the Company's Form 8-K filed on April 1, 2005, and incorporated herein by reference).

        10(b) 2005 Employment Agreement dated March 29, 2005, between the Company and Michael H. Magusiak (filed as Exhibit 10(b) to the Company's Form 8-K filed on April 1, 2005, and incorporated herein by reference).

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

     b) Reports on Form 8-K

          During the first quarter and to present, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated February 1, 2005, announcing nonreliance on previously issued financial statements.

          A current report on Form 8-K, dated March 2, 2005, announcing fourth quarter 2004 financial results.

          A current report on Form 8-K, dated April 1, 2005, furnishing employment agreements between the Company and Richard M. Frank and Michael H. Magusiak.

          A current report on Form 8-K, dated April 9, 2005, announcing the expansion of its Board of Directors by the additions of a new member.

          A current report on Form 8-K, dated April 20, 2005, announcing first quarter 2005 financial results.



                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: May 12, 2005           By: /s/ Richard M. Frank
                                  ----------------------------------------------
                                  Richard M. Frank
                                  Chairman of the Board, Chief Executive Officer and Director
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  ----------------------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  ----------------------------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)