Form 10-Q
period 2005-07-03
CEC ENTERTAINMENT INC
filed 2005-08-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2005.


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At August 8, 2005, an aggregate of 35,060,822 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets...............................     3
      Condensed Consolidated Statements of Earnings and Comprehensive
         Income...........................................................     4
      Condensed Consolidated Statement of Shareholders' Equity............     6
      Condensed Consolidated Statements of Cash Flows ....................     7
      Notes to Condensed Consolidated Financial Statements................     8

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................    10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....    16

   Item 4.  Controls and Procedures.......................................    16

Part II - Other Information:

   Item 1.  Legal Proceedings.............................................    17

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
      of Equity Securities................................................    17

   Item 4.  Submission of Matters to a Vote of Security Holders...........    17

   Item 6.  Exhibits and Reports on Form 8-K..............................    18

Signatures................................................................    19

Certifications............................................................    20

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


                                             CEC ENTERTAINMENT, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Thousands, except share data)

                                                     ASSETS
                                                                                      July 3,        January 2,
                                                                                        2005            2005
                                                                                    -----------     -----------
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents....................................................     $   9,611       $  11,798
   Accounts receivable..........................................................        15,141          13,482
   Inventories..................................................................        11,919          12,171
   Prepaid expenses.............................................................         9,144           7,444
   Deferred tax asset...........................................................         1,763           1,763
                                                                                     ---------       ---------
      Total current assets......................................................        47,578          46,658
                                                                                     ---------       ---------

Property and equipment, net.....................................................       567,231         563,081
                                                                                     ---------       ---------

Other assets....................................................................         1,122           2,278
                                                                                     ---------       ---------
                                                                                     $ 615,931       $ 612,017
                                                                                     =========       =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $     534       $  78,279
   Accounts payable.............................................................        22,927          24,294
   Accrued liabilities..........................................................        32,957          36,329
                                                                                     ---------       ---------
      Total current liabilities.................................................        56,418         138,902
                                                                                     ---------       ---------

Long-term debt, less current portion............................................       100,669          11,673
                                                                                     ---------       ---------

Deferred rent...................................................................        58,545          53,427
                                                                                     ---------       ---------

Deferred tax liability..........................................................        34,386          36,429
                                                                                     ---------       ---------

Accrued insurance...............................................................        10,750          10,856
                                                                                     ---------       ---------

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 55,973,127
      and 55,556,857 shares issued, respectively ...............................         5,597           5,556
   Capital in excess of par value...............................................       257,823         245,991
   Retained earnings ...........................................................       479,957         433,267
   Accumulated other comprehensive income ......................................         1,333           1,476
   Less treasury shares of 20,921,268 and 19,210,568, respectively, at cost.....      (389,547)       (325,560)
                                                                                     ---------       ---------
                                                                                       355,163         360,730
                                                                                     ---------       ---------
                                                                                     $ 615,931       $ 612,017
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



                                    CEC ENTERTAINMENT, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   AND COMPREHENSIVE INCOME
                                          (Unaudited)
                              (Thousands, except per share data)

                                                                    Three Months Ended
                                                             --------------------------------
                                                             July 3, 2005       June 27, 2004
                                                             ------------       -------------

Food and beverage revenues..............................       $ 109,455          $ 108,739
Games and merchandise revenues..........................          58,253             55,826
Franchise fees and royalties............................             685                852
Interest income ........................................               8                  7
                                                               ---------          ---------
                                                                 168,401            165,424
                                                               ---------          ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies................          19,837             21,307
     Games and merchandise..............................           6,707              7,218
     Labor..............................................          48,622             47,688
                                                               ---------          ---------
                                                                  75,166             76,213
   Selling, general and administrative expenses.........          21,416             20,047
   Depreciation and amortization........................          15,780             13,880
   Interest expense.....................................             984                485
   Other operating expenses.............................          31,659             31,436
                                                               ---------          ---------
                                                                 145,005            142,061
                                                               ---------          ---------

Income before income taxes..............................          23,396             23,363

Income taxes............................................           8,960              8,947
                                                               ---------          ---------

Net income .............................................          14,436             14,416

Other comprehensive loss, net of tax:
   Foreign currency translation.........................              (8)              (124)
                                                               ---------          ---------

Comprehensive income....................................       $  14,428          $  14,292
                                                               =========          =========

Earnings per share:
   Basic:
     Net income ........................................       $     .41          $     .38
                                                               =========          =========
     Weighted average shares outstanding................          35,255             37,507
                                                               =========          =========
   Diluted:
     Net income  .......................................       $     .40          $     .37
                                                               =========          =========
     Weighted average shares outstanding................          36,473             38,604
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



                                    CEC ENTERTAINMENT, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   AND COMPREHENSIVE INCOME
                                          (Unaudited)
                              (Thousands, except per share data)

                                                                     Six Months Ended
                                                             --------------------------------
                                                             July 3, 2005       June 27, 2004
                                                             ------------       -------------

Food and beverage revenues..............................       $ 248,499          $ 245,078
Games and merchandise revenues..........................         132,495            125,567
Franchise fees and royalties............................           1,480              1,713
Interest income ........................................              13                 14
                                                               ---------          ---------
                                                                 382,487            372,372
                                                               ---------          ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies................          45,405             45,785
     Games and merchandise..............................          15,031             15,860
     Labor..............................................         102,447            100,927
                                                               ---------          ---------
                                                                 162,883            162,572
   Selling, general and administrative expenses.........          46,833             43,879
   Depreciation and amortization........................          30,177             27,258
   Interest expense.....................................           1,707                968
   Other operating expenses.............................          65,214             63,387
                                                               ---------          ---------
                                                                 306,814            298,064
                                                               ---------          ---------

Income before income taxes..............................          75,673             74,308

Income taxes............................................          28,983             28,459
                                                               ---------          ---------

Net income .............................................          46,690             45,849

Other comprehensive loss, net of tax:
   Foreign currency translation.........................            (143)              (138)
                                                               ---------          ---------

Comprehensive income....................................       $  46,547          $  45,711
                                                               =========          =========

Earnings per share:
   Basic:
     Net income ........................................       $    1.31          $    1.21
                                                               =========          =========
     Weighted average shares outstanding................          35,736             37,910
                                                               =========          =========
   Diluted:
     Net income  .......................................       $    1.26          $    1.17
                                                               =========          =========
     Weighted average shares outstanding................          36,963             39,107
                                                               =========          =========







                   See notes to condensed consolidated financial statements.



                                   CEC ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                         (Thousands)


                                                                  Amounts            Shares
                                                                 ---------          --------

Common stock and capital in excess of par value:
   Balance, beginning of year.............................       $ 251,547           55,557
   Stock options exercised................................           8,901              405
 Tax benefit from exercise of options ....................           2,515
 Stock issued under 401(k) plan...........................             457               11
                                                                 ---------          -------
 Balance, July 3, 2005....................................         263,420           55,973
                                                                 ---------          =======

Retained earnings:
   Balance, beginning of year.............................         433,267
   Net income.............................................          46,690
                                                                 ---------
   Balance, July 3, 2005..................................         479,957
                                                                 ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year.............................           1,476
   Foreign currency translation...........................            (143)
                                                                 ---------
   Balance, July 3, 2005..................................           1,333
                                                                 ---------

Treasury shares:
   Balance, beginning of year.............................        (325,560)          19,211
   Treasury stock acquired................................         (63,987)           1,710
                                                                 ---------          -------
   Balance, July 3, 2005..................................        (389,547)          20,921
                                                                 ---------          =======

Total shareholders' equity................................       $ 355,163
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



                                              CEC ENTERTAINMENT, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                    (Thousands)


                                                                                          Six Months Ended
                                                                                  --------------------------------
                                                                                  July 3, 2005       June 27, 2004
                                                                                  ------------       -------------
Operating activities:
   Net income ...............................................................       $ 46,690            $ 45,849
   Adjustments to reconcile net income to cash
     provided by operations:
     Depreciation and amortization...........................................         30,177              27,258
     Deferred income tax expense.............................................         (2,043)              6,206
     Tax benefit from exercise of stock options..............................          2,515               1,844
     Other...................................................................          2,207               2,313
     Net change in receivables, inventories, prepaids, payables and
       accrued liabilities...................................................         (7,846)              4,638
     Leasehold reimbursements from lessors...................................          3,394               3,650
                                                                                    --------            --------
     Cash provided by operations.............................................         75,094              91,758
                                                                                    --------            --------

Investing activities:
   Purchases of property and equipment.......................................        (34,336)            (39,787)
   (Increase) decrease in other assets.......................................            993                 (87)
                                                                                    --------            --------
     Cash used in investing activities.......................................        (33,343)            (39,874)
                                                                                    --------            --------

Financing activities:
   Proceeds on line of credit ...............................................         39,000              27,000
   Payments on debt and line of credit ......................................        (28,276)            (28,705)
   Exercise of stock options ................................................          8,901               8,677
   Repurchase of common stock ...............................................        (63,987)            (56,338)
   Other ....................................................................            424                 484
                                                                                    --------            --------
     Cash used in financing activities.......................................        (43,938)            (48,882)
                                                                                    --------            --------

Increase (decrease) in cash and cash equivalents ............................         (2,187)              3,002
Cash and cash equivalents, beginning of period...............................         11,798               8,067
                                                                                    --------            --------
Cash and cash equivalents, end of period.....................................       $  9,611            $ 11,069
                                                                                    ========            ========

















                             See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     1.   Interim financial statements:

     In the opinion of management, the accompanying condensed financial statements for the periods ended July 3, 2005 and June 27, 2004 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2005. Results of operations for the periods ended July 3, 2005 and June 27, 2004 are not necessarily indicative of the results for the full year.


2.   Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):


                                                                Three Months Ended             Six Months Ended
                                                             -----------------------       -----------------------
                                                              July 3,       June 27,        July 3,       June 27,
                                                               2005           2004           2005           2004
                                                             --------       --------       --------       --------

Net income ...........................................       $ 14,436       $ 14,416       $ 46,690       $ 45,849
                                                             ========       ========       ========       ========

Basic:
   Weighted average common shares outstanding.........         35,255         37,507         35,736         37,910
                                                             ========       ========       ========       ========
   Earnings per common share..........................       $    .41       $    .38       $   1.31       $   1.21
                                                             ========       ========       ========       ========

Diluted:
   Weighted average common shares outstanding.........         35,255         37,507         35,736         37,910
   Potential common shares for stock options..........          1,218          1,097          1,227          1,197
                                                             --------       --------       --------       --------
   Weighted average shares outstanding................         36,473         38,604         36,963         39,107
                                                             ========       ========       ========       ========
   Earnings per common and potential
      common share....................................       $    .40       $    .37       $   1.26       $   1.17
                                                             =========      ========       ========       ========


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

                                                                Three Months Ended         Six Months Ended
                                                              ---------------------     ---------------------
                                                               July 3,     June 27,      July 3,     June 27,
                                                                2005         2004         2005         2004
                                                              --------     --------     --------     --------

Net income, as reported ...............................       $ 14,436     $ 14,416     $ 46,690     $ 45,849
Fair value based compensation expense, net of taxes....         (1,351)      (1,451)      (2,262)      (2,886)
                                                              --------     --------     --------     --------
Pro-forma net income applicable to common shares.......       $ 13,085     $ 12,965     $ 44,428     $ 42,963
                                                              ========     ========     ========     ========

Earnings per Share:
Basic:
   As reported.........................................       $    .41     $    .38     $   1.31     $   1.21
   Pro-forma...........................................       $    .37     $    .35     $   1.24     $   1.13

Diluted:
   As reported.........................................       $    .40     $    .37     $   1.26     $   1.17
   Pro-forma...........................................       $    .36     $    .34     $   1.20     $   1.10


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues is shown below.


                                                      Three Months Ended                Six Months Ended
                                                 ----------------------------     ----------------------------
                                                 Jul. 3, 2005   Jun. 27, 2004     Jul. 3, 2005   Jun. 27, 2004
                                                 ------------   -------------     ------------   -------------
Revenues....................................        100.0%          100.0%           100.0%          100.0%
                                                    -----           -----            -----           -----
Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies....         11.8            12.9             11.9            12.3
     Games and merchandise..................          4.0             4.4              3.9             4.3
     Labor..................................         28.9            28.8             26.8            27.1
                                                    -----           -----            -----           -----
                                                     44.7            46.1             42.6            43.7
   Selling, general and administrative......         12.7            12.1             12.2            11.8
   Depreciation and amortization............          9.4             8.4              7.9             7.3
   Interest expense.........................           .5              .3               .4              .3
   Other operating expenses.................         18.8            19.1             17.1            17.0
                                                    -----           -----            -----           -----
                                                     86.1            86.0             80.2            80.1
                                                    -----           -----            -----           -----
Income before income taxes..................         13.9            14.0             19.8            19.9
Income tax expense .........................          5.3             5.4              7.6             7.7
                                                    -----           -----            -----           -----
Net income .................................          8.6%            8.6%            12.2%           12.2%
                                                    =====           =====            =====           =====

Number of Company-operated stores:
   Beginning of period......................          453             420              449             418
   New......................................            1              10                5              12
   Company purchased franchise stores.......            1                                1
   Closed...................................
                                                     ----            ----             ----            ----
   End of period............................          455             430              455             430
                                                     ====            ====             ====            ====

Number of franchise stores:
   Beginning of period......................           45              48               46              48
   New......................................            1               1                1               1
   Company purchased franchise stores.......           (1)                              (1)
   Closed...................................                                            (1)
                                                     ----            ----             ----            ----
   End of period............................           45              49               45              49
                                                     ====            ====             ====            ====




Second Quarter 2005 Compared to Second Quarter 2004

     Revenues

     Revenues increased 1.8% to $168.4 million in the second quarter of 2005 from $165.4 million in the second quarter of 2004 due to an increase in the number of Company-operated restaurants. Comparable store sales decreased 2.1% between the periods. The Company believes comparable store sales in the second quarter of 2005 were negatively impacted by ineffective sales promotions and the effect of high gasoline prices on consumer buying decisions. Comparable store sales were also negatively impacted by the shift of a large percentage of spring breaks into the first quarter of 2005 compared to the prior period. The weighted average number of Company-operated restaurants increased by 27 restaurants between the second quarter of 2004 and the second quarter of 2005. Menu prices increased approximately 3.4% between the second quarter of 2005 and the second quarter of 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased slightly to 86.1% in the second quarter of 2005 from 86.0% in the second quarter of 2004.

     Cost of sales decreased as a percentage of revenues to 44.7% in the second quarter of 2005 from 46.1% in the comparable period of 2004. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.8% in the second quarter of 2005 from 12.9% in the second quarter of 2004, due to a 24% reduction in average cheese prices paid during the second quarter of 2005 compared to the same period of the prior year, a beverage rebate from our supplier and a benefit from price increases. These improvements were partially offset by an increase in the prices of dough and pepperoni. Games and merchandise costs as a percentage of revenues decreased to 4.0% in the second quarter of 2005 from 4.4% in the second quarter of 2004 due primarily to an increase in pricing. Labor expense as a percentage of revenues increased to 28.9% in the second quarter of 2005 from 28.8% in the second quarter of 2004 primarily due to the decline in comparable store sales during the quarter.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.7% in the second quarter of 2005 from 12.1% in the second quarter of 2004. The increase was primarily due to an increase in group medical expenses and an increase in advertising expense in Canadian markets.

     Depreciation and amortization expenses as a percentage of revenues increased to 9.4% in the second quarter of 2005 from 8.4% in the second quarter of 2004 due to capital invested in new and existing restaurants and the decline in comparable store sales.

     Interest expense as a percentage of revenues increased to 0.5% in the second quarter of 2005 from 0.3% in the second quarter of 2004 primarily due to an increase in interest rates and outstanding debt.

     Other operating expenses decreased as a percentage of revenues to 18.8% in the second quarter of 2005 from 19.1% in the second quarter of 2004 primarily due to a 0.9% decrease in insurance expense as a percentage of revenues reflecting improved trends in workers compensation and general liability claims and a reduction in insurance premiums. This decrease was partially offset by the impact of the decline in comparable store sales.

     The Company's effective income tax rate was 38.3% in the second quarters of both 2005 and 2004.

     Net Income

     The Company's net income was $14.4 million in both the second quarter of 2005 and the second quarter of 2004 . The Company's diluted earnings per share increased 8.1% to $.40 per share in the second quarter of 2005 from $.37 per share in the second quarter of 2004 due to a 5.5% decrease in the number of weighted average diluted shares outstanding.


First Six Months of 2005 Compared to First Six Months of 2004

     Revenues

     Revenues increased 2.7% to $382.5 million in the first six months of 2005 from $372.4 million in the first six months of 2004 due to an increase in the number of Company-operated restaurants. Comparable store sales decreased 1.9% between the periods. Comparable store sales were negatively impacted by the shift of the seasonally strong first week of the year into the fourth quarter of 2004. On a same week basis, comparing the first 26 weeks in 2005 to the same 26 weeks in 2004 comparable store sales declined .4%. The Company believes comparable store sales in the second quarter of 2005 were also negatively impacted by ineffective sales promotions and the effect of high gasoline prices on consumer buying decisions. The weighted average number of Company-operated restaurants increased by 29 restaurants between the first six months of 2004 and the first six months of 2005. Menu prices increased approximately 3.5% between the first six months of 2005 and the first six months of 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 80.2% in the first six months of 2005 from 80.1% in the first six months of 2004.

     Cost of sales decreased as a percentage of revenues to 42.6% in the first six months of 2005 from 43.7% in the comparable period of 2004. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.9% in the first six months of 2005 from 12.3% in the first six months of 2004, due to an 11.8% reduction in average cheese prices paid during the first six months of 2005 compared to the first six months of 2004, a beverage rebate from our supplier and a menu price increase. Cost of games and merchandise as a percentage of revenues decreased to 3.9% in the first six months of 2005 from 4.3% in the first six months of 2004 due primarily to the menu price increase. Labor expense as a percentage of revenues decreased to 26.8% in the first six months of 2005 from 27.1% in the comparable period of 2004 primarily due to improved operational efficiency partially offset by the decline in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.2% in the first six months of 2005 from 11.8% in the first six months of 2004. The increase was primarily due to a recognition and reward conference for restaurant general managers held in the first quarter of 2005.

     Depreciation and amortization expenses as a percentage of revenues increased to 7.9% in the first six months of 2005 from 7.3% in the first six months of 2004 due to capital invested in new and existing restaurants and the decline in comparable store sales.

     Interest expense as a percentage of revenues increased to 0.4% in the first six months of 2005 from 0.3% in the first six months of 2004 primarily due to an increase in interest rates and outstanding debt.

     Other operating expenses increased slightly to 17.1% in the first six months of 2005 compared to 17.0% in the first six months of 2004 primarily due to the decrease in comparable store sales which was partially offset by an improvement in insurance expense as a percentage of revenues. Insurance expense decreased as a percentage of revenues due to improved trends in workers compensation and general liability claims and a reduction in insurance premiums.

     The Company's effective income tax rate was 38.3% in the first six months of both 2005 and 2004.

     Net Income

     The Company had net income of $46.7 million in the first six months of 2005 compared to $45.8 million in the first six months of 2004 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 7.7% to $1.26 per share in the first six months of 2005 from $1.17 per share in the first six months of 2004 due to the 1.8% increase in net income discussed above and a 5.5% decrease in the number of weighted average diluted shares outstanding.

Financial Condition, Liquidity and Capital Resources

     Cash provided by operations was $75.1 million in the first six months of 2005 compared to $91.8 million in the first six months of 2004. Net cash outflows from investing activities for the first six months of 2005 were $33.3 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first six months of 2005 were $43.9 million, primarily related to the repurchase of the Company's common stock offset by borrowings on the Company's line of credit and proceeds from the exercise of employee stock options. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $92.2 million at January 2, 2005 to $8.8 million at July 3, 2005 due primarily to an amendment of the Company's line of credit agreement which extended the maturity five years and resulted in the reclassification of amounts outstanding under the agreement to long-term.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development and acquisitions of existing restaurants from franchisees, (b) a game enhancement initiative that includes new games and a game rotation plan, (c) major remodels, and (d) expansions of the square footage of existing restaurants.

     In 2005, the Company plans to add 27 to 31 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2005 is approximately $1.8 million per restaurant. At the beginning of 2005, the Company identified potential development opportunities for approximately 250 restaurants including those restaurants expected to open in 2005. The Company currently expects to open approximately 100 restaurants from 2006 through 2008.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $50,000 to $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the Toddler Zone(R). The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese's logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating decor, a new menu board and enhanced lighting. The Company intends to complete approximately 60 to 70 major remodels in 2005 with an average capital cost of approximately $300,000 per restaurant. Approximately three quarters of the major remodels will also include the new exterior and interior identity depending on the age and condition of the building exterior, signage and awnings. In addition, the Company intends on expanding the square footage in approximately five to seven restaurants during 2005. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     The Company expects the aggregate capital costs in 2005 of completing the game enhancement initiative, major remodels, expanding the square footage of existing restaurants and the exterior and interior remodels to total approximately $30 million and impact approximately 160 restaurants.

     During the six months of 2005, the Company opened five new restaurants, acquired one restaurant from a franchisee, completed 17 major remodels, including 15 remodels with a new exterior and interior identity, expanded the square footage of two restaurants and 48 game rotation upgrades. The Company currently estimates that capital expenditures in 2005 will be $95 to $100 million, including the $30 million the Company is expecting to invest to remodel existing stores. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 20.1 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $384.8 million. During the first six months of 2005, the Company repurchased 1,710,700 shares at an aggregate purchase price of approximately $64.0 million. In July 2005, the Company announced completion of a previously approved plan to repurchase up to $100 million of common stock and approval by its Board of Directors of a new plan authorizing the repurchase of up to $400 million of common stock.

     In July 2005, the Company amended its line of credit agreement to provide for borrowings up to $200 million for a term of five years. The credit facility replaces the Company's previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit agreement is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.50%. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization ratio of 3.0 to
1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At July 3, 2005, the Company had borrowings outstanding under the previous line of credit agreement of $89.0 million and outstanding letters of credit of $10.9 million. At July 3, 2005, the Company was in compliance with all of its debt covenants.


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

New Accounting Standards

     In May 2005, the FASB issued Statement of Financial Accounting Standards No., 154, "Accounting changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No.154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

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

Website Access to Company Reports

     The Company's website address is www.chuckecheese.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by the Company's officers, directors and stockholders holding 10% or more of common stock and all amendments to those reports are available free of charge through the website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.


Item 4: Controls and Procedures

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 3, 2005, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

                           PART II - OTHER INFORMATION


Item 1: Legal Proceedings

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents information related to repurchases of common stock the Company made during the second quarter of 2005 pursuant to a repurchase program authorized by the Company's Board of Directors in August 2004 to purchase up to $100 million in the Company's common stock:

                                                                       Cumulative         Maximum Dollar
                                                                    Number of Shares      Amount that May
                             Total Number of     Average Price      Purchased Under      Yet be Purchased
                            Shares Purchased     Paid per Share       the Program        Under the Program
                            ----------------     --------------     ----------------     -----------------

Apr. 4 - May 1, 2005              573,700           $ 37.29             2,216,600           $ 19,074,562
May 2 - May 29, 2005              499,700           $ 38.01             2,716,300           $     78,893
May 30 - Jul. 3, 2005
                               ----------
Total                           1,073,400           $ 37.63
                               ==========

     In July 2005, the Company announced completion of a previously approved plan to repurchase up to $100 million of common stock and approval by its Board of Directors of a new plan authorizing the repurchase of up to $400 million of common stock.

Item 4: Submission of Matters to a Vote of Security Holders

     On May 19, 2005, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard T. Huston, Cynthia I. Pharr Lee and Raymond E. Wooldridge to serve the Company as directors. The following votes were cast with respect to the election of these directors:

                                       For               Withheld
     Richard T. Huston              31,414,298          2,636,791
     Cynthia I. Pharr Lee           31,057,426          2,993,663
     Raymond E. Wooldridge          32,706,789          1,344,300

     Richard M. Frank, Michael H. Magusiak, Tim T. Morris, Louis P. Neeb, and Walter Tyree's terms of office as directors of the Company continued after the meeting.

     Next, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. The Audit Committee had selected the firm of Deloitte & Touche LLP, an independent registered public accounting firm, to be the Company's auditors, which selection had been approved by the Board of Directors. Deloitte & Touche LLP had served in this capacity for the year 2004. The following votes were cast with respect to the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm:

                 For                  Against            Abstain
              33,336,308              704,521             10,260

     Finally, the shareholders approved the adoption of a Non-Employee Directors Restricted Stock Plan. The Restricted Stock Plan provides for the granting of Common Stock to non-employee Directors for such consideration, if any, and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions and other terms and conditions as are established by the Compensation Committee of the Board of Directors. Subject to any adjustments made as a result of various changes in the capitalization of the Company, the aggregate number of shares of Common Stock which may be granted under the Restricted Stock Plan shall not exceed 50,000 shares, plus any shares of Common Stock previously awarded which are forfeited or terminated. The following votes were cast with respect to the adoption of the Non-Employee Directors Restricted Stock Plan:

        For               Against             Abstain           No Vote
     24,893,190          6,387,737            730,315          2,039,847


Item 6: Exhibits and Reports on Form 8-K

     a) Exhibits

          10(c) Credit  Agreement,  in the stated amount of $200,000,000,  dated
               July 18, 2005, between CEC Entertainment Concepts, L.P. and Bank of America, N.A., JP Morgan Chase Bank, N.A., SunTrust Bank, and the other Lenders (filed as exhibit 10(a)(1) to the Company's Form 8-K filed on July 21, 2005, incorporated herein by reference).

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


     b) Reports on Form 8-K

          During the second quarter and to present, we filed or furnished the following reports on Form 8-K:

               A current report on Form 8-K, dated April 9, 2005, announcing the expansion of its Board of Directors by the addition of a new member.

               A current report on Form 8-K, dated April 20, 2005, announcing first quarter 2005 financial results.

               A current report on Form 8-K, dated July 21, 2005, furnishing a new Credit Agreement between CEC Entertainment Concepts, L.P. and Bank of America, N.A., JP Morgan Chase Bank, N.A., SunTrust Bank, and the other Lenders.

               A current report on Form 8-K, dated July 26, 2005, announcing second quarter 2005 financial results.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: August 11, 2005       By:  /s/ Richard M. Frank
                                  -----------------------------
                                  Richard M. Frank
                                  Chairman of the Board, Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  -----------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  -----------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)