Form 10-Q
period 2005-10-02
CEC ENTERTAINMENT INC
filed 2005-11-14
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2005.
          ----------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

     At November 7, 2005, an aggregate of 34,120,913 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

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

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 16

   Item 4. Controls and Procedures........................................... 17

Part II - Other Information:

   Item 1. Legal Proceedings................................................. 18

   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
     of Equity Securities.................................................... 18

   Item 6. Exhibits and Reports on Form 8-K.................................. 18

Signatures................................................................... 19

Certifications............................................................... 20

                         PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements


                                             CEC ENTERTAINMENT, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Thousands, except share data)

                                                     ASSETS
                                                                                      Oct. 2,        January 2,
                                                                                        2005            2005
                                                                                    -----------     -----------
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents....................................................     $  10,781       $  11,798
   Accounts receivable..........................................................        15,859          13,482
   Inventories..................................................................        14,088          12,171
   Prepaid expenses.............................................................         9,078           7,444
   Deferred tax asset...........................................................         1,763           1,763
                                                                                     ---------       ---------
      Total current assets......................................................        51,569          46,658
                                                                                     ---------       ---------

Property and equipment, net.....................................................       575,741         563,081
                                                                                     ---------       ---------

Other assets....................................................................         2,043           2,278
                                                                                     ---------       ---------
                                                                                     $ 629,353       $ 612,017
                                                                                     =========       =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $     590       $  78,279
   Accounts payable.............................................................        26,469          24,294
   Accrued liabilities..........................................................        37,150          36,329
                                                                                     ---------       ---------
      Total current liabilities.................................................        64,209         138,902
                                                                                     ---------       ---------

Long-term debt, less current portion............................................       115,468          11,673
                                                                                     ---------       ---------

Deferred rent...................................................................        59,113          53,427
                                                                                     ---------       ---------

Deferred tax liability..........................................................        29,693          36,429
                                                                                     ---------       ---------

Accrued insurance...............................................................        10,750          10,856
                                                                                     ---------       ---------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 56,000,490
      and 55,556,857 shares issued, respectively ...............................         5,600           5,556
   Capital in excess of par value...............................................       260,311         245,991
   Retained earnings ...........................................................       496,237         433,267
   Accumulated other comprehensive income ......................................         1,650           1,476
   Less treasury shares of 21,676,588 and 19,210,568, respectively, at cost.....      (413,678)       (325,560)
                                                                                     ---------       ---------
                                                                                       350,120         360,730
                                                                                     ---------       ---------
                                                                                     $ 629,353       $ 612,017
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



                                      CEC ENTERTAINMENT, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE INCOME
                                            (Unaudited)
                                 (Thousands, except per share data)

                                                                         Three Months Ended
                                                                  --------------------------------
                                                                  Oct. 2, 2005      Sept. 26, 2004
                                                                  ------------      --------------

Food and beverage revenues...................................       $ 114,284          $ 120,416
Games and merchandise revenues...............................          64,527             62,394
Franchise fees and royalties.................................             769                807
Interest income .............................................               9                  5
                                                                    ---------          ---------
       Total revenues........................................         179,589            183,622
                                                                    ---------          ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies.....................          21,316             22,152
     Games and merchandise...................................           7,875              7,922
     Labor...................................................          49,888             49,928
                                                                      -------          ---------
       Total cost of sales...................................          79,079             80,002
   Selling, general and administrative expenses..............          21,378             21,410
   Depreciation and amortization.............................          15,377             14,220
   Interest expense..........................................           1,072                599
   Other operating expenses..................................          36,298             33,169
                                                                    ---------          ---------
       Total costs and expenses..............................         153,204            149,400
                                                                    ---------          ---------

Income before income taxes...................................          26,385             34,222

Income taxes.................................................          10,105             13,108
                                                                    ---------          ---------

Net income ..................................................          16,280             21,114

Other comprehensive gain, net of tax:
   Foreign currency translation..............................             317                425
                                                                    ---------          ---------

Comprehensive income.........................................       $  16,597          $  21,539
                                                                    =========          =========

Earnings per share:
   Basic:
     Net income .............................................       $     .47          $     .57
                                                                    =========          =========
     Weighted average shares outstanding.....................          34,954             36,834
                                                                    =========          =========
   Diluted:
     Net income  ............................................       $     .45          $     .56
                                                                    =========          =========
     Weighted average shares outstanding.....................          36,004             37,970
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



                                      CEC ENTERTAINMENT, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE INCOME
                                            (Unaudited)
                                 (Thousands, except per share data)

                                                                          Nine Months Ended
                                                                  --------------------------------
                                                                  Oct. 2, 2005      Sept. 26, 2004
                                                                  ------------      --------------

Food and beverage revenues...................................       $ 362,783          $ 365,494
Games and merchandise revenues...............................         197,022            187,961
Franchise fees and royalties.................................           2,249              2,520
Interest income .............................................              22                 19
                                                                    ---------          ---------
       Total revenues........................................         562,076            555,994
                                                                    ---------          ---------

Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies.....................          66,721             67,937
     Games and merchandise...................................          22,906             23,782
     Labor...................................................         152,335            150,855
                                                                    ---------          ---------
       Total cost of sales...................................         241,962            242,574
   Selling, general and administrative expenses..............          68,211             65,289
   Depreciation and amortization.............................          45,554             41,478
   Interest expense..........................................           2,779              1,567
   Other operating expenses..................................         101,512             96,556
                                                                    ---------          ---------
       Total costs and expenses..............................         460,018            447,464
                                                                    ---------          ---------

Income before income taxes...................................         102,058            108,530

Income taxes.................................................          39,088             41,567
                                                                    ---------          ---------

Net income ..................................................          62,970             66,963

Other comprehensive gain, net of tax:
   Foreign currency translation..............................             174                287
                                                                    ---------          ---------

Comprehensive income.........................................       $  63,144          $  67,250
                                                                    =========          =========

Earnings per share:
   Basic:
     Net income .............................................       $    1.78          $    1.78
                                                                    =========          =========
     Weighted average shares outstanding.....................          35,475             37,551
                                                                    =========          =========
   Diluted:
     Net income  ............................................       $    1.72          $    1.73
                                                                    =========          =========
     Weighted average shares outstanding.....................          36,658             38,726
                                                                    =========          =========







                     See notes to condensed consolidated financial statements.



                                      CEC ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            (Unaudited)
                                            (Thousands)


                                                                          Amounts          Shares
                                                                         ---------        -------

Common stock and capital in excess of par value:
   Balance, January 2, 2005.......................................       $ 251,546         55,557
   Stock options exercised........................................           9,500            432
   Tax benefit from exercise of stock options ....................           4,408
   Stock issued under 401(k) plan.................................             457             11
                                                                         ---------        -------
   Balance, October 2, 2005.......................................         265,911         56,000
                                                                         ---------        =======

Retained earnings:
   Balance, January 2, 2005.......................................         433,267
   Net income.....................................................          62,970
                                                                         ---------
   Balance, October 2, 2005.......................................         496,237
                                                                         ---------

Accumulated other comprehensive income:
   Balance, January 2, 2005.......................................           1,476
   Foreign currency translation...................................             174
                                                                         ---------
   Balance, October 2, 2005.......................................           1,650
                                                                         ---------

Treasury shares:
   Balance, January 2, 2005.......................................        (325,560)        19,211
   Treasury stock acquired........................................         (88,118)         2,466
                                                                         ---------        -------
   Balance, October 2, 2005.......................................        (413,678)        21,677
                                                                         ---------        =======

Total shareholders' equity........................................       $ 350,120
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



                                               CEC ENTERTAINMENT, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)


                                                                                           Nine Months Ended
                                                                                   --------------------------------
                                                                                   Oct. 2, 2005      Sept. 26, 2004
                                                                                   ------------      --------------
Operating activities:
   Net income ...............................................................        $  62,970          $  66,963
   Adjustments to reconcile net income to cash
     provided by operations:
     Depreciation and amortization...........................................           45,554             41,478
     Deferred income tax expense (benefit)...................................           (6,736)             9,032
     Tax benefit from exercise of stock options..............................            4,408              2,290
     Change in deferred rent.................................................            5,686              7,976
     Provision for asset write-offs..........................................            1,684                948
     Changes in current assets and liabilities:
       Accounts receivable...................................................           (2,377)             2,705
       Inventories   ........................................................           (1,917)               880
       Prepaid expense.......................................................           (1,634)              (155)
       Accounts payable......................................................            2,191             (7,270)
       Accrued expenses......................................................              821             12,726
                                                                                     ---------          ---------
         Cash provided by operating activities...............................          110,650            137,573
                                                                                     ---------          ---------

Investing activities:
   Purchases of property and equipment.......................................          (58,282)           (58,303)
   Cash received from the disposal of property, plant, and equipment.........                                 791
   (Increase) decrease in other assets.......................................               45                (21)
                                                                                     ---------          ---------
         Cash used in investing activities...................................          (58,237)           (57,533)
                                                                                     ---------          ---------

Financing activities:
   Proceeds on line of credit ...............................................           77,810             46,000
   Payments on debt and line of credit.......................................          (52,690)           (28,861)
   Proceeds from exercise of stock options ..................................            9,500             11,920
   Repurchase of common stock ...............................................          (88,118)          (103,919)
   Other ....................................................................               68                 64
                                                                                     ---------          ---------
         Cash used in financing activities...................................          (53,430)           (74,796)
                                                                                     ---------          ---------

Increase (decrease) in cash and cash equivalents ............................           (1,017)             5,244
Cash and cash equivalents, beginning of period...............................           11,798              8,067
                                                                                     ---------          ---------
Cash and cash equivalents, end of period.....................................        $  10,781          $  13,311
                                                                                     =========          =========


Supplemental cash flow information:

Cash paid during the period for:
   Interest..................................................................        $   2,453          $   1,501
   Income taxes..............................................................           48,863             28,936

Non-cash investing and financing activities:
   Investment in capital leases..............................................        $     973          $     786
   Change in construction accounts payable...................................              441                242
   Stock issued under 401(k) plan............................................              457                397


                              See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed consolidated financial statements for the periods ended October 2, 2005 and September 26, 2004 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 2, 2005. Results of operations for the periods ended October 2, 2005 and September 26, 2004 are not necessarily indicative of the results for the full year.

2.   Basis of presentation:

     Cost of sales includes the cost of food, beverage, related supplies, prizes and merchandise sold during the period and restaurant labor expenses. These amounts exclude any allocation of other operating costs including depreciation and amortization expense.

     Certain   reclassifications   have  been  made  to   conform  to  the  2005
presentation.

3.   Stock-based compensation:

     The Company accounts for its stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's pro-forma net income and earnings per share would have been as follows (thousands, except per share data):


                                                               Three Months Ended           Nine Months Ended
                                                             ----------------------      ----------------------
                                                              Oct. 2,      Sept. 26,      Oct. 2,      Sept. 26,
                                                               2005          2004          2005          2004
                                                             --------      --------      --------      --------
Net income, as reported ...............................      $ 16,280      $ 21,114      $ 62,970      $ 66,963
Fair value based compensation expense, net of taxes....        (1,357)       (1,444)       (3,620)       (4,330)
                                                             --------      --------      --------      --------
Pro-forma net income applicable to common shares.......      $ 14,923      $ 19,670      $ 59,350      $ 62,633
                                                             ========      ========      ========      ========

Earnings per Share:
Basic:
   As reported.........................................      $    .47      $    .57      $   1.78      $   1.78
   Pro-forma...........................................      $    .43      $    .53      $   1.67      $   1.67

Diluted:
   As reported.........................................      $    .45      $    .56      $   1.72      $   1.73
   Pro-forma...........................................      $    .41      $    .52      $   1.62      $   1.62


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   Earnings per common share:

     Basic earnings per common share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):


                                                               Three Months Ended           Nine Months Ended
                                                             ----------------------      ----------------------
                                                              Oct. 2,      Sept. 26,      Oct. 2,      Sept. 26,
                                                               2005          2004          2005          2004
                                                             --------      --------      --------      --------
Net income ............................................      $ 16,280      $ 21,114      $ 62,970      $ 66,963
                                                             ========      ========      ========      ========

Basic:
   Weighted average common shares outstanding..........        34,954        36,834        35,475        37,551
                                                             ========      ========      ========      ========
   Earnings per common share...........................      $    .47      $    .57      $   1.78      $   1.78
                                                             ========      ========      ========      ========

Diluted:
   Weighted average common shares outstanding..........        34,954        36,834        35,475        37,551
   Potential common shares for stock options...........         1,050         1,136         1,183         1,175
                                                             --------      --------      --------      --------
   Weighted average shares outstanding.................        36,004        37,970        36,658        38,726
                                                             ========      ========      ========      ========
   Earnings per common and potential
      common share.....................................      $    .45      $    .56      $   1.72      $   1.73
                                                             ========      ========      ========      ========


5.   Long-term debt:

     In July 2005, the Company amended its line of credit agreement to provide for borrowings up to $200 million for a term of five years. The credit facility replaces the Company's previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit agreement is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.50%. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation and amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At October 2, 2005, the Company had borrowings outstanding under the line of credit agreement of $103.3 million and outstanding letters of credit of $12.1 million. At October 2, 2005, the Company was in compliance with all of its debt covenants.


6.   Commitments and contingencies:

     From time to time, the Company is involved in litigation, which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

7.   New accounting standards:


     In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 13-1("FSP 13-1"),"Accounting for Rental Costs Incurred during a Construction Period." The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2005, the FASB ratified EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123
(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The Company does not currently anticipate that the impact on net income on a full year basis of adoption of SFAS 123(R) will be significantly different from the historical pro-forma impact as disclosed in accordance with SFAS 123.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues is shown below.



                                                     Three Months Ended               Nine Months Ended
                                                ----------------------------    ----------------------------
                                                Oct. 2, 2005  Sept. 26, 2004    Oct. 2, 2005  Sept. 26, 2004
                                                ------------  --------------    ------------  --------------
Revenues....................................        100.0%        100.0%            100.0%        100.0%
                                                    -----         -----             -----         -----
Costs and expenses:
   Cost of sales:
     Food, beverage and related supplies....         11.9          12.1              11.9          12.2
     Games and merchandise..................          4.4           4.3               4.1           4.3
     Labor..................................         27.8          27.2              27.1          27.1
                                                    -----         -----             -----         -----
       Total cost of sales..................         44.1          43.6              43.1          43.6
   Selling, general and administrative......         11.9          11.7              12.1          11.7
   Depreciation and amortization............          8.6           7.7               8.1           7.5
   Interest expense.........................           .6            .3                .5            .3
   Other operating expenses.................         20.2          18.1              18.0          17.4
                                                    -----         -----             -----         -----
       Total costs and expenses.............         85.4          81.4              81.8          80.5
                                                    -----         -----             -----         -----
Income before income taxes..................         14.6          18.6              18.2          19.5
Income tax expense .........................          5.6           7.1               7.0           7.5
                                                    -----         -----             -----         -----
Net income .................................          9.0%         11.5%             11.2%         12.0%
                                                    =====         =====             =====         =====

Number of Company-operated stores:
   Beginning of period......................          455           430               449           418
   New......................................            7             8                12            20
   Company purchased franchise stores.......                          2                 1             2
   Closed...................................
                                                    -----         -----             -----         -----
   End of period............................          462           440               462           440
                                                    =====         =====             =====         =====

Number of franchise stores:
   Beginning of period......................           45            49                46            48
   New......................................                                            1             1
   Company purchased franchise stores.......                         (2)               (1)           (2)
   Closed...................................                                           (1)
                                                    -----         -----             -----         -----
   End of period............................           45            47                45            47
                                                    =====         =====             =====         =====




Third Quarter 2005 Compared to Third Quarter 2004

     Revenues

     Revenues decreased 2.2% to $179.6 million in the third quarter of 2005 from $183.6 million in the third quarter of 2004 due to a decline in comparable store sales. Comparable store sales decreased 5.1% between the periods. The Company believes comparable store sales in the third quarter of 2005 were negatively impacted by ineffective sales promotions and the effect of high gasoline prices on consumer spending decisions. Comparable store sales were also negatively impacted by 305 lost operating days associated with Hurricanes Katrina and Rita. Lost sales from the hurricanes are estimated to have negatively impacted comparable store sales in the third quarter of 2005 by approximately 1.0%. The weighted average number of Company-operated restaurants increased by 21 restaurants between the third quarter of 2004 and the third quarter of 2005. Menu prices increased approximately 0.9% between the third quarter of 2005 and the third quarter of 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 85.4% in the third quarter of 2005 from 81.4% in the third quarter of 2004.

     Cost of sales as a percentage of revenues increased to 44.1% in the third quarter of 2005 from 43.6% in the comparable period of 2004. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.9% in the third quarter of 2005 from 12.1% in the third quarter of 2004, due primarily to menu price increases initiated in January 2005 and a reduction in beverage costs as a percentage of revenues related to a beverage credit received from our supplier. Games and merchandise costs as a percentage of revenues increased to 4.4% in the third quarter of 2005 from 4.3% in the third quarter of 2004 due primarily to margin pressure associated with negative comparable store sales. Labor expense as a percentage of revenues increased to 27.8% in the third quarter of 2005 from 27.2% in the third quarter of 2004 primarily due to the decline in comparable store sales during the quarter partially offset by a reduction in bonus expense.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.9% in the third quarter of 2005 from 11.7% in the third quarter of 2004. The increase was due primarily to fixed and semi-fixed expenses on a lower revenue base, including a 0.7% increase in advertising expense as a percentage of revenue. Support center bonus expense as a percent of revenue decreased 0.9% from the prior year partially offsetting the foregoing increases.

     Depreciation and amortization expenses as a percentage of revenues increased to 8.6% in the third quarter of 2005 from 7.7% in the third quarter of 2004 due to capital invested in new and existing restaurants and the decline in comparable store sales.

     Interest expense as a percentage of revenues increased to 0.6% in the third quarter of 2005 from 0.3% in the third quarter of 2004 primarily due to an increase in outstanding debt and interest rates.

     Other operating expenses increased as a percentage of revenues to 20.2% in the third quarter of 2005 from 18.1% in the third quarter of 2004. During the quarter, the Company recorded a $436,000 charge for estimated property damage net of expected insurance recoveries related to Hurricanes Katrina and Rita. In addition, asset write-offs as a percentage of revenues increased from the prior year including an asset impairment charge related to an underperforming restaurant. The remaining increase is related to margin pressure from the decline in comparable store sales.

     The Company's effective income tax rate was 38.3% in the third quarters of both 2005 and 2004.

     Net Income

     The Company's net income decreased to $16.3 million in the third quarter of 2005 from $21.1 million in the third quarter of 2004. The Company's diluted earnings per share was $.45 per share in the third quarter of 2005 compared to $.56 per share in the third quarter of 2004. The number of weighted average diluted shares outstanding decreased 5.2% in the third quarter of 2005 compared to the third quarter of 2004 due primarily to the repurchase of common stock.


First Nine Months of 2005 Compared to First Nine Months of 2004

     Revenues

     Revenues increased 1.1% to $562.1 million in the first nine months of 2005 from $556.0 million in the first nine months of 2004 due to an increase in the number of Company-operated restaurants. Comparable store sales decreased 3.0% between the periods. Comparable store sales were negatively impacted by the shift of the seasonally strong first week of the year into the fourth quarter of 2004. On a same week basis, comparing the first 39 weeks in 2005 to the same 39 weeks in 2004 comparable store sales declined 1.9%. The Company believes comparable store sales were negatively impacted by ineffective sales promotions and the effect of high gasoline prices on consumer buying decisions. The weighted average number of Company-operated restaurants increased by 26 restaurants between the first nine months of 2004 and the first nine months of 2005. Menu prices increased approximately 2.7% between the first nine months of 2005 and the first nine months of 2004.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 81.8% in the first nine months of 2005 from 80.5% in the first nine months of 2004.

     Cost of sales decreased as a percentage of revenues to 43.1% in the first nine months of 2005 from 43.6% in the comparable period of 2004. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.9% in the first nine months of 2005 from 12.2% in the first nine months of 2004, due to a 9.0% reduction in average cheese prices paid during the first nine months of 2005 compared to the first nine months of 2004, a beverage credit from our supplier and a menu price increase. Cost of games and merchandise as a percentage of revenues decreased to 4.1% in the first nine months of 2005 from 4.3% in the first nine months of 2004 due primarily to the menu price increase. Labor expense as a percentage of revenues was 27.1% in the first nine months of both 2005 and 2004 primarily due to improved operational efficiency offset by the decline in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.1% in the first nine months of 2005 from 11.7% in the first nine months of 2004. The increase was primarily due to a recognition and reward conference for restaurant general managers held in the first quarter of 2005 and the decline in comparable store sales.

     Depreciation and amortization expenses as a percentage of revenues increased to 8.1% in the first nine months of 2005 from 7.5% in the first nine months of 2004 due to capital invested in new and existing restaurants and the decline in comparable store sales.

     Interest expense as a percentage of revenues increased to 0.5% in the first nine months of 2005 from 0.3% in the first nine months of 2004 primarily due to an increase in interest rates and outstanding debt.

     Other operating expenses increased to 18.0% in the first nine months of 2005 compared to 17.4% in the first nine months of 2004 primarily due to the decrease in comparable store sales that was partially offset by an improvement in insurance expense as a percentage of revenues. Insurance expense decreased as a percentage of revenues due to improved trends in workers compensation and general liability claims and a reduction in insurance premiums.

     The Company's effective income tax rate was 38.3% in the first nine months of both 2005 and 2004.

     Net Income

     The Company had net income of $63.0 million in the first nine months of 2005 compared to $67.0 million in the first nine months of 2004 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share decreased 0.6% to $1.72 per share in the first nine months of 2005 from $1.73 per share in the first nine months of 2004 due to the 6.0% decrease in net income discussed above and a 5.3% decrease in the number of weighted average diluted shares outstanding.

Financial Condition, Liquidity and Capital Resources

     Cash provided by operating activities was $110.7 million in the first nine months of 2005 compared to $137.6 million in the first nine months of 2004. Net cash outflows from investing activities for the first nine months of 2005 were $58.2 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first nine months of 2005 were $53.4 million, primarily related to the repurchase of the Company's common stock offset by borrowings on the Company's line of credit and proceeds from the exercise of employee stock options. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $92.2 million at January 2, 2005 to $10.4 million at October 2, 2005 due primarily to an amendment of the Company's line of credit agreement which extended the maturity five years and resulted in the reclassification of amounts outstanding under the agreement to long-term.

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

     In 2005, the Company plans to add 27 to 30 restaurants, which includes opening new restaurants and acquiring existing restaurants from franchisees. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average capital cost of all new restaurants expected to open in 2005 is approximately $1.8 million per restaurant. At the beginning of 2005, the Company identified potential development opportunities for approximately 250 restaurants including those restaurants expected to open in 2005. The Company currently expects to open approximately 90 to 100 restaurants from 2006 through 2008.

     The game enhancement initiative began in 2003 and has an average capital cost of approximately $50,000 to $60,000 per restaurant. The primary components of this plan are to provide new and transferred games and rides and, in certain stores, enhancements to the Toddler Zone(R). The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese's logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating decor, a new menu board and enhanced lighting. The average cost of a major remodel is approximately $350,000 to $400,000 per restaurant. Approximately three quarters of the major remodels will also include the new exterior and interior identity depending on the age and condition of the building exterior, signage and awnings. An expansion of the square footage of an existing restaurant can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     The Company expects the aggregate capital costs in 2005 of completing the game enhancement initiative, major remodels, expanding the square footage of existing restaurants and the exterior and interior remodels to total approximately $28 million and impact approximately 140 restaurants including 60 major remodels and expansions.

     During the nine months of 2005, the Company opened 12 new restaurants, acquired one restaurant from a franchisee, completed 50 game rotation upgrades, 37 major remodels and expanded the square footage of three restaurants. The Company currently estimates that capital expenditures in 2005 will be $95 to $100 million, including the $28 million the Company is expecting to invest to remodel existing stores. The Company plans to finance its capital expenditures through cash flows from operating activities and, if necessary, borrowings under the Company's line of credit.

     Four restaurants are currently closed related to Hurricanes Katrina and Rita. Three of the restaurants are expected to open in November and one is expected to remain closed for all of the fourth quarter. Lost sales from closed restaurants are expected to impact comparable store sales in the fourth quarter by approximately 1.0%. During the third quarter, the Company recorded a $436,000 charge for estimated property damage net of expected insurance recoveries related to Hurricanes Katrina and Rita. The Company maintains business interruption insurance coverage and is currently evaluating potential recoveries.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 20.8 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $408.9 million. In July 2005, the Company announced completion of a previously approved plan to repurchase up to $100 million of common stock and approval by its Board of Directors of a new plan authorizing the repurchase of up to $400 million of common stock. During the first nine months of 2005, the Company repurchased 2,466,020 shares at an aggregate purchase price of approximately $88.1 million.

     In July 2005, the Company amended its line of credit agreement to provide for borrowings up to $200 million for a term of five years. The credit facility replaces the Company's previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit agreement is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.50%. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation and amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At October 2, 2005, the Company had borrowings outstanding under the line of credit agreement of $103.3 million and outstanding letters of credit of $12.1 million. At October 2, 2005, the Company was in compliance with all of its debt covenants.


Critical Accounting Policies and Estimates

     The following discussion addresses the Company's most critical accounting policies, which are those that require significant judgment.

     Self Insurance

     The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self-insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. The Company currently accrues insurance expense within the determined range of expected ultimate liability. Should a greater amount of claims occur compared to what was estimated, or costs increase beyond what was expected, additional expense may be recorded. Actual experience could also be more favorable than these estimates, resulting in expense reductions.

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


New Accounting Standards

     In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 13-1("FSP 13-1"), "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2005, the FASB ratified EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No.154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123
(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The Company does not currently anticipate that the impact on net income on a full year basis of adoption of SFAS 123(R) will be significantly different from the historical pro-forma impact as disclosed in accordance with SFAS 123.


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

Item 4: Controls and Procedures

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 2, 2005, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

                           PART II - OTHER INFORMATION


Item 1: Legal Proceedings

     From time to time the Company is involved in litigation, which is incidental to its business. In the Company's opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents information related to repurchases of common stock the Company made during the third quarter of 2005 pursuant to a repurchase program authorized by the Company's Board of Directors in July 2005 to purchase up to $400 million in the Company's common stock:

                                                                         Cumulative           Maximum Dollar
                                                                      Number of Shares       Amount that May
                             Total Number of      Average Price        Purchased Under       Yet be Purchased
                            Shares Purchased      Paid per Share         the Program        Under the Program
                            ----------------      --------------      ----------------      -----------------

July 4 - July 31, 2005                                                                        $ 400,000,000
Aug. 1 - Aug. 28, 2005                                                                        $ 400,000,000
Aug. 29 - Oct. 2, 2005           755,320              $ 31.95              755,320            $ 375,868,591
                                --------
Total                            755,320              $ 31.95
                                ========



Item 6: Exhibits and Reports on Form 8-K

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

          A current report on Form 8-K, dated September 13, 2005, reporting the impact of Hurricane Katrina and updating earnings guidance for fiscal 2005.

          A current report on Form 8-K, dated October 25, 2005, announcing third quarter 2005 financial results.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CEC ENTERTAINMENT, INC.



Dated: November 14, 2005      By: /s/ Richard M. Frank
                                  ------------------------------------
                                  Richard M. Frank
                                  Chairman of the Board, Chief Executive Officer and Director
                                  (Principal Executive Officer)

                                  /s/ Christopher D. Morris
                                  ------------------------------------
                                  Christopher D. Morris
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)

                                  /s/ James Mabry
                                  ------------------------------------
                                  James Mabry
                                  Vice President, Controller and Treasurer
                                  (Principal Accounting Officer)