Form 10-K
period 2006-01-01
CEC ENTERTAINMENT INC
filed 2006-03-17
CIK 813920

FORM 10-K

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2006.

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

                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ] No [x]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [x] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     At March 6, 2006, an aggregate of 33,660,132 shares of the registrant's common stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

     At June 30, 2005, the aggregate market value of our common stock held by non-affiliates of the registrant was $1,464,985,213.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection n with the registrant's 2006 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                             CEC ENTERTAINMENT, INC.
                                    FORM 10-K
                        FISCAL YEAR ENDED JANUARY 1, 2006
                                      INDEX

                                                                            Page
                                                                            ----

Part I

Item 1.    Business.........................................................   3
Item 1A.   Risk Factors.....................................................   7
Item 1B.   Unresolved Staff Comments........................................   9
Item 2.    Properties.......................................................  10
Item 3.    Legal Proceedings................................................  11
Item 4.    Submission of Matters to a Vote of Security Holders..............  11

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.............  12
Item 6.    Selected Financial Data..........................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......  20
Item 8.    Financial Statements and Supplementary Data......................  21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  37
Item 9A.   Controls and Procedures..........................................  37
Item 9B.   Other Information................................................  39

Part III

Item 10.   Directors and Executive Officers of the Registrant...............  39
Item 11.   Executive Compensation...........................................  39
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters...............................  39
Item 13.   Certain Relationships and Related Transactions...................  39
Item 14.   Principal Accounting Fees and Services...........................  39

Part IV

Item 15.   Exhibits, Financial Statement Schedules..........................  40

Signatures .................................................................  43

                                    P A R T  I

Item 1.  Business.

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

     The Company operated, as of January 1, 2006, 475 Chuck E. Cheese's (R) restaurants. In addition, as of January 1, 2006, franchisees of the Company operated 44 Chuck E. Cheese's restaurants.


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

     The Company and its franchisees operate in a total of 48 states and five foreign countries/territories. The Company owns and operates Chuck E. Cheese's restaurants in 44 states and Canada. See "Item 2. Properties."

     The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes franchised restaurants and one TJ Hartford's Grill and Bar).

                                           2005           2004           2003
                                           ----           ----           ----
Average annual revenues
     per restaurant (1)                 $1,633,000     $1,695,000     $1,628,000

Number of restaurants open at end
     of period                                 475            449            418

Percent of total restaurant revenues:
     Food and beverage sales                 64.7%          66.1%          66.5%
     Game sales                              32.5%          31.4%          31.0%
     Merchandise sales                        2.8%           2.5%           2.5%
-------

(1) In computing these averages, only restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired restaurants, were included (388, 360 and 331 restaurants in 2005, 2004 and 2003, respectively). Fiscal year 2004 consisted of 53 weeks while each of fiscal years 2005 and 2003 consisted of 52 weeks.

     The Company's sales volumes fluctuate seasonally and are generally higher during the first and third quarters of each fiscal year. Holidays, school operating schedules and weather conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Each Chuck E. Cheese's restaurant typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work part-time.

     To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities. Annually, the Company adds new and transferred games and rides to and enhances the facilities of a number of its restaurants. Enhancements to its entertainment attractions and facilities completed by the Company in a number of its restaurants have included the addition of a Toddler Zone (R), SkyTubes (R) enhancements, prize area enhancements including ticket counting machines, painting, updating decor, improved lighting and updating the exterior design of the buildings. In a number of its restaurants, the Company has reallocated more space to the gameroom area. In addition, the Company has expanded the square footage in certain high volume restaurants. The Company believes the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities improve the guest experience and increase the attractiveness of its product.

     A critical component of the Company's strategy is to open new restaurants or acquire existing restaurants from franchisees. At the beginning of 2005, the Company estimated total development opportunities in the United States and Canada to approximate 200 to 225 sites. The Company is focusing on approximately 160 to 170 of these sites that are believed to have the highest sales and return opportunities. The Company intends on opening or acquiring from franchisees a total of 80 to 90 Company restaurants, primarily in large metropolitan areas, over the next three years including approximately two to four relocated restaurants per year.

     The Company periodically reevaluates the site characteristics of its restaurants. The Company will consider relocating the restaurant to a more desirable site in the event certain site characteristics considered essential for the success of a restaurant deteriorate or the Company is unable to negotiate acceptable lease terms with the existing landlord.

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

     Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, a Toddler Zone (R), video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes (R) or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's customer area. A limited number of free tokens are furnished with food orders or in connection with a sales promotion. Additional tokens may be purchased. Tokens are used to play the games and rides in the playroom.

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

Marketing

     The primary customer base for the Company's restaurants consists of families having children between the ages of two and 12. The Company conducts advertising campaigns which are targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese's restaurants and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies targeting a similar customer base, the Company's website and direct e-mail.

Franchising

     The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At January 1, 2006, 44 Chuck E. Cheese's restaurants were operated by a total of 28 different franchisees, as compared to 46 of such restaurants at January 2, 2005. Currently, franchisees have expansion rights to open an additional seven franchise restaurants. The Company is not granting additional United States franchises.

     The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 2006.

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

     The franchise agreements governing existing franchised Chuck E. Cheese's restaurants in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund an amount equal to 2.9% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits that may be incurred by the Association.

Competition

     The restaurant and family entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant/entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

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

TJ Hartford's Grill and Bar

     In 2001, the Company opened a full service casual dining restaurant with a game room area named TJ Hartford's Grill and Bar aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages, in a relaxed entertaining atmosphere.

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

Government Regulation

     The development and operation of Chuck E. Cheese's restaurants are subject to various federal, state and local laws and regulations, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans with Disabilities Act, and Family Medical Leave Act mandates. A significant portion of the Company's restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies.

Working Capital Practices

     The Company attempts to maintain only sufficient inventory of supplies in its restaurants to satisfy current operational needs. The Company's accounts receivable typically consist of credit card receivables, tax receivables, vendor rebates and leasehold improvement incentives.

Employees

     The Company's employment varies seasonally, with the greatest number of people being employed during the summer months. On January 1, 2006, the Company employed 19,408 employees, including 19,016 in the operation of Chuck E. Cheese's and TJ Hartford's Grill and Bar restaurants and 392 employed by the Company in its executive offices. None of the Company's employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 1A.  Risk Factors.

     The following factors, as well as other factors that are described elsewhere in this Form 10-K, could adversely affect the Company's consolidated financial position, results of operations or cash flows and could cause the Company's actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report.

Implementation of Growth Strategies

     The Company's continued growth depends, to a significant degree, on its ability to successfully implement its growth strategies. Among such strategies, the Company plans to continue to open new restaurants in selected markets. The opening and success of such new Chuck E. Cheese's restaurants will depend on various factors, including the availability of suitable sites, the negotiation of acceptable lease terms for such locations, store sales cannibalization, the ability to meet construction schedules, the ability of the Company to manage such expansion and hire and train personnel to manage the new restaurants, as well as general economic and business conditions. The ability of the Company to successfully open new restaurants will also depend upon the availability of sufficient funds for such purpose, including funds from operations, the Company's existing credit facility, future debt financings, future equity offerings or a combination thereof. There can be no assurance that the Company will be successful in opening and operating the number of anticipated new restaurants on a timely or profitable basis. The Company's growth is also dependent on management's ability to continually evolve and update the Company's business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that management will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept the Company's business model.

Family Restaurant/Entertainment Industry

     The family restaurant/entertainment industry is affected by national, regional and local economic conditions, demographic trends and consumer tastes. The performance of individual restaurants may be affected by factors such as changes in consumer disposable income, demographic trends, weather conditions, traffic patterns and the type, number and location of competing restaurants. Dependence on frequent deliveries of fresh food products also subjects food service businesses, such as the Company, to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs, fluctuations in price of utilities, insurance costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurant centers in particular. The entertainment industry is affected by many factors, including changes in customer preferences and increases in the type and number of entertainment offerings. Operating costs may also be affected by further increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters over which the Company has no control.

Competition

     The Company believes that its combined restaurant and entertainment center concept puts it in a niche which combines elements of both the restaurant and entertainment industries. As a result, the Company, to some degree, competes with entities in both industries. Although other restaurant chains presently utilize the concept of combined family restaurant/entertainment operations, the Company believes these competitors operate primarily on a local or regional, market-by-market basis. Within the traditional restaurant sector, the Company competes with other casual restaurants on a nationwide basis. The Company's high operating leverage may make it particularly susceptible to competition. Such competitive market conditions, including the effectiveness of the Company's advertising and promotion and the emergence of significant new competition, could adversely affect the Company's ability to successfully increase its results of operations.

Dependence on Key Personnel

     The success of the Company's business will continue to be highly dependent upon the continued employment of Richard M. Frank, the Chairman of the Board and Chief Executive Officer of the Company, Michael H. Magusiak, the President of the Company, and other members of the Company's senior management team. Although the Company has entered into employment agreements with each of Mr. Frank and Mr. Magusiak, the loss of the services of either of such individuals could have a material adverse effect upon the Company's business and development. The Company's success will also depend upon its ability to retain and attract additional skilled management personnel to its senior management team and at its operational level. There can be no assurances that the Company will be able to retain the services of Messrs. Frank or Magusiak, senior members of its management team or the required operational support at the store level in the future.

Sensitivity to Negative Publicity

     The Company's target market of two to 12 year old children and families with small children is potentially highly sensitive to adverse publicity. There can be no assurance that the Company will not experience negative publicity regarding one or more of its restaurants. The occurrence of negative publicity regarding one or more of the Company's locations could materially and adversely affect the Company's image with its customers and its results of operations.

Fluctuations in Quarterly Results of Operations; Seasonality

     The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company's control, including the timing and number of new store openings, the timing of capital investments in existing stores, the timing of school vacations and holidays, weather conditions and natural disasters. The Company typically experiences lower net sales in the second and fourth quarters than in the first and third quarters. If revenues are below expectations in any given quarter, the Company's operating results would likely be materially adversely affected for that quarter.

Government Regulations

     The Company and its franchisees are subject to various federal, state and local laws and regulations affecting operations, including those relating to the use of video and arcade games and rides, the preparation and sale of food and beverages, and those relating to building and zoning requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. In addition, the Company is subject to regulation by the Federal Trade Commission, Federal Communication Commission and must comply with certain state laws which govern the offer, sale and termination of franchises and the refusal to renew franchises. Difficulties or failures in obtaining required licenses or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing restaurant.

Litigation

     The Company's business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect the Company's business, financial condition and results of operations.

Failure to establish, maintain and apply adequate internal control over financial reporting

     The  Company is subject  to the  ongoing  internal  control  provisions  of
Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Should the Company identify a material weakness in internal control, there can be no assurance that the Company will be able to remediate any furture material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report financial results accurately and timely or to detect and prevent fraud.

Changes in financial accounting standards or interpretations of existing standards could affect reported results of operations

     Changes  in  accounting  standards,   new  accounting   pronouncements  and
interpretations may occur that could adversely affect the Company's reported financial position, results of operations and/or cash flows.

Item 1B.  Unresolved Staff Comments.

     None.

Item  2.    Properties.

     The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company as of January 1, 2006.

                                                       Chuck E.
                Domestic                               Cheese's
                --------                               --------

                Alabama                                      8
                Alaska                                       1
                Arizona                                      2
                Arkansas                                     5
                California                                  69
                Colorado                                     9
                Connecticut                                  6
                Delaware                                     2
                Florida                                     22
                Georgia                                     16
                Idaho                                        1
                Illinois                                    22
                Indiana                                     12
                Iowa                                         5
                Kansas                                       4
                Kentucky                                     3
                Louisiana                                    8
                Maine                                        1
                Maryland                                    15
                Massachusetts                               11
                Michigan                                    19
                Minnesota                                    5
                Mississippi                                  3
                Missouri                                     9
                Nebraska                                     2
                Nevada                                       5
                New Hampshire                                2
                New Jersey                                  15
                New Mexico                                   3
                New York                                    19
                North Carolina                              12
                North Dakota                                 1
                Ohio                                        17
                Oklahoma                                     3
                Pennsylvania                                22
                Rhode Island                                 1
                South Carolina                               7
                South Dakota                                 2
                Tennessee                                   12
                Texas                                       56
                Virginia                                    10
                Washington                                   6
                West Virginia                                1
                Wisconsin                                    9
                                                          ----
                                                           463
                International
                -------------
                Canada                                      12
                                                          ----
                                                           475
                                                          ====

     Of the 475 Chuck E. Cheese's restaurants owned by the Company as of January 1, 2006, 416 occupy leased premises and 59 occupy owned premises. The primary lease terms of these restaurants will expire at various times from 2006 to 2028 and available lease terms including options to renew, expire at various times from 2006 to 2040, as described in the table below.


    Year of                          Number of             Range of Renewal
    Expiration                       Restaurants           Options (Years)

     2006                                 34                  None to 15
     2007                                 43                  None to 15
     2008                                 47                  None to 20
     2009                                 53                  None to 20
     2010                                 30                  None to 20
     2011 and thereafter                 209                  None to 25


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                   P A R T   I I


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

     As of March 6, 2006, there were an aggregate of 33,660,132 shares of the Company's common stock outstanding and approximately 2,086 stockholders of record.

     The Company's common stock is listed on the New York Stock Exchange under the symbol "CEC." The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange (adjusted for a three for two stock split effective on March 15, 2004):

                                      High                 Low
                                      ----                 ---
     2005
           - 1st quarter            $ 41.21              $ 35.80
           - 2nd quarter              42.44                35.06
           - 3rd quarter              43.14                29.50
           - 4th quarter              36.92                30.39


     2004
           - 1st quarter            $ 38.67              $ 30.94
           - 2nd quarter              36.55                30.18
           - 3rd quarter              36.99                28.93
           - 4th quarter              42.25                34.44

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

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. See the section titled Financial Condition, Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents information related to repurchases of common stock the Company made during the fourth quarter of 2005:


                                                                       Cumulative         Maximum Dollar
                                                                    Number of Shares      Amount that May
                            Total Number of      Average Price      Purchased Under      Yet be Purchased
     Fiscal Period          Shares Purchased     Paid per Share       the Program        Under the Program
     -------------          ----------------     --------------     ----------------     -----------------

Oct. 3 - Oct. 30, 2005            37,297             $ 33.51              792,617          $ 374,618,603
Oct. 31 - Nov. 27, 2005          680,330             $ 34.95            1,472,947          $ 350,838,421
Nov. 28 - Jan. 1, 2006           105,600             $ 35.83            1,578,547          $ 347,055,138
                                --------
Total                            823,227             $ 35.00
                                ========

Item 6.  Selected Financial Data.

                                                               2005         2004         2003         2002         2001
                                                              ------       ------       ------       ------       -----
                                                                     (Thousands, except per share and store data)
Operating results (1):

Revenues .................................................   $726,163     $728,079     $654,598     $602,201     $562,227
Costs and expenses........................................    608,212      594,314      544,500      494,629      462,940
                                                             --------     --------     --------     --------     --------
Income before income taxes................................    117,951      133,765      110,098      107,572       99,287
Income taxes..............................................     45,074       51,233       42,717       41,772       38,721
                                                             --------     --------     --------     --------     --------
Net income................................................   $ 72,877     $ 82,532     $ 67,381     $ 65,800     $ 60,566
                                                             ========     ========     ========     ========     ========

Per share (2)(3):
   Basic:
     Net income  .........................................   $   2.08     $   2.22     $   1.70     $   1.58     $   1.44
     Weighted average shares outstanding..................     35,091       37,251       39,654       41,511       41,724

   Diluted:
     Net income ..........................................   $   2.01     $   2.15     $   1.66     $   1.55     $   1.41
     Weighted average shares outstanding..................     36,188       38,472       40,389       42,263       42,771

Cash flow data:
   Cash provided by operating activities..................   $138,809     $165,835     $158,730     $136,395     $121,889
   Cash used in investing activities......................    (91,204)     (80,370)     (94,226)    (112,686)    (111,058)
   Cash used in financing activities......................    (47,219)     (81,734)     (68,651)     (15,177)     (14,449)

Balance sheet data:
   Total assets...........................................   $650,328     $612,017     $582,983     $537,251     $457,430
   Long-term obligations (including current portion
     and redeemable preferred stock)(4)...................    166,568      100,808       84,259       77,211       65,445
   Shareholders' equity...................................    334,556      360,730      364,323      359,907      316,201

Number of restaurants at year end:
     Company operated.....................................        475          449          418          384          350
     Franchise............................................         44           46           48           50           52
                                                                 ----         ----         ----         ----         ----
                                                                  519          495          466          434          402
                                                                 ====         ====         ====         ====         ====

----------------------

(1)  Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks in length.

(2)  No cash dividends on common stock were paid in any of the years presented.

(3)  Share and per share  information  reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that was effective on March 15, 2004.

(4)  Long-term  obligations include long-term debt, capital lease obligations,  accrued insurance and redeemable  preferred stock.


Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

     General

     The Company operates on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. The fiscal years are as follows:

   Fiscal Year            Fiscal Year Ending             Number of Weeks
   -----------            ------------------             ---------------

      2005                 January 1, 2006                     52
      2004                 January 2, 2005                     53
      2003                 December 28, 2003                   52
      2002                 December 29, 2002                   52
      2001                 December 30, 2001                   52


     Overview

     The Company and its subsidiaries develop, operate and franchise restaurants under the name "Chuck E. Cheese's" in 48 states and five foreign countries/territories. The primary sources of the Company's revenues are from Company restaurant sales (food, beverage, game and merchandise) and franchise royalties and fees.

     Certain expenses relate only to Company operated restaurants. These include:

     - Food, beverage and related supplies which includes food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.
     - Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.
     - Labor costs which include all direct restaurant labor costs and benefits with the exception of game technician labor included in game and merchandise cost.
     - Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

     Selling, general and administrative costs include both restaurant costs and corporate overhead costs including advertising.

     Depreciation and amortization expense includes both restaurant expense and corporate overhead expense.

     Comparable store sales (sales of restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired restaurants) are a critical factor when evaluating the Company's business. The Company believes its strategies of improving its product, enhancing value to its guest and revitalizing its advertising and media plan will have a positive impact on comparable store sales. The Company plans to improve its product by increasing capital reinvestment in existing restaurants and is currently testing upgrading the quality and variety of prizes available to guests. Company strategies to enhance value to its guest include a sales promotion in the first quarter of 2006 offering free tokens to its guests aged 12 years or under, increasing the frequency of coupons distributed through newspapers to 16 times per year from 13 times per year and increasing the variety of its coupon offers to enhance appeal to guests. Additionally, the Company believes the addition of 30-second television commercials as compared to the 15-second spots previously utilized will enhance the marketing message and benefit the effectiveness of its advertising and media plan.

     A critical component of the Company's strategic plan to increase long-term shareholder value is the quality growth of Company operated restaurants. At the beginning of 2006, the Company estimates total development opportunities in the United States and Canada to approximate 200 to 225 sites. The Company plans to open or acquire from franchisees a total of 80 to 90 restaurants from 2006 through 2008, including two to four relocated restaurants per year.

     Results of Operations

     A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                    2005       2004       2003
                                                  --------   --------   --------
Revenues .....................................     100.0%     100.0%     100.0%
                                                   ------     ------     ------
Costs and expenses:
   Cost of sales
      Food, beverage and related supplies.....      11.9%      12.3%      12.2%
      Games and merchandise...................       4.1%       4.2%       4.3%
      Labor...................................      27.8%      27.5%      27.8%
   Selling, general and administrative........      12.3%      11.9%      12.7%
   Depreciation and amortization..............       8.4%       7.7%       7.6%
   Interest expense...........................        .6%        .3%        .3%
   Other operating expenses...................      18.6%      17.8%      18.3%
                                                   ------     ------     ------
                                                    83.7%      81.7%      83.2%
                                                   ------     ------     ------
Income before income taxes....................      16.3%      18.3%      16.8%
                                                   ======     ======     ======

Number of Company-owned restaurants:
   Beginning of period........................        449        418        384
   New........................................         25         29         32
   Company purchased franchise restaurants....          2          3          3
   Closed.....................................         (1)        (1)        (1)
                                                   ------     ------     ------
   End of period..............................        475        449        418
                                                   ======     ======     ======

Number of franchise restaurants:
   Beginning of period........................         46         48         50
   New........................................          1          1          2
   Company purchased franchise store..........         (2)        (3)        (3)
   Closed.....................................         (1)                   (1)
                                                   ------     ------     ------
   End of period..............................         44         46         48
                                                   ======     ======     ======


     2005 Compared to 2004

     Revenues

     Revenues decreased 0.3% to $726.2 million in 2005 from $728.1 million in 2004 primarily due to an additional week of operation in 2004 and a 2.3% decrease in comparable store sales. Excluding the benefit of the extra week in the prior year, comparable store sales would have decreased by 1.8%. Comparable store sales were negatively impacted by approximately 0.5% due to the loss of 711 operating days as a result of hurricane damage occuring in 2005. The Company opened 25 new restaurants, acquired two restaurants from franchisees and closed one restaurant in 2005. Average annual revenues per restaurant decreased to approximately $1,633,000 in 2005 from approximately $1,695,000 in 2004. Fiscal year 2005 consisted of 52 weeks while fiscal year 2004 consisted of 53 weeks. Menu prices increased approximately 2.2% between the two years.

     Revenues from franchise fees and royalties were $2.9 million in 2005 compared to $3.2 million in 2004. During 2005, one new franchise restaurant opened, one franchise restaurant closed and two franchise restaurants were acquired by the Company. Domestic franchise comparable store sales decreased 1.6% in 2005.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 83.7% in 2005 from 81.7% in 2004.

     Cost of sales as a percentage of revenues decreased to 43.8% in 2005 from 44.0% in 2004. Costs of food, beverage, and related supplies as a percentage of revenues decreased to 11.9% in 2005 from 12.3% in 2004 due to a 10% reduction in average cheese prices paid during 2005 compared to 2004, a beverage credit from our supplier and menu price increases. Costs of games and merchandise decreased to 4.1% in 2005 from 4.2% in 2004 primarily due to menu price increases. Restaurant labor expenses as a percentage of revenues increased to 27.8% in 2005 from 27.5% in 2004 primarily due to the decrease in comparable store sales.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.3% in 2005 from 11.9% in 2004 primarily due to the benefit of an extra week of revenue in the prior year and the decline in comparable store sales.

     Depreciation and amortization expense as a percentage of revenues increased to 8.4% in 2005 from 7.7% in 2004 primarily due to capital invested in new and existing restaurants and the decline in comparable store sales.

     Interest expense as a percentage of revenues increased to 0.6% in 2005 from 0.3% in 2004 primarily due to an increase in interest rates and outstanding debt.

     Other operating expenses increased as a percentage of revenues to 18.6% in 2005 from 17.8% in 2004 primarily due to the benefit of the extra week of revenues in the prior year and the decline in comparable store sales. This was partially offset by an improvement in insurance expense of 0.5% between the years. Insurance expense decreased due to improved trends in workers' compensation and general liability claims and a reduction in insurance premiums.

     The Company's effective income tax rate was 38.2% and 38.3% in 2005 and 2004, respectively.

     Net Income

     The Company had net income of $72.9 million in 2005 compared to $82.5 million in 2004 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share decreased 6.5% to $2.01 per share in 2005 compared to $2.15 per share in 2004 due to the 11.7% decrease in net income over the prior year and a 5.9% decrease in the Company's number of weighted average shares outstanding. In addition, the Company estimates that the additional week of operations in 2004 increased diluted earnings per share by approximately $.11. Weighted average diluted shares outstanding decreased to 36.2 million in 2005 from 38.5 million in 2004 primarily due to the Company's share repurchase program.

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

Self-Insurance

     The Company estimates its liability for incurred but unsettled general liability and workers' compensation related claims under its self-insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which a material difference is identified. Significant increases in general liability and workers' compensation claim losses could have a material adverse impact on future operating results.

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

New Accounting Standards

     In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 13-1 ("FSP 13-1"), "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on the Company's consolidated financial statements.

     In June 2005, the FASB reached a consensus on EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company currently complies with this guidance and, therefore, adoption of EITF 05-06 does not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The future impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures.

     Inflation

     The Company's cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federally mandated minimum wage would result in higher costs to the Company, which the Company expects may be partially offset by menu price increases and increased efficiencies in operations.

     Financial Condition, Liquidity and Capital Resources

     Cash provided by operating activities decreased to $138.8 million in 2005 from $165.8 million in 2004. Cash outflows from investing activities for 2005 were $91.2 million, primarily related to capital expenditures. Net cash outflows from financing activities for 2005 were $47.2 million, primarily related to the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operating activities is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $92.2 million at January 2, 2005 to $2.8 million at January 1, 2006 due primarily to the classification of the Company's borrowings on its line of credit to current in 2004.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development and acquisitions of existing restaurants from franchisees, (b) a game enhancement initiative that includes new games and rides, (c) major remodels and (d) expansions of the square footage of existing restaurants.

     In 2006, the Company plans to add 26 to 30 restaurants, which includes opening new restaurants, acquiring existing restaurants from franchisees and relocating certain restaurants. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The Company intends on opening or acquiring from franchisees a total of 80 to 90 company restaurants over the next three years, including approximately two to four relocated restaurants per year. The average capital cost of all new restaurants expected to open in 2006 is approximately $2.0 million per restaurant.

     The game enhancement initiative began in 2003 and currently has an average capital cost of approximately $90,000 per restaurant. The primary components of this plan are to provide new games and rides. The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating decor, a new menu board and enhanced lighting. The typical capital cost of the major remodel is estimated to be $450,000 per restaurant in 2006. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

     The Company expects the aggregate capital costs in 2006 of completing game enhancements, major remodels and expanding the square footage of existing restaurants to total approximately $38 million and impact approximately 140 to 150 restaurants.

     During 2005, the Company opened 25 new restaurants, acquired two restaurants from franchisees and impacted a total of 137 existing restaurants with capital expenditures. The Company currently estimates that total capital expenditures in 2006 will be approximately $100 to $110 million, including the $38 million the Company is expecting to invest in existing restaurants. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through 2005, the Company has repurchased approximately 21.7 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $438 million. During 2005, the Company repurchased 3,289,247 shares at an aggregate purchase price of approximately $116.9 million. At the end of 2005, approximately $347 million remained available for share repurchases under a $400 million share repurchase authorization approved by the Company's Board of Directors in July 2005.

     In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company's previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of January 1, 2006, there were $137.1 million in borrowings under this line of credit and outstanding letters of credit of $12.1 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, and amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At January 1, 2006, the Company was in compliance with all of the above debt covenants.

     The following are contractual cash obligations of the Company as of January 1, 2006 (thousands):


                                                        Cash Obligations Due by Period
                                      -------------------------------------------------------------------
                                                    Less than 1      1 - 3         3 - 5      More than 5
                                        Total           Year         Years         Years         Years
                                      ---------     -----------    ---------     ---------    -----------

Operating leases (1)............      $ 779,460       $ 60,643     $ 116,013     $ 112,964     $ 489,840
Revolving line of credit (2)....        137,100                                    137,100
Purchase commitments (3)........         27,157          5,116        10,701        11,340
Capital lease obligations.......         19,935          1,500         3,000         3,000        12,435
                                      ---------       --------     ---------     ---------     ---------
                                      $ 963,652       $ 67,259     $ 129,714     $ 264,404     $ 502,275
                                      =========       ========     =========     =========     =========

(1)  Includes the initial  non-cancelable  term plus renewal option periods provided for in the lease that can be reasonably assured.
(2)  The amount for the revolving credit facility excludes interest payments that are variable in nature.
(3)  The Company is required to purchase a minimum volume under a contract iwht its beverage supplier.
     Failure to purchase the minimum volume could result in a higher price paid by the Company.


     In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $22.1 million as of January 1, 2006 will be paid as follows: approximately $5.1 million to be paid in 2006 and the remainder paid over the six year period from 2007 to 2012.

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant industry, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance and labor costs.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8. Financial Statements and Supplementary Data.



                             CEC ENTERTAINMENT, INC.
                  YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005
                              AND DECEMBER 28, 2003


                                    CONTENTS




                                                                            Page
                                                                            ----
Report of independent registered public accounting firm...................   22
Consolidated financial statements:
   Consolidated balance sheets............................................   23
   Consolidated statements of earnings and comprehensive income...........   24
   Consolidated statements of shareholders' equity........................   25
   Consolidated statements of cash flows..................................   26
   Notes to consolidated financial statements.............................   27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of January 1, 2006 and January 2, 2005, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company' s internal control over financial reporting.








DELOITTE & TOUCHE LLP


Dallas, Texas
March 16, 2006


                                            CEC ENTERTAINMENT, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                        (Thousands, except share data)

                                                                                      January 1,    January 2,
                                                                                         2006          2005
                                                                                      ---------     ---------
ASSETS

Current assets:
   Cash and cash equivalents....................................................      $  12,184     $  11,798
   Accounts receivable, net.....................................................         20,323        13,482
   Inventories..................................................................         13,659        12,171
   Prepaid expenses.............................................................          7,882         7,444
   Deferred tax asset...........................................................          1,824         1,763
                                                                                      ---------     ---------
      Total current assets......................................................         55,872        46,658
                                                                                      ---------     ---------
Property and equipment, net.....................................................        592,255       563,081
                                                                                      ---------     ---------

Other assets ...................................................................          2,201         2,278
                                                                                      ---------     ---------
                                                                                      $ 650,328     $ 612,017
                                                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................      $     594     $  78,279
   Accounts payable.............................................................         30,264        24,294
   Accrued liabilities..........................................................         27,791        36,329
                                                                                      ---------     ---------
      Total current liabilities.................................................         58,649       138,902
                                                                                      ---------     ---------
Long-term debt, less current portion............................................        148,974        11,673
                                                                                      ---------     ---------
Deferred rent...................................................................         61,877        53,427
                                                                                      ---------     ---------
Deferred tax liability..........................................................         29,272        36,429
                                                                                      ---------     ---------
Accrued insurance ..............................................................         17,000        10,856
                                                                                      ---------     ---------
Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares;
      56,115,658 and 55,556,857 shares issued, respectively ....................          5,612         5,556
   Capital in excess of par value...............................................        262,846       245,991
   Retained earnings ...........................................................        506,144       433,267
   Accumulated other comprehensive income.......................................          2,446         1,476
   Less treasury shares of 22,499,815 and 19,210,568, respectively, at cost.....       (442,492)     (325,560)
                                                                                      ---------     ---------
                                                                                        334,556       360,730
                                                                                      ---------     ---------
                                                                                      $ 650,328     $ 612,017
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


                                           CEC ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                          AND COMPREHENSIVE INCOME
                                     (Thousands, except per share data)

                                                                                   Fiscal Year
                                                                      -------------------------------------
                                                                         2005          2004          2003
                                                                        ------        ------        ------

Food and beverage revenues.......................................     $ 468,760     $ 479,741     $ 433,952
Games and merchandise revenues...................................       254,422       245,088       217,261
Franchise fees and royalties.....................................         2,905         3,220         3,335
Interest income  ................................................            76            30            50
                                                                      ---------     ---------     ---------
                                                                        726,163       728,079       654,598
                                                                      ---------     ---------     ---------
Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies........................        86,712        89,228        79,982
      Games and merchandise .....................................        29,997        30,395        28,234
      Labor......................................................       201,646       200,554       181,789
                                                                      ---------     ---------     ---------
                                                                        318,355       320,177       290,005
   Selling, general and administrative expenses..................        89,553        86,471        83,024
   Depreciation and amortization.................................        61,213        55,771        49,502
   Interest expense..............................................         4,367         2,486         2,194
   Other operating expenses......................................       134,724       129,409       119,775
                                                                      ---------     ---------     ---------
                                                                        608,212       594,314       544,500
                                                                      ---------     ---------     ---------

Income before income taxes.......................................       117,951       133,765       110,098

Income taxes.....................................................        45,074        51,233        42,717
                                                                      ---------     ---------     ---------

Net income.......................................................        72,877        82,532        67,381

Other comprehensive income, net of tax:
   Foreign currency translation..................................           970           781           786
Comprehensive income.............................................     ---------     ---------     ---------
                                                                      $  73,847     $  83,313     $  68,167
                                                                      =========     =========     =========

Earnings per share:
Basic:
     Net income  ................................................     $    2.08      $  2.22      $    1.70
                                                                      =========      =======      =========
     Weighted average shares outstanding.........................        35,091       37,251         39,654
                                                                      =========     ========      =========
Diluted:
     Net income  ................................................     $    2.01     $   2.15      $    1.66
                                                                      =========     ========      =========
     Weighted average shares outstanding.........................        36,188       38,472         40,389
                                                                      =========     ========      =========











                               See notes to consolidated financial statements.



                                                     CEC ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (Thousands, except per share data)


                                                             Fiscal Year - Amounts                    Fiscal Year - Shares
                                                     -------------------------------------      -------------------------------
                                                       2005          2004          2003           2005        2004        2003
                                                      ------        ------        ------         ------      ------      ------

Common stock and capital in excess of par value:
   Balance, beginning of year...................     $ 251,547     $ 224,519     $ 205,503       55,557      54,482      53,505
   Stock options exercised......................        11,224        18,853        14,588          547       1,063         960
   Tax benefit from exercise
     of stock options ..........................         5,231         7,801         4,072
   Stock issued under 401(k) plan...............           456           401           356           12          13          17
   Payment for fractional shares................                         (27)                                    (1)
                                                     ---------     ---------     ---------      -------     -------     -------

   Balance, end of year.........................       268,458       251,547       224,519       56,116      55,557      54,482
                                                     ---------     ---------     ---------      =======     =======     =======

Retained earnings:
   Balance, beginning of year...................       433,267       350,735       283,516
   Net income...................................        72,877        82,532        67,381
   Redeemable preferred stock accretion.........                                       (49)
   Redeemable preferred stock dividend..........                                      (113)
                                                     ---------     ---------     ---------
   Balance, end of year.........................       506,144       433,267       350,735
                                                     ---------     ---------     ---------

Accumulated other comprehensive income (loss):
   Balance, beginning of year...................         1,476           695           (91)
   Foreign currency translation.................           970           781           786
                                                     ---------     ---------     ---------
   Balance, end of year.........................         2,446         1,476           695
                                                     ---------     ---------     ---------

Treasury shares:
   Balance, beginning of year...................      (325,560)     (211,626)     (129,021)      19,211      16,042      12,614
   Treasury stock acquired......................      (116,932)     (113,934)      (82,605)       3,289       3,169       3,428
                                                     ---------     ---------     ---------      -------     -------     -------
   Balance, end of year.........................      (442,492)     (325,560)     (211,626)      22,500      19,211      16,042
                                                     ---------     ---------     ---------      =======     =======     =======

Total shareholders' equity......................     $ 334,556     $ 360,730     $ 364,323
                                                     =========     =========     =========
















                                         See notes to consolidated financial statements.



                                                  CEC ENTERTAINMENT, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Thousands)

                                                                                                  Fiscal Year
                                                                                       ----------------------------------
                                                                                         2005         2004         2003
                                                                                        ------       ------       ------
Operating activities:
   Net income.....................................................................     $ 72,877     $ 82,532     $ 67,381
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization ..............................................       61,213       55,771       49,502
      Deferred income tax expense ................................................       (6,471)       3,304       10,225
      Tax benefit from exercise of stock options .................................        5,231        7,801        4,072
      Contributions from landlords................................................        5,458        7,567        5,513
      Deferred lease rentals......................................................        2,992        3,042        2,628
      Provision for asset write-offs..............................................        2,389        1,576        1,619
      Changes in assets and liabilities:
         Accounts receivable......................................................       (6,841)        (379)       1,992
         Inventories..............................................................       (1,488)         320       (1,775)
         Prepaid expenses.........................................................         (438)         164       (2,108)
         Accounts payable.........................................................        6,175       (4,920)      10,192
         Accrued liabilities......................................................       (2,288)       9,057        9,489
                                                                                       --------     --------     --------
      Cash provided by operating activities.......................................      138,809      165,835      158,730
                                                                                       --------     --------     --------

Investing activities:
   Purchases of property and equipment............................................      (91,594)     (80,131)     (93,899)
   Proceeds from dispositions of property and equipment...........................          533          791
   Change in other assets.........................................................         (143)      (1,030)        (327)
                                                                                       --------     --------     --------
      Cash used in investing activities...........................................      (91,204)     (80,370)     (94,226)
                                                                                       --------     --------     --------

Financing activities:
   Proceeds from debt and line of credit..........................................      111,600       47,000       48,700
   Payments on debt and line of credit............................................      (52,816)     (34,227)     (46,818)
   Redeemable preferred stock dividends...........................................                                   (113)
   Acquisition of treasury stock.................................................      (116,932)    (113,934)     (82,605)
   Proceeds from exercise of stock options........................................       11,224       18,853       14,588
   Redemption of preferred stock..................................................                                 (2,795)
   Other..........................................................................         (295)         574          392
                                                                                       --------     --------     --------
      Cash used in financing activities...........................................      (47,219)     (81,734)     (68,651)
                                                                                       --------     --------     --------

Increase (decrease) in cash and cash equivalents..................................          386        3,731       (4,147)
Cash and cash equivalents, beginning of year......................................       11,798        8,067       12,214
                                                                                       --------     --------     --------
Cash and cash equivalents, end of year............................................     $ 12,184     $ 11,798     $  8,067
                                                                                       ========     ========     ========


Supplemental Cash Flow Information:
   Interest paid..................................................................     $  4,189     $  2,458     $  2,226
   Income taxes paid..............................................................       52,665       40,248       25,773

Non-cash investing and financing activities:
   Investment in capital leases...................................................     $  1,309     $    786     $  3,965
   Modification of capital leases.................................................         (445)
   Change in accrued construction accounts payable................................          251
   Stock issued under 401(k) plan.................................................          456


                                      See notes to consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

     Operations: CEC Entertainment, Inc. and its subsidiaries (the "Company") operates and franchises Chuck E. Cheese's restaurants.

     Fiscal year: The Company's fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2005, 2004 and 2003 are for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Fiscal year 2004 consisted of 53 weeks, and 2005 and 2003 each consisted of 52 weeks.

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

     Cash and cash equivalents: Cash and cash equivalents of the Company are comprised of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the date of purchase by the Company.

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

                                                                      2005         2004         2003
                                                                    --------     --------     --------
Net income, as reported .....................................       $ 72,877     $ 82,532     $ 67,381
Fair value based compensation expense, net of taxes..........         (4,986)      (5,776)      (6,507)
                                                                    --------     --------     --------
Pro forma net income.........................................       $ 67,891     $ 76,756     $ 60,874
                                                                    ========     ========     ========

Earnings per Share:
Basic:
   As reported...............................................       $   2.08     $   2.22     $   1.70
   Pro forma.................................................       $   1.93     $   2.06     $   1.53

Diluted:
   As reported...............................................       $   2.01     $   2.15     $   1.66
   Pro forma.................................................       $   1.88     $   2.00     $   1.50



     For the pro forma calculations above, the estimated fair value of options granted was $9.72, $9.93 and $6.32 per share in 2005, 2004 and 2003, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 4.1%, 3.00% and 3.10% in 2005, 2004 and 2003, respectively; no dividend yield; expected lives of three years in 2005 and five years in 2004 and 2003; and expected volatility of 30%.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-based Payment", which requires compensation expense associated with stock options to be included in the financial statements beginning with the first annual period after June 15, 2005. See "Recent Accounting Pronouncements" for further discussion.

     Franchise fees and royalties: Franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. At January 1, 2006, 44 Chuck E. Cheese's restaurants were operated by a total of 28 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Royalties from franchisees are accrued as earned. Franchise fees included in revenues were $85,000, $160,000, and $281,000 in 2005, 2004 and
2003, respectively.

     Cost of sales: Cost of sales includes the cost of food, beverage, related supplies, prizes and merchandise sold during the period and restaurant labor expenses. These amounts exclude any allocation of other operating costs including depreciation and amortization expense.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1.   Summary of significant accounting policies (continued):

     Advertising costs: Production costs for commercials and coupons are expensed in the year in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $27.7 million, $26.1 million and $24.6 million in 2005, 2004 and 2003, respectively.

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

     Recent Accounting Pronouncements: In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 13-1 ("FSP 13-1"), "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on the Company's consolidated financial statements.

     In June 2005, the FASB reached a consensus on EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company currently complies with this guidance and therefore, the adoption of EITF 05-06 does not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.   Summary of significant accounting policies (continued):

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The future impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures, as reflected above.


2.   Accounts receivable:

                                                            2005        2004
                                                           ------      ------
                                                               (thousands)

Trade..................................................   $   5,109   $   4,645
Tax receivables........................................       4,237
Vendor rebates.........................................       4,233       3,096
Leasehold improvement incentives.......................       4,210       4,139
Other..................................................       2,534       1,602
                                                          ---------   ---------
                                                          $  20,323   $  13,482
                                                          =========   =========



3.   Property and equipment:

                                                            2005        2004
                                                           ------      ------
                                                               (thousands)

Land...................................................   $  43,489   $  42,661
Leasehold improvements.................................     349,461     355,230
Buildings .............................................      83,286      52,590
Game, restaurant and other equipment...................     383,249     357,185
Property leased under capital leases (Note 6)..........      14,081      13,512
                                                          ---------   ---------
                                                            873,566     821,178
Less accumulated depreciation and amortization.........    (300,063)   (276,724)
                                                          ---------   ---------
    Net property and equipment in service..............     573,503     544,454
Construction in progress...............................      11,372       7,992
Game and restaurant equipment held for future service..       7,380      10,635
                                                          ---------   ---------
                                                          $ 592,255   $ 563,081
                                                          =========   =========

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Accrued liabilities and accrued insurance:

                                                            2005        2004
                                                           ------      ------
                                                               (thousands)

Current:
   Salaries and wages..................................   $   9,892   $  12,680
   Insurance...........................................       5,116       9,879
   Taxes, other than income............................       6,877       6,453
   Income taxes........................................           0       2,926
   Other...............................................       5,906       4,391
                                                          ---------   ---------
                                                          $  27,791   $  36,329
                                                          =========   =========
Long-term:
   Insurance ..........................................   $  17,000   $  10,856
                                                          =========   =========


     Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company's self-insured retention programs for general liability, workers' compensation, health benefits and certain other insured risks.


5.   Long-term debt:

                                                            2005        2004
                                                           ------      ------
                                                               (thousands)
Revolving bank loan, prime or LIBOR
   plus 0.50% to 1.25%,  due July 2010.... ............   $ 137,100   $  77,800
Obligations under capital leases (Note 6)..............      12,468      12,152
                                                          ---------   ---------
                                                            149,568      89,952
Less current portion...................................        (594)    (78,279)
                                                          ---------   ---------
                                                          $ 148,974   $  11,673
                                                          =========   =========


     In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company's previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (7.25% at January 1, 2006) or, at the Company's option, LIBOR (4.38% at January 1, 2006) plus 0.75%. A 0.1% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreement. The weighted average interest rate on the revolving bank loan was 4.2% and 2.3% in 2005 and 2004, respectively. The Company capitalized interest costs of $109,000, $56,000 and $77,000 in 2005, 2004 and 2003, respectively, related to the construction of new restaurants.

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

     Scheduled annual maturities of the obligations for capital and operating leases as of January 1, 2006, are as follows:

 Years                                                         Capital     Operating
-------                                                       --------     ---------
                                                                    (thousands)

2006.....................................................     $  1,500     $  60,643
2007.....................................................        1,500        58,508
2008.....................................................        1,500        57,504
2009.....................................................        1,500        56,665
2010.....................................................        1,500        56,299
2011-2028 (aggregate payments)...........................       12,435       489,841
                                                              --------     ---------
Minimum future lease payments ...........................       19,935     $ 779,460
                                                                           =========
Less amounts representing interest.......................       (7,467)
                                                              --------
Present value of future minimum lease payments...........       12,468
Less current portion.....................................         (594)
                                                              --------
Long-term capital lease obligation.......................     $ 11,874
                                                              ========



     The Company's rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

                                                2005         2004         2003
                                               ------       ------       ------
                                                      (thousands)

Minimum................................       $ 65,140     $ 62,191     $ 56,791
Contingent.............................            240          430          291
                                              --------     --------     --------
                                              $ 65,380     $ 62,621     $ 57,082
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

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Income taxes:

     The significant components of income tax expense are as follows:

                                                                 2005         2004         2003
                                                                ------       ------       ------
                                                                          (thousands)
Current expense:
   Federal..............................................       $ 43,238     $ 33,761     $ 23,430
   State................................................          3,076        6,167        4,810
   Foreign..............................................                         200          180
Tax benefit from exercise of stock options .............          5,231        7,801        4,072
                                                               --------     --------     --------
      Total current expense.............................         51,545       47,929       32,492
Deferred expense:
  Federal...............................................         (5,494)       3,192        9,497
  State.................................................           (676)         112          728
  Foreign...............................................           (301)           0            0
                                                               --------     --------     --------
      Total deferred expense............................         (6,471)       3,304       10,225
                                                               --------     --------     --------
                                                               $ 45,074     $ 51,233     $ 42,717
                                                               ========     ========     ========


     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                            2005         2004
                                                           ------       ------
                                                               (thousands)
Current deferred tax asset:
   Accrued vacation................................       $    997     $    973
   Unearned gift certificates .....................            690          695
   Other...........................................            137           95
                                                          --------     --------
                                                          $  1,824     $  1,763
                                                          ========     ========

Non-current deferred tax asset (liability):
   Deferred rent...................................       $ 20,873     $ 20,462
   Unearned franchise fees.........................            269          153
   Depreciation....................................        (56,866)     (60,364)
   Foreign.........................................           (459)        (760)
   Insurance.......................................          7,404        3,263
   Other...........................................           (493)         817
                                                          --------     --------
                                                          $(29,272)    $(36,429)
                                                          ========     ========

     A reconciliation of the statutory rate to taxes provided is as follows:

                                                     2005       2004       2003
                                                    ------     ------     ------

Federal statutory rate.........................      35.0%      35.0%      35.0%
State income taxes, net of federal benefit.....       2.0%       3.3%       3.3%
Other..........................................       1.2%                   .5%
                                                    ------     ------     ------
Effective tax rate.............................      38.2%      38.3%      38.8%
                                                    ======     ======     ======

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


                                                              2005         2004         2003
                                                             ------       ------       ------

Net income.............................................     $ 72,877     $ 82,532     $ 67,381
Accretion of redeemable preferred stock................                                    (49)
Redeemable preferred stock dividends...................                                   (113)
                                                            --------     --------     --------
Net income applicable to common shares.................     $ 72,877     $ 82,532     $ 67,219
                                                            ========     ========     ========

Basic:
   Weighted average common shares outstanding..........       35,091       37,251       39,654
                                                            ========     ========     ========
   Earnings per common share...........................     $   2.08     $   2.22     $   1.70
                                                            ========     ========     ========

Diluted:
   Weighted average common shares outstanding..........       35,091       37,251       39,654
   Potential common shares for stock options...........        1,097        1,221          735
                                                            --------     --------     --------
   Weighted average shares outstanding.................       36,188       38,472       40,389
                                                            ========     ========     ========
   Earnings per common and potential common shares.....     $   2.01     $   2.15     $   1.66
                                                            ========     ========     ========


     Anti-dilutive stock options to purchase 946,680; 5,175; and 1,143,144 common shares were not included in the EPS computations in 2005, 2004 and 2003, respectively, because the exercise prices of these options were greater than the average market price of the common shares.


9.   Benefit plans:

     The Company has benefit plans that include: a) incentive bonus compensation plans based on tenure or the performance of the Company, b) non-statutory stock option plans for its employees and non-employee directors, c) restricted stock plans for employees and non-employee directors, and d) a retirement and savings plan.

     In 1997, the Company adopted an employee stock option plan under which 10,781,250 shares, as amended in 2004, may be granted before July 31, 2007. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. Options which have been granted under the plan cannot be re-priced without shareholder approval.

     In 1995, the Company adopted a stock option plan for its non-employee directors. Per an amendment to the plan in 2004, the number of shares of the Company's common stock that may be issued under this plan cannot exceed 437,500. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. Options which expire or terminate may be re-granted under the plan. Options may not be exercised until the non-employee director has served on the Board of Directors for at least two years after the date of grant.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Benefit plans (continued):

     In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares may be granted before December 31, 2014. The price of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan.

     In March 2005, the Company adopted a restricted stock plan for its non-employee directors under which 50,000 shares may be granted before March 1, 2020. The stockholders of the Company approved the plan in May 2005, accordingly the Company is restricted from issuing stock options to its non-employee directors. In January of each year, each non-employee director is entitled to a restricted stock award for the number of common shares having a fair market value as of the date of grant equal to $75,000. All shares awarded shall provide for a vesting period of at least one year and no more than five years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan.

     At January 1, 2006, there were 1,982,652 shares available for future grants under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:


                                                                                                Weighted Average
                                                        Number of Shares                    Exercise  Price Per Share
                                             ---------------------------------------    --------------------------------
                                                2005          2004          2003          2005        2004        2003
                                               ------        ------        ------        ------      ------      ------

Options outstanding, beginning of year        5,087,053     5,598,311     4,538,213     $ 23.08     $ 21.09     $ 20.42
   Granted .......................              970,031       641,671     2,264,756       36.76       31.90       19.98
   Exercised......................             (547,370)   (1,063,029)     (959,861)      20.50       17.74       15.20
   Terminated.....................              (56,940)      (89,900)     (244,797)      30.66       25.29       21.53
                                             ----------    ----------    ----------
Options outstanding, end of year              5,452,774     5,087,053     5,598,311       25.69       23.08       21.09
                                             ==========    ==========    ==========



     Options outstanding at January 1, 2006:


                          Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------     -------------------------------
                         Shares        Weighted Avg.        Weighted           Shares           Weighted
    Range of          Outstanding        Remaining          Average         Exercisable         Average
 Exercise Prices      as of 1/1/06     Life (Years)      Exercise Price     as of 1/1/06     Exercise Price
 ---------------      ------------     -------------     --------------     ------------     --------------

$ 11.67 - $ 19.99       2,169,937           3.4             $ 18.95           1,423,016          $ 18.42
$ 20.83 - $ 27.43         852,086           2.0               22.68             849,937            22.68
$ 29.00 - $ 31.49         960,845           3.2               29.21             659,890            29.16
$ 31.64 - $ 34.09         508,222           5.1               31.90              27,126            32.02
$ 35.04 - $ 42.17         961,684           4.2               36.76               2,322            36.18
                       ----------                                            ----------
$ 11.67 - $ 42.17       5,452,774           3.4               25.69           2,962,291            22.17
                       ==========                                            ==========


     Stock options expire from five to seven years from the grant date. Stock options vest over various periods ranging from one to four years.

     Through March 7, 2006, the Company has granted 238,143 shares under the employee restricted stock plan and 12,846 shares under the non-employee directors restricted stock plan.

                             CEC ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Benefit plans (continued):

     The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. At January 1, 2006, 9,231 shares remained available for grant under the plan. The Company made contributions of approximately $455,758 and $400,766 in common stock for the 2004 and 2003 plan years, respectively. The Company accrued $463,100 for contributions for the 2005 plan year which will be paid in common stock in 2006.

     In February 2006, the Company amended its incentive bonus plan to include the addition of a tenure-based element applicable to certain employees. The amendment also includes a change in one of the criteria used to determine the performance based element of the bonus plan, which is applicable to all eligible employees of the Company. Previously, the performance criteria was based upon comparable store sales and net income results for the applicable fiscal year of the bonus plan. The amendment to the bonus plan changes the net income component to an earnings per share component. The amendments to the Company's incentive bonus plan will be submitted to the stockholders for their approval.

10.  Quarterly results of operations (unaudited):

     The following summarizes the unaudited quarterly results of operations in 2005 and 2004 (thousands, except per share data).


                                                   Fiscal year ended January 1, 2006
                                          ---------------------------------------------------
                                           April 3        July 3        Oct. 2        Jan. 1
                                          ---------     ---------     ---------     ---------

Revenues.............................     $ 214,086     $ 168,401     $ 179,589     $ 164,087
Income before income taxes...........        52,277        23,396        26,385        15,893
Net income...........................        32,254        14,436        16,280         9,907

Earnings Per Share:
  Basic .............................     $     .89     $     .41     $     .47     $     .29
  Diluted ...........................           .86           .40           .45           .28



                                                   Fiscal year ended January 2, 2005
                                          ---------------------------------------------------
                                           March 28      June 27       Sept. 26       Jan. 2
                                          ---------     ---------     ---------     ---------

Revenues.............................     $ 206,948     $ 165,424     $ 183,622     $ 172,085
Income before income taxes...........        50,945        23,363        34,222        25,235
Net income...........................        31,433        14,416        21,114        15,569

Earnings Per Share:
  Basic .............................     $     .82     $     .38     $     .57     $     .43
  Diluted ...........................           .79           .37           .56           .41


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

MANAGEMENT'S   REPORT  ON  INTERNAL   CONTROL  OVER   FINANCIAL   REPORTING  AND
MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


     We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of such evaluation.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2006 based on the criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of January 1, 2006 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CEC Entertainment, Inc.
Irving, Texas



We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that CEC Entertainment, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO control criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also in our opinion, the Company maintained effective internal control over financial reporting as of January 1, 2006, based on the COSO control criteria.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2006 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.


DELOITTE & TOUCHE LLP


Dallas, Texas
March 16, 2006

Item 9B. Other Information

     None.


                                 P A R T   I I I

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2006 annual meeting of stockholders. The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code of Ethics") that applies to the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and
regulations    will   also   be   posted   on   the    Company's    website   at
www.chuckecheese.com.

Item 11. Executive Compensation.

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2006 annual meeting of stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 2006 annual meeting of stockholders.


Item 13. Certain Relationships and Related Transactions.

     The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2006 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

     The information required by this Item is incorporated by reference to and will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2006 annual meeting of stockholders.

                                  P A R T   I V


Item 15. Exhibits, Financial Statement Schedules.

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements and Supplementary Data:

          Report of independent registered public accounting firm.
          CEC  Entertainment, Inc. consolidated financial statements:
               Consolidated balance sheets as of January 1, 2006 and January 2, 2005.
               Consolidated statements of earnings and comprehensive income for the years ended January 1,2006, January 2, 2005, and December 28, 2003.
               Consolidated statements of shareholders' equity for the years ended January 1, 2006, January 2, 2005, and December 28, 2003. Consolidated statements of cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003.
               Notes to consolidated financial statements.

(2)      Exhibits:

Number         Description

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

10(c) Amended and Restated Credit Agreement, in the stated amount of $200,000,000, dated July 18, 2005, between CEC Entertainment Concepts, L.P., Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., Suntrust Bank, and the other Lenders (filed as Exhibit 10(a)(1) to the Company's Form 8-K (No. 001-13687), and incorporated herein by reference).

10(d)(1)  1997  Non-Statutory  Stock  Option  Plan  (filed as Exhibit 4.1 to the
          Company's  Form S-8  (No.  333-41039),   and   incorporated  herein by
          reference).

10(d)(2) Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company's Annual Report on Form 10-K for the year ended ended January 2, 1998, and incorporated herein by reference).

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

10(f)(1) 2004 Restricted Stock Plan (filed as Exhibit A to the Company's Form S-8 (No. 333-119232), and incorporated herein by reference).

10(f)(2) Specimen form of Contract under the 2004 Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

10(g)(1) Non-Employee Directors Restricted Stock Plan (filed as Exhibit A to the Company's Form S-8 (No.333-130142), and incorporated herein by reference).

10(g)(2) Specimen form of Contract under the Non-Employee Directors Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

10(h)(1)  Specimen form of the Company's  current Franchise  Agreement (filed as
          Exhibit 10(a)(1) to the Company's Form 8-K (No. 001-13687) dated March 5, 2004, and incorporated herein by reference).

10(h)(2)  Specimen form of the Company's current Development Agreement (filed as
          Exhibit 10(a)(2) to the Company's Form 8-K (No. 001-13687) dated March 5, 2004, and incorporated herein by reference).

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


(b)  Reports on Form 8-K:

During the fourth quarter and to present, we filed or furnished the following reports on Form 8-K:

     A current report on Form 8-K, dated October 25, 2005, containing a press release on October 25, 2005
     A current report on Form 8-K, dated February 21 2006, containing a press release on February 21, 2006.
     A current report on Form 8-K, dated March 3, 2006, containing information on an entry into a material agreement.

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


Dated:   March 17, 2006                     CEC Entertainment, Inc.



                                            By: /s/ Richard M. Frank
                                            --------------------------------
                                            Richard M. Frank
                                            Chairman of the Board and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
---------                       -----                             ----

/s/ Richard M. Frank            Chairman of the Board,            March 17, 2006
---------------------------
Richard M. Frank                Chief Executive Officer,
                                and Director (Principal
                                Executive Officer)

/s/ Christopher D. Morris       Executive Vice President,         March 17, 2006
---------------------------
Christopher D. Morris           Chief Financial Officer
                                (Principal Financial Officer)

/s/ James Mabry                 Vice President, Controller        March 17, 2006
---------------------------
James Mabry                     and Treasurer
                                (Principal Accounting Officer)

/s/ Michael H. Magusiak         President and Director            March 17, 2006
---------------------------
Michael H. Magusiak

/s/  Richard T. Huston          Director                          March 17, 2006
---------------------------
 Richard T. Huston

/s/ Larry T. McDowell           Director                          March 17, 2006
---------------------------
Larry T. McDowell

/s/ Tim T. Morris               Director                          March 17, 2006
---------------------------
Tim T. Morris

/s/ Louis P. Neeb               Director                          March 17, 2006
---------------------------
Louis P. Neeb

/s/ Cynthia I. Pharr Lee        Director                          March 17, 2006
---------------------------
Cynthia I. Pharr Lee

/s/   Walter Tyree              Director                          March 17, 2006
---------------------------
  Walter Tyree

 /s/ Raymond E. Wooldridge      Director                          March 17, 2006
---------------------------
Raymond E. Wooldridge

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

10(f)(2) Specimen form of Contract under the 2004 Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

10(g)(2)        Specimen  form of  Contract  under  the  Non-Employee  Directors
                Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

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