Form 10-Q
period 2006-04-02
CEC ENTERTAINMENT INC
filed 2006-05-12
CIK 813920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2006.
                                                                  -------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_].

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) . Yes [ ] No [X]

     At May 8, 2006, an aggregate of 33,289,098 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

                             CEC ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets................................    3
      Condensed Consolidated Statements of Earnings and Comprehensive
         Income............................................................    4
      Condensed Consolidated Statement of Shareholders' Equity.............    5
      Condensed Consolidated Statements of Cash Flows .....................    6
      Notes to Condensed Consolidated Financial Statements.................    7

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................   12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk .....   16

   Item 4.  Controls and Procedures........................................   16

Part II - Other Information:

   Item 1.   Legal Proceedings.............................................   17

   Item 1A. Risk Factors...................................................   17

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..   17

   Item 4.    Submission of Matters to a Vote of Security Holders..........   17

   Item 6.    Exhibits and Reports on Form 8-K.............................   17

Signatures.................................................................   18

Certifications.............................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                             CEC ENTERTAINMENT, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                          (Thousands, except share data)

                                                      ASSETS
                                                                                      April 2,       January 1,
                                                                                        2006            2006
                                                                                     ---------       ----------
                                                                                                   (as adjusted-
                                                                                                     see Note 3)
Current assets:
   Cash and cash equivalents....................................................     $  15,689       $  12,184
   Accounts receivable..........................................................        19,652          20,323
   Inventories..................................................................        12,799          13,659
   Prepaid expenses.............................................................         9,746           7,882
   Deferred tax asset...........................................................         1,824           1,824
                                                                                     ---------       ---------
      Total current assets......................................................        59,710          55,872
                                                                                     ---------       ---------

Property and equipment, net.....................................................       594,550         592,255
                                                                                     ---------       ---------

Other assets....................................................................         1,762           2,201
                                                                                     ---------       ---------
                                                                                     $ 656,022       $ 650,328
                                                                                     =========       =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $     599       $     594
   Accounts payable.............................................................        21,117          30,264
   Accrued liabilities..........................................................        46,346          27,791
                                                                                     ---------       ---------
      Total current liabilities.................................................        68,062          58,649
                                                                                     ---------       ---------

Long-term debt, less current portion............................................       116,729         148,974
                                                                                     ---------       ---------

Deferred rent...................................................................        63,974          61,877
                                                                                     ---------       ---------

Deferred tax liability..........................................................        16,131          15,388
                                                                                     ---------       ---------

Accrued insurance...............................................................        17,000          17,000
                                                                                     ---------       ---------

Commitments and contingencies (Note 4)

Shareholders' equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; 56,591,613
      and 56,115,658 shares issued, respectively ...............................         5,659           5,612
   Capital in excess of par value...............................................       328,231         314,476
   Retained earnings ...........................................................       497,618         468,398
   Accumulated other comprehensive income ......................................         2,467           2,446
   Deferred compensation........................................................        (6,915)
   Less treasury shares of 22,821,415 and 22,499,815, respectively, at cost.....      (452,934)       (442,492)
                                                                                     ---------       ---------
                                                                                       374,126         348,440
                                                                                     ---------       ---------
                                                                                     $ 656,022       $ 650,328
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



                                       CEC ENTERTAINMENT, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE INCOME
                                             (Unaudited)
                                 (Thousands, except per share data)

                                                                          Three Months Ended
                                                                  ---------------------------------
                                                                  April 2, 2006       April 3, 2005
                                                                  -------------       -------------
                                                                                      (as adjusted-
                                                                                       see Note 3)

Food and beverage revenues...................................       $ 148,600           $ 139,044
Games and merchandise revenues...............................          77,506              74,242
Franchise fees and royalties.................................             884                 795
Interest income .............................................               2                   5
                                                                    ---------           ---------
                                                                      226,992             214,086
                                                                    ---------           ---------

Costs and expenses:
   Cost of sales:
      Food, beverage and related supplies....................          27,422              25,568
      Games and merchandise..................................          10,062               8,324
      Labor..................................................          59,626              53,825
                                                                    ---------           ---------
                                                                       97,110              87,717
   Selling, general and administrative expenses..............          28,672              26,894
   Depreciation and amortization.............................          15,919              14,397
   Interest expense..........................................           1,703                 723
   Other operating expenses..................................          36,610              33,555
                                                                    ---------           ---------
                                                                      180,014             163,286
                                                                    ---------           ---------

Income before income taxes...................................          46,978              50,800

Income taxes.................................................          17,758              19,457
                                                                    ---------           ---------

Net income ..................................................          29,220              31,343

Other comprehensive income (loss), net of tax:
   Foreign currency translation..............................              21                (135)
                                                                    ---------           ---------

Comprehensive income.........................................       $  29,241           $  31,208
                                                                    =========           =========

Earnings per share:
   Basic:
      Net income ............................................       $     .87           $     .87
                                                                    =========           =========
      Weighted average shares outstanding....................          33,719              36,205
                                                                    =========           =========
   Diluted:
      Net income  ...........................................       $     .85           $     .84
                                                                    =========           =========
      Weighted average shares outstanding....................          34,517              37,451
                                                                    =========           =========









                      See notes to condensed consolidated financial statements.



                                           CEC ENTERTAINMENT, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (Unaudited)
                                                 (Thousands)


                                                                                     Amounts         Shares
                                                                                     -------         ------

Common stock and capital in excess of par value:
   Balance, beginning of year (as adjusted - see Note 3).....................       $ 320,088        56,116
   Stock options exercised...................................................           4,842           220
   Excess tax benefit from stock-based compensation..........................             303
   Stock issued under 401(k) plan............................................             457            13
   Stock compensation expense................................................           1,084
   Issuance of restricted stock, net of forfeiture adjustments...............           7,116           243
                                                                                    ---------       -------
   Balance, April 2, 2006....................................................         333,890        56,592
                                                                                    ---------       =======

Retained earnings:
   Balance, beginning of year (as adjusted - see Note 3).....................         468,398
   Net income................................................................          29,220
                                                                                    ---------
   Balance, April 2, 2006....................................................         497,618
                                                                                    ---------

Accumulated other comprehensive income:
   Balance, beginning of year................................................           2,446
   Foreign currency translation..............................................              21
                                                                                    ---------
   Balance, April 2, 2006....................................................           2,467
                                                                                    ---------

Deferred compensation:
   Balance, beginning of year................................................               0
   Stock compensation expense................................................             201
   Issuance of restricted stock, net of forfeiture estimates.................          (7,116)
                                                                                    ---------
   Balance, April 2, 2006....................................................          (6,915)
                                                                                    ---------

Treasury shares:
   Balance, beginning of year................................................        (442,492)       22,500
   Treasury stock acquired...................................................         (10,442)          321
                                                                                    ---------       -------
   Balance, April 2, 2006....................................................        (452,934)       22,821
                                                                                    ---------       =======

Total shareholders' equity...................................................       $ 374,126
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



                                        CEC ENTERTAINMENT, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (Thousands)

                                                                              Three Months Ended
                                                                       --------------------------------
                                                                       April 2, 2006      April 3, 2005
                                                                       -------------      -------------
                                                                                          (as adjusted-
                                                                                           see Note 3)
Operating activities:
   Net income .....................................................       $ 29,220           $ 31,343
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Depreciation and amortization................................         15,919             14,397
      Deferred income taxes........................................            749             (1,746)
      Stock compensation expense...................................          1,285              1,477
      Excess tax benefit from stock-based compensation.............           (303)              (267)
      Contributions from landlords.................................          1,788              1,596
      Deferred lease rentals.......................................            309                973
      Provision for asset write-offs...............................            367                293
      Changes in assets and liabilities:
         Accounts receivable.......................................            671               (722)
         Inventories...............................................            860                764
         Prepaid expenses..........................................         (1,864)            (1,689)
         Accounts payable..........................................         (8,679)            (3,318)
         Accrued liabilities.......................................         19,043             17,424
                                                                          --------           --------
            Cash provided by operations............................         59,365             60,525
                                                                          --------           --------

Investing activities:
   Purchases of property and equipment.............................        (18,688)           (15,767)
   Decrease in other assets........................................            412                280
                                                                          --------           --------
            Cash used in investing activities......................        (18,276)           (15,487)
                                                                          --------           --------

Financing activities:
   Proceeds on long-term debt......................................                             3,000
   Payments on long-term debt......................................        (32,240)           (28,134)
   Exercise of stock options ......................................          4,842              3,100
   Excess tax benefit from stock-based compensation................            303                267
   Treasury stock acquired ........................................        (10,442)           (23,594)
   Other ..........................................................            (47)               288
                                                                          --------           --------
            Cash used in financing activities......................        (37,584)           (45,073)
                                                                          --------           --------

Increase (decrease) in cash and cash equivalents ..................          3,505                (35)
Cash and cash equivalents, beginning of period.....................         12,184             11,798
                                                                          --------           --------
Cash and cash equivalents, end of period...........................       $ 15,689           $ 11,763
                                                                          ========           ========


Supplemental cash flow information:
   Interest paid...................................................       $    630           $    763
   Income taxes paid...............................................          1,226              3,806

Non-cash investing and financing activities:
   Change in accrued construction accounts payable.................           (196)               (58)
   Stock issued under 401(k) plan..................................            457                456



                       See notes to condensed consolidated financial statements.


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Interim financial statements:

     In the opinion of management, the accompanying condensed consolidated financial statements for the periods ended April 2, 2006 and April 3, 2005 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 1, 2006. Results of operations for the periods ended April 2, 2006 and April 3, 2005 are not necessarily indicative of the results for the year.


2.   Earnings per common share:

     Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):


                                                                                          Three Months Ended
                                                                                       -----------------------
                                                                                       April 2,       April 3,
                                                                                         2006           2005
                                                                                       --------       --------
                                                                                                    (as adjusted-
                                                                                                     See Note 3)

Net income .....................................................................       $ 29,220       $ 31,343
                                                                                       ========       ========

Basic:
   Weighted average common shares outstanding...................................         33,719         36,205
                                                                                       ========       ========
   Earnings per common share....................................................       $    .87       $    .87
                                                                                       ========       ========

Diluted:
   Weighted average common shares outstanding...................................         33,719         36,205
   Potential common shares for stock options and restricted shares..............            798          1,246
                                                                                       --------       --------
   Weighted average shares outstanding..........................................         34,517         37,451
                                                                                       ========       ========
   Earnings per common and potential
      common share..............................................................       $    .85       $    .84
                                                                                       ========       ========


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.   Stock based compensation:

     The Company adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("FAS 123R") and has elected to apply the modified retrospective method of adoption and as a result, retroactively adjusted the results from prior periods.

     Under the terms of the Company's stock option plans, employees and non-employee directors may be granted options to purchase the Company's common stock at a price equal to the market price on the date of grant. Options may not be exercised until the employee has been continuously employed for at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. At April 2, 2006, there were 2,047,639 shares available for future awards under the stock option plans.

     Stock option transactions are summarized as follows:

                                                                     Weighted
                                                    Options          Average
                                                  Outstanding     Exercise Price
                                                  -----------     --------------

Options outstanding, Jan. 1, 2006............      5,452,774          $ 25.69
   Granted...................................
   Exercised.................................       (219,988)           22.01
   Terminated................................        (64,987)           33.23
                                                  ----------
Options outstanding,  April 2, 2006..........      5,167,799            25.75
                                                  ==========

     Options outstanding at April 2, 2006:


                             Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------       -----------------------------
                          Options          Weighted Avg.          Weighted            Options           Weighted
    Range of            Outstanding          Remaining            Average           Exercisable         Average
 Exercise Prices        as of 4/2/06       Life (Years)        Exercise Price       as of 4/2/06        Exercise
 ---------------        ------------       ------------        --------------       ------------       ----------

$ 11.67 - $ 19.99         2,026,571             3.1               $ 18.90             1,935,650          $ 18.83
$ 20.83 - $ 27.43           801,826             1.8                 22.68               849,546            22.67
$ 29.00 - $ 31.49           936,256             3.0                 29.22               896,266            29.12
$ 31.64 - $ 34.09           481,284             4.8                 31.90               266,803            31.88
$ 35.04 - $ 42.17           921,862             3.9                 36.77               230,314            36.65
                         ----------                                                  ----------
$ 11.67 - $ 42.17         5,167,799             3.2                 25.75             4,178,579            23.64
                         ==========                                                  ==========


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   Stock based compensation (continued):

     Prior to 2006, the Company accounted for stock compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and elected to recognize no expense related to stock compensation, since options were always granted with an exercise price equal to the market price of the Company's stock on the date of grant. In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock compensation - FAS 123R. The revised standard, which was adopted by the Company in the first quarter of 2006, eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense of stock options and all other forms of equity compensation generally based on the fair value of the instruments on the date of grant. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that stock compensation expense has on the Company, the Company has retrospectively applied the new standard to prior period results.

     The fair value of stock compensation is recognized in selling, general and administrative expense over the vesting period, and is determined on the date of grant using the Black-Scholes option pricing model to determine the fair value of options granted. The estimated fair value of options granted was $9.72, $9.93 and $6.32 per share in 2005, 2004 and 2003, respectively. The following weighted average assumptions were used for grants: risk free interest rate of 4.1%, 3.00% and 3.10% in 2005, 2004 and 2003, respectively; no dividend yield; expected lives of three years in 2005 and five years in 2004 and 2003; and expected volatility of 30%.

     The unaudited condensed consolidated statement of income for the three months ended April 2, 2006 and April 3, 2005 reflects pre-tax share based compensation cost of $1.3 million and $1.5 million, respectively. The impact on net income for the three months ended April 2, 2006 and April 3, 2005 was $791,000 and $911,000, respectively. The amount expensed in 2006 includes the expense of restricted shares granted in the first quarter of 2006. Unrecognized pretax stock compensation cost as of April 2, 2006 was $5.8 million related to stock options granted and $6.9 million related to restricted shares issued.

     Cash proceeds from the exercise of stock options totaled $4.8 million and $3.1 million in the first three months of 2006 and the first three months of 2005, respectively. Stock options exercised in the first quarters of 2006 and 2005 had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $2.4 million and $1.3 million, respectively. The income tax benefit related to the expense of employee stock options was $303,000 and $267,000 for the first quarters of 2006 and 2005, respectively.

     Following are figures pertinent to the balance sheet as of January 1, 2006 and the first quarter of 2005 consolidated statement of earnings as they were previously reported and as restated for the retrospective adoption of FAS123R.


                                                                       January 1, 2006
                                                         --------------------------------------------
                                                         As Previously
                                                            Reported        Adjustment       Adjusted
                                                         -------------      ----------      ---------

Condensed Consolidated Balance Sheet:
   Deferred tax liability...........................       $  29,272         $(13,884)      $  15,388
   Capital in excess of par value...................         262,846           51,630         314,476
   Retained earnings................................         506,144          (37,746)        468,398
   Total shareholders' equity.......................         334,556           13,884         348,440


                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   Stock based compensation (continued):

                                                               Three Months ended April 3, 2005
                                                         --------------------------------------------
                                                         As Previously
                                                            Reported        Adjustment       Adjusted
                                                         -------------      ----------      ---------
Condensed Consolidated Statement of Earnings:
   Selling, general and administrative expenses.....       $  25,417         $  1,477       $  26,894
   Total costs and expenses.........................         161,809            1,477         163,286
   Income before income taxes.......................          52,277           (1,477)         50,800
   Income taxes.....................................          20,023             (566)         19,457
   Net income.......................................          32,254             (911)         31,343
   Comprehensive income.............................          32,119             (911)         31,208
   Basic earnings per share.........................             .89             (.02)            .87
   Diluted earnings per share.......................             .86             (.02)            .84


                                                               Three Months ended April 3, 2005
                                                         --------------------------------------------
                                                         As Previously
                                                            Reported        Adjustment       Adjusted
                                                         -------------      ----------      ---------
Condensed Consolidated Statement of Cash Flows:
   Net income.......................................       $  32,254         $   (911)      $  31,343
   Stock compensation expense.......................               0            1,477           1,477
   Excess tax benefit from stock-based compensation.             497             (764)           (267)
   Deferred income taxes............................          (1,410)            (336)         (1,746)
   Accrued liabilities..............................          17,157              267          17,424
   Cash provided by operating activities............          60,792             (267)         60,525
   Excess tax benefit from stock-based compensation.               0              267             267
   Cash used in financing activities................         (45,340)             267         (45,073)


     In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares may be granted before December 31, 2014. The value of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan. In 2006, 242,525 shares were issued under the plan, net of 8,464 shares forfeited, at a weighted average price of $33.19. As a result, the Company recognized deferred compensation cost of $7.1 million.

4.   Commitments and contingencies:

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

                             CEC ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5.   New accounting pronouncement:

     In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Sales Taxes collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording sales taxes in the Company's consolidated financial statements.

     There are no other recently issued accounting standards effective after April 2, 2006 that are expected to materially impact the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2006 Compared to First Quarter 2005

     A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2006 and 2005 is shown below.

                                                        Three Months Ended
                                                  ------------------------------
                                                  April 2, 2006    April 3, 2005
                                                  -------------    -------------
                                                                     (adjusted)
Revenue.......................................        100.0%           100.0%
                                                      -----            -----
Costs and  expenses:
   Cost of sales:
      Food, beverage and related supplies.....         12.1             11.9
      Games and merchandise...................          4.4              3.9
      Labor...................................         26.3             25.1
                                                      -----            -----
                                                       42.8             40.9
   Selling, general and administrative........         12.6             12.6
   Depreciation and amortization..............          7.0              6.7
   Interest expense...........................           .8               .4
   Other operating expenses...................         16.1             15.7
                                                      -----            -----
                                                       79.3             76.3
                                                      -----            -----
Income before income taxes....................         20.7             23.7
Income tax expense ...........................          7.8              9.1
                                                      -----            -----
Net income ...................................         12.9%            14.6%
                                                      =====            =====

     Revenues

     Revenues increased 6.0% to $227.0 million in the first quarter of 2006 from $214.1 million in the first quarter of 2005 due to a weighted average increase of 25 Company-operated restaurants and an increase of 1.2% in comparable store sales between the periods. There was a negative impact associated with a number of school spring breaks shifting from the first quarter of the prior year to the second quarter of this year. In the first quarter of 2006, the number of guests per comparable store increased an estimated 4% to 5% compared to the same period of the prior year due primarily to a marketing promotion and enhanced coupon initiative. Additionally, the average guest check declined an estimated 3% to 4% in the first quarter of 2006 compared to the first quarter of 2005. There was no material net change in menu prices between the first quarter of 2005 and the first quarter of 2006.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 79.3% in the first quarter of 2006 from 76.3% in the first quarter of 2005.

     Cost of sales increased as a percentage of revenues to 42.8% in the first quarter of 2006 from 40.9% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues increased to 12.1% in the first quarter of 2006 from 11.9% in the first quarter of 2005, due to higher produce and paper costs which were partially offset by a reduction in cheese prices and a reduction in the cost of various pizza toppings. In addition, margin pressure associated with the decline in average guest check increased costs as a percentage of revenues. Cost of games and merchandise as a percentage of revenues increased to 4.4% in the first quarter of 2006 from 3.9% in the first quarter of 2005 due primarily to the distribution of free tokens related to a marketing promotion in the first quarter of 2006. Labor expense as a percentage of revenues increased to 26.3% in the first quarter of 2006 from 25.1% in the first quarter of 2005 primarily due to higher wage rates and a decline in the average guest check.

     Selling, general and administrative expenses as a percentage of revenues were 12.6% in the first three months of 2006 and the first three months of 2005. Increased advertising costs associated with a marketing promotion in the first quarter of 2006 was offset by the benefit of not holding a restaurant general manager conference in 2006 compared to the first quarter of 2005.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
increased to 7.0% in the first quarter of 2006 from 6.7% in the first quarter of 2005 due to capital invested in new and existing restaurants.

     Interest expense as a percentage of revenues increased to 0.8% in the first three months of 2006 from 0.4% in the first three months of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

     Other operating expenses increased as a percentage of revenues to 16.1% in the first quarter of 2006 from 15.7% in the first quarter of 2005 primarily due to increased utility costs.

     The Company's effective income tax rate was 37.8% in the first quarter of 2006 compared to 38.3% in the first quarter of 2005.

     Net Income

     The Company had net income of $29.2 million in the first quarter of 2006 compared to $31.3 million in the first quarter of 2005 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 1.2% to $.85 per share in the first quarter of 2006 from $.84 per share in the first quarter of 2005 due to a 7.8% decrease in the number of weighted average shares outstanding offset by a 6.8% decrease in net income discussed above.


     Financial Condition, Liquidity and Capital Resources

     Cash provided by operations was $59.4 million in the first quarter of 2006 compared to $60.5 million in the first quarter of 2005. Net cash outflows from investing activities for the first quarter of 2006 were $18.3 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first quarter of 2006 were $37.6 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company's common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

     Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company's sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $2.8 million at January 1, 2006 to $8.4 million at April 2, 2006 due primarily to the timing of payments for various accrued expenses.

     The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development and acquisitions of existing restaurants from franchisees, (b) a game enhancement initiative that includes new games and rides (c) major remodels, and (d) expansions of the square footage of existing restaurants.

     In 2006, the Company plans to add 24 to 28 restaurants, which includes opening new restaurants, acquiring existing restaurants from franchisees and relocating certain restaurants. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The Company intends on opening or acquiring from franchisees a total of 80 to 90 company restaurants over the next three years, including approximately two to four relocated restaurants per year. The average capital cost of all new restaurants expected to open in 2006 is approximately $2.0 million per restaurant.

     The primary components of the game enhancement initiatives are new games and rides with an average capital cost in 2006 of $90,000 to $110,000 per restaurant. The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and rides, a new ceiling with enhanced lighting, salad bar enhancements, restroom remodels and may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese(R) logo and signage, updating the exterior design of the buildings and, in some restaurants, adding colorful new awnings. The interior component includes painting, updating decor and a new menu board. The typical capital cost of the major remodel is estimated to be $500,000 per restaurant in 2006. Expanding the square footage of existing restaurants can typically range in cost from $300,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $700,000.

     The Company expects the aggregate capital costs in 2006 of completing game enhancements, major remodels and expanding the square footage of existing restaurants to total approximately $40 million and impact approximately 150 restaurants.

     During the first quarter of 2006, the Company opened three new restaurants, completed 18 game rotation upgrades, nine major remodels and expanded the square footage of one restaurant. The Company currently estimates that capital expenditures in 2006 will be $95 to $100 million, including the $40 million the Company is expecting to invest to remodel existing stores. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

     From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 22.0 million shares of the Company's common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $448.2 million. During the first quarter of 2006, the Company repurchased 321,600 shares at an aggregate purchase price of approximately $10.4 million. At the end of the first quarter of 2006, approximately $336.6 million remained available for repurchase under a $400 million repurchase authorization approved by the Company's Board of Directors in July 2005.

     The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in December 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company's option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of April 2, 2006, there were $105.0 million in borrowings under this line of credit and outstanding letters of credit of $12.1 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and other non-cash items ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At April 2, 2006, the Company was in compliance with all of the above debt covenants.

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

     New Accounting Pronouncement

     In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Sales Taxes collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording sales taxes in the Company's consolidated financial statements.

     There are no other recently issued accounting standards effective after April 2, 2006 that are expected to materially impact the Company.


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

Forward Looking Statements

     Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant and entertainment industries, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance, utility and labor costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

Item 4: Controls and Procedures

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of April 2, 2006, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

     There have been no material changes in the Company's risk factors from those disclosed in the Company's 2005 Annual Report on Form 10-K.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table presents information related to repurchases of common stock the Company made during the first quarter of 2006 pursuant to a repurchase program authorized by the Company's Board of Directors in July 2005 to purchase up to $400 million in the Company's common stock:

                                                                       Cumulative          Maximum Dollar
                                                                    Number of Shares      Amount that May
                             Total Number of      Average Price      Purchased Under      Yet be Purchased
                            Shares Purchased     Paid per Share       the Program        Under the Program
                            ----------------     --------------     ----------------     -----------------

Jan. 2 - Jan. 29, 2006              -                   -               1,578,547           $ 347,055,138
Jan. 30 - Feb. 26, 2006             -                   -               1,578,547           $ 347,055,138
Feb. 27 - Apr. 2, 2006           321,600             $ 32.47            1,900,147           $ 336,612,503
                                --------
Total                            321,600             $ 32.47
                                ========


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first quarter of 2006.


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

     b) Reports on Form 8-K

          During the first quarter and to present, we filed or furnished the following reports on Form 8-K:

          A current report on Form 8-K, dated February 21, 2006, announcing fourth quarter 2005 financial results.

          A current report on Form 8-K, dated March 3, 2006, furnishing information on entry into a material definitive agreement.

          A current report on Form 8-K, dated April 25, 2006, announcing first quarter 2006 financial results.

          A current report on Form 8-K, dated May 9, 2006, announcing intentions regarding equity plans for employees and non-employee directors.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CEC ENTERTAINMENT, INC.



Dated: May 12, 2006       By:  /s/ Richard M. Frank
                               -------------------------------
                               Richard M. Frank
                               Chairman of the Board, Chief Executive Officer
                               and Director
                               (Principal Executive Officer)

                               /s/ Christopher D. Morris
                               -------------------------------
                               Christopher D. Morris
                               Executive Vice President, Chief Financial Officer (Principal Financial Officer)

                               /s/ James Mabry
                               -------------------------------
                               James Mabry
                               Vice President, Controller and Treasurer
                               (Principal Accounting Officer)