Form 10-K/A
period 2006-01-01
CEC ENTERTAINMENT INC
filed 2007-04-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-15782

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 258-8507

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, par value $.10 each

(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 6, 2006, an aggregate of 33,660,132 shares of the registrant’s common stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

At June 30, 2005, the aggregate market value of our common stock held by non-affiliates of the registrant was $1,464,985,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant’s 2006 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

CEC ENTERTA INMENT, INC.

FORM 10-K/A

FISCAL YEAR ENDED JANUARY 1, 2006

E XPLANATORY NOTE

This amendment No. 1 on Form 10-K/A to the annual report of CEC Entertainment, Inc. (the “Company”) on Form 10-K for the fiscal year ended January 1, 2006 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006, is being filed to reflect the restatement of the Company’s consolidated financial statements for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (including retained earnings at the beginning of fiscal year 2003), and the notes related thereto. For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

On October 31, 2006, the Company announced that the Audit Committee of its Board of Directors, which is comprised solely of independent directors, had completed a previously announced review of the Company’s stock option granting practices during the period from 1989 through 2005 when the Company made its last stock option grants. This voluntary review was conducted with the assistance of independent legal counsel and external forensic accountants. The review uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the review did find that administrative errors, record-keeping deficiencies and other defects in the stock option granting process resulted in an incorrect selection of measurement dates for certain grants based on the guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees” (“APB 25”). APB 25 defines measurement date as the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any.

On November 10, 2006, the Company and its Audit Committee concluded that the cumulative financial impact of recording additional charges associated with stock option grants from 1989 through 2005 was likely to be material to the current year and possibly prior years resulting in a restatement of the Company’s previously issued consolidated financial statements and that investors should not rely on the Company’s historical financial statements or on related reports from the Company’s registered independent public accounting firm.

Subsequently, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the three months ended April 2, 2006 and each of the fiscal years during the three year period ended January 1, 2006, as well as the selected financial data for the years ended December 29, 2002 and December 30, 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional stock-based compensation expense and related tax effects, resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles.

The Company typically granted stock options to employees utilizing a process in which the Board of Directors or a special committee of the Board of Directors would approve stock option grants through unanimous written consents (“UWC”). The Company relied on the “as of” date of the UWC as the original accounting measurement date for determining stock-based compensation. As a result of an internal review of its historical stock option granting practices for the period 1989 through 2005, the Company concluded that the “as of” date of the UWC could not be relied upon to determine the accounting measurement dates for stock option grants because the exercise price and number of shares were not known with finality at this point. In addition, the Company identified certain administrative errors in calculating stock-based compensation expense. Upon considering all available evidence, including historical approval patterns where supporting documentation was available, the Company formed a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting measurement date. See Critical Accounting Policies under the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K/A for further discussion of the Company’s historical granting practices. Based on the new accounting measurement dates, the Company is restating its financial statements to reflect the accounting impact for this change in measurement date.

As a result of the Company’s determination that certain of its measurement dates were not determined appropriately, the Company also reviewed its stock option grants to assess any related tax implications. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1 million in a taxable year. Compensation attributable to stock options issued under the Company’s employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the deduction limit of Section 162(m) provided the exercise price is greater than or equal to the fair market value of the common stock of the Company on the date of grant. During its internal review of historical stock option granting practices, the Company has estimated that certain tax deductions related to stock options exercised by certain employees are not allowed under Section 162(m) because the exercise price of the stock option was less than the fair market value of the common stock of the Company on the date of grant. Accordingly, the Company reduced the additions to additional paid-in capital by $0.2 million, $3.0 million and $1.7 million from amounts previously reported in fiscal years 2005, 2004 and 2003, respectively, with corresponding increases in each fiscal year to income taxes payable. To record the impact of interest on the underpayment of income taxes, the Company increased interest expense by $241,000 and $58,000 in fiscal years 2005 and 2004, respectively; increased accounts receivable by $114,000 and accrued liabilities by $299,000 at the end of fiscal year 2005; and increased accrued liabilities by $36,000 at the end of fiscal year 2004.

The Company also reviewed the consequence of issuing in-the-money grants under Section 409A of the Internal Revenue Code (“Section 409A”). The Company intends to offer option holders the opportunity to amend their options to avoid the adverse tax consequences of Section 409A. Specifically, the Company expects to conduct a tender offer subject to compliance with applicable SEC rules and regulations pursuant to which the Company will offer to amend the affected options to increase the exercise price to the fair market value of our common stock on the revised grant date, and to give the option holders (excluding executive officers) a cash payment for the increase in the exercise price (the “Tender Offer”). The Company expects it will make cash payments totaling approximately $370,000 in fiscal 2008 to option holders amending affected options pursuant to the Tender Offer.

The Company will account for the modification of stock options made pursuant to the Tender Offer in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment”, (“SFAS 123R”). The financial impact of this stock option modification is not yet known.

Prior to December 31, 2006, the Company allowed executive officers to elect a pre-determined fixed exercise period following December 31, 2006 to exercise affected options held by them and avoid the adverse tax consequences of Section 409A. The Company will account for this modification in accordance with SFAS 123R.

The Company will compensate holders of exercised options for their liability arising under Section 409A for excise tax and interest in accordance with a compliance resolution program described in Announcement 2007-18 issued by the Internal Revenue Service. The Company estimates that it will incur additional compensation expense of approximately $142,000 in the fourth quarter of fiscal 2006 in connection with the compensation of holders of affected options that have been exercised.

In addition to the correction of errors related to stock-based compensation discussed above, the Company decided to correct other errors in its prior year financial statements. The following describes the nature and amount of adjustments included in the restatement of prior year financial statements to correct those other errors.

This restatement of prior year financial statements includes an adjustment to capital expenditures accrued at the end of fiscal year 2005 based on an estimate made by the Company at that time. As a result, the Company increased property, plant and equipment by $5.7 million and construction accounts payable by $5.8 million at the end of fiscal year 2005. The Company also increased depreciation expense by $97,000 for the fiscal year ended 2005. The Company had previously disclosed non-cash investing and financing transactions in the statement of cash flows totaling $251,000 related to the change in accrued construction accounts payable in fiscal 2005. In this restatement, the Company has amended this disclosure to reflect non-cash investing and financing transactions totaling $9.1 million related to the balance of accrued construction accounts payable at the end of fiscal 2005.

The Company had previously recorded an income tax receivable of $4.2 million at the end of fiscal year 2005. As a result of the increases in income taxes payable, the Company reduced accounts receivable in fiscal year 2005 by $4.2 million and increased income tax payable by $0.2 million.

This restatement of prior year financial statements also includes adjustments for other errors not recorded when the Company prepared its consolidated financial statements. These errors were not previously recorded because the Company believed the amounts of these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. Based on the Company’s analysis, the Company determined that its estimated insurance reserves at the end of fiscal year 2005 were overstated by $3.6 million. As a result, the Company has recorded a reduction of insurance reserves of $3.6 million in fiscal year 2005 as part of this restatement. The Company also recognized additional pre-tax net charges of $297,000 in fiscal year 2005, pre-tax net charges of $188,000 in fiscal year 2004 and pre-tax net credits of $300,000 in fiscal year 2003 due to other errors related to unaccrued expenses and pricing errors. Related to pricing errors, the Company also increased property and equipment by $43,000 in fiscal year 2005 and decreased property and equipment by the same amount in fiscal year 2004. Additionally, the Company reclassified $200,000 incurred for state franchise taxes to selling, general and administrative expenses from income taxes in fiscal year 2005 and reduced income tax expense by approximately $50,000 in 2005 and $418,000 in 2004 due to a correction of its estimated reserve for state income taxes due.

In Item 1A of this report, the Company has amended its risk factors. In Item 7 of this report, the Company has reported its contractual cash obligation at the end of fiscal year 2005 to purchase approximately $1.3 million of carpet that was not reported in the Original Filing. In Item 8 of this report, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $9.1 million, $2.7 million and $1.3 million in 2005, 2004 and 2003, respectively compared to $251,000 in 2005 reported in the Original Filing. Also in Item 8 of this report, the Company has reported non-cash investing and financing activities for stock issued under its 401(k) retirement and savings plan of $401,000 and $356,000 in 2004 and 2003, respectively which was not previously reported in the Original Filing.

Consequently, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of calculating stock-based compensation expense based on the new accounting measurement dates, the estimated impact of disallowed tax deductions under Section 162(m) and the correction of other prior year errors. See Note 2 to the consolidated financial statements.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended April 2, 2006 and Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006 which are being filed subsequent to this filing of this Form 10-K/A and any reports filed with the SEC subsequent to this filing.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the Restatement other than the Form 10-K for the fiscal year ended January 1, 2006 and the Form 10-Q for the fiscal quarter ended April 2, 2006. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports, including the reports of our independent registered public accounting firm thereon should no longer be relied upon.

For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 1A, 6, 7, 8 and 9(a) of Part II of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, and 32.1, respectively.

PART I

Item 1.	Business

General

CEC Entertainment, Inc. (the “Company”) was incorporated in the state of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062. The Company maintains a website at www.chuckecheese.com. Documents available on our website include the Company’s (i) Code of Business Conduct and Ethics, (ii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iii) Corporate Governance Guidelines, and (iv) charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board. These documents are also available in print to any stockholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the Securities and Exchange Commission.

The Company operated, as of January 1, 2006, 475 Chuck E. Cheese’s ® restaurants. In addition, as of January 1, 2006, franchisees of the Company operated 44 Chuck E. Cheese’s restaurants.

Chuck E. Cheese’s Restaurants

Business Development

Chuck E. Cheese’s restaurants offer a variety of pizzas, a salad bar, sandwiches, appetizers and desserts and feature musical and comic entertainment by robotic and animated characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of two and 12. The Company opened its first restaurant in March 1980.

The Company and its franchisees operate in a total of 48 states and five foreign countries/territories. The Company owns and operates Chuck E. Cheese’s restaurants in 44 states and Canada. See “Item 2. Properties.”

The following table sets forth certain information with respect to the Chuck E. Cheese’s restaurants owned by the Company (excludes franchised restaurants and one TJ Hartford’s Grill and Bar).

	2005	2004	2003
Average annual revenues per restaurant (1)	$1,633,000	$1,695,000	$1,628,000

Number of restaurants open at end of period	475	449	418

Percent of total restaurant revenues:
Food and beverage sales	64.7%	66.1%	66.5%
Game sales	32.5%	31.4%	31.0%
Merchandise sales	2.8%	2.5%	2.5%

(1)	In computing these averages, only restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year, or twelve months for acquired restaurants, were included (388, 360 and 331 restaurants in 2005, 2004 and 2003, respectively). Fiscal year 2004 consisted of 53 weeks while each of fiscal years 2005 and 2003 consisted of 52 weeks.

The Company’s sales volumes fluctuate seasonally and are generally higher during the first and third quarters of each fiscal year. Holidays, school operating schedules and weather conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Each Chuck E. Cheese’s restaurant typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work part-time.

To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities. Annually, the Company adds new and transferred games and rides to and enhances the facilities of a number of its restaurants. Enhancements to its entertainment attractions and facilities completed by the Company in a number of its restaurants have included the addition of a Toddler Zone®, SkyTubes® enhancements, prize area enhancements including ticket counting machines, painting, updating décor, improved lighting and updating the exterior design of the buildings. In a number of its restaurants, the Company has reallocated more space to the gameroom area. In addition, the Company has expanded the square footage in certain high volume restaurants. The Company believes the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities improve the guest experience and increase the attractiveness of its product.

A critical component of the Company’s strategy is to open new restaurants or acquire existing restaurants from franchisees. At the beginning of 2005, the Company estimated total development opportunities in the United States and Canada to approximate 200 to 225 sites. The Company is focusing on approximately 160 to 170 of these sites that are believed to have the highest sales and return opportunities. The Company intends on opening or acquiring from franchisees a total of 80 to 90 Company restaurants, primarily in large metropolitan areas, over the next three years including approximately two to four relocated restaurants per year.

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

Restaurant Design and Entertainment

Chuck E. Cheese’s restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 7,000 to 14,000 square feet in area. Chuck E. Cheese’s restaurants are typically divided into three areas: a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and a playroom area occupies approximately 40% of the space.

The dining area of each Chuck E. Cheese’s restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

Each Chuck E. Cheese’s restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, a Toddler Zone®, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant’s customer area. A limited number of free tokens are furnished with food orders or in connection with a sales promotion. Additional tokens may be purchased. Tokens are used to play the games and rides in the playroom.

Food and Beverage Products

Each Chuck E. Cheese’s restaurant offers a variety of pizzas, a salad bar, sandwiches, appetizers and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

The primary customer base for the Company’s restaurants consists of families having children between the ages of two and 12. The Company conducts advertising campaigns which are targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese’s restaurants and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese’s experience. The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies targeting a similar customer base, the Company’s website and direct e-mail.

Franchising

The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At January 1, 2006, 44 Chuck E. Cheese’s restaurants were operated by a total of 28 different franchisees, as compared to 46 of such restaurants at January 2, 2005. Currently, franchisees have expansion rights to open an additional seven franchise restaurants. The Company is not granting additional United States franchises.

The Chuck E. Cheese’s standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese’s franchises are in 2006.

The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the “Association”), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese’s restaurants, to serve as an advisory council to the Company and to plan and approve contributions to and expenditures from the Advertising Fund, a fund established and managed by the Association that pays the costs of system-wide advertising, and the Entertainment Fund, a fund established and managed by the Association to further develop and improve entertainment attractions. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five members appointed by the Company and five members elected by the franchisees. The Association is included in the Company’s consolidated financial statements.

The franchise agreements governing existing franchised Chuck E. Cheese’s restaurants in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund an amount equal to 2.9% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. Under the Chuck E. Cheese’s franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits that may be incurred by the Association.

Competition

The restaurant and family entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant/entertainment concept, these competitors primarily operate on a regional, market-by-market basis.

The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that the principal competitive factors affecting Chuck E. Cheese’s restaurants are established brand recognition, the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

TJ Hartford’s Grill and Bar

In 2001, the Company opened a full service casual dining restaurant with a game room area named TJ Hartford’s Grill and Bar aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages, in a relaxed entertaining atmosphere.

Trademarks

The Company, through a wholly owned subsidiary, owns various trademarks, including “Chuck E. Cheese’s” and “TJ Hartford’s Grill and Bar” that are used in connection with the restaurants and have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.

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

Working Capital Practices

The Company attempts to maintain only sufficient inventory of supplies in its restaurants to satisfy current operational needs. The Company’s accounts receivable typically consist of credit card receivables, tax receivables, vendor rebates and leasehold improvement incentives.

Employees

The Company’s employment varies seasonally, with the greatest number of people being employed during the summer months. On January 1, 2006, the Company employed 19,408 employees, including 19,016 in the operation of Chuck E. Cheese’s and TJ Hartford’s Grill and Bar restaurants and 392 employed by the Company in its executive offices. None of the Company’s employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 1A.	Risk Factors

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Form 10-K/A could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

We may not be successful in the implementation of growth strategies.

Our continued growth depends, to a significant degree, on our ability to successfully implement our growth strategies. Among such strategies, we plan to continue to open new restaurants in selected markets and to enhance and upgrade the games and entertainment at existing restaurants. The opening and success of such new Chuck E. Cheese’s restaurants will depend on various factors, including the availability of suitable sites, the negotiation of acceptable lease terms for such locations, store sales cannibalization, the ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new restaurants, as well as general economic and business conditions. Our ability to successfully open new restaurants will also depend upon the availability of sufficient funds for such purpose, including funds from operations, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can be no assurance that we will be successful in opening and operating the number of anticipated new restaurants on a timely or profitable basis. There can be no assurance that we can continue to successfully upgrade the games and entertainment at existing restaurants. Our growth is also dependent on management’s ability to continually evolve and update our business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that management will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept our business model.

We may be unsuccessful in opening, closing and remodeling our restaurants.

Our long-term growth is dependent on the success of strategic initiatives to increase the number of our restaurants and enhance the facilities of existing restaurants. We incur significant pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants, may be higher than anticipated. If we are unable to open or are delayed in opening new restaurants, we may incur significant costs which may adversely affect our financial results. If we are unable to remodel or are delayed in remodeling restaurants, we may incur significant costs which may adversely affect our financial results.

We are dependent on the service of certain key personnel.

The success of our business will continue to be highly dependent upon the continued employment of Richard M. Frank, the Chairman of the Board and Chief Executive Officer of the Company, Michael H. Magusiak, the President of the Company, and other members of our senior management team. Although the Company has entered into employment agreements with each of Mr. Frank and Mr. Magusiak, the loss of the services of either of such individuals could have a material adverse effect upon our business and development. Our success will also depend upon our ability to retain and attract additional skilled management personnel to our senior management team and at our operational level. There can be no assurances that we will be able to retain the services of Messrs. Frank or Magusiak, senior members of our management team or the required operational support at the store level in the future.

Our business is highly seasonal and quarterly results may fluctuate significantly as a result of this seasonality.

We have experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside our control, including the timing and number of new store openings, the timing of capital investments in existing stores, the timing of school vacations and holidays, weather conditions and natural disasters. We typically experience lower net sales in the second and fourth quarters than in the first and third quarters. If revenues are below expectations in any given quarter, our operating results would likely be materially adversely affected for that quarter.

We may be negatively affected by trends in the family restaurant/entertainment industry and national, regional and local economic conditions.

The family restaurant/entertainment industry is affected by national, regional and local economic conditions, demographic trends and consumer tastes. The performance of individual restaurants may be affected by factors such as changes in consumer disposable income, demographic trends, weather conditions, traffic patterns and the type, number and location of competing restaurants. Dependence on frequent deliveries of fresh food products also subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs, fluctuations in price of utilities, insurance costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our restaurants in particular. The entertainment industry is affected by many factors, including changes in customer preferences and increases in the type and number of entertainment offerings. Operating costs may also be affected by further increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters over which we have no control.

We are subject to intense competition in both the restaurant and entertainment industries.

We believe that our combined restaurant and entertainment center concept puts us in a niche which combines elements of both the restaurant and entertainment industries. As a result, the Company, to some degree, competes with entities in both industries. Although other restaurant chains presently utilize the concept of combined family restaurant/entertainment operations, we believe these competitors operate primarily on a local or regional, market-by-market basis. Within the traditional restaurant sector, we compete with other casual restaurants on a nationwide basis with respect to price, service, personnel, type and quality of food, the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Our high operating leverage may make the Company particularly susceptible to competition. Such competitive market conditions, including the effectiveness of our advertising and promotion and the emergence of significant new competition, could adversely affect our ability to successfully increase our results of operations.

Changes in consumers’ health, nutrition and dietary preferences could adversely affect our financial results.

Our industry is affected by consumer preferences and perceptions. Changes in prevailing health or dietary preferences and perceptions may cause consumers to avoid certain products we offer in favor of alternative or healthier foods. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could adversely affect our financial results.

Negative publicity concerning food quality, health and other issues could adversely affect our financial results.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Publicity concerning food-borne illnesses and injuries caused by food tampering may negatively affect our operations, reputation and brand. Such publicity may have a significant adverse impact on the financial results of the Company. We could incur significant liabilities if a lawsuit or claim resulted in a judgment against us, or in significant litigation costs, regardless of the result.

We may experience an increase in food, labor and other costs.

An increase in food, labor, utilities, insurance and/or other operating costs, may adversely affect the financial results of the Company. Such an increase may adversely affect the Company directly or adversely affect the vendors, franchisees and others whose performance has a significant impact on our financial results.

Specifically, any increase in the prices for food commodities, including cheese, could adversely affect our financial results. The performance of our restaurants is also adversely affected by increases in the price of utilities on which the restaurants depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for and including among other things, insurance, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, changes in laws, competition, or other events beyond our control.

In addition, a number of our employees are subject to various minimum wage requirements. Several states in which we operate restaurants have established a minimum wage higher than the federally mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have an adverse effect on our financial results.

We are subject to risks from disruption of our commodity distribution system

Any disruption in our commodity distribution system could adversely affect our financial results. We use a single vendor to distribute most of the products and supplies used in our restaurants. Any failure by this vendor to adequately distribute products or supplies to our restaurants could increase our costs and have a material adverse affect on our financial results.

Our restaurants may be adversely affected by local conditions, events and natural disasters.

Certain regions in which our restaurants are located may be subject to adverse local conditions, events or natural disasters. A natural disaster may damage our stores or other operations which may adversely affect the financial results of the Company.

Unanticipated conditions in foreign markets may adversely affect our ability to operate effectively in those markets.

In addition to our restaurants in the United States, we currently own or franchise restaurants in Canada, Chile, Guatemala, Puerto Rico and Saudi Arabia. We may in the future expand into additional foreign markets. We are subject to the regulation and economic and political conditions of any foreign market in which we operate our restaurants and any change in the regulation or conditions of these foreign markets may adversely affect our financial results. Changes in foreign markets that may affect our financial results include, but are not limited to, taxation, inflation, currency fluctuations, increased regulations and quotas, tariffs and other protectionist measures.

We are subject to risks in connection with owning and leasing real estate.

As owner and lessor of the land and/or building for our restaurants we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the restaurants. Any obligation to continue making rental payments with respect to leases for closed restaurants could adversely affect our financial results.

We may not be able to adequately protect our trademarks or other proprietary rights.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations and proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We cannot assure you that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition or liquidity.

We are dependent on certain systems and technologies which may be disrupted.

The Company’s operations are dependent upon the successful functioning of our computer and information system. Damage, interruption or failure of our systems may result in additional development costs, loss of customers, loss of customer data, negative publicity, harm to our business and reputation and exposure to losses or other liabilities.

We may be adversely affected by negative publicity relating to our target market.

The Company’s target market of two to twelve year old children and families with small children is potentially highly sensitive to adverse publicity. We are subject to risks of litigation and regulatory action regarding advertising to our target market. Any such litigation or regulatory action may adversely affect our financial results. There can be no assurance that the Company will not experience negative publicity regarding one or more of its restaurants. The occurrence of negative publicity regarding one or more of the Company’s locations could materially and adversely affect the Company’s image with its customers and its results of operations.

We are subject to various government regulations.

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

We face litigation risks from customers, franchisees, employees and other third parties in the ordinary course of business.

The Company’s business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect the Company’s business, financial condition and results of operations.

Specifically, we are continually subject to risks from litigation and regulatory action regarding advertising to our market of two to twelve year old children. In addition, since certain of our restaurants serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes.

Under certain circumstances plaintiffs may seek punitive damages, which may not be covered by insurance. Any litigation the Company faces could have a material adverse effect on the Company’s business, financial condition and results of operations.

A failure to establish, maintain and apply adequate internal control over financial reporting could have a materially adverse affect on our business.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. We have identified a material weakness relating to our historical stock option granting process, and we have taken steps to improve our corporate governance process for equity compensation awards in the future. Should the Company identify other material weaknesses in internal control, there can be no assurance that the Company will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report financial results accurately and timely or to detect and/or prevent fraud.

Our anti-takeover provisions may limit shareholder value.

We have certain provisions in our corporate governance document which may make it difficult, discourage or otherwise prevent a third party from acquiring control of the Company without certain approvals. These provisions may result in shareholders receiving less in exchange for their stock than they otherwise would without the provisions. In addition, these provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock.

Changes in financial accounting standards or interpretations of existing standards could affect reported results of operations

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business are highly complex and involve subjective judgments. Changes in these accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect the Company’s reported financial position, results of operations and/or cash flows.

Other risk factors may adversely affect our financial performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as recent reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Prope rties.

The following table sets forth certain information regarding the Chuck E. Cheese’s restaurants operated by the Company as of January 1, 2006.

Domestic	Chuck E. Cheese’s
Alabama	8
Alaska	1
Arizona	2
Arkansas	5
California	69
Colorado	9
Connecticut	6
Delaware	2
Florida	22
Georgia	16
Idaho	1
Illinois	22
Indiana	12
Iowa	5
Kansas	4
Kentucky	3
Louisiana	8
Maine	1
Maryland	15
Massachusetts	11
Michigan	19
Minnesota	5
Mississippi	3
Missouri	9
Nebraska	2
Nevada	5
New Hampshire	2
New Jersey	15
New Mexico	3
New York	19
North Carolina	12
North Dakota	1
Ohio	17
Oklahoma	3
Pennsylvania	22
Rhode Island	1
South Carolina	7
South Dakota	2
Tennessee	12
Texas	56
Virginia	10
Washington	6
West Virginia	1
Wisconsin	9

463

International
Canada	12

475

Of the 475 Chuck E. Cheese’s restaurants owned by the Company as of January 1, 2006, 416 occupy leased premises and 59 occupy owned premises. The primary lease terms of these restaurants will expire at various times from 2006 to 2028 and available lease terms including options to renew, expire at various times from 2006 to 2040, as described in the table below.

Year of Expiration	Number of Restaurants	Range of Renewal Options (Years)
2006	34	None to 15
2007	43	None to 15
2008	47	None to 20
2009	53	None to 20
2010	30	None to 20
2011 and thereafter	209	None to 25

The leases of Chuck E. Cheese’s restaurants contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $4.00 to $31.00 per square foot, subject to periodic adjustment. It is common for the Company to take possession of leased premises prior to the commencement of rents for the purpose of constructing leasehold improvements. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

Item 3.	Legal Proceedings.

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	M arket for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 6, 2006, there were an aggregate of 33,660,132 shares of the Company’s common stock outstanding and approximately 2,086 stockholders of record.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “CEC.” The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange (adjusted for a three for two stock split effective on March 15, 2004):

	High	Low
2005
- 1st quarter	$41.21	$35.80
- 2nd quarter	42.44	35.06
- 3rd quarter	43.14	29.50
- 4th quarter	36.92	30.39

2004
- 1st quarter	$38.67	$30.94
- 2nd quarter	36.55	30.18
- 3rd quarter	36.99	28.93
- 4th quarter	42.25	34.44

The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures, repurchase the Company’s common stock and reduce its long-term debt. The future dividend policy with respect to the common stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
Oct. 3 – Oct. 30, 2005	37,297	$33.51	792,617	$374,618,603
Oct. 31 – Nov. 27, 2005	680,330	$34.95	1,472,947	$350,838,421
Nov. 28 – Jan. 1, 2006	105,600	$35.83	1,578,547	$347,055,138

Total	823,227	$35.00

Item 6.	Selected Financial Data.

	2005 (1)	2004 (1)(2)	2003 (1)	2002 (6)	2001 (6)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(Thousands, except per share and store data)
Operating results:
Revenues	$726,163	$728,079	$654,598	$602,201	$562,227
Costs and expenses	605,748	595,270	545,401	498,015	466,789

Income before income taxes	120,415	132,809	109,197	104,186	95,438
Income taxes	45,714	50,553	42,491	40,985	37,996

Net income	$74,701	$82,256	$66,706	$63,201	$57,442

Per share (3)(4):
Basic:
Net income	$2.13	$2.21	$1.68	$1.52	$1.38
Weighted average shares outstanding	35,091	37,251	39,654	41,511	41,724

Diluted:
Net income	$2.06	$2.14	$1.65	$1.49	$1.34
Weighted average shares outstanding	36,188	38,472	40,389	42,263	42,771

Cash flow data:
Cash provided by operating activities	$138,852	$165,792	$158,730	$136,395	$121,889
Cash used in investing activities	(91,247)	(80,327)	(94,226)	(112,686)	(111,058)
Cash used in financing activities	(47,219)	(81,734)	(68,651)	(15,177)	(14,449)

Balance sheet data:
Total assets	$651,920	$612,129	$583,162	$537,251	$457,430
Long-term obligations (including current portion of debt and capital leases)(5)	163,671	100,808	84,259	77,211	65,445
Shareholders’ equity	333,450	357,996	364,795	362,378	317,804

Number of restaurants at year end:
Company operated	475	449	418	384	350
Franchise	44	46	48	50	52

	519	495	466	434	402

(1)	See Note 2 of the Consolidated Financial Statements for a description of the restatement and its effects.
(2)	Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks in length.
(3)	No cash dividends on common stock were paid in any of the years presented.
(4)	Share and per share information reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that was effective on March 15, 2004.
(5)	Long-term obligations include long-term debt, capital lease obligations, accrued insurance and redeemable preferred stock.
(6)	The following tables present the effects of the restatement for periods not derived from the accompanying audited consolidated financial statements: (in thousands except per share data)

	As Previously Reported	Adjustment	As Restated
Fiscal year 2002
Revenue	$602,201		$602,201
Costs and expenses	494,629	$3,386	498,015

Income before income taxes	107,572	(3,386)	104,186
Income taxes	41,772	(787)	40,985

Net income:	$65,800	$(2,599)	$63,201

Per share:
Basic:
Net income	$1.58	$(.06)	$1.52
Weighted average shares outstanding	41,511		41,511
Diluted:
Net income	$1.55	$(.06)	$1.49
Weighted average shares outstanding	42,263		42,263
Cash flow data:
Cash provided by operating activities	$136,395		$136,395
Cash used in investing activities	(112,686)		(112,686)
Cash used in financing activities	(15,177)		(15,177)
Balance sheet data:
Total assets	$537,251		$537,251
Long-term obligations (including current portion and redeemable preferred stock	77,211		77,211
Shareholders’ equity	359,907	2,471	362,378

Fiscal year 2001
Revenue	$562,227		$562,227
Costs and expenses	462,940	$3,849	466,789

Income before income taxes	99,287	(3,849)	95,438
Income taxes	38,721	(725)	37,996

Net income	$60,566	$(3,124)	$57,442

Per share:
Basic:
Net income	$1.44	$(.06)	$1.38
Weighted average shares outstanding	41,724		41,724
Diluted:
Net income	$1.41	$(.07)	$1.34
Weighted average shares outstanding	42,771		42,771
Cash flow data:
Cash provided by operating activities	$121,889		$121,889
Cash used in investing activities	(111,058)		(111,058)
Cash used in financing activities	(14,449)		(14,449)
Balance sheet data:
Total assets	$457,430		$457,430
Long-term obligations (including current portion and redeemable preferred stock)	65,445		65,445
Shareholders’ equity	316,201	1,603	317,804

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

General

The Company operates on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. The fiscal years are as follows:

Fiscal Year	Fiscal Year Ending	Number of Weeks
2005	January 1, 2006	52
2004	January 2, 2005	53
2003	December 28, 2003	52
2002	December 29, 2002	52
2001	December 30, 2001	52

Overview

The Company and its subsidiaries develop, operate and franchise restaurants under the name “Chuck E. Cheese’s” in 48 states and five foreign countries/territories. The primary sources of the Company’s revenues are from Company restaurant sales (food, beverage, game and merchandise) and franchise royalties and fees.

Certain expenses relate only to Company operated restaurants. These include:

•	Food, beverage and related supplies which includes, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

•	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

•	Labor costs which include all direct restaurant labor costs and benefits with the exception of game technician labor included in game and merchandise cost.

•	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

Selling, general and administrative costs include both restaurant costs and corporate overhead costs including advertising.

Depreciation and amortization expense includes both restaurant expense and corporate overhead expense.

Comparable store sales (sales of restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired restaurants) are a critical factor when evaluating the Company’s business. The Company believes its strategies of improving its product, enhancing value to its guest and revitalizing its advertising and media plan will have a positive impact on comparable store sales. The Company plans to improve its product by increasing capital reinvestment in existing restaurants and is currently testing upgrading the quality and variety of prizes available to guests. Company strategies to enhance value to its guest include a sales promotion in the first quarter of 2006 offering free tokens to its guests aged 12 years or under, increasing the frequency of coupons distributed through newspapers to 16 times per year from 13 times per year and increasing the variety of its coupon offers to enhance appeal to guests. Additionally, the Company believes the addition of 30-second television commercials as compared to the 15-second spots previously utilized will enhance the marketing message and benefit the effectiveness of its advertising and media plan.

A critical component of the Company’s strategic plan to increase long-term shareholder value is the quality growth of Company operated restaurants. At the beginning of 2006, the Company estimates total development opportunities in the United States and Canada to approximate 200 to 225 sites. The Company plans to open or acquire from franchisees a total of 80 to 90 restaurants from 2006 through 2008, including two to four relocated restaurants per year.

Restatement of Consolidated Financial Statements

In July 2006, the Company’s management initiated an internal review of the historical stock option granting practices in response to a number of media reports concerning stock option practices at other companies. This review consisted primarily of reviewing internal documents, interviewing employees and directors and researching related accounting and regulatory material. Based on this internal review, management informed the Company’s Audit Committee and independent registered public accounting firm, that certain information was discovered that raised the concern that the measurement dates used for certain stock options may be incorrect. As a result, the Audit Committee, composed solely of independent directors, initiated a review of the Company’s historical stock-based compensation award practices and related accounting treatment.

On October 31, 2006, the Company announced that the Audit Committee of its Board of Directors had completed the previously announced review of the Company’s stock option granting practices during the period from 1989 through 2005 when the Company made its last stock option grants. This voluntary review was conducted with the assistance of independent legal counsel and external forensic accountants. The review uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the review did find that administrative errors, record-keeping deficiencies and other defects in the stock option granting process resulted in an incorrect selection of measurement dates for certain grants based on the guidance in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). APB 25 defines measurement date as the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any.

On November 10, 2006, the Company and its Audit Committee announced that they had concluded that the cumulative financial impact of recording additional charges associated with stock option grants from 1989 through 2005 was likely to be material to the current year and possibly prior years resulting in a restatement of the Company’s previously issued consolidated financial statements and that investors should not rely on the Company’s historical financial statements or on related reports from the Company’s registered independent public accounting firm.

Subsequently, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the three months ended April 2, 2006 and each of the fiscal years during the three year period ended January 1, 2006, as well as the selected financial data for the years ended December 29, 2002 and December 30, 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional stock-based compensation expense and related tax effects, resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles.

The Audit Committee concluded, based on the report of special counsel to the Audit Committee, that there was no evidence to indicate that the granting practices that caused errors related to the selection of stock option grant measurement dates and the measurement of stock-based compensation resulted from intentional misconduct. Instead, the issues that were uncovered generally were attributable to a lack of knowledge or training with respect to accounting and tax consequences or to a lack of supporting documentation. In some cases individuals who possessed an understanding of accounting did not appear to know of, or did not recognize the significance of, the Company’s option granting practices.

Several key findings and additional details related to the Audit Committee’s review and recommendations are described below:

Recommendations with respect to stock option plans:

•

The Company should retain a compensation consultant to review existing equity based compensation plans to assist in compliance matters and to assist in development and implementation of a set of best practices with respect to its equity based compensation plans.

•

The Company should enhance the process of granting equity based compensation to assure the due authorization and appropriate documentation of all equity grants including (i) implementation of a process for assuring the timely and accurate preparation of minutes or other documentation memorializing the actions of its Compensation Committee, and (ii) adopting a written policy that documents this process.

Recommendations regarding accounting policies and procedures:

•

The Company should implement appropriate internal controls, including written policies and procedures, to ensure the process of granting components of compensation are properly authorized and consistent with the terms of the applicable plan document, and legal and regulatory requirements.

Recommendations regarding management and personnel:

•

The Company may wish to augment its finance and accounting function by hiring additional staff, and the Company should evaluate ways to strengthen its internal audit functions at the corporate level, and consider hiring additional in-house legal staff, including an attorney with experience in corporate and securities law.

•

The Company should provide training for personnel responsible for implementing the Company’s policies and procedures regarding the Company’s equity-based compensation awards, to assure the proper documentation and accounting for the awarding of equity-based compensation.

Recommendation regarding corporate governance:

•	The Board should consider adding an additional independent director, preferably one with compensation expertise.

•	The composition of the Compensation Committee should be reviewed.

Based on the recommendations of the Audit Committee, the Board of Directors of the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to address additional remedies. These actions include:

•

Engaging a compensation consultant to review existing equity based compensation plans to assist in compliance matters and to assist in development and implementation of a set of best practices with respect to its equity based compensation plans.

•	The adoption of a formal written policy concerning equity-based compensation awards to employees, which includes, among other things, the following:

•	Equity based compensation awards will be made only at meetings, and not by unanimous written consents in lieu of a meeting;

•

The Board of Directors or committee thereof will meet between two and ten business days after each quarterly earnings release, and equity-based compensation awards will be made only at these four meetings.

The Company is continuing to evaluate the recommendations of the Audit Committee and may take additional actions at a later date in response to these recommendations.

Historical Granting Practices

Historically, the Company has typically granted stock options to employees utilizing a process in which the Board of Directors or a special committee of the Board of Directors would approve stock option grants through unanimous written consents (“UWC”). Under APB 25, the measurement date is the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any. Further under APB 25, compensation cost is measured based on the difference between the exercise price and the market price on the measurement date. Previously, the Company relied on the date of the UWC (“as of” date) as the accounting measurement date. However, all necessary corporate action had not been taken until the UWCs were actually signed by all board or committee members, which typically did not happen until a date later than the “as of” date. As a result, the Company has now determined that the definition of measurement date was not met on the “as of” date. Instead, the Company believes that upon obtaining the last signature on the UWC the granting process is complete and a measurement date is achieved.

Determination of Measurement Date

Consistent with the direction provided to the public by the Office of the Chief Accountant of the U.S Securities and Exchange Commission in a letter dated September 19, 2006, (the “OCA September Letter”), when the documentation of stock option granting activities is incomplete or cannot be located, the Company reviewed all available relevant information, including historical approval patterns where evidence was available, and formed what the Company believes is a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting. Based on the Company’s interpretation of relevant accounting literature, as well as the guidance provided in the OCA September Letter, the appropriate accounting measurement date for a stock option grant is the date in which all required corporate granting actions have been completed and the persons empowered to make grants have determined, with finality, the terms and recipients of the stock option grant.

For the few instances when approval was made in a meeting, the Company considered the date of the meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the option price and the number of options to be allocated to individuals.

For the instances when approval was made through unanimous written consent, the Company considered the measurement date to be the date when the last required signature was received by the Company from the Board of Directors or a special committee of the Board of Directors on the UWC. However, in some instances, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company. For these instances, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock option award (if available) and the approval pattern of past stock option grants approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimated the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock option award (if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock option grants. For annual stock option grants (in which the largest number of stock options were granted to employees) and mid-year grants the average number of days lapsing from the “as of” date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

The accounting measurement dates of stock option awards to non-employee members of the Company’s Board of Directors were determined in accordance with the Company’s Non-Employee Directors Stock Option Plan to be the date of initial election or appointment to the Board of Directors and the fifth business day in January for annual grants in each year thereafter.

A summary of the evidence relied upon by the Company to determine the accounting measurement dates for stock options granted to employees from 1989 to 2005 is detailed below.

Evidence Relied Upon	Number of Options	Percent of Total
Board minutes	1,706,347	9.4%
UWC with evidence of the date on which the last required approval was received	5,322,973	29.4%
Notification letters to employees	2,327,580	12.9%
Estimated UWC approval date	8,298,013	45.9%

Subtotal	17,654,913	97.6%
Non-Employee Directors Stock Option Plan	427,500	2.4%

Total	18,082,413	100.0%

After comparing the revised measurement dates to the original measurement dates used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the revised measurement date. As a result of this determination, the Company recorded additional stock-based compensation pre-tax charges of $18.1 million for the fiscal years 1989 through 2005.

Tax Items

As a result of the Company’s determination that certain of its measurement dates were not determined appropriately, the Company also reviewed its stock option grants to assess any related tax implications. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1 million in a taxable year. Compensation attributable to stock options issued under the Company’s employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the deduction limit of Section 162(m) provided the exercise price is greater than or equal to the fair market value of the common stock of the Company on the date of grant. As a result of determining that certain stock options were granted at an exercise price below the fair market value of the common stock of the Company on the revised measurement date, the Company concluded that certain tax deductions related to stock options exercised by employees are not allowed under Section 162(m). Accordingly, the Company reduced the additions to additional paid-in capital by $0.2 million, $3.0 million and $1.7 million from amounts previously reported in fiscal years 2005, 2004 and 2003, respectively, with corresponding increases in each fiscal year to income taxes payable. To record the impact of interest on the underpayment of income taxes, the Company increased interest expense by $241,000 and $58,000 in fiscal years 2005 and 2004, respectively; increased accounts receivable by $114,000 and accrued liabilities by $299,000 at the end of fiscal year 2005; and increased accrued liabilities by $36,000 at the end of fiscal year 2004.

Options determined to have been granted with an exercise price below the fair market value of our common stock on the revised grant date and vesting subsequent to December 2004 and outstanding subsequent to December 2005 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. The Company has determined that options to purchase approximately 1.7 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A. In order to mitigate the unfavorable personal tax consequences under Section 409A, the Company is intending to take the following actions:

•

conduct a tender offer to provide holders of affected options (excluding executive officers) the opportunity to increase the exercise price of affected options in return for a cash payment in the following year (the “Tender Offer”);

•	allow executive officers to elect a pre-determined fixed exercise period in the future for affected options held by them; and

•	compensate holders of affected options that have been exercised to cover any excise taxes and interest they may owe.

The Company intends to offer holders of affected options the opportunity to amend their affected options to avoid the adverse tax consequences of Section 409A. Specifically, the Company expects to conduct the Tender Offer subject to compliance with applicable SEC rules and regulations pursuant to which the Company will offer to amend the affected options to increase the exercise price to the fair market value of our common stock on the revised grant date, and to give the option holders (excluding executive officers) a cash payment for the increase in the exercise price. The Company expects it will make cash payments totaling approximately $370,000 in fiscal 2008 to option holders amending affected options pursuant to the Tender Offer.

The Company expects to provide to option holders who are eligible for the Tender Offer, and to file with the SEC, a formal Offer to Amend, a related Letter of Transmittal and other documents describing the Tender Offer in detail. Eligible option holders should read these Tender Offer documents carefully when they are available because they will contain important information about the Tender Offer. Eligible option holders can obtain the Tender Offer documents, when available, and other related documents filed with the Commission for free at the Commission’s web site (www.sec.gov) or at no cost from the Company.

The Company will account for the modification of stock options made pursuant to the Tender Offer in accordance with SFAS 123R. The financial impact of this stock option modification is not yet known.

Prior to December 31, 2006, the Company allowed executive officers to elect a pre-determined fixed exercise period following December 31, 2006 to exercise affected options held by them and avoid the adverse tax consequences of Section 409A. The Company will account for this modification in accordance with SFAS 123R.

The Company will compensate holders of exercised options for their liability arising under Section 409A for excise tax and interest in accordance with a compliance resolution program described in Announcement 2007-18 issued by the Internal Revenue Service. The Company estimates that it will incur additional compensation expense of approximately $142,000 in the fourth quarter of fiscal 2006 in connection with the compensation of holders of affected options that have been exercised.

Other Corrections

In addition to the correction of errors related to stock-based compensation discussed above, the Company decided to correct other errors in its prior year financial statements. The following describes the nature and amount of adjustments included in the restatement of prior year financial statements to correct those other errors.

This restatement of prior year financial statements include an adjustment to capital expenditures accrued at the end of fiscal year 2005 based on an estimate made by the Company at that time. As a result, the Company increased property, plant and equipment by $5.7 million and construction accounts payable by $5.8 million at the end of fiscal year 2005. The Company also increased depreciation expense by $97,000 for the fiscal year ended 2005. The Company had previously disclosed non-cash investing and financing transactions in the statement of cash flows totaling $251,000 related to the change in accrued construction accounts payable in fiscal 2005. In this restatement, the Company has amended this disclosure to reflect non-cash investing and financing transactions totaling $9.1 million related to the balance of accrued construction accounts payable at the end of fiscal 2005.

The Company had previously recorded an income tax receivable of $4.2 million at the end of fiscal year 2005. As a result of the increases in income taxes payable, the Company reduced accounts receivable in fiscal year 2005 by $4.2 million and increased income tax payable by $0.2 million.

This restatement of prior year financial statements also includes the adjustments for other errors not recorded when the Company prepared its consolidated financial statements. These errors were not previously recorded because the Company believed the amounts of these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. Based on the Company’s analysis, the Company determined that its estimated insurance reserves at the end of fiscal year 2005 were overstated by $3.6 million. As a result, the Company has recorded a reduction of insurance reserves of $3.6 million in fiscal year 2005 as part of this restatement. The Company also recognized additional pre-tax net charges of $297,000 in fiscal year 2005, pre-tax net charges of $188,000 in fiscal year 2004 and pre-tax net credits of $300,000 in fiscal year 2003 due to other errors related to unaccrued expenses and pricing errors. Related to the pricing errors, the Company also increased property and equipment by $43,000 in fiscal year 2005 and decreased property and equipment by the same amount in fiscal year 2004. Additionally, the Company reclassified $200,000 incurred for state franchise taxes to selling, general and administrative expenses from income taxes in fiscal year 2005 and reduced income tax expense by approximately $50,000 in 2005 and $418,000 in 2004 due to a correction of its estimated reserve for state income taxes due.

In Item 7 of this report, the Company has reported its contractual cash obligation at the end of fiscal year 2005 to purchase approximately $1.3 million of carpet that was not reported in the Original Filing. In Item 8 of this report, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $9.1 million, $2.7 million and $1.3 million in 2005, 2004 and 2003, respectively compared to $251,000 in 2005 reported in the Original Filing. Also in Item 8 of this report, the Company has reported non-cash investing and financing activities for stock issued under its 401(k) retirement and savings plan of $401,000 and $356,000 in 2004 and 2003, respectively which was not previously reported in the Original Filing.

The following table details the components of the adjustments recorded in the Consolidated Statements of Operations by fiscal year: (in thousands)

	Stock Compensation (Expense)	Other Corrections (Expense)/Income	Income Tax (Expense) Benefit	Increase (Reduction) of Net Income
Fiscal Year:
2005	$(328)	$2,792	$(640)	$1,824
2004	(710)	(246)	680	(276)
2003	(1,201)	300	226	(675)

	$(2,239)	$2,846	$266	$873

The accompanying management’s discussion and analysis of financial condition and results of operations give effect to the restatement discussed in Note 2 of the consolidated financial statements.

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below (as restated).

	2005	2004	2003
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales
Food, beverage and related supplies	12.0%	12.3%	12.2%
Games and merchandise	4.1%	4.2%	4.3%
Labor	27.8%	27.5%	27.8%
Selling, general and administrative	12.4%	12.0%	12.8%
Depreciation and amortization	8.4%	7.7%	7.6%
Interest expense	.6%	.3%	.3%
Other operating expenses	18.1%	17.8%	18.3%

	83.4%	81.8%	83.3%

Income before income taxes	16.6%	18.2%	16.7%

Number of Company-owned restaurants:
Beginning of period	449	418	384
New	25	29	32
Company purchased franchise restaurants	2	3	3
Closed	(1)	(1)	(1)

End of period	475	449	418

Number of franchise restaurants:
Beginning of period	46	48	50
New	1	1	2
Company purchased franchise store	(2)	(3)	(3)
Closed	(1)		(1)

End of period	44	46	48

2005 Compared to 2004

Revenues

Revenues decreased 0.3% to $726.2 million in 2005 from $728.1 million in 2004 primarily due to an additional week of operation in 2004 and a 2.3% decrease in comparable store sales. Excluding the benefit of the extra week in the prior year, comparable store sales would have decreased by 1.8%. Comparable store sales were negatively impacted by approximately 0.5% due to the loss of 711 operating days as a result of hurricane damage occurring in 2005. The Company opened 25 new restaurants, acquired two restaurants from franchisees and closed one restaurant in 2005. Average annual revenues per restaurant decreased to approximately $1,633,000 in 2005 from approximately $1,695,000 in 2004. Fiscal year 2005 consisted of 52 weeks while fiscal year 2004 consisted of 53 weeks. Menu prices increased approximately 2.2% between the two years.

Revenues from franchise fees and royalties were $2.9 million in 2005 compared to $3.2 million in 2004. During 2005, one new franchise restaurant opened, one franchise restaurant closed and two franchise restaurants were acquired by the Company. Domestic franchise comparable store sales decreased 1.6% in 2005.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 83.4% in 2005 from 81.8% in 2004.

Cost of sales as a percentage of revenues decreased to 43.9% in 2005 from 44.0% in 2004. Costs of food, beverage, and related supplies as a percentage of revenues decreased to 12.0% in 2005 from 12.3% in 2004 due to a 10% reduction in average cheese prices paid during 2005 compared to 2004 and menu price increases. Costs of games and merchandise decreased to 4.1% in 2005 from 4.2% in 2004 primarily due to menu price increases. Restaurant labor expenses as a percentage of revenues increased to 27.8% in 2005 from 27.5% in 2004 primarily due to the decrease in comparable store sales.

Selling, general and administrative expenses as a percentage of revenues increased to 12.4% in 2005 from 12.0% in 2004 primarily due to the benefit of an extra week of revenue in the prior year and the decline in comparable store sales.

Depreciation and amortization expense as a percentage of revenues increased to 8.4% in 2005 from 7.7% in 2004 primarily due to capital invested in new and existing restaurants and the decline in comparable store sales.

Interest expense as a percentage of revenues increased to 0.6% in 2005 from 0.3% in 2004 primarily due to an increase in interest rates and outstanding debt.

Other operating expenses increased as a percentage of revenues to 18.1% in 2005 from 17.8% in 2004 primarily due to the benefit of the extra week of revenues in the prior year and the decline in comparable store sales. This was partially offset by an improvement in insurance expense of $7.4 million between the years. Insurance expense decreased due to improved trends in workers compensation and general liability claims and reduced premiums.

The Company’s effective income tax rate was 38.0% and 38.1% in 2005 and 2004, respectively.

Net Income

The Company had net income of $74.7 million in 2005 compared to $82.3 million in 2004 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased 3.7% to $2.06 per share in 2005 compared to $2.14 per share in 2004 due to the 9.2% decrease in net income over the prior year and a 5.9% decrease in the Company’s number of weighted average shares outstanding. In addition, the Company estimates that the additional week of operations in 2004 increased diluted earnings per share by approximately $.11. Weighted average diluted shares outstanding decreased to 36.2 million in 2005 from 38.5 million in 2004 primarily due to the Company’s share repurchase program.

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

Costs and Expenses

Costs and expenses as a percentage of revenues decreased to 81.8% in 2004 from 83.3% in 2003.

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

Selling, general and administrative expenses as a percentage of revenues decreased to 12.0% in 2004 from 12.8% in 2003 primarily due to a $4.25 million legal settlement recorded in 2003 and higher revenues in 2004.

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

The Company’s effective income tax rate decreased to 38.1% in 2004 from 38.9% in 2003 due to lower estimated state tax rates.

Net Income

The Company had net income of $82.3 million in 2004 compared to $66.7 million in 2003 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased 29.7% to $2.14 per share in 2004 compared to $1.65 per share in 2003 due to the 23.3% increase in net income over the prior year and a 4.7% decrease in the Company’s number of weighted average shares outstanding. In addition, the Company estimates that the additional week of operations in 2004 increased diluted earnings per share by approximately $.11. Weighted average diluted shares outstanding decreased to 38.5 million in 2004 from 40.4 million in 2003 primarily due to the Company’s share repurchase program.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 1 to the consolidated financial statements. The following discussion addresses the Company’s most critical accounting policies, which are those that require significant judgment.

Stock-based Compensation Expense

The Company accounts for its stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

The Company has recorded stock-based compensation charges under APB25 for the difference in value, if any, between our common stock price on the measurement date and the exercise price of options. As stated previously, during the Audit Committee’s review they have determined that certain stock option measurement dates were incorrect. Under APB 25, a measurement date is determined the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any. In certain cases, the Company does not have documentation to determine with certainty the actual measurement date. Therefore the Company has used all available evidence to determine the most likely measurement date.

For the few instances when approval is obtained in a meeting, the Company considers the date of the meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the option price and the number of options to be allocated to individuals.

For the instances when approval is obtained through unanimous written consent, the Company considers the measurement date to be the date when the last required signature was received by the Company from the Board of Directors or a special committee of the Board of Directors on the UWC. However, in some instances, the Company is unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company. For these instances, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock option award (if available) and the approval pattern of past stock option grants approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimates the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock option award

(if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock option grants. For annual stock option grants (in which the largest number of options were granted to employees) and mid-year grants, the average number of days lapsing from the “as of” date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

As stated above due to the lack of documentation surrounding many of the grants, management had to use significant judgment to determine the most likely grant date. Had different measurement dates been used the amount of compensation expense may have differed materially. Given the judgment involved in estimating accounting measurement dates with respect to grants approved via UWCs with no evidence of a date on which the last required approval was received, the Company prepared an analysis to determine the financial impact of a different date being selected as the accounting measurement date. For each stock option where such judgment was used, the Company evaluated a range of closing market prices of its common stock starting from the stated “as of” date of the UWC (or the date of option certificate for stock options awards with no evidence of approval) and ending on the revised measurement date. To demonstrate the variability of the expense, the Company determined the expense that would have been recorded if the Company had chosen the high, average, and low stock price that existed for each grant from the “as of” date to the revised measurement date. Based on this evaluation, if the closing market price on the revised accounting measurement date for each subject stock option was replaced with the highest, lowest and average closing market price over the range evaluated, the cumulative adjustment to compensation expense would increase $3.8 million, decrease $12.5 million and decrease $4.7 million, respectively. Management believes that it has selected the most likely measurement date based on the best evidence available.

Self-Insurance

The Company estimates its liability for incurred but unsettled general liability and workers’ compensation related claims under its self-insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which a material difference is identified. Significant increases in general liability and workers’ compensation claim losses could have a material adverse impact on future operating results.

Impairment of Long-Lived Assets

The Company periodically reviews the estimated useful lives and recoverability of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company’s maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis, unless factors indicate the carrying amounts of the assets may not be recoverable from estimated future cash flows and an impairment write-down is necessary.

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

New Accounting Standards

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB reached a consensus on EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company currently complies with this guidance and, therefore, adoption of EITF 05-06 does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements, the restatement disclosures included herein comply with the provisions of this standard.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The adoption of SFAS 123(R) will result in a cumulative effect decrease in retained earnings at the beginning of fiscal year 2006 of $33.4 million and a reduction of net income in fiscal year 2006 of $3.5 million. The impact of SFAS 123(R) on years after fiscal year 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures.

Inflation

The Company’s cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federally mandated minimum wage would result in higher costs to the Company, which the Company expects may be partially offset by menu price increases and increased efficiencies in operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased to $138.9 million in 2005 from $165.8 million in 2004. Cash outflows from investing activities for 2005 were $91.2 million, primarily related to capital expenditures. Net cash outflows from financing activities for 2005 were $47.2 million, primarily related to the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operating activities is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $96.5 million at January 2, 2005 to $12.2 million at January 1, 2006 due primarily to the classification of the Company’s borrowings on its line of credit to current in 2004.

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

The game enhancement initiative began in 2003 and currently has an average capital cost of approximately $90,000 per restaurant. The primary components of this plan are to provide new games and rides. The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and in some cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board and enhanced lighting. The typical capital cost of the major remodel is estimated to be $450,000 per restaurant in 2006. Expanding the square footage of existing restaurants can range in cost from $200,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $500,000.

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

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 through 2005, the Company has repurchased approximately 21.7 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $438 million. During 2005, the Company repurchased 3,289,247 shares at an aggregate purchase price of approximately $116.9 million. At the end of 2005, approximately $347 million remained available for share repurchases under a $400 million share repurchase authorization approved by the Company’s Board of Directors in July 2005.

In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company’s previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of January 1, 2006, there were $137.1 million in borrowings under this line of credit and outstanding letters of credit of $12.1 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, and amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At January 1, 2006, the Company was in compliance with all of the above debt covenants.

The following are contractual cash obligations of the Company as of January 1, 2006 (thousands):

	Cash Obligations Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases (1)	$779,460	$60,643	$116,013	$112,964	$489,840
Revolving line of credit (2)	137,100			137,100
Purchase commitments - as restated (3)(4)	28,471	6,430	10,701	11,340
Capital lease obligations	19,935	1,500	3,000	3,000	12,435

	$964,966	$68,573	$129,714	$264,404	$502,275

(1)	Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.
(2)	The amount for the revolving credit facility excludes interest payments that are variable in nature.
(3)	The Company is required to purchase a minimum volume under a contract with its beverage supplier. Failure to purchase the minimum volume could result in a higher price paid by the Company. The Company is also required to purchase carpet totaling $1,314,000 to be used in its restaurants that has been or will be manufactured to specifications by the Company.
(4)	Restated amounts: Total purchase commitments and purchase commitments due in less than 1 year have been restated from amounts reported in the Original Filing to include the Company’s obligation to purchase carpet totaling $1,314,000.

In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $18.5 million as of January 1, 2006 will be paid as follows: approximately $5.1 million to be paid in 2006 and the remainder paid over the six year period from 2007 to 2012.

As of January 1, 2006, capital expenditures totaling $9.1 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant industry, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, commodity, insurance and labor costs.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.	Financi al Statements and Supplementary Data

CEC ENTERT AINMENT, INC.

YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005

AND DECEMBER 28, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 (April 20, 2007 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting (as revised) and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

Dallas, Texas

March 16, 2006 (April 20, 2007 as to the effects of the restatement discussed in Note 2)

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands, except share data)

	January 1, 2006	January 2, 2005
	(as restated - see Note 2)	(as restated - see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,184	$11,798
Accounts receivable, net	16,251	13,637
Inventories	13,659	12,171
Prepaid expenses	7,882	7,444
Deferred tax asset	1,824	1,763

Total current assets	51,800	46,813

Property and equipment, net	597,919	563,038

Other assets	2,201	2,278

	$651,920	$612,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$594	$78,279
Accounts payable	36,210	24,294
Accrued liabilities	27,360	40,800

Total current liabilities	64,164	143,373

Long-term debt, less current portion	148,974	11,673

Deferred rent	61,877	53,427

Deferred tax liability	29,352	34,804

Accrued insurance	14,103	10,856

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 56,115,658 and 55,556,857 shares issued, respectively	5,612	5,556
Capital in excess of par value	271,332	254,673
Retained earnings	496,552	421,851
Accumulated other comprehensive income	2,446	1,476
Less treasury shares of 22,499,815 and 19,210,568, respectively, at cost	(442,492)	(325,560)

	333,450	357,996

	$651,920	$612,129

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Thousands, except per share data)

	Fiscal Year
	2005	2004	2003
	(as restated- see Note 2)	(as restated- see Note 2)	(as restated- see Note 2)
Food and beverage revenues	$468,760	$479,741	$433,952
Games and merchandise revenues	254,422	245,088	217,261
Franchise fees and royalties	2,905	3,220	3,335
Interest income	76	30	50

	726,163	728,079	654,598

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	86,867	89,252	79,803
Games and merchandise	29,997	30,395	28,234
Labor	201,646	200,554	181,789

	318,510	320,201	289,826

Selling, general and administrative expenses	90,223	87,345	84,104
Depreciation and amortization	61,310	55,771	49,502
Interest expense	4,608	2,544	2,194
Other operating expenses	131,097	129,409	119,775

	605,748	595,270	545,401

Income before income taxes	120,415	132,809	109,197

Income taxes	45,714	50,553	42,491

Net income	74,701	82,256	66,706

Other comprehensive income, net of tax:
Foreign currency translation	970	781	786

Comprehensive income	$75,671	$83,037	$67,492

Earnings per share:
Basic:
Net income	$2.13	$2.21	$1.68

Weighted average shares outstanding	35,091	37,251	39,654

Diluted:
Net income	$2.06	$2.14	$1.65

Weighted average shares outstanding	36,188	38,472	40,389

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands)

	Fiscal Year - Amounts			Fiscal Year - Shares
	2005	2004	2003	2005	2004	2003
Common stock and capital in excess of par value (as restated – see Note 2):
Balance, beginning of year.	$260,229	$236,131	$218,439	55,557	54,482	53,505
Stock options exercised	11,224	18,853	14,588	547	1,063	960
Stock-based compensation	328	710	1,201
Tax benefit from exercise of stock options	4,707	4,161	1,547
Stock issued under 401(k) plan	456	401	356	12	13	17
Payment for fractional shares		(27)			(1)

Balance, end of year	276,944	260,229	236,131	56,116	55,557	54,482

Retained earnings (as restated – see Note 2):
Balance, beginning of year (as previously reported)			283,516
Prior period adjustment due to
Restatement			(10,465)

Balance, beginning of year (as restated)	421,851	339,595	273,051
Net income	74,701	82,256	66,706
Redeemable preferred stock accretion			(49)
Redeemable preferred stock dividend			(113)

Balance, end of year	496,552	421,851	339,595

Accumulated other comprehensive income (loss):
Balance, beginning of year	1,476	695	(91)
Foreign currency translation	970	781	786

Balance, end of year	2,446	1,476	695

Treasury shares:
Balance, beginning of year	(325,560)	(211,626)	(129,021)	19,211	16,042	12,614
Treasury stock acquired	(116,932)	(113,934)	(82,605)	3,289	3,169	3,428

Balance, end of year	(442,492)	(325,560)	(211,626)	22,500	19,211	16,042

Total shareholders’ equity (as restated – see Note 2)	$333,450	$357,996	$364,795

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Fiscal Year
	2005	2004	2003
	(as restated- see Note 2)	(as restated- see Note 2)	(as restated- see Note 2)
Operating activities:
Net income	$74,701	$82,256	$66,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,310	55,771	49,502
Share-based compensation expense	328	710	1,201
Deferred income taxes	(4,767)	3,675	10,700
Tax benefit from exercise of stock options	4,707	4,161	1,547
Contributions from landlords	5,458	7,567	5,513
Deferred lease rentals	2,992	3,042	2,628
Provision for asset write-offs	2,389	1,576	1,619
Changes in assets and liabilities:
Accounts receivable	(2,614)	(355)	1,813
Inventories	(1,488)	320	(1,775)
Prepaid expenses	(438)	164	(2,108)
Accounts payable	6,360	(4,920)	10,192
Accrued liabilities	(10,086)	11,825	11,192

Cash provided by operating activities	138,852	165,792	158,730

Investing activities:
Purchases of property and equipment	(91,637)	(80,088)	(93,899)
Proceeds from dispositions of property and equipment		533	791
Change in other assets	(143)	(1,030)	(327)

Cash used in investing activities	(91,247)	(80,327)	(94,226)

Financing activities:
Proceeds from debt and line of credit	111,600	47,000	48,700
Payments on debt and line of credit	(52,816)	(34,227)	(46,818)
Redeemable preferred stock dividends			(113)
Acquisition of treasury stock	(116,932)	(113,934)	(82,605)
Proceeds from exercise of stock options	11,224	18,853	14,588
Redemption of preferred stock			(2,795)
Other	(295)	574	392

Cash used in financing activities	(47,219)	(81,734)	(68,651)

Increase (decrease) in cash and cash equivalents	386	3,731	(4,147)
Cash and cash equivalents, beginning of year	11,798	8,067	12,214

Cash and cash equivalents, end of year	$12,184	$11,798	$8,067

Supplemental Cash Flow Information:
Interest paid	$4,189	$2,458	$2,226
Income taxes paid	52,665	40,248	25,773

Non-cash investing and financing activities:
Investment in capital leases	$1,309	$786	$3,965
Modification of capital leases	(445)	0	0
Accrued construction accounts payable	9,109	2,666	1,250
Stock issued under 401(k) plan	456	401	356

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies:

Operations: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s restaurants.

Fiscal year: The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2005, 2004 and 2003 are for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Fiscal year 2004 consisted of 53 weeks, and 2005 and 2003 each consisted of 52 weeks.

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include the accounts of the International Association of CEC Entertainment, Inc. (the “Association”), an entity in which the Company has variable interests and the Company is considered the primary beneficiary. The assets, liabilities and operating results of the Association are not material to the Company’s consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

1. Description of business and summary of significant accounting policies (continued):

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

Stock-based compensation: The Company accounts for its stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under APB 25, the difference in value between the common stock price on the measurement date and the exercise price is recorded as compensation expense. The Company recognized compensation expense under APB 25 of $328,000, $710,000 and $1.2 million in 2005, 2004 and 2003, respectively. Had compensation cost for the Company’s stock option plans been determined based on the fair value method at the grant date for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per share would have been as follows (thousands, except per share data):

	2005	2004	2003
Net income, as reported	$74,701	$82,256	$66,706
Add: reported stock-based compensation expense, net of taxes	218	476	857
Deduct: fair value based compensation expense, net of taxes	(5,248)	(5,754)	(6,979)

Pro forma net income	$69,671	$76,978	$60,584

Earnings per share:
Basic:
As reported	$2.13	$2.21	$1.68
Pro forma	$1.99	$2.07	$1.53

Diluted:
As reported	$2.06	$2.14	$1.65
Pro forma	$1.93	$2.00	$1.50

For the pro forma calculations above, the estimated fair value of options granted was $9.80, $10.47 and $5.10 per share in 2005, 2004 and 2003, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk free interest rate of 4.1%, 3.0% and 3.1% in 2005, 2004 and 2003, respectively; no dividend yield; expected lives of three years in 2005 and five years in 2004 and 2003; and expected volatility of 30%.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-based Payment”, which requires compensation expense associated with stock options to be included in the financial statements beginning with the first annual period after June 15, 2005. See “Recent Accounting Pronouncements” for further discussion.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of business and summary of significant accounting policies (continued):

Franchise fees and royalties: Franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. At January 1, 2006, 44 Chuck E. Cheese’s restaurants were operated by a total of 28 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Royalties from franchisees are accrued as earned. Franchise fees included in revenues were $85,000, $160,000, and $281,000 in 2005, 2004 and 2003, respectively.

Cost of sales: Cost of sales includes the cost of food, beverage, related supplies, prizes and merchandise sold during the period and restaurant labor expenses. These amounts exclude any allocation of other operating costs including depreciation and amortization expense.

Advertising costs: Production costs for commercials and coupons are expensed in the year in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $27.9 million, $26.1 million and $24.6 million in 2005, 2004 and 2003, respectively.

Self-insurance accruals: The Company self-insures a significant portion of expected losses under its workers’ compensation, employee medical and general liability programs. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

Recent accounting pronouncements: In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB reached a consensus on EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company currently complies with this guidance and therefore, the adoption of EITF 05-06 does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements, the restatement disclosures included herein comply with the provisions of the standard.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of business and summary of significant accounting policies (continued):

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005 The Company recognized compensation expense under APB 25 of $328,000, $710,000 and $1.2 million in 2005, 2004 and 2003, respectively. Beginning in the first quarter of 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The adoption of SFAS 123(R) will result in a cumulative effect decrease in retained earnings at the beginning of fiscal year 2006 of $33.4 million and a reduction of net income in fiscal year 2006 of $3.5 million. The impact of SFAS 123(R) on years after fiscal year 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as reflected above.

2. Restatement of consolidated financial statements:

Following an internal investigation into the Company’s stock option granting practices during the period from 1989 through 2005, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for each of the fiscal years during the three year period ended January 1, 2006, as well as for certain prior periods not included in these consolidated financial statements, should be restated to record additional stock-based compensation and related tax effects resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles. The decision was based on the determination that the revised measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates originally used by the Company in preparing its consolidated financial statements.

Historical granting practices

Historically, the Company has typically granted stock options to employees utilizing a process in which the Board of Directors or a special committee of the Board of Directors would approve stock option grants through unanimous written consents (“UWC”). Under APB 25, the measurement date is the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any. Further under APB 25, compensation cost is measured based on the difference between the exercise price and the market price on the measurement date. Previously, the Company relied on the date of the UWC (“as of” date) as the accounting measurement date. However, all necessary corporate action had not been taken until the UWCs were actually signed by all board or committee members, which typically did not happen until a date later than the “as of” date. As a result, the Company has now determined that the definition of measurement date was not met on the “as of” date. Instead, the Company believes that upon obtaining the last signature on the UWC the granting process is complete and a measurement date is achieved.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

Determination of measurement date

Consistent with the direction provided to the public by the Office of the Chief Accountant of the U.S Securities and Exchange Commission in a letter dated September 19, 2006, (the “OCA September Letter”), when the documentation of stock option granting activities is incomplete or cannot be located, the Company reviewed all available relevant information, including historical approval patterns where evidence was available, and formed what the Company believes is a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting. Based on the Company’s interpretation of relevant accounting literature, as well as the guidance provided in the OCA September Letter, the appropriate accounting measurement date for a stock option grant is the date in which all required corporate granting actions have been completed and the persons empowered to make grants have determined, with finality, the terms and recipients of the stock option grant.

For the few instances when approval was made in a meeting, the Company considered the date of the meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the option price and the number of options to be allocated to individuals.

For the instances when approval was made through unanimous written consent, the Company considered the measurement date to be the date when the last required signature was received by the Company from the Compensation Committee or Board of Directors on the UWC. However, in some instances, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company. For these instances, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock option award (if available) and the approval pattern of past stock option grants approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimated the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock option award (if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock option grants. For annual stock option grants (in which the largest number of stock options were granted to employees) and mid-year grants the average number of days lapsing from the “as of” date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

The accounting measurement dates of stock option awards to non-employee members of the Company’s Board of Directors were determined in accordance with the Company’s Non-Employee Directors Stock Option Plan to be the date of initial election or appointment to the Board of Directors and the fifth business day in January for annual grants in each year thereafter.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

A summary of the evidence relied upon by the Company to determine the accounting measurement dates for stock options granted to employees from 1989 to 2005 is detailed below.

Evidence Relied Upon	Number of Options	Percent of Total
Board minutes	1,706,347	9.4%
UWC with evidence of the date on which the last required approval was received	5,322,973	29.4%
Notification letters to employees	2,327,580	12.9%
Estimated UWC approval date	8,298,013	45.9%

Subtotal	17,654,913	97.6%
Non-Employee Directors Stock Option Plan	427,500	2.4%

Total	18,082,413	100.0%

After comparing the revised measurement dates to the measurement dates previously used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the revised measurement date. As a result of this determination, the Company recorded additional stock-based compensation pre-tax charges of $18.1 million for the fiscal years 1989 through 2005.

Tax items

Certain tax issues have also arisen from the Company’s determination that it had previously issued in the money stock options. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1 million in a taxable year. Compensation attributable to stock options issued under the Company’s employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the deduction limit of Section 162(m) provided the exercise price is greater than or equal to the fair market value of the common stock of the Company on the date of grant. As a result of determining that certain stock options were granted at an exercise price below the fair market value of the common stock of the Company on the revised measurement date, the Company concluded that certain tax deductions related to stock options exercised by employees are not allowed under Section 162(m). Accordingly, the Company reduced the additions to additional paid-in capital by $0.2 million, $3.0 million and $1.7 million from amounts previously reported in fiscal years 2005, 2004 and 2003, respectively, with corresponding increases in each fiscal year to income taxes payable. To record the impact of interest on the underpayment of income taxes, the Company increased interest expense by $241,000 and $58,000 in fiscal years 2005 and 2004, respectively; increased accounts receivable by $114,000 and accrued liabilities by $299,000 at the end of fiscal year 2005; and increased accrued liabilities by $36,000 at the end of fiscal year 2004.

Other corrections

In addition to the correction of errors related to stock-based compensation discussed above, the Company decided to correct other errors in its prior year financial statements. The following describes the nature and amount of adjustments included in the restatement of prior year financial statements to correct those other errors.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

This restatement of prior year financial statements include an adjustment to capital expenditures accrued at the end of fiscal year 2005 based on an estimate made by the Company at that time. As a result, the Company increased property, plant and equipment by $5.7 million and construction accounts payable by $5.8 million at the end of fiscal year 2005. The Company also increased depreciation expense by $97,000 for the fiscal year ended 2005. The Company had previously disclosed non-cash investing and financing transactions in the statement of cash flows totaling $251,000 related to the change in accrued construction accounts payable in fiscal 2005. In this restatement, the Company has amended this disclosure to reflect non-cash investing and financing transactions totaling $8.3 million related to the balance of accrued construction accounts payable at the end of fiscal 2005.

The Company had previously recorded an income tax receivable of $4.2 million at the end of fiscal year 2005. As a result of the increases in income taxes payable, the Company reduced accounts receivable in fiscal year 2005 by $4.2 million and increased income tax payable by $0.2 million.

This restatement of prior year financial statements also includes the adjustments for other errors not recorded when the Company prepared its consolidated financial statements. These errors were not previously recorded because the Company believed the amounts of these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. Based on the Company’s analysis, the Company determined that its estimated insurance reserves at the end of fiscal year 2005 were overstated by $3.6 million. As a result, the Company has recorded a reduction of insurance expense of $3.6 million in fiscal year 2005 as part of this restatement. The Company also recognized additional pre-tax net charges of $297,000 in fiscal year 2005, pre-tax net charges of $188,000 in fiscal year 2004 and pre-tax net credits of $300,000 in fiscal year 2003 due to other errors related to unaccrued expenses and pricing errors. Related to the pricing errors, the Company also increased property and equipment by $43,000 in fiscal year 2005 and decreased property and equipment by the same amount in fiscal year 2004. Additionally, the Company reclassified $200,000 incurred for state franchise taxes to selling, general and administrative expenses from income taxes in fiscal year 2005 and reduced income tax expense by approximately $50,000 in 2005 and $418,000 in 2004 due to a correction of its estimated reserve for state income taxes due.

Additionally, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $9.1 million, $2.7 million and $1.3 million in 2005, 2004 and 2003, respectively compared to $251,000 in 2005 as previously reported. The Company has also reported non-cash investing and financing activities for stock issued under its 401(k) retirement and savings plan of $401,000 and $356,000 in 2004 and 2003, respectively which was not previously reported.

The following table reconciles previously reported net income to restated net income: (in thousands)

	Net Income for Fiscal Year
	2005	2004	2003
As previously reported	$72,877	$82,532	$67,381
Increase (decrease) to net income and retained earnings
Stock-based compensation expense	(328)	(710)	(1,201)
Other corrections	2,792	(246)	300
Income tax (expense) benefit	(640)	680	226

Total	1,824	(276)	(675)

As restated	$74,701	$82,256	$66,706

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

The following table details the components of the beginning retained earnings adjustment as of December 30, 2002 by fiscal year (in thousands):

	Stock-based Compensation Expense	Income Tax Benefit	Total
Fiscal year:
2002	$(3,386)	$1,050	$(2,336)
2001	(3,849)	1,113	(2,736)
2000	(1,101)	252	(849)
1999	(1,645)	596	(1,049)
1998	(2,410)	895	(1,515)
1997	(2,361)	952	(1,409)
1996	(458)	186	(272)
1995	(84)	70	(14)
1994	(61)	48	(13)
1993	0	0	0
1992	(352)	136	(216)
1991	(35)	14	(21)
1990	(52)	32	(20)
1989	(38)	23	(15)

Total	$(15,832)	$5,367	$(10,465)

The following tables present the effects of the restatement on the Company’s consolidated balance sheets at January 1, 2006 and January 2, 2005 and the consolidated statements of earnings and cash flows for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 (thousands, except per share data):

	Fiscal Year 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Accounts receivable, net	$20,323	$(4,072)	$16,251
Total current assets	55,872	(4,072)	51,800
Property and equipment, net	592,255	5,664	597,919
Total assets	650,328	1,592	651,920
Accounts payable	30,264	5,946	36,210
Accrued liabilities	27,791	(431)	27,360
Total current liabilities	58,649	5,515	64,164
Long-term deferred tax liability	29,272	80	29,352
Accrued insurance	17,000	(2,897)	14,103
Capital in excess of par value	262,846	8,486	271,332
Retained earnings	506,144	(9,592)	496,552
Total shareholders’ equity	334,556	(1,106)	333,450
Total liabilities and shareholders’ equity	650,328	1,592	651,920

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

	Fiscal Year 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Earnings:
Cost of sales:
Food, beverage and related supplies	$86,712	$155	$86,867
Total cost of sales	318,355	155	318,510
Selling, general and administrative expenses	89,553	670	90,223
Depreciation and amortization	61,213	97	61,310
Interest expense	4,367	241	4,608
Other operating expenses	134,724	(3,627)	131,097
Total costs and expenses	608,212	(2,464)	605,748
Income before income taxes	117,951	2,464	120,415
Income taxes	45,074	640	45,714
Net income	72,877	1,824	74,701
Comprehensive income	73,847	1,824	75,671
Basic earnings per share	2.08	.05	2.13
Diluted earnings per share	2.01	.05	2.06

Consolidated Statement of Cash Flows:
Operating activities:
Net income	$72,877	$1,824	$74,701
Depreciation and amortization	61,213	97	61,310
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	0	328	328
Deferred income tax expense	(6,471)	1,704	(4,767)
Tax benefit from exercise of stock options	5,231	(524)	4,707
Changes in assets and liabilities:
Accounts receivable	(6,841)	4,227	(2,614)
Accounts payable	6,175	185	6,360
Accrued liabilities	(2,288)	(7,798)	(10,086)
Cash provided by operating activities	138,809	43	138,852
Investing activities:
Purchases of property and equipment	(91,594)	(43)	(91,637)
Cash used in investing activities	(91,204)	(43)	(91,247)
Non-cash investing and financing activities:
Accrued construction accounts payable	251	8,858	9,109

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

	Fiscal Year 2004
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Accounts receivable, net	$13,482	$155	$13,637
Total current assets	46,658	155	46,813
Property, plant and equipment, net	563,081	(43)	563,038
Total assets	612,017	112	612,129
Accrued liabilities	36,329	4,471	40,800
Total current liabilities	138,902	4,471	143,373
Long-term deferred tax liability	36,429	(1,625)	34,804
Capital in excess of par value	245,991	8,682	254,673
Retained earnings	433,267	(11,416)	421,851
Total shareholders’ equity	360,730	(2,734)	357,966
Total liabilities and shareholders’ equity	612,017	112	612,129

Consolidated Statement of Earnings:
Cost of sales:
Food, beverage and related supplies	$89,228	24	$89,252
Total cost of sales	320,177	24	320,201
Selling, general and administrative expenses	86,471	874	87,345
Interest expense	2,486	58	2,544
Total costs and expenses	594,314	956	595,270
Income before income taxes	133,765	(956)	132,809
Income taxes	51,233	(680)	50,553
Net income	82,532	(276)	82,256
Comprehensive income	83,313	(276)	83,037
Basic earnings per share	2.22	(.01)	2.21
Diluted earnings per share	2.15	(.01)	2.14

Consolidated Statement of Cash Flows:
Operating activities:
Net income	$82,532	$(276)	$82,256
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	0	710	710
Deferred income tax expense	3,304	371	3,675
Tax benefit from exercise of stock options	7,801	(3,640)	4,161
Changes in assets and liabilities:
Accounts receivable	(379)	24	(355)
Accrued liabilities	9,057	2,768	11,825
Cash provided by operating activities	165,835	(43)	165,792
Investing activities:
Purchases of property and equipment	(80,131)	43	(80,088)
Cash used in investing activities	(80,370)	43	(80,327)
Non-cash investing and financing activities:
Accrued construction accounts payable	0	2,666	2,666
Stock issued under 401(k) plan	0	401	401

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatement of consolidated financial statements (continued):

	Fiscal Year 2003
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Earnings:
Cost of sales:
Food, beverage and related supplies	$79,982	$(179)	$79,803
Total cost of sales	290,005	(179)	289,826
Selling, general and administrative expenses	83,024	1,080	84,104
Total costs and expenses	544,500	901	545,401
Income before income taxes	110,098	(901)	109,197
Income taxes	42,717	(226)	42,491
Net income	67,381	(675)	66,706
Comprehensive income	68,167	(675)	67,492
Basic earnings per share	1.70	(.02)	1.68
Diluted earnings per share	1.66	(.01)	1.65

Consolidated Statement of Cash Flows:
Operating activities:
Net income	$67,381	$(675)	$66,706
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	0	1,201	1,201
Deferred income tax expense	10,225	475	10,700
Tax benefit from exercise of stock options	4,072	(2,525)	1,547
Changes in assets and liabilities:
Accounts receivable	1,992	(179)	1,813
Accrued liabilities	9,489	1,703	11,192
Non-cash investing and financing activities:
Accrued construction accounts payable	0	1,250	1,250
Stock issued under 401(k) plan	0	356	356

3. Accounts receivable:

	2005	2004
	(thousands)
Trade	$5,109	$4,645
Vendor rebates	4,233	3,096
Leasehold improvement incentives	4,210	4,139
Other	2,699	1,757

	$16,251	$13,637

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and equipment:

	2005	2004
	(thousands)
Land	$43,489	$42,661
Leasehold improvements	349,461	355,230
Buildings	83,286	52,590
Game, restaurant and other equipment	383,249	357,185
Property leased under capital leases (Note 7)	14,081	13,512

	873,566	821,178
Less accumulated depreciation and amortization	(300,063)	(276,724)

Net property and equipment in service	573,503	544,454
Construction in progress	17,036	7,992
Game and restaurant equipment held for future service	7,380	10,592

	$597,919	$563,038

5. Accrued liabilities and accrued insurance:

	2005	2004
	(thousands)
Current:
Salaries and wages	$9,892	$12,680
Insurance	4,386	9,879
Taxes, other than income	6,877	6,453
Income taxes	0	7,339
Other	6,205	4,449

	$27,360	$40,800

Long-term:
Insurance	$14,103	$10,856

Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company’s self-insured retention programs for general liability, workers compensation, health benefits and certain other insured risks.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-term debt:

	2005	2004
	(thousands)
Revolving bank loan, prime or LIBOR plus 0.50% to 1.25%, due July 2010	$137,100	$77,800
Obligations under capital leases (Note 7)	12,468	12,152

	149,568	89,952
Less current portion	(594)	(78,279)

	$148,974	$11,673

In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company’s previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (7.25% at January 1, 2006) or, at the Company’s option, LIBOR (4.38% at January 1, 2006) plus 0.75%. A 0.1% commitment fee is payable on any unused credit line. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, and amortization ratio of 3.0 to 1.0. The weighted average interest rate on the revolving bank loan was 4.2% and 2.3% in 2005 and 2004, respectively. The Company capitalized interest costs of $109,000, $56,000 and $77,000 in 2005, 2004 and 2003, respectively, related to the construction of new restaurants.

7. Commitments and contingencies:

The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

Scheduled annual maturities of the obligations for capital and operating leases as of January 1, 2006, are as follows:

Years	Capital	Operating
	(thousands)
2006	$1,500	$60,643
2007	1,500	58,508
2008	1,500	57,504
2009	1,500	56,665
2010	1,500	56,299
2011-2028 (aggregate payments)	12,435	489,841

Minimum future lease payments	19,935	$779,460

Less amounts representing interest	(7,467)

Present value of future minimum lease payments	12,468
Less current portion	(594)

Long-term capital lease obligation	$11,874

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and contingencies (continued):

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

	2005	2004	2003
	(thousands)
Minimum	$65,140	$62,191	$56,791
Contingent	240	430	291

	$65,380	$62,621	$57,082

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

8. Income taxes:

The significant components of income tax expense are as follows:

	2005	2004	2003
	(thousands)
Current expense:
Federal	$42,591	$33,770	$23,647
State	2,967	5,750	4,833
Foreign		200	180
Tax benefit from exercise of stock options	5,231	7,801	4,072

Total current expense	50,789	47,521	32,732
Deferred expense (benefit):
Federal	(4,215)	2,943	9,077
State	(559)	89	682
Foreign	(301)	0	0

Total deferred expense (benefit)	(5,075)	3,032	9,759

	$45,714	$50,553	$42,491

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income taxes (continued):

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2005	2004
	(thousands)
Current deferred tax asset:
Accrued vacation	$997	$973
Unearned gift certificates	690	695
Other	137	95

	$1,824	$1,763

Non-current deferred tax asset (liability):
Deferred rent	$20,873	$20,462
Stock compensation	1,441	1,625
Unearned franchise fees	269	153
Depreciation	(56,866)	(60,364)
Foreign	(459)	(760)
Insurance	5,883	3,263
Other	(493)	817

	($29,352)	($34,804)

A reconciliation of the statutory rate to taxes provided is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8%	3.1%	3.4%
Other	1.2%		.5%

Effective tax rate	38.0%	38.1%	38.9%

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings per common share:

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

	2005	2004	2003
Net income	$74,701	$82,256	$66,706
Accretion of redeemable preferred stock			(49)
Redeemable preferred stock dividends			(113)

Net income applicable to common shares	$74,701	$82,256	$66,544

Basic:
Weighted average common shares outstanding	35,091	37,251	39,654

Earnings per common share	$2.13	$2.21	$1.68

Diluted:
Weighted average common shares outstanding	35,091	37,251	39,654
Potential common shares for stock options	1,097	1,221	735

Weighted average shares outstanding	36,188	38,472	40,389

Earnings per common and potential common shares	$2.06	$2.14	$1.65

Anti-dilutive stock options to purchase 946,680; 5,175; and 1,143,144 common shares were not included in the EPS computations in 2005, 2004 and 2003, respectively, because the exercise prices of these options were greater than the average market price of the common shares.

10. Benefit plans:

The Company has benefit plans that include: a) incentive bonus compensation plans based on tenure or the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors, c) restricted stock plans for employees and non-employee directors, and d) a retirement and savings plan.

In 1997, the Company adopted an employee stock option plan under which 10,781,250 shares, as amended in 2004, may be granted before July 31, 2007. The exercise price for options granted under the plan may not be less than the fair market value of the Company’s common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. Options which have been granted under the plan cannot be re-priced without shareholder approval.

In 1995, the Company adopted a stock option plan for its non-employee directors. Per an amendment to the plan in 2004, the number of shares of the Company’s common stock that may be issued under this plan cannot exceed 437,500. The exercise price for options granted under this plan may not be less than the fair market value, as defined in the plan, of the Company’s common stock at the date of grant. “Fair market value” is defined in the plan as the average of the closing prices of the Company’s common stock as reported on the New Your Stock Exchange for the five trading day period ending on and including the date of the grant. Options which expire or terminate may be re-granted under the plan. Options may not be exercised until the non-employee director has served on the Board of Directors for at least two years after the date of grant.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit plans (continued):

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

In March 2005, the Company adopted a restricted stock plan for its non-employee directors under which 50,000 shares may be granted before March 1, 2020. The stockholders of the Company approved the plan in May 2005, and because of such approval, the Company has ceased issuing stock options to its non-employee directors. In January of each year, each non-employee director is entitled to a restricted stock award for the number of common shares having a fair market value, as defined in the plan, as of the date of grant equal to $75,000. “Fair market value” is defined in the plan as the average of the closing prices of the Company’s common stock as reported on the New York Stock Exchange for the five trading day period ending on and including the date of the restricted stock award. All shares awarded shall provide for a vesting period of at least one year and no more than five years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan.

At January 1, 2006, there were 1,982,652 shares available for future grants under the employee and non-employee directors stock option plans. Stock option transactions are summarized as follows for all plans:

	Number of Shares			Weighted Average Exercise Price Per Share
	2005	2004	2003	2005	2004	2003
Options outstanding, beginning of year	5,087,053	5,598,311	4,538,213	$23.08	$21.09	$20.42
Granted	970,031	641,671	2,264,756	36.76	31.90	19.98
Exercised	(547,370)	(1,063,029)	(959,861)	20.50	17.74	15.20
Terminated	(56,940)	(89,900)	(244,797)	30.66	25.29	21.53

Options outstanding, end of year	5,452,774	5,087,053	5,598,311	25.69	23.08	21.09

Options outstanding at January 1, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding as of 1/1/06	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price	Shares Exercisable as of 1/1/06	Weighted Average Exercise Price
$11.67 - $19.99	2,169,937	3.4	$18.95	1,423,016	$18.42
$20.83 - $27.43	852,086	2.0	22.68	849,937	22.68
$29.00 - $31.49	960,845	3.2	29.21	659,890	29.16
$31.64 - $34.09	508,222	5.1	31.90	27,126	32.02
$35.04 - $42.17	961,684	4.2	36.76	2,322	36.18

$11.67 - $42.17	5,452,774	3.4	25.69	2,962,291	22.17

Stock options expire from five to seven years from the grant date. Stock options vest over various periods ranging from one to four years.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit plans (continued):

Through March 7, 2006, the Company has granted 238,143 shares under the employee restricted stock plan and 12,846 shares under the non-employee directors restricted stock plan.

The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Only non-highly compensated employees are eligible to participate in the plan. Contributions by the Company are made in the form of its common stock. At January 1, 2006, 9,231 shares remained available for grant under the plan. The Company made contributions of approximately $455,758 and $400,766 in common stock for the 2004 and 2003 plan years, respectively. The Company accrued $463,100 for contributions for the 2005 plan year which will be paid in common stock in 2006.

In February 2006, the Company amended its incentive bonus plan to include the addition of a tenure-based element applicable to certain employees. The amendment also includes a change in one of the criteria used to determine the performance based element of the bonus plan, which is applicable to all employees of the Company eligible for a performance bonus. Previously, the performance criteria was based upon comparable store sales and net income results for the applicable fiscal year of the bonus plan. The amendment to the bonus plan changes the net income component to an earnings per share component. The amendments to the Company’s incentive bonus plan will be submitted to the stockholders for their approval.

11. Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in 2005 and 2004 (thousands, except per share data).

	Fiscal year ended January 1, 2006
	April 3	July 3	Oct. 2	Jan. 1
As Previously Reported:
Revenues	$214,086	$168,401	$179,589	$164,087
Income before income taxes	52,277	23,396	26,385	15,893
Net income	32,254	14,436	16,280	9,907

Earnings per share:
Basic	$.89	$.41	$.47	$.29
Diluted	.86	.40	.45	.28

	Fiscal year ended January 1, 2006
	April 3	July 3	Oct. 2	Jan. 1
Adjustments:
Revenues
Income before income taxes	(219)	(154)	(154)	2,991
Net income	(72)	(99)	(99)	2,094

Earnings per share:
Basic	$.00	$.00	$(.01)	$.06
Diluted	.00	$(.01)	.00	.06

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly results of operations (unaudited) (continued):

	Fiscal year ended January 1, 2006
	April 3	July 3	Oct. 2	Jan. 1
As Restated – see Note 2
Revenues	$214,086	$168,401	$179,589	$164,087
Income before income taxes	52,058	23,242	26,231	18,884
Net income	32,182	14,337	16,181	12,001
Earnings per share:
Basic	$.89	$.41	$.46	$.35
Diluted	.86	.39	.45	.34

	Fiscal year ended January 2, 2005
	March 28	June 27	Sept. 26	Jan. 2
As Previously Reported:
Revenues	$206,948	$165,424	$183,622	$172,085
Income before income taxes	50,945	23,363	34,222	25,235
Net income	31,433	14,416	21,114	15,569
Earnings per share:
Basic	$.82	$.38	$.57	$.43
Diluted	.79	.37	.56	.41

	Fiscal year ended January 2, 2005
	March 28	June 27	Sept. 26	Jan. 2
Adjustments:
Revenues
Income before income taxes	(477)	(196)	(196)	(85)
Net income	(304)	(132)	(130)	290
Earnings per share:
Basic	$(.01)	$.00	$.00	$.01
Diluted	.00	.00	(.01)	.01

	Fiscal year ended January 2, 2005
	March 28	June 27	Sept. 26	Jan. 2
As Restated – see Note 2
Revenues	$206,948	$165,424	$183,622	$172,085
Income before income taxes	50,468	23,167	34,024	25,150
Net income	31,129	14,284	20,984	15,859
Earnings per share:
Basic	$.81	$.38	$.57	$.44
Diluted	.79	.37	.55	.42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Background of Restatement

On October 31, 2006, the Company announced that the Audit Committee of its Board of Directors, which is comprised solely of independent directors, had completed a previously announced review of the Company’s stock option granting practices during the period from 1989 through 2005 when the Company made its last stock option grants. This voluntary review was conducted with the assistance of independent legal counsel and external forensic accountants. The review uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the review did find that administrative errors, record-keeping deficiencies and other defects in the stock option granting process resulted in an incorrect selection of measurement dates for certain grants based on the guidance in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 defines measurement date as the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any.

On November 10, 2006, the Company and its Audit Committee concluded that the cumulative financial impact of recording additional charges associated with stock option grants from 1989 through 2005 was likely to be material to the current year and possibly prior years resulting in a restatement of the Company’s previously issued consolidated financial statements and that investors should not rely on the Company’s historical financial statements or on related reports from the Company’s registered independent public accounting firm.

Subsequently, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the three months ended April 2, 2006 and each of the fiscal years during the three year period ended January 1, 2006, as well as the selected financial data for the years ended December 29, 2002 and December 30, 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional stock-based compensation expense and related tax effects, resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles.

The Company typically granted stock options to employees utilizing a process in which the Board of Directors or a special committee of the Board of Directors would approve stock option grants through unanimous written consents (“UWC”). The Company relied on the “as of” date of the UWC as the original accounting measurement date for determining stock-based compensation. As a result of an internal review of its historical stock option granting practices for the period 1989 through 2005, the Company concluded that the “as of” date of the UWC could not be relied upon to determine the accounting measurement dates for stock option grants because the exercise price and number of shares were not known with finality at this point. In addition, the Company identified certain administrative errors in calculating stock-based compensation expense. Upon considering all available evidence, including historical approval patterns where supporting documentation was available, the Company formed a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting measurement date. See Critical Accounting Policies under the Management’s Discussion and Analysis section of this Form 10-K/A for further discussion of the Company’s historical granting practices. Based on the new accounting measurement dates, the Company is restating its financial statements to reflect the accounting impact for this change in measurement date.

After comparing the revised measurement dates to the measurement dates previously used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the revised measurement date. As a result of this determination, the Company recorded additional stock-based compensation pre-tax charges of $18.1 million for the fiscal years 1989 through 2005.

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the original filing of our annual report for the year ended January 1, 2006 of Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of January 1, 2006 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of January 1, 2006.

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended January 1, 2006 and in connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of January 1, 2006.

Management’s Annual Report on Internal Control over Financial Reporting (as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of January 1, 2006. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the filing of the original Form 10-K in March 2006, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed that management believed that the Company’s internal control over financial reporting was effective as of January 1, 2006. As a result of the restatement of our consolidated financial statements, we have subsequently concluded that a material weakness in internal control over financial reporting existed as of January 1, 2006 and, accordingly, have revised our conclusions based on a new assessment of the effectiveness of our internal control over financial reporting and have now concluded that our internal control over financial reporting was not effective as of January 1, 2006.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in internal control over financial reporting in connection with this revised assessment.

Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP.

In making this revised assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our revised assessment, we determined that our internal control over financial reporting was not effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of our internal control over financial reporting as of January 1, 2006 (as revised), which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to January 1, 2006, the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. These actions include:

•

Engaging a compensation consultant to review existing equity based compensation plans to assist in compliance matters and to assist in development and implementation of a set of best practices with respect to its equity based compensation plans.

•	The adoption of a formal written policy concerning equity-based compensation awards to employees, which includes, among other things, the following:

•	Equity based compensation awards will be made only at meetings, and not by unanimous written consents in lieu of a meeting;

•

The Board of Directors or committee thereof will meet between two and ten business days after each quarterly earnings release, and equity based compensation awards will be made only at these four meetings.

The Company is continuing to evaluate the recommendations of the Audit Committee and may take additional actions at a later date in response to these recommendations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CEC Entertainment, Inc.

Irving, Texas

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (as revised), that CEC Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended January 1, 2006 (as restated), and this report does not affect our report on such restated consolidated financial statements.

In our report dated March 16, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of January 1, 2006. As described in the preceding paragraph, the Company subsequently identified a material misstatement in its annual consolidated financial statements, which caused such annual consolidated financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weakness described in the following paragraph. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 expressed herein is different from that expressed in our previous report.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 1, 2006, and our report dated March 16, 2006 (April 20, 2007 as to the effects of the restatement discussed in Note 2) expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restatement discussed in Note 2.

Dallas, Texas

March 16, 2006 (April 20, 2007 as to the material weakness)

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2006 annual meeting of stockholders. The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and regulations will also be posted on the Company’s website at www.chuckecheese.com.

Item 11.	Executive Compensation

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company’s 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibit s and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Financial Statements and Supplementary Data:

Report of independent registered public accounting firm.

CEC Entertainment, Inc. consolidated financial statements:

Consolidated balance sheets as of January 1, 2006 and January 2, 2005 (as restated).

Consolidated statements of earnings and comprehensive income for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 (as restated).

Consolidated statements of shareholders’ equity for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 (as restated).

Consolidated statements of cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 (as restated).

Notes to consolidated financial statements.

(2) Exhibits:

Number	Description

3(a)(1)	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference).

3(b)(1)	Restated Bylaws of the Company, dated August 16, 1994 (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

3(b)(2)	Amendment to the Bylaws, dated May 5, 1995 (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

4(a)	Specimen form of certificate representing $.10 par value Common Stock (filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

10(a)	2001 Employment Agreement dated November 13, 2000, between the Company and Richard M. Frank (filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).

10(b)	Employment Agreement, dated May 8, 2001, between Michael H. Magusiak and the Company (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference).

10(c)	Amended and Restated Credit Agreement, in the stated amount of $200,000,000, dated July 18, 2005, between CEC Entertainment Concepts, L.P., Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., Suntrust Bank, and the other Lenders (filed as Exhibit 10(a)(1) to the Company’s Form 8-K (No. 001-13687), and incorporated herein by reference).

10(d)(1)	1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 (No. 333-41039), and incorporated herein by reference).

10(d)(2)	Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10(e)(1)	Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company’s Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(e)(2)	Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company’s Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

10(f)(1)	2004 Restricted Stock Plan (filed as Exhibit A to the Company’s Form S-8 (No. 333-119232), and incorporated herein by reference).

10(f)(2)	Specimen form of Contract under the 2004 Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

10(g)(1)	Non-Employee Directors Restricted Stock Plan (filed as Exhibit A to the Company’s Form S-8 (No.333-130142), and incorporated herein by reference).

10(g)(2)	Specimen form of Contract under the Non-Employee Directors Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).

10(h)(1)	Specimen form of the Company’s current Franchise Agreement (filed as Exhibit 10(a)(1) to the Company’s Form 8-K (No. 001-13687) dated March 5, 2004, and incorporated herein by reference).

10(h)(2)	Specimen form of the Company’s current Development Agreement (filed as Exhibit 10(a)(2) to the Company’s Form 8-K (No. 001-13687) dated March 5, 2004, and incorporated herein by reference).

10(i)	Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company’s Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(d) Financial Statements excluded from the annual report to shareholders by Rule 14A—3(b):

No financial statements are excluded from the annual report to the Company’s shareholders by Rule 14a—3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2007	CEC Entertainment, Inc.

	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Frank	Chairman of the Board,	April 23, 2007
Richard M. Frank	Chief Executive Officer,
and Director (Principal
Executive Officer)

/s/ Christopher D. Morris	Executive Vice President,	April 23, 2007
Christopher D. Morris	Chief Financial Officer
(Principal Financial Officer)

/s/ James Mabry	Vice President, Controller	April 23, 2007
James Mabry	and Treasurer
(Principal Accounting Officer)

/s/ Michael H. Magusiak	President and Director	April 23, 2007
Michael H. Magusiak

/s/ Richard T. Huston	Director	April 23, 2007
Richard T. Huston

/s/ Larry T. McDowell	Director	April 23, 2007
Larry T. McDowell

/s/ Tim T. Morris	Director	April 23, 2007
Tim T. Morris

/s/ Louis P. Neeb	Director	April 23, 2007
Louis P. Neeb

/s/ Cynthia I. Pharr Lee	Director	April 23, 2007
Cynthia I. Pharr Lee

/s/ Walter Tyree	Director	April 23, 2007
Walter Tyree

/s/ Raymond E. Wooldridge	Director	April 23, 2007
Raymond E. Wooldridge

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10(f)(2)	Specimen form of Contract under the 2004 Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).	70

10(g)(2)	Specimen form of Contract under the Non-Employee Directors Restricted Stock Plan of the Company, as amended to date (attached hereto, and incorporated herein by reference).	76

23	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	82

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	83

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	84

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	85

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86