Form 10-Q/A
period 2006-04-02
CEC ENTERTAINMENT INC
filed 2007-04-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4441 West Airport Freeway

Irving, Texas 75062

(Address of principal executive offices, including zip code)

(972) 258-8507

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ..    Yes  ☐    No  ☒

At May 8, 2006, an aggregate of 33,289,098 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the quarterly report of CEC Entertainment, Inc. (the “Company”) on Form 10-Q for the first quarter ended April 2, 2006 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006, is being filed to reflect the restatement of the Company’s consolidated financial statements for the quarters ended April 2, 2006 and April 3, 2005. For a more detailed description of the restatement, see Note 3, “Restatement of Consolidated Financial Statements” to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A.

On October 31, 2006, the Company announced that the Audit Committee of its Board of Directors, which is comprised solely of independent directors, had completed a previously announced review of the Company’s stock option granting practices during the period from 1989 through 2005 when the Company made its last stock option grants. This voluntary review was conducted with the assistance of independent legal counsel and external forensic accountants. The review uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the review did find that administrative errors, record-keeping deficiencies and other defects in the stock option granting process resulted in an incorrect selection of measurement dates for certain grants based on the guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). APB 25 defines measurement date as the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any.

On November 10, 2006, the Company and its Audit Committee also concluded that the cumulative financial impact of recording additional charges associated with stock option grants from 1989 through 2005 was likely to be material to the current year and possibly prior years resulting in a restatement of the Company’s previously issued consolidated financial statements and that investors should not rely on the Company’s historical financial statements or on related reports from the Company’s registered independent public accounting firm.

Subsequently, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the three months ended April 2, 2006 should be restated to record additional stock-based compensation expense and related tax effects, resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles.

In addition to the correction of errors related to stock-based compensation, the Company decided to correct other errors in its prior year financial statements.

The Company also amended its Annual Report on Form 10-K for the fiscal year ended January 1, 2006. For more information regarding the restatement, See the “Explanatory Note” at the beginning of the Company’s amended Annual Report on Form 10-K/A filed on April 23, 2007; Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of the Consolidated Financial Statements” of that report; and Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements in Part II, Item 8 of that report.

The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended January 1, 2006 and the Form 10-Q for the fiscal quarter ended April 2, 2006. The Company will restate the interim financial statements for the quarterly and year-to-date periods ended April 3, 2005; July 3, 2005; October 2, 2005; and related disclosures that will be included in this Form 10-Q/A and subsequently filed quarterly reports on Form 10-Q.

This restatement includes adjustments to decrease selling, general and administrative expenses for the quarter ended April 2, 2006 by $189,000 due to a reduction of accrued advertising costs of $185,000 and a reduction of stock-based compensation expense of $4,000. Interest expense increased $90,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes increased $466,000 primarily due to an increase in estimated state tax reserves and additional taxes of $125,000 related to the disallowed tax deductions. In the quarter ended April 3, 2005, food, beverage and related supplies expenses increased by $155,000 due to an increase in beverage costs related to a vendor rebate adjustment; selling, general and administrative expenses decreased $43,000 due to the correction of a pricing error and $26,000 due to reduced stock-based compensation expense. Interest expense increased $25,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes decreased $33,000 primarily due to a $67,000 state tax adjustment and decreased taxes of $34,000 related to the adjustments described above offset by additional taxes of $88,000 related to the disallowed tax deductions.

At the end of the quarter ended April 2, 2006, property, plant and equipment increased $3,782,000 due to a change in the Company’s estimate of unbilled capital expenditures. Accounts payable increased $3,879,000 due to the accrual of unbilled capital expenditures and other expenses. Accrued liabilities increased $7,747,000 due primarily to an increase in income tax payable related to the disallowance of tax deductions for compensation paid to executive officers and the effect of the restatement of stock-based compensation expense. Long-term deferred tax liability increased $698,000 due to the effect of the restatement of stock-based compensation expense. Accrued insurance decreased $2,897,000 due to a reduction of estimated reserves for insurance claim losses. Common stock decreased $10,000 and capital in excess of par value decreased $10,759,000 due to the effect of the restatement of stock-based compensation expense and the retirement of 100,000 shares of treasury stock totaling $3,796,000 that were reserved for issuance under the Company’s 401(k) plan. Retained earnings decreased $5,587,000 due to the effect of the restatement of stock-based compensation expense and the correction of other errors as described above. The Company also decreased deferred compensation and increased capital in excess of par value by $6,915,000 to correct its previously recorded deferred compensation related to restricted stock awards.

In Part I—Item 1 of this report, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $7.0 million and $4.6 million in the first three months of 2006 and 2005, respectively compared to $196,000 and $58,000 reported in the Original Filing. Also in Part I—Item 1 of this report, the Company has reported non-cash investing and financing activities for restricted stock awards of $7,159,000 in the first three months of 2006 and investments in capital leases of $347,000 in the first three months of 2005. In Part II—Item 1A of this report, the Company has amended its risk factors.

Consequently, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of calculating stock-based compensation expense based on the new accounting measurement dates, the estimated impact of disallowed tax deductions under Internal Revenue Code Section 162(m) and the correction of other prior year errors. See Note 3 to the condensed consolidated financial statements.

Except for the effects of the aforementioned errors, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006 which are being filed subsequent to this filing of this Form 10-Q/A and any reports filed with the SEC subsequent to this filing.

For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I and Item 1A of Part II of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this report has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

	April 2, 2006	January 1, 2006
	(as restated - see Note 3)	(as restated and adjusted - see Notes 2 and 3)
ASSETS

Current assets:
Cash and cash equivalents	$15,689	$12,184
Accounts receivable	19,652	16,251
Inventories	12,799	13,659
Prepaid expenses	9,746	7,882
Deferred tax asset	1,824	1,824

Total current assets	59,710	51,800

Property and equipment, net	598,332	597,919

Other assets	1,762	2,201

	$659,804	$651,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$599	$594
Accounts payable	24,996	36,210
Accrued liabilities	54,093	27,360

Total current liabilities	79,688	64,164

Long-term debt, less current portion	116,729	148,974

Deferred rent	63,974	61,877

Deferred tax liability	16,829	19,619

Accrued insurance	14,103	14,103

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 56,491,613 and 56,115,658 shares issued, respectively	5,649	5,612
Capital in excess of par value	317,472	314,439
Retained earnings	492,031	463,178
Accumulated other comprehensive income	2,467	2,446
Less treasury shares of 22,721,415 and 22,499,815, respectively, at cost	(449,138)	(442,492)

	368,481	343,183

	$659,804	$651,920

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(as restated - see Note 3)	(as restated and adjusted - see Notes 2 and 3)
Food and beverage revenues	$148,600	$139,044
Games and merchandise revenues	77,506	74,242
Franchise fees and royalties	884	795
Interest income	2	5

	226,992	214,086

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	27,422	25,723
Games and merchandise	10,062	8,324
Labor	59,626	53,825

	97,110	87,872
Selling, general and administrative expenses	28,483	26,824
Depreciation and amortization	15,919	14,397
Interest expense	1,793	748
Other operating expenses	36,610	33,555

	179,915	163,396

Income before income taxes	47,077	50,690
Income taxes	18,224	19,435

Net income	28,853	31,255
Other comprehensive income (loss), net of tax:
Foreign currency translation	21	(135)

Comprehensive income	$28,874	$31,120

Earnings per share:
Basic:
Net income	$.86	$.86

Weighted average shares outstanding	33,719	36,205

Diluted:
Net income	$.84	$.83

Weighted average shares outstanding	34,517	37,451

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value (as restated and adjusted – see Notes 2 and 3):
Balance, beginning of year	$320,051	56,116
Stock options exercised	4,842	220
Excess tax benefit from stock-based compensation	284
Stock issued under 401(k) plan	457	13
Stock compensation expense	1,283
Treasury stock retired and reserved for 401(k) plan	(3,796)	(100)
Issuance of restricted stock, net of forfeiture adjustments		243

Balance, April 2, 2006	323,121	56,492

Retained earnings (as restated – see Notes 2 and 3):
Balance, beginning of year (as previously reported)	468,398
Prior period adjustment due to restatement	(5,220)

Balance beginning of year, (as restated)	463,178
Net income	28,853

Balance, April 2, 2006	492,031

Accumulated other comprehensive income:
Balance, beginning of year	2,446
Foreign currency translation	21

Balance, April 2, 2006	2,467

Treasury shares (as restated – See Note 3):
Balance, beginning of year	(442,492)	22,500
Treasury stock acquired	(10,442)	321
Treasury stock retired and reserved for 401(k) plan	3,796	(100)

Balance, April 2, 2006	(449,138)	22,721

Total shareholders’ equity (as restated – see Notes 2 and 3)	$368,481

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(as restated - see Note 3)	(as restated and adjusted - see Notes 2 and 3)
Operating activities:
Net income	$28,853	$31,255
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,919	14,397
Deferred income taxes	(2,783)	(1,157)
Stock compensation expense	1,283	1,450
Contributions from landlords	1,788	1,596
Deferred lease rentals	309	973
Provision for asset write-offs	367	293
Changes in assets and liabilities:
Accounts receivable	(3,401)	(567)
Inventories	860	764
Prepaid expenses	(1,864)	(1,689)
Accounts payable	(8,865)	(3,318)
Accrued liabilities	26,918	16,552

Cash provided by operating activities	59,384	60,549

Investing activities:
Purchases of property and equipment	(18,688)	(15,810)
Decrease in other assets	412	280

Cash used in investing activities	(18,276)	(15,530)

Financing activities:
Proceeds on long-term debt		3,000
Payments on long-term debt	(32,240)	(28,134)
Exercise of stock options	4,842	3,100
Excess tax benefit from stock-based compensation	284	286
Treasury stock acquired	(10,442)	(23,594)
Other	(47)	288

Cash used in financing activities	(37,603)	(45,054)

Increase (decrease) in cash and cash equivalents	3,505	(35)
Cash and cash equivalents, beginning of period	12,184	11,798

Cash and cash equivalents, end of period	$15,689	$11,763

Supplemental cash flow information:
Interest paid	$630	$763
Income taxes paid	1,226	3,806
Non-cash investing and financing activities:
Accrued construction accounts payable	$7,031	$4,579
Stock issued under 401(k) plan	457	456
Investment in capital leases		347
Restricted stock awards issued, net of forfeitures	6,933
Treasury stock retired and reserved for 401(k) plan	3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim financial statements:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (as restated) for the periods ended April 2, 2006 and April 3, 2005 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated financial statements have been adjusted to reflect the implementation of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”) described in Note 2 and to reflect the restatement described in Note 3.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended January 1, 2006. Results of operations for the periods ended April 2, 2006 and April 3, 2005 are not necessarily indicative of the results for the year.

2.	Stock based compensation:

The Company accounts for stock-based compensation in accordance with the provisions of FAS 123R using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The Company adopted FAS 123R and has elected to apply the modified retrospective method of adoption and as a result, retroactively adjusted the results from prior periods.

The Company has stock-based compensation plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) restricted stock plans for employees and non-employee directors, and c) a retirement savings plan.

Under the terms of the Company’s stock option plans, employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the market price on the date of grant. Options may not be exercised until the employee has been continuously employed for at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan. At April 2, 2006, there were 2,047,639 shares available for future awards under the stock option plans.

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding, Jan. 1, 2006	5,452,774	$25.69
Granted	0
Exercised	(219,988)	22.01
Terminated	(64,987)	33.23

Options outstanding, April 2, 2006	5,167,799	25.75

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Stock based compensation (continued):

Options outstanding at April 2, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding as of 4/2/06	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable as of 4/2/06	Weighted Average Exercise Price
$11.67 - $19.99	2,026,571	3.1	$18.90	1,935,650	$18.83
$20.83 - $27.43	801,826	1.8	22.68	849,546	22.67
$29.00 - $31.49	936,256	3.0	29.22	896,266	29.12
$31.64 - $34.09	481,284	4.8	31.90	266,803	31.88
$35.04 - $42.17	921,862	3.9	36.77	230,314	36.65

$11.67 - $42.17	5,167,799	3.2	25.75	4,178,579	23.64

Prior to 2006, the Company accounted for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and had adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock compensation – FAS 123R. The revised standard, which was adopted by the Company in the first quarter of 2006, eliminates the disclosure–only election under FAS 123 and requires the recognition of compensation expense of stock options and all other forms of equity compensation generally based on the fair value of the instruments on the date of grant. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that stock compensation expense has on the Company, the Company has retrospectively applied the new standard to prior period results. See Note 3 for the effects of the adoption of FAS 123R on prior periods.

The fair value of stock compensation is recognized in selling, general and administrative expense over the vesting period, and is determined on the date of grant using the Black-Scholes option pricing model to determine the fair value of options granted. The estimated fair value of options granted was $9.80, $10.47 and $5.10 per share in 2005, 2004 and 2003, respectively. The following weighted average assumptions were used for grants in 2005: risk free interest rate of 4.1%; no dividend yield; expected lives of three years; and expected volatility of 30%. No options were granted in 2006.

The unaudited condensed consolidated statements of income for the three months ended April 2, 2006 and April 3, 2005 reflects pre-tax share based compensation cost of $1.3 million and $1.5 million, respectively. The impact on net income for the three months ended April 2, 2006 and April 3, 2005 was a decrease of $791,000 and $895,000, respectively. The amount expensed in 2006 includes the expense of restricted shares granted in the first quarter of 2006. Unrecognized pretax stock compensation cost as of April 2, 2006 was $5.8 million related to stock options granted and $6.9 million related to restricted shares issued. At April 2, 2006, the weighted average remaining life of options outstanding and exercisable is 3.2 years and 2.8 years, respectively.

Cash proceeds from the exercise of stock options totaled $4.8 million and $3.1 million in the first three months of 2006 and the first three months of 2005, respectively. Stock options exercised in the first quarters of 2006 and 2005 had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $2.4 million and $1.3 million, respectively. At April 2, 2006, the aggregate intrinsic value of options outstanding and exercisable is $40.7 million and $41.7 million, respectively. The income tax benefit related to the expense of employee stock options was $284,000 and $286,000 for the first quarters of 2006 and 2005, respectively.

In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares may be granted before December 31, 2014. The value of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan. In 2006, 242,525 shares were issued under the plan, net of 8,464 shares forfeited, at a weighted average price of $33.39.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements:

Following an internal investigation into the Company’s stock option accounting during the period from 1989 through 2005, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for each of the fiscal years during the three year period ended January 1, 2006, as well as the quarter ended April 2, 2006, should be restated to record additional stock-based compensation and related tax effects resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles. The decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates used by the Company in preparing its consolidated financial statements.

For this restatement, the Company determined the actual measurement date by determining the date on which the terms and recipients of the stock option awards were determined with finality and all required granting actions were completed in full. The Company determined the actual measurement date to be the date on which the Board of Directors or a special committee of the Board of Directors would approve a stock option grant with sufficient specificity to determine the option price and the number of options to be allocated to individuals. In some instances approval was made in a meeting but in most instances was made through unanimous written consent (“UWC”). The Company considered the approval date of a UWC to be the date on which the last required approval was received by the Company. For certain stock option grants, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company. For these instances, the Company formed a conclusion as to the most likely date that approval was received based on the pattern of past stock option grants.

After comparing the actual measurement dates to the measurement dates used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the actual measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the first quarters ended April 2, 2006 and April 3, 2005 included in this Form 10-Q/A to correct previously recorded stock-based compensation and other errors.

This restatement includes adjustments to decrease selling, general and administrative expenses for the quarter ended April 2, 2006 by $189,000 due to a reduction of accrued advertising costs of $185,000 and a reduction of stock-based compensation expense of $4,000. Interest expense increased $90,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes increased $466,000 primarily due to an increase in estimated state tax reserves and additional taxes of $125,000 related to the disallowed tax deductions. In the quarter ended April 3, 2005, food, beverage and related supplies expenses increased by $155,000 due to an increase in beverage costs related to a vendor rebate adjustment; selling, general and administrative expenses decreased $43,000 due correction of a pricing error and $26,000 due to reduced stock-based compensation expense. Interest expense increased $25,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes decreased $33,000 primarily due to a $67,000 state tax adjustment and decreased taxes of $34,000 related to the adjustments described above offset by additional taxes of $88,000 related to the disallowed tax deductions.

At the end of the quarter ended April 2, 2006, property, plant and equipment increased $3,782,000 due to a change in the Company’s estimate of unbilled capital expenditures. Accounts payable increased $3,879,000 due to the accrual of unbilled capital expenditures and other expenses. Accrued liabilities increased $7,747,000 due primarily to an increase in income tax payable related to the disallowance of tax deductions for compensation paid to executive officers and the effect of the restatement of stock-based compensation expense. Long-term deferred tax liability increased $698,000 due to the effect of the restatement of stock-based compensation expense. Accrued insurance decreased $2,897,000 due to a reduction of estimated reserves for insurance claim losses. Common stock decreased $10,000 and capital in excess of par value decreased $10,759,000 due to the effect of the restatement of stock-based compensation expense and the retirement of 100,000 shares of treasury stock totaling $3,796,000 that were reserved for issuance under the Company’s 401(k) plan. Retained earnings decreased $5,587,000 due to the effect of the restatement of stock-based compensation expense and the correction of other errors as described above. The Company also decreased deferred compensation and increased capital in excess of par value by $6,915,000 to correct its previously recorded deferred compensation related to restricted stock awards.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements (continued):

In the condensed consolidated statements of cash flows of this report, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $7.0 million and $4.6 million in the first three months of 2006 and 2005, respectively compared to $196,000 and $58,000 as previously reported. Also in the condensed consolidated statements of cash flows of this report, the Company has reported non-cash investing and financing activities for restricted stock awards of $7,159,000 in the first three months of 2006 and investments in capital leases of $347,000 in the first three months of 2005.

The following tables present the effects of the restatement and retrospective application of FAS 123R on previously issued condensed consolidated balance sheets, statements of earnings and statements of cash flows (thousands, except per share data):

	Quarter Ended April 2, 2006
	As Previously Reported	Restatement	As Restated
Condensed Consolidated Balance Sheet:
Property and equipment, net	$594,550	$3,782	$598,332
Total assets	656,022	3,782	659,804
Accounts payable	21,117	3,879	24,996
Accrued liabilities	46,346	7,747	54,093
Total current liabilities	68,062	11,626	79,688
Long-term deferred tax liability	16,131	698	16,829
Accrued insurance	17,000	(2,897)	14,103
Common stock	5,659	(10)	5,649
Capital in excess of par value	328,231	(10,759)	317,472
Retained earnings	497,618	(5,587)	492,031
Treasury stock	(452,934)	3,796	(449,138)
Deferred compensation	(6,915)	6,915	0
Total shareholders’ equity	374,126	(5,645)	368,481
Total liabilities and shareholders’ equity	656,022	3,782	659,804

Condensed Consolidated Statement of Earnings:
Selling, general and administrative expenses	$28,672	$(189)	$28,483
Interest expense	1,703	90	1,793
Total costs and expenses	180,014	(99)	179,915
Income before income taxes	46,978	99	47,077
Income taxes	17,758	466	18,224
Net income	29,220	(367)	28,853
Comprehensive income	29,241	(367)	28,874
Basic earnings per share	.87	(.01)	.86
Diluted earnings per share	.85	(.01)	.84

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements (continued):

	Quarter Ended April 2, 2006
	As Previously Reported	Restatement	As Restated
Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income	$29,220	$(367)	$28,853
Deferred income taxes	749	(3,532)	(2,783)
Stock compensation expense	1,285	(2)	1,283
Tax benefit from stock-based compensation	(303)	303	0
Accounts receivable	671	(4,186)	(3,515)
Accounts payable	(8,679)	(186)	(8,865)
Accrued liabilities	19,043	7,989	27,032
Cash provided by operating activities	59,365	19	59,384
Financing activities:
Excess tax benefit from stock-based compensation	303	(19)	284
Cash used in financing activities	(37,584)	(19)	(37,603)
Non-cash investing and financing activities:
Accrued construction accounts payable	(196)	7,227	7,031
Restricted stock awards issued, net of forfeitures	0	7,159	7,159
Treasury stock retired and reserved for 401(k) plan	0	3,796	3,796

	Fiscal Year Ended January 1, 2006
	As Previously Reported	Restatement	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Balance Sheet:
Accounts receivable	$20,323	$(4,072)		$16,251
Total current assets	55,872	(4,072)		51,800
Property and equipment, net	592,255	5,664		597,919
Total assets	650,328	1,592		651,920
Accounts payable	30,264	5,946		36,210
Accrued liabilities	27,791	(431)		27,360
Total current liabilities	58,649	5,515		64,164
Long-term deferred tax liability	29,272	80	$(9,733)	19,619
Accrued insurance	17,000	(2,897)		14,103
Capital in excess of par value	262,846	8,486	43,107	314,439
Retained earnings	506,144	(9,592)	(33,374)	463,178
Total shareholders’ equity	334,556	(1,106)	9,733	343,183
Total liabilities and shareholders’ equity	650,328	1,592		651,920

Previously reported amounts were subsequently restated on the Company’s amended Form 10-K/A for the fiscal year ended January 1, 2006.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements (continued):

	Quarter Ended April 3, 2005
	As Previously Reported	Restatement	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Statement of Earnings:
Food, beverage, and related supplies	$25,568	$155	$0	$25,723
Total cost of sales	87,717	155	0	87,872
Selling, general and administrative expenses	25,417	(43)	1,450	26,824
Interest expense	723	25		748
Total costs and expenses	161,809	137	1,450	163,396
Income before income taxes	52,277	(137)	(1,450)	50,690
Income taxes	20,023	(33)	(555)	19,435
Net income	32,254	(104)	(895)	31,255
Comprehensive income	32,119	(104)	(895)	31,120
Basic earnings per share	.89	.00	(.03)	.86
Diluted earnings per share	.86	.00	(.03)	.83

Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income	$32,254	$(104)	$(895)	$31,255
Deferred income taxes	(1,410)	1,186	(933)	(1,157)
Stock compensation expense	0		1,450	1,450
Excess tax benefit from stock-based compensation	497	0	(497)	0
Accounts receivable	(722)	155	0	(567)
Accounts payable	(3,376)	58	0	(3,318)
Accrued liabilities	17,157	(1,194)	589	16,552
Cash provided by operating activities	60,734	101	(286)	60,549
Investing activities:
Purchases of property and equipment	(15,709)	(101)	0	(15,810)
Cash used in investing activities	(15,429)	(101)	0	(15,530)
Financing activities:
Excess tax benefit from stock-based compensation	0	0	286	286
Cash used in financing activities	(45,340)	0	286	(45,054)
Non-cash investing and financing activities:
Accrued construction accounts payable	(58)	4,637	0	4,579
Investment in capital leases		347		347

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended
	April 2, 2006	April 3, 2005
Net income	$28,853	$31,255

Basic:
Weighted average common shares outstanding	33,719	36,205

Earnings per common share	$.86	$.86

Diluted:
Weighted average common shares outstanding	33,719	36,205
Potential common shares for stock options and restricted shares	798	1,246

Weighted average shares outstanding	34,517	37,451

Earnings per common and potential common share	$.84	$.83

5.	Commitments and contingencies:

From time to time, the Company is involved in litigation, which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

6.	New accounting pronouncement:

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording sales taxes in the Company’s consolidated financial statements.

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

On October 31, 2006, the Company announced that the Audit Committee of its Board of Directors had completed the previously announced review of the Company’s stock option granting practices during the period from 1989 through 2005 when the Company made its last stock option grants. This voluntary review was conducted with the assistance of independent legal counsel and external forensic accountants. The review uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the review did find that administrative errors, record-keeping deficiencies and other defects in the stock option granting process resulted in an incorrect selection of measurement dates for certain grants based on the guidance in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). APB 25 defines measurement date as the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any.

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

Subsequently, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the three months ended April 2, 2006 and each of the fiscal years during the three year period ended January 1, 2006 should be restated to record additional stock-based compensation expense and related tax effects, resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles.

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

After comparing the revised measurement dates to the original measurement dates used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the revised measurement date. As a result of this determination, the Company amended its annual report on Form 10-K for the fiscal year ended January 1, 2006 and restated its consolidated financial statements included therein to record additional stock-based compensation expense and correct other errors. For more information regarding the restatement, See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of the Consolidated Financial Statements” of this report, the “Explanatory Note” at the beginning of the Company’s amended annual report on Form 10-K/A filed on April 23, 2007 and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of the Consolidated Financial Statements” of that report.

Restatement Adjustments

This restatement of the quarter ended April 2, 2006 also includes the adjustments for other errors not recorded when the Company prepared its financial statements. These errors were not previously recorded because the Company believed the amount of the errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. This restatement includes adjustments to decrease selling, general and administrative expenses for the quarter ended April 2, 2006 by $189,000 due to a reduction of accrued advertising costs of $185,000 and a reduction of stock-based compensation expense of $4,000. Interest expense increased $90,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes increased $466,000 primarily due to an increase in estimated state tax reserves and additional taxes of $125,000 related to the disallowed tax deductions. In the quarter ended April 3, 2005, food, beverage and related supplies expenses increased by $155,000 due to an increase in beverage costs related to a vendor rebate adjustment; selling, general and administrative expenses decreased $43,000 due correction of a pricing error and $26,000 due to reduced stock-based compensation expense. Interest expense increased $25,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, income taxes decreased $33,000 primarily due to a $67,000 state tax adjustment and decreased taxes of $34,000 related to the adjustments described above offset by additional taxes of $88,000 related to the disallowed tax deductions.

At the end of the quarter ended April 2, 2006, property, plant and equipment increased $3,782,000 due to a change in the Company’s estimate of unbilled capital expenditures. Accounts payable increased $3,879,000 due to the accrual of unbilled capital expenditures and other expenses. Accrued liabilities increased $7,747,000 due primarily to an increase in income tax payable related to the disallowance of tax deductions for compensation paid to executive officers and the effect of the restatement of stock-based compensation expense. Long-term deferred tax liability increased $698,000 due to the effect of the restatement of stock-based compensation expense. Accrued insurance decreased $2,897,000 due to a reduction of estimated reserves for insurance claim losses. Common stock decreased $10,000 and capital in excess of par value decreased $10,759,000 due to the effect of the restatement of stock-based compensation expense and the retirement of 100,000 shares of treasury stock totaling $3,796,000 that were reserved for issuance under the Company’s 401(k) plan. Retained earnings decreased $5,587,000 due to the effect of the restatement of stock-based compensation expense and the correction of other errors as described above. The Company also decreased deferred compensation and increased capital in excess of par value by $6,915,000 to correct its previously recorded deferred compensation related to restricted stock awards.

Due to adjustments to correct stock-based compensation and the other errors described above, including the impact of adjustments to prior periods reflected in the Company’s restated consolidated financial statements for the fiscal year 2005, net property and equipment increased $3,782,000, accounts payable increased $3,879,000, accrued liabilities increased $7,506,000, long-term deferred tax liability increased $698,000, accrued insurance decreased $2,897,000, common stock decreased $10,000, capital in excess of par value decreased $10,759,000 and retained earnings decreased $5,346,000 at the end of the quarter ended April 2, 2006.

In Item 1 of this report, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $7.0 million and $4.6 million in the first three months of 2006 and 2005, respectively compared to $196,000 and $58,000 reported in the Original Filing. Also in Item 1 of this report, the Company has reported non-cash investing and financing activities for restricted stock awards of $7,159,000 in the first three months of 2006 and investments in capital leases of $347,000 in the first three months of 2005.

The accompanying management’s discussion and analysis of financial condition and results of operations give effect to the restatement discussed in Note 3 of the consolidated financial statements.

Results of Operations

First Quarter 2006 Compared to First Quarter 2005

A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2006 and 2005 is shown below.

	Three Months Ended
	April 2, 2006	April 3, 2005
Revenue	100.0%	100.0%

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	12.1	12.0
Games and merchandise	4.4	3.9
Labor	26.3	25.1

	42.8	41.0
Selling, general and administrative	12.5	12.5
Depreciation and amortization	7.0	6.7
Interest expense	.8	.3
Other operating expenses	16.1	15.7

	79.2	76.2

Income before income taxes	20.8	23.8
Income tax expense	8.0	9.1

Net income	12.8%	14.7%

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

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 79.2% in the first quarter of 2006 from 76.2% in the first quarter of 2005.

Cost of sales increased as a percentage of revenues to 42.8% in the first quarter of 2006 from 41.0% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues increased to 12.1% in the first quarter of 2006 from 12.0% in the first quarter of 2005, due to higher produce and paper costs which were partially offset by a reduction in cheese prices and a reduction in the cost of various pizza toppings. In addition, margin pressure associated with the decline in average guest check increased costs as a percentage of revenues. Cost of games and merchandise as a percentage of revenues increased to 4.4% in the first quarter of 2006 from 3.9% in the first quarter of 2005 due primarily to the distribution of free tokens related to a marketing promotion in the first quarter of 2006. Labor expense as a percentage of revenues increased to 26.3% in the first quarter of 2006 from 25.1% in the first quarter of 2005 primarily due to higher wage rates and a decline in the average guest check.

Selling, general and administrative expenses as a percentage of revenues were consistent at 12.5% in the first three months of 2006 and the first three months of 2005. Increased advertising costs associated with a marketing promotion in the first quarter of 2006 was offset by the benefit of not holding a restaurant general manager conference in 2006 compared to the first quarter of 2005.

Depreciation and amortization expenses as a percentage of revenues increased to 7.0% in the first quarter of 2006 from 6.7% in the first quarter of 2005 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 0.8% in the first three months of 2006 from 0.3% in the first three months of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 16.1% in the first quarter of 2006 from 15.7% in the first quarter of 2005 primarily due to increased utility costs.

The Company’s effective income tax rate was 38.7% in the first quarter of 2006 compared to 38.3% in the first quarter of 2005.

Net Income

The Company had net income of $28.9 million in the first quarter of 2006 compared to $31.3 million in the first quarter of 2005 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $.84 per share in the first quarter of 2006 from $.83 per share in the first quarter of 2005 due to a 7.8% decrease in the number of weighted average shares outstanding offset by a 7.6% decrease in net income discussed above.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $59.4 million in the first quarter of 2006 compared to $60.5 million in the first quarter of 2005. Net cash outflows from investing activities for the first quarter of 2006 were $18.3 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first quarter of 2006 were $37.6 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $12.2 million at January 1, 2006 to $19.7 million at April 2, 2006 due primarily to the timing of payments for various accrued expenses.

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

The primary components of the game enhancement initiatives are new games and rides with an average capital cost in 2006 of $90,000 to $110,000 per restaurant. The major remodel initiative includes expansion of the space allocated to the game room, an increase in the number of games and rides, a new ceiling with enhanced lighting, salad bar enhancements, restroom remodels and may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese® logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor and a new menu board. The typical capital cost of the major remodel is estimated to be $500,000 per restaurant in 2006. Expanding the square footage of existing restaurants can typically range in cost from $300,000 to $900,000 per restaurant, but generally have an average capital cost of approximately $700,000.

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

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 22.0 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $448.2 million. During the first quarter of 2006, the Company repurchased 321,600 shares at an aggregate purchase price of approximately $10.4 million. At the end of the first quarter of 2006, approximately $336.6 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005.

The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in December 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of April 2, 2006, there were $105.0 million in borrowings under this line of credit and outstanding letters of credit of $12.3 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and other non-cash items ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At April 2, 2006, the Company was in compliance with all of the above debt covenants. The Lenders under the line of credit agreement waived any default or event of default resulting from the Company’s failure to deliver certain documents, including its consolidated financial statements, as required by the line of credit agreement during the period beginning August 16, 2006 and ending May 15, 2007.

Critical Accounting Policies and Estimates

The following discussion addresses the Company’s most critical accounting policies, which are those that require significant judgment.

Stock-Based Compensation Expense

Prior to 2006, the Company accounted for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and had adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock-based compensation – FAS 123R. The revised standard, which was adopted by the Company in the first quarter of 2006, eliminates the disclosure–only election under FAS 123 and requires the recognition of compensation expense of stock options and all other forms of equity compensation generally based on the fair value of the instruments on the date of grant. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that expensing stock-based compensation has on the Company, the Company has retrospectively applied the new standard to prior period results.

The fair value of stock-based compensation is recognized in expense over the vesting period, and is determined on the measurement date. The measurement date is determined the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any. In certain cases, the Company does not have documentation to determine with certainty the actual measurement date. Therefore the Company has used all available evidence to determine the most likely measurement date.

For the few instances when approval is obtained in a meeting, the Company considers the date of the meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the award price and the number of awards to be allocated to individuals.

For the instances when approval is obtained through unanimous written consent, the Company considers the measurement date to be the date when the last required signature was received by the Company from the Board of Directors or a special committee of the Board of Directors on the UWC. However, in some instances, the Company is unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company. For these instances, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock award (if available) and the approval pattern of past stock awards approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimates the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock award (if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock awards. For annual stock awards (in which the largest number of awards were granted to employees) and mid-year grants, the average number of days lapsing from the ‘as of’ date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

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

New Accounting Pronouncement

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording sales taxes in the Company’s consolidated financial statements.

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

In connection with the original filing of our 10-Q for the quarter ended April 2, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of April 2, 2006 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of April 2, 2006.

Subsequent to the evaluation made in connection with the filing of our Form 10-Q for the quarter ended April 2, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of April 2, 2006.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Subsequent to April 2, 2006, the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. These actions include:

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Form 10-Q/A could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

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

The following table presents information related to repurchases of common stock the Company made during the first quarter of 2006 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005 to purchase up to $400 million in the Company’s common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
Jan. 2 – Jan. 29, 2006	—	—	1,578,547	$347,055,138
Jan. 30 – Feb. 26, 2006	—	—	1,578,547	$347,055,138
Feb. 27 – Apr. 2, 2006	321,600	$32.47	1,900,147	$336,612,503

Total	321,600	$32.47

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 6.	Exhibits and Reports on Form 8-K.

a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

During the first quarter and to present, we filed or furnished the following reports on Form 8-K:

A current report on Form 8-K, dated February 21, 2006, announcing fourth quarter 2005 financial results ended January 1, 2006.

A current report on Form 8-K, dated March 3, 2006, furnishing information on entry into a material definitive agreement.

A current report on Form 8-K, dated April 25, 2006, announcing first quarter 2006 financial results ended April 2, 2006.

A current report on Form 8-K, dated May 9, 2006, announcing intentions regarding equity plans for employees and non-employee directors.

A current report on Form 8-K, dated July 25, 2006, announcing financial results for the second quarter ended July 2, 2006.

A current report on Form 8-K, dated August 11, 2006, announcing the filing of a Form 12b-25.

A current report on Form 8-K, dated October 31, 2006, announcing earnings for the third quarter ended October 1, 2006.

A current report on Form 8-K, dated November 14, 2006, announcing non-reliance on previously issued financial statements.

A current report of Form 8-K/A, dated December 20, 2006, amending the Form 8-K filed on November 14, 2006.

A current report on Form 8-K, dated March 6, 2007, announcing preliminary financial results for the fourth quarter and year ended December 31, 2006.

A current report on Form 8-K, dated March 13, 2007, announcing unregistered sales of equity securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC ENTERTAINMENT, INC.

April 23, 2007	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ James Mabry
James Mabry
Vice President, Controller and Treasurer
(Principal Accounting Officer)