Form 10-Q
period 2006-07-02
CEC ENTERTAINMENT INC
filed 2007-04-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At April 13, 2007, an aggregate of 32,241,703 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

	July 2, 2006	January 1, 2006
		(as restated and adjusted- see Notes 2 and 3)
ASSETS

Current assets:
Cash and cash equivalents	$13,573	$12,184
Accounts receivable	13,637	16,251
Inventories	15,310	13,659
Prepaid expenses	9,439	7,882
Deferred tax asset	1,824	1,824

Total current assets	53,783	51,800

Property and equipment, net	609,800	597,919

Other assets	1,792	2,201

	$665,375	$651,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$639	$594
Accounts payable	30,496	36,210
Accrued liabilities	43,943	27,360

Total current liabilities	75,078	64,164

Long-term debt, less current portion	174,749	148,974

Deferred rent	66,224	61,877

Deferred tax liability	16,282	19,619

Accrued insurance	6,703	14,103

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 56,567,433 and 56,115,658 shares issued, respectively	5,657	5,612
Capital in excess of par value	320,815	314,439
Retained earnings	502,190	463,178
Accumulated other comprehensive income	3,149	2,446
Less treasury shares of 24,359,450 and 22,499,815, respectively, at cost	(505,472)	(442,492)

	326,339	343,183

	$665,375	$651,920

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	July 2, 2006	July 3, 2005
		(as restated and adjusted- see Notes 2 and 3)
Food and beverage revenues	$110,283	$109,455
Games and merchandise revenues	65,138	58,253
Franchise fees and royalties	747	685
Interest income	11	8

	176,179	168,401

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	20,533	19,837
Games and merchandise	7,875	6,707
Labor	50,866	48,622

	79,274	75,166
Selling, general and administrative expenses	25,729	23,583
Depreciation and amortization	16,145	15,780
Interest expense	2,340	1,056
Other operating expenses	36,115	31,659

	159,603	147,244

Income before income taxes	16,576	21,157
Income taxes	6,417	8,191

Net income	10,159	12,966
Other comprehensive income (loss), net of tax:
Foreign currency translation	682	(8)

Comprehensive income	$10,841	$12,958

Earnings per share:
Basic:
Net income	$.31	$.37

Weighted average shares outstanding	32,745	35,255

Diluted:
Net income	$.30	$.36

Weighted average shares outstanding	33,546	36,473

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Six Months Ended
	July 2, 2006	July 3, 2005
		(as restated and adjusted- see Notes 2 and 3)
Food and beverage revenues	$258,883	$248,499
Games and merchandise revenues	142,644	132,495
Franchise fees and royalties	1,631	1,480
Interest income	13	13

	403,171	382,487

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	47,955	45,560
Games and merchandise	17,937	15,031
Labor	110,492	102,447

	176,384	163,038
Selling, general and administrative expenses	54,212	50,407
Depreciation and amortization	32,064	30,177
Interest expense	4,133	1,804
Other operating expenses	72,725	65,214

	339,518	310,640

Income before income taxes	63,653	71,847
Income taxes	24,641	27,626

Net income	39,012	44,221
Other comprehensive income (loss), net of tax:
Foreign currency translation	703	(143)

Comprehensive income	$39,715	$44,078

Earnings per share:
Basic:
Net income	$1.18	$1.24

Weighted average shares outstanding	33,182	35,736

Diluted:
Net income	$1.15	$1.20

Weighted average shares outstanding	34,038	36,963

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value:
Balance, beginning of year (as restated and adjusted – see Notes 2 and 3)	$320,051	56,116
Stock options exercised	6,605	292
Tax benefit from exercise of options	350
Stock issued under 401(k) plan	457	13
Stock-based compensation expense	2,805
Issuance of nonvested stock, net of forfeiture adjustments	—	246
Treasury stock retired and reserved for 401(k) plan	(3,796)	(100)

Balance, July 2, 2006	326,472	56,567

Retained earnings (as restated – see Notes 2 and 3):
Balance, beginning or year (as previously reported)	468,398
Prior period adjustment due to restatement	(5,220)

Balance, beginning of year (as restated)	463,178
Net income	39,012

Balance, July 2, 2006	502,190

Accumulated other comprehensive income:
Balance, beginning of year	2,446
Foreign currency translation	703

Balance, July 2, 2006	3,149

Treasury shares:
Balance, beginning of year	(442,492)	22,500
Treasury stock acquired	(66,776)	1,960
Treasury stock retired and reserved for 401(k) plan	3,796	(100)

Balance, July 2, 2006	(505,472)	24,360

Total shareholders’ equity (as restated – see Notes 2 and 3)	$326,339

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
		(as restated and adjusted- see Notes 2 and 3)
Operating activities:
Net income	$39,012	$44,221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,064	30,177
Deferred income taxes	(3,764)	(907)
Stock-based compensation expense	2,717	3,617
Contributions from landlords	3,304	3,239
Deferred lease rentals	1,043	1,879
Provision for asset write-offs	6,390	484
Changes in assets and liabilities:
Accounts receivable	3,253	(1,504)
Inventories	(1,651)	252
Prepaid expenses	(1,557)	(1,700)
Accounts payable	(3,634)	(1,367)
Accrued liabilities	9,183	(4,733)

Cash provided by operating activities	86,360	73,658

Investing activities:
Purchases of property and equipment	(51,011)	(34,379)
Decrease in other assets	351	993

Cash used in investing activities	(50,660)	(33,386)

Financing activities:
Proceeds on long-term debt	57,800	39,000
Payments on long-term debt	(32,358)	(28,276)
Exercise of stock options	6,605	8,901
Excess tax benefit from exercise of stock options	350	1,479
Treasury stock acquired	(66,776)	(63,987)
Other	68	424

Cash used in financing activities	(34,311)	(42,459)

Increase (decrease) in cash and cash equivalents	1,389	(2,187)
Cash and cash equivalents, beginning of period	12,184	11,798

Cash and cash equivalents, end of period	$13,573	$9,611

Supplemental Cash Flow Information:
Interest paid	$3,870	$1,677
Income taxes paid	21,869	33,057
Non-cash investing and financing activities:
Accrued construction accounts payable	7,486	7,027
Stock issued under 401(k) plan	457	456
Investment in capital leases	378	347
Restricted stock awards issued, net of forfeitures	6,933
Treasury stock retired and reserved for 401(k) plan	3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim financial statements:

In the opinion of management, the accompanying unaudited condensed financial statements for the periods ended July 2, 2006 and July 3, 2005 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended January 1, 2006. Results of operations for the periods ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results for the year.

2.	Stock-based compensation:

The Company accounts for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”) using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The Company adopted FAS 123R at the beginning of fiscal year 2006 using the modified retrospective method of adoption and as a result, retroactively adjusted the results from prior periods.

The Company has stock-based compensation plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) restricted stock plans for employees and non-employee directors, and c) a retirement savings plan.

Under the terms of the Company’s stock option plans, employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the fair market value on the date of grant. Options may not be exercised until the employee has been continuously employed for at least one year after the date of grant. Shares granted generally vest over a period of one to four years. The Company issues new shares for stock option exercises. Effective May 2006, in conjunction with shareholder approval of an increase in restricted stock the Company agreed to discontinue issuing stock options to its employees and non-employee directors pursuant to the Company’s stock option plans.

In May 2004, the Company adopted an employee nonvested share plan under which 500,000 shares may be granted before December 31, 2014. In May 2006, the Company’s shareholders approved an additional 500,000 shares under the same plan. The price of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a nonvested share award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan. The Company issues new shares for nonvested share awards.

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price
Options outstanding, Jan. 1, 2006	5,452,774	3.4	$25.69
Granted	0
Exercised	(292,728)		22.56
Forfeited	(123,182)		33.22

Options outstanding, July 2, 2006	5,036,864	2.9	25.69

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Stock-based compensation (continued):

There are 3,735,273 shares exerciseable at July 2, 2006 with a weighted average exercise price of $23.85 and a weighted average remaining life of 2.9 years.

Nonvested share transactions are summarized as follows:

	Restricted Share Awards	Weighted Avg. Fair Value Per Award
Nonvested shares outstanding, Jan. 1, 2006	0
Granted	256,707	$33.39
Forfeited	(10,882)	33.29

Nonvested shares outstanding, July 2, 2006	245,825	33.39

No nonvested shares were granted in 2005.

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

The fair value of stock-based compensation is recognized in expense over the vesting period, and is determined on the date of grant using the Black-Scholes option pricing model to determine the fair value of options granted. The estimated fair value of options granted was $9.80 in the first six months of 2005. The weighted average assumptions used for grants in 2005 were: risk free interest rate of 4.1%, no dividend yield; expected lives of three years and expected volatility of 30%. There were no stock options granted in the first six months of 2006.

The unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended July 2, 2006 and July 3, 2005 reflect pre-tax stock-based compensation cost of $1.4 million and $2.2 million, respectively and for the six months ended July 2, 2006 and July 3, 2005 reflects pre-tax stock- based compensation cost of $2.7 million and $3.6 million respectively. The impact on net income for the second quarter ended July 2, 2006 and July 3, 2005 was a decrease of $879,000 and $1.3 million respectively. The impact on net income for the six months ended July 2, 2006 and July 3, 2005 was $1.7 million and $2.2 million respectively. Stock-based compensation cost of $88,000 was capitalized as property and equipment in the first six months of 2006. There was no stock-based compensation cost capitalized in the first six months of 2005. The amount expensed in 2006 includes the expense of nonvested shares granted in 2006. Unrecognized pretax stock-based compensation cost as of July 2, 2006 was $4.7 million related to stock options granted and $6.7 million related to nonvested shares issued which will be recognized over a weighted average period of 2.8 years. At July 2, 2006, the weighted average remaining contractual life of options outstanding and exercisable is 2.9 years and 2.6 years, respectively.

Cash proceeds from the exercise of stock options totaled $6.6 million and $8.9 million in the first six months of 2006 and the first six months of 2005, respectively. Stock options exercised in the first six months of 2006 and 2005 had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $3.2 million and $6.6 million, respectively. At July 2, 2006, the aggregate intrinsic value of options outstanding and exercisable is $32.6 million and $34.7 million, respectively. The income tax benefit related to the expense of employee stock options was $350,000 and $1.5 million for the first six months of 2006 and 2005, respectively.

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

After comparing the actual measurement dates to the measurement dates used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the actual measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the second quarter and six months ended July 3, 2005 included in this Form 10-Q to correct previously recorded stock-based compensation and other errors.

This restatement of the second quarter ended July 3, 2005 includes a $26,000 reduction in stock-based compensation expense included in selling, general and administrative expenses. Interest expense increased $72,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, in the second quarter ended July 3, 2005, income tax expense increased $61,000 primarily due to additional income taxes of $88,000 related to the disallowed tax deductions. In the restatement of the six months ended July 3, 2005, food, beverage and related supplies expenses increased $155,000 due to an increase in beverage costs related to a vendor rebate adjustment; and selling, general and administrative expenses decreased $43,000 due to the correction of a pricing error and $52,000 due to reduced stock-based compensation expense. Interest expense increased $97,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally in the first six months ended July 3, 2005, income tax expense increased $85,000 primarily due additional taxes of $176,000 related to the disallowed tax deductions partially offset by an adjustment to reduce state taxes by $67,000 and a $24,000 reduction of income tax expense related to the adjustments described above. For the first six months of 2005, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $7,027,000, stock issued under its 401(k) plan of $456,000 and investments in capital leases of $347,000.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements (continued):

The following tables present the effects of the restatement and retrospective application of FAS 123R on previously issued condensed consolidated balance sheets, statements of earnings and statements of cash flows. (See Note 2 for further discussion):

	Fiscal Year Ended January 1, 2006
	As Previously Reported	Restatement (1)	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Balance Sheet:
Accounts receivable	$20,323	$(4,072)		$16,251
Total current assets	55,872	(4,072)		51,800
Property and equipment, net	592,255	5,664		597,919
Total assets	650,328	1,592		651,920
Accounts payable	30,264	5,946		36,210
Accrued liabilities	27,791	(431)		27,360
Total current liabilities	58,649	5,515		64,164
Long-term deferred tax liability	29,272	80	$(9,733)	19,619
Accrued insurance	17,000	(2,897)		14,103
Capital in excess of par value	262,846	8,486	43,107	314,439
Retained earnings	506,144	(9,592)	(33,374)	463,178
Total shareholders’ equity	334,556	(1,106)	9,733	343,183
Total liabilities and shareholders’ equity	650,328	1,592		651,920

(1)	Previously reported amounts were subsequently restated on the Company’s amended Form 10-K/A for the fiscal year ended January 1, 2006.

	Quarter Ended July 3, 2005
	As Previously Reported	Restatement	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Statement of Earnings:
Selling, general and administrative expenses	$21,416		$2,167	$23,583
Interest expense	984	72		1,056
Total costs and expenses	145,005	72	2,167	147,244
Income before income taxes	23,396	(72)	(2,167)	21,157
Income taxes	8,960	61	(830)	8,191
Net income	14,436	(133)	(1,337)	12,966
Comprehensive income	14,428	(133)	(1,337)	12,958
Basic earnings per share	.41	.00	(.04)	.37
Diluted earnings per share	.40	.00	(.04)	.36

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restatement of Consolidated Financial Statements (continued):

	Six Months Ended July 3, 2005
	As Previously Reported	Restatement	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Statement of Earnings:
Food, beverage and related	$45,405	$155		$45,560
Total cost of sales	162,883	155		163,038
Selling, general and administrative expenses	46,833	(43)	$3,617	50,407
Interest expense	1,707	97		1,804
Total costs and expenses	306,814	209	3,617	310,640
Income before income taxes	75,673	(209)	(3,617)	71,847
Income taxes	28,983	28	(1,385)	27,626
Net income	46,690	(237)	(2,232)	44,221
Comprehensive income	46,547	(237)	(2,232)	44,078
Basic earnings per share	1.31	(.00)	(.07)	1.24
Diluted earnings per share	1.26	(.00)	(.06)	1.20

Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net Income	$46,690	$(237)	$(2,232)	$44,221
Stock based compensation expense			3,617	3,617
Tax benefit from exercise of stock options	2,515		(2,515)	0
Deferred income taxes	(2,043)		1,136	(907)
Changes in assets and liabilities:
Accounts receivable	(1,659)	155		(1,504)
Accrued liabilities	(3,372)	125	(1,486)	(4,733)
Cash provided by operating activities	75,094	43	(1,479)	73,658

Investing activities:
Cash outflows for property and equipment	(34,336)	(43)		(34,379)
Cash used in investing activities	(33,343)	(43)		(33,386)

Financing activities:
Excess tax benefit from exercise of stock options			1,479	1,479
Cash used in financing activities	(43,938)		1,479	(42,459)

Non-cash investing and financing activities:
Accrued construction accounts payable		7,027		7,027
Stock issued under 401(k) plan		456		456
Investment in capital leases		347		347

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$10,159	$12,966	$39,012	$44,221

Basic:
Weighted average common shares outstanding	32,745	35,255	33,182	35,736

Earnings per common share	$.31	$.37	$1.18	$1.24

Diluted:
Weighted average common shares outstanding	32,745	35,255	33,182	35,736
Potential common shares for stock options	801	1,218	856	1,227

Weighted average shares outstanding	33,546	36,473	34,038	36,963

Earnings per common and potential common share	$.30	$.36	$1.15	$1.20

5.	Commitments and contingencies:

From time to time, the Company is involved in litigation, which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

6.	New Accounting Pronouncements:

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption will not be material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not be material to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Application of the provisions of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Application of the provisions of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management’s discussion and analysis of financial condition and results of operations give effect to the restatement discussed in Note 3 of the consolidated financial statements.

Overview

The Company and its subsidiaries develop, operate and franchise restaurants under the name “Chuck E. Cheese’s ®” in 48 states and five foreign countries/territories. The primary sources of the Company’s revenues are from Company restaurant sales (food, beverage, games and merchandise) and franchise royalties and fees.

Certain expenses relate only to Company operated restaurants. These include:

•	Food, beverage and related supplies which include, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

•	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

•	Labor costs which include all direct restaurant labor costs and benefits, with the exception of game technician labor, are included in game and merchandise cost.

•	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

Selling, general and administrative costs include both restaurant costs and corporate overhead costs including advertising.

Depreciation and amortization expense includes both restaurant expense and corporate overhead expense.

Comparable store sales (sales of domestic restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired restaurants) are a critical factor when evaluating the Company’s business.

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues is shown below.

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food, beverage and related supplies	11.7	11.8	11.9	11.9
Games and merchandise	4.5	4.0	4.4	3.9
Labor	28.9	28.9	27.4	26.8

	45.1	44.7	43.7	42.6
Selling, general and administrative	14.5	14.0	13.4	13.2
Depreciation and amortization	9.2	9.4	8.0	7.9
Interest expense	1.3	.6	1.0	.5
Other operating expenses	20.4	18.8	18.0	17.0

	90.5	87.5	84.1	81.2

Income before income taxes	9.5	12.5	15.9	18.8
Income tax expense	3.7	4.8	6.2	7.2

Net income	5.8%	7.7%	9.7%	11.6%

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005
Number of Company-operated stores:
Beginning of period	477	453	475	449
New		1	3	5
Company purchased franchise stores		1		1
Closed	(1)		(2)

End of period	476	455	476	455

Number of franchise stores:
Beginning of period	45	45	44	46
New		1	1	1
Company purchased franchise stores		(1)		(1)
Closed				(1)

End of period	45	45	45	45

Second Quarter 2006 Compared to Second Quarter 2005

Revenues

Revenues increased 4.6% to $176.2 million in the second quarter of 2006 from $168.4 million in the second quarter of 2005 due to a weighted average increase of 21 Company-operated restaurants and an increase of 1.2% in comparable store sales between the periods. There was a positive impact associated with a number of school spring breaks shifting from the first quarter of the prior year to the second quarter of this year. There was a 0.3% change in menu prices between the second quarter of 2005 and the second quarter of 2006, however average guest check declined .5% and traffic increased 1.7% resulting in the increase in comparable store sales of 1.2%.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 90.5% in the second quarter of 2006 from 87.5% in second quarter of 2005.

Cost of sales increased as a percentage of revenues to 45.1% in the second quarter of 2006 from 44.7% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.7% in the second quarter of 2006 from 11.8% in the second quarter of 2005 primarily due to a $.33 reduction in the average price per pound paid for cheese in the second quarter of 2006 compared to the second quarter of 2005. The benefit of lower cheese prices was partially offset by a .3% beverage credit recorded in the second quarter of 2005. Cost of games and merchandise as a percentage of revenues increased to 4.5% in the second quarter of 2006 from 4.0% in the second quarter of 2005 due primarily to a 2.4% increase in game revenue mix associated with the Company’s coupon strategy highlighting discounted game play. Labor expense as a percentage of revenues remained consistent at 28.9% for both the second quarters of 2006 and 2005 despite a 4% increase in the average wage rate. This increase was offset by labor efficiencies reflecting a 9% improvement in revenue per labor hour.

Selling, general and administrative expenses as a percentage of revenues increased to 14.5% in the second three months of 2006 from 14.0% in the second three months of 2005. The increase was primarily due to a .3% increase in advertising expenses as a percent of revenue.

Depreciation and amortization expenses as a percentage of revenues increased 2.3% to $16.1 million in the second quarter of 2006 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.3% in the second quarter of 2006 from 0.6% in the second quarter of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 20.4% in the second quarter of 2006 from 18.8% in the second quarter of 2005 primarily due to a $5.0 million decrease in insurance expense resulting from improved trends in workers compensation and general liability claims primarily relating to claims originating in the last 24 months. This benefit was partially offset by a .5% increase in utilities expense as a percent of revenues due to a 20% increase in the average electricity expense per store. In addition, the Company recorded a $3.5 million asset impairment loss for four small market restaurants, a $1.1 million loss related to the write-off of used games intended to be used in new stores and the write-off of development costs for abandoned sites where the decision was made to not develop the units.

The Company’s effective income tax rate was 38.7% in both the second quarter of 2006 and the second quarter of 2005.

Net Income

The Company had net income of $10.2 million in the second quarter of 2006 compared to $13.0 million in the second quarter of 2005 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased 16.7% to $.30 per share in the second quarter of 2006 from $.36 per share in the second quarter of 2005 due to an 8.0% decrease in the number of weighted average shares outstanding offset by a 21.6% decrease in net income discussed above.

First Six Months of 2006 Compared to First Six Months of 2005

Revenues

Revenues increased 5.4% to $403.2 million in the first six months of 2006 from $382.5 million in the first six months of 2005 primarily due to a weighted average increase of 23 Company-operated restaurants and an increase of 1.2% in comparable store sales between the periods. There was a 0.3% change in menu prices between the first six months of 2005 and the first six months of 2006, however average guest check declined 2.2% and traffic increased 3.3% resulting in the increase in comparable store sales of 1.2%.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 84.1% in the first six months of 2006 from 81.2% in the first six months of 2005.

Cost of sales increased as a percentage of revenues to 43.7% in the first six months of 2006 from 42.6% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues remained consistent at 11.9% for both respective periods due to higher produce and paper costs which were substantially offset by a reduction in cheese prices and a reduction in the cost of various pizza toppings. Cost of games and merchandise as a percentage of revenues increased to 4.4% in the first six months of 2006 from 3.9% in the first six months of 2005 due to the distribution of free tokens related to a marketing promotion in the first quarter of 2006 and a .7% increase in game revenue mix associated with the Company’s coupon strategy highlighting discounted game play. Labor expense as a percentage of revenues increased to 27.4% in the first six months of 2006 from 26.8% in the comparable period of 2005 primarily due to higher wage rates.

Selling, general and administrative expenses as a percentage of revenues increased to 13.4 % in the first six months of 2006 from 13.2% in the first six months of 2005. The increase was primarily due to a .3% increase in advertising expense as a percent of revenues between the first six months of 2006 and the first six months of 2005.

Depreciation and amortization expenses as a percentage of revenues increased to 8.0% in the first six months of 2006 from 7.9% in the first six months of 2005 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.0% in the first six months of 2006 from 0.5% in the first six months of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 18.0% in first six months of 2006 compared to 17.0% in the first six months of 2005. In the first six months of 2006, insurance expense decreased $3.5 million resulting from improved trends in workers compensation and general liability claims primarily relating to claims originating in the last 24 months. This benefit was partially offset by a .4% increase in utilities expense as a percent of revenues due to an 18% increase in the average electricity expense per store. In addition, the Company recorded a $3.5 million asset impairment loss for four small market locations and a $1.2 million loss related to the write-off of used games intended to be used in new stores and the write-off of development costs for abandoned sites where the decision was made to not develop the units.

The Company’s effective income tax rate was 38.7% in the first six months of 2006 compared to 38.5% in the first six months of 2005.

Net Income

The Company had net income of $39.0 million in the first six months of 2006 compared to $44.2 million in the first six months of 2005 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased 4.2% to $1.15 per share in the first six months of 2006 from $1.20 per share in the first six months of 2005 due to a 7.9% decrease in the number of weighted average shares outstanding offset by a 11.8% decrease in net income discussed above.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $86.4 million in the first six months of 2006 compared to $73.7 million in the first six months of 2005. Net cash outflows from investing activities for the first six months of 2006 were $50.7 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first six months of 2006 were $34.3 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development, (b) major remodels, (c) expansions of the square footage of existing restaurants (d) a game enhancement initiative that includes new games and rides and (e) small market remodels.

In 2007, the Company plans to add approximately 10 restaurants, including relocating three restaurants. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average square footage of new stores in 2007 should approximate 12,500 square feet with projected average annual sales in excess of $2 million. The average capital cost of all new restaurants expected to open in 2007 will approximate $2.1 to $2.2 million per restaurant.

The major remodel initiative typically includes expansion of the space allocated to the game room, an increase in the number of games and rides and in most cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The average cost of major remodels in 2007 will approximate $550,000 to $650,000. In addition to expanding the square footage of existing restaurants, expansions typically include all components of a major remodel including an increase in the number of games and rides and range in cost from $800,000 to $900,000 per restaurant. The primary components of the game enhancement initiative are to provide new games and rides and the average capital cost is currently approximately $100,000 to $150,000 per restaurant. Small market remodels primarily include new games and rides and typically the removal of seating. Small market remodels are expected to range in cost from $100,000 to $150,000.

The Company expects the aggregate capital costs in 2007 of completing game enhancements, major remodels and expanding the square footage of existing restaurants to total approximately $56 million and impact approximately 155 restaurants. This plan includes 65 game enhancements, 55 major remodels, 20 small market remodels and 15 store expansions.

During 2006, the Company opened 14 new restaurants and impacted a total of 152 existing restaurants with capital expenditures. The Company currently estimates that total capital expenditures in 2007 will be approximately $78 million, including the $56 million the Company is expecting to invest in existing restaurants. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company’s line of credit

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 23.6 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $505 million. During the first six months of 2006, the Company repurchased 1,959,635 shares at an aggregate purchase price of approximately $66.8 million. At the end of the first six months of 2006, approximately $280.3 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005.

The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in December 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of July 2, 2006, there were $162.8 million in borrowings under this line of credit and outstanding letters of credit of $11.8 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At July 2, 2006, the Company was in compliance with all of the above debt covenants. The Lenders under the line of credit agreement have agreed to waive any default or event of default resulting from the Company’s failure to deliver certain documents, including its consolidated financial statements, as required by the line of credit agreement during the period beginning August 16, 2006 and ending May 15, 2007.

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

The fair value of stock-based compensation is recognized in expense over the vesting period, and is determined on the measurement date. The measurement date is determined the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the option or purchase price, if any. The Company uses all available evidence to determine the most likely measurement date.

The Company considers the date of the meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the award price and the number of awards to be allocated to individuals.

For the instances when approval is obtained through unanimous written consent, the Company considers the measurement date to be the date when the last required signature was received by the Company from the Board of Directors or a special committee of the Board of Directors on the UWC. However, in instances in which the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock award (if available) and the approval pattern of past stock awards approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimates the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock award (if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock awards. For annual stock awards (in which the largest number of awards were granted to employees) and mid-year grants, the average number of days lapsing from the ‘as of’ date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

Self Insurance

The Company estimates its liability for incurred but unsettled general liability and workers compensation related claims under its self-insured retention programs, including reported losses in the process of settlement and losses incurred but not reported. The estimate is based on loss development factors determined through actuarial methods using the actual claim loss experience of the Company subject to adjustment for current trends. In addition, the Company uses a third-party actuary report obtained semi-annually to determine its required insurance reserves. Revisions to the estimated liability resulting from ongoing periodic reviews are recognized in the period in which a material difference is identified. Significant increases in general liability and workers compensation claims could have a material adverse impact on future operating results.

The Company also estimates its liability for claims related to a medical benefits program it provides to its employees. The estimated liability is based upon historical claims data.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections”, a Replacement of Accounting Principles Board Opinion No. 20, and Financial Accounting Standards Board Statement No. 3. FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is not impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or deletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on the Company’s consolidated financial statements. The Company’s consolidated financial statements for the year ended December 31, 2006 comply with the provisions of FAS 154.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption will not be material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not material to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Application of the provisions of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

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

Forward Looking Statements

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant and entertainment industries, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, health epidemics or pandemics, acts of God, terrorist acts, litigation, demographic trends, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, increased commodity, utility, insurance, advertising and labor costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of July 2, 2006.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in internal control over financial reporting in connection with this assessment.

Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Subsequent to July 2, 2006, the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. These actions include:

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 25, 2006, the Company announced a review by its Audit Committee of stock option granting procedures. On July 27, 2006, the Company notified the SEC that the Audit Committee was conducting a review of the Company’s stock option granting practices. The SEC notified the Company on August 1, 2006, that it was conducting an informal inquiry into various accounting matters related to the Company including its stock option practices. The Company is fully cooperating with the SEC in the informal inquiry. Given the preliminary nature of the matter, the Company is not able to predict what impact, if any, this inquiry will have on the Company.

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s restaurants purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. The Blanco Litigation is still in its preliminary stages and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco plaintiffs’ efforts to certify a nationwide class action.

On February 8, 2007, a purported class action lawsuit against the Company, entitled Price v. CEC Entertainment, Inc., et. al., Cause No. CV-07-00923 (“Price Litigation”), was filed in the United States District Court for the Central District of California. The Price Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s restaurants purporting to represent the following two classes of individuals in the United States: (i) all persons to whom, on or after January 1, 2005, the Company provided, through use of a machine that was first put into use by the Company on or after January 1, 2005, an electronically printed receipt which was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”); and (ii) all persons to whom, on or after December 4, 2006, the Company provided, through use of a machine that was being used by the Company before January 1, 2005, an electronically printed receipt which was in violation of FACTA. The Price Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA and a permanent injunction enjoining the Company from engaging in unlawful violations of FACTA. The Price Litigation is still in its preliminary stages and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Price plaintiffs’ efforts to certify a nationwide class action.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to the repurchases of common stock the Company made during the second quarter of 2006 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005 to purchase up to $400 million in the Company’s stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
Apr. 3 – Apr. 30, 2006	66,000	$35.36	1,966,147	$334,278,446
May 1 – May 28, 2006	1,255,400	$34.93	3,221,547	$290,426,588
May 29 – Jul. 2, 2006	316,635	$32.04	3,538,182	$280,279,183

Total	1,638,035	$34.39

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2006, at the Company’s annual meeting of shareholders, the Company’s shareholders re-elected Richard M. Frank, Tim T. Morris and Louis P. Neeb to serve the Company as directors. The following votes were cast with respect to the election of these directors:

	For	Withheld
Richard M. Frank	29,439,750	3,493,988
Tim T. Morris	31,004,543	1,929,195
Louis P. Neeb	28,145,136	4,788,602

Richard T. Huston, Michael H. Magusiak, Larry T. McDowell, Cynthia I. Pharr Lee, Walter Tyree and Raymond E. Wooldridge’s terms of office as directors of the Company continued after the meeting.

Next, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. The Audit Committee had selected the firm of Deloitte & Touche LLP, an independent registered public accounting firm, to be the Company’s auditors, which selection had been approved by the Board of Directors. Deloitte & Touche LLP had served in this capacity for the year 2005. The following votes were cast with respect to the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm:

For	Against	Abstain
32,915,082	14,084	4,572

Next, the shareholders approved the amendment to the Bonus Plan to include the addition of a tenure based element applicable to those employees involved in store operations at the General Manager and District Technician level and all other eligible Company employees who are employed below a Manager position level. Employees entitled to a tenure based bonus must be employed a certain minimum number of years by the Company before they become entitled to a tenure based cash bonus. The minimum years of service required to earn a cash bonus range from 3-5 years. Thereafter, tenure is rewarded at 5 year intervals up to a maximum of 20 years. The dollar amount of annual tenure based bonus’ range from a minimum of $750 up to a maximum of $3,000.

The performance based element of the Bonus Plan is still applicable to eligible employees of the Company in any position ranging from Manager level up to the Chief Executive Officer. The performance criteria in the former Bonus Plan was based upon comparable store sales and net income results. The performance criteria in the amended Bonus Plan is based upon comparable store sales and earnings per share results for the applicable fiscal year of the Bonus Plan. The bonus’ will be in an amount equal to a specified percentage of the eligible employee’s gross base salary. Under the performance based element of the Bonus Plan, the Compensation Committee (which administers the Bonus Plan) will establish a Bonus Potential for each eligible employee no later than March 15 of the fiscal year for which the Bonus Potential is determined. For 2006 and thereafter, the Bonus Potential may range from a high of 200% of gross base salary to a low of 12% of gross base salary, and the maximum possible bonus that would be paid under the Bonus Plan is $2,400,000. Employees will receive a Bonus Payout if the Company’s comparable store sales and earnings per share results reach certain target levels established by the Compensation Committee. The employees Bonus Payout will be equal to their gross base salary, times their Bonus Potential, times a Sales Multiplier, times an Earnings Per Share Multiplier. The Sales Multiplier will be the number one if the targeted comparable store sales results are attained. Likewise, the Earnings Per Share Multiplier will be the number one if the targeted earnings per share results are attained. The Sales Multiplier and the Earning Per Share Multiplier will be lower or higher than the number one if the comparable store sales and the earnings per share results are lower or higher, respectively, than the targeted results. In no event will a bonus be paid under the performance based portion of the Bonus Plan unless certain minimum comparable store sales and earnings per share results established by the Compensation Committee are attained.

The votes cast with respect to this proposal to authorize an incentive bonus program for eligible employees of the Company were as follows:

For	Against	Abstain
29,799,691	3,107,735	26,312

Next, the shareholders approved an amendment to the 2004 Restricted Stock Plan that increased the number of shares of Common Stock which may be issued under the 2004 Restricted Stock Plan from 500,000 to 1,000,000. The votes cast with respect to this proposal to authorize an amendment to the 2004 Restricted Stock Plan were as follows:

For	Against	Abstain	Non Votes
17,121,602	12,631,235	17,424	3,163,477

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

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