Form 10-Q
period 2006-10-01
CEC ENTERTAINMENT INC
filed 2007-04-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At April 13 2007 an aggregate of 32,241,703 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

ASSETS

	October 1, 2006	January 1, 2006
	(unaudited)	(as restated and adjusted – See Notes 2 and 3)
Current assets:
Cash and cash equivalents	$16,262	$12,184
Accounts receivable	14,426	16,251
Inventories	18,248	13,659
Prepaid expenses	9,113	7,882
Deferred tax asset	1,824	1,824

Total current assets	59,873	51,800

Property and equipment, net	625,895	597,919

Other assets	2,003	2,201

	$687,771	$651,920

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$652	$594
Accounts payable	33,917	36,210
Accrued liabilities	47,547	27,360

Total current liabilities	82,116	64,164

Long-term debt, less current portion	171,981	148,974

Deferred rent	67,080	61,877

Deferred tax liability	14,329	19,619

Accrued insurance	6,703	14,103

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 56,592,967 and 56,115,658 shares issued, respectively	5,659	5,612
Capital in excess of par value	322,847	314,439
Retained earnings	519,382	463,178
Accumulated other comprehensive income	3,146	2,446
Less treasury shares of 24,359,450 and 22,499,815, respectively, at cost	(505,472)	(442,492)

	345,562	343,183

	$687,771	$651,920

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	October 1, 2006	October 2, 2005
		(as restated and adjusted- See Notes 2 and 3)
Food and beverage revenues	$120,088	$114,284
Games and merchandise revenues	73,903	64,527
Franchise fees and royalties	670	769
Interest income	10	9

	194,671	179,589

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	21,961	21,316
Games and merchandise	8,176	7,875
Labor	52,074	49,888

	82,211	79,079
Selling, general and administrative expenses	27,265	23,549
Depreciation and amortization	16,308	15,377
Interest expense	2,686	1,144
Other operating expenses	38,151	36,298

	166,621	155,447

Income before income taxes	28,050	24,142

Income taxes	10,858	9,334

Net income	17,192	14,808

Other comprehensive income (loss), net of tax:
Foreign currency translation	(3)	317

Comprehensive income	$17,189	$15,125

Earnings per share:
Basic:
Net income	$.54	$.42

Weighted average shares outstanding	31,975	34,954

Diluted:
Net income	$.53	$.41

Weighted average shares outstanding	32,614	36,004

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Nine Months Ended
	October 1, 2006	October 2, 2005
		(as restated and adjusted- See Notes 2 and 3)
Food and beverage revenues	$378,971	$362,783
Games and merchandise revenues	216,547	197,022
Franchise fees and royalties	2,301	2,249
Interest income	23	22

	597,842	562,076

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	69,916	66,876
Games and merchandise	26,113	22,906
Labor	162,566	152,335

	258,595	242,117
Selling, general and administrative expenses	81,477	73,956
Depreciation and amortization	48,372	45,554
Interest expense	6,819	2,948
Other operating expenses	110,876	101,512

	506,139	466,087

Income before income taxes	91,703	95,989
Income taxes	35,499	36,961

Net income	56,204	59,028
Other comprehensive income, net of tax:
Foreign currency translation	700	174

Comprehensive income	$56,904	$59,202

Earnings per share:
Basic:
Net income	$1.71	$1.66

Weighted average shares outstanding	32,779	35,475

Diluted:
Net income	$1.67	$1.61

Weighted average shares outstanding	33,581	36,658

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value:
Balance, beginning of year (as restated and adjusted – see Notes 2 and 3)	$320,051	56,116
Stock options exercised	7,279	322
Tax benefit from exercise of options	343
Stock issued under 401(k) plan	457	13
Stock-based compensation expense	4,347
Issuance of nonvested stock, net of forfeiture adjustments		242
Other	(175)
Treasury stock retired and reserved for 401(k) plan	(3,796)	(100)

Balance, October 1, 2006	328,506	56,593

Retained earnings (as restated – see Notes 2 and 3):
Balance, beginning of year (as previously reported)	468,398
Prior period adjustment due to restatement	(5,220)

Balance, beginning of year (as restated)	463,178
Net income	56,204

Balance, October 1, 2006	519,382

Accumulated other comprehensive income:
Balance, beginning of year	2,446
Foreign currency translation	700

Balance, October 1, 2006	3,146

Treasury shares:
Balance, beginning of year	(442,492)	22,500
Treasury stock acquired	(66,776)	1,960
Treasury stock retired and reserved for 401(k) plan	3,796	(100)

Balance, October 1, 2006	(505,472)	24,360

Total shareholders’ equity (as restated – see Notes 2 and 3)	$345,562

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
		(as restated and adjusted See Notes 2 and 3)
Operating activities:
Net income	$56,204	$59,028
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,372	45,554
Deferred income taxes	(5,717)	(5,464)
Stock-based compensation expense	4,219	5,788
Contributions from landlords	3,628	3,239
Deferred lease rentals	1,575	2,447
Provision for asset write-offs	7,625	1,684
Changes in assets and liabilities:
Accounts receivable	2,464	(2,222)
Inventories	(4,589)	(1,917)
Prepaid expenses	(1,231)	(1,634)
Accounts payable	(830)	2,191
Accrued liabilities	12,787	(1,297)

Cash provided by operating activities	124,507	107,397

Investing activities:
Purchases of property and equipment	(83,908)	(58,325)
Decrease in other assets	113	45

Cash used in investing activities	(83,795)	(58,280)

Financing activities:
Proceeds on long-term debt	59,435	77,810
Payments on long-term debt	(36,748)	(52,690)
Exercise of stock options	7,279	9,500
Excess tax benefit from exercise of stock options	343	3,296
Treasury stock acquired	(66,776)	(88,118)
Other	(167)	68

Cash used in financing activities	(36,634)	(50,134)

Increase (decrease) in cash and cash equivalents	4,078	(1,017)
Cash and cash equivalents, beginning of period	12,184	11,798

Cash and cash equivalents, end of period	$16,262	$10,781

Supplemental Cash Flow Information:
Interest paid	$6,574	$2,453
Income taxes paid	33,453	46,611
Non-cash investing and financing activities:
Accrued construction accounts payable	9,511	10,859
Stock issued under 401(k) plan	457	456
Investment in capital leases	378	973
Restricted stock awards issued, net of forfeitures	7,100
Treasury stock retired and reserved for 401(k) plan	3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial statements:

In the opinion of management, the accompanying unaudited condensed financial statements for the periods ended October 1, 2006 and October 2, 2005 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended January 1, 2006. Results of operations for the periods ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results for the year.

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

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price
Options outstanding, January 1, 2006	5,452,774	3.4	$25.69
Granted	0
Exercised	(320,971)		22.68
Forfeited	(145,346)		33.30

Options outstanding, October 1, 2006	4,986,457	2.6	25.66

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Stock-based compensation (continued):

There are 3,704,695 shares exercisable at October 1, 2006 with a weighted average exercise price of $23.83 and a weighted average remaining life of 2.6 years.

Nonvested share transactions are summarized as follows:

	Restricted Share Awards	Weighted Avg. Fair Value Per Award
Nonvested shares outstanding, January 1, 2006	0
Granted	257,377	$33.31
Forfeited	(15,266)	33.29

Nonvested shares outstanding, October 1, 2006	242,111	33.31

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

The fair value of stock-based compensation is recognized in expense over the vesting period, and is determined on the date of grant using the Black-Scholes option pricing model to determine the fair value of options granted. The estimated fair value of options granted was $9.80 in the first nine months of 2005. The weighted average assumptions used for grants in 2005 were: risk free interest rate of 4.1%, no dividend yield; expected lives of three years and expected volatility of 30%. There were no stock options granted in the first nine months of 2006.

The unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended October 1, 2006 and October 2, 2005 reflect pre-tax stock-based compensation cost of $1.5 million and $2.2 million, respectively and for the nine months ended October 1, 2006 and October 2, 2005 reflects pre-tax stock- based compensation cost of $4.2 million and $5.8 million, respectively. The impact on net income for the third quarter ended October 1, 2006 and October 2, 2005 was $915,000 and $1.3 million, respectively. The impact on net income for the nine months ended October 1, 2006 and October 2, 2005 was $2.6 million and $3.6 million, respectively. Stock-based compensation cost of $128,000 was capitalized as property and equipment in the first nine months of 2006. There was no stock-based compensation capitalized in the first nine months of 2005. The amount expensed in 2006 includes the expense of nonvested shares granted in 2006. Unrecognized pretax stock-based compensation cost as of October 1, 2006 was $3.6 million related to stock options granted and $6.3 million related to nonvested shares issued which will be recognized over a weighted average period of 2.4 years. At October 1, 2006, the weighted average remaining contractual life of options outstanding and exercisable is 2.6 years and 2.3 years, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Restatement of Consolidated Financial Statements:

Cash proceeds from the exercise of stock options totaled $7.3 million and $9.5 million in the first nine months of 2006 and the first nine months of 2005, respectively. Stock options exercised in the first nine months of 2006 and 2005 had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $3.4 million and $7.0 million, respectively. At October 1, 2006, the aggregate intrinsic value of options outstanding and exercisable is $29.2 million and $28.4 million, respectively. The income tax benefit related to the expense of employee stock options was $343,000 and $3.3 million for the first nine months of 2006 and 2005, respectively.

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

After comparing the actual measurement dates to the measurement dates used by the Company in preparing its consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the actual measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the third quarter and six months ended October 2, 2005 included in this Form 10-Q to correct previously recorded stock-based compensation and other errors.

The restatement of the third quarter ended October 2, 2005 includes a $26,000 reduction in stock-based compensation expense included in selling, general and administrative expenses. Interest expense increased $72,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally, in the third quarter ended October 2, 2005, income tax expense increased $60,000 primarily due to additional income taxes of $88,000 related to the disallowed tax deductions. In the restatement of the nine months ended October 2, 2005, food, beverage and related supplies expenses increased by $155,000 due to an increase in beverage costs related to a vendor rebate adjustment; and selling, general and administrative expenses decreased $43,000 due to the correction of a pricing error and $78,000 due to reduced stock-based compensation expense. Interest expense increased $169,000 for interest payable on the underpayment of income taxes due to the disallowed tax deductions for compensation paid to executive officers under Internal Revenue Code Section 162(m). Additionally in the first nine months ended October 2, 2005, income tax expense increased $90,000 primarily due to additional taxes of $264,000 related to the disallowed tax deductions offset by an adjustment to reduce state taxes by $67,000 and a decrease of $14,000 in income tax expense for the adjustments described above. For the first nine months of 2005, the Company has reported non-cash investing and financing activities for accrued construction accounts payable of $10,859,000, stock issued under its 401(k) plan of $456,000 and investments in capital leases of $973,000.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Restatement of Consolidated Financial Statements (continued):

The following tables present the effects of the restatement and retrospective application of FAS 123R on previously issued condensed consolidated balance sheets, statements of earnings and statements of cash flows. (thousands, except per share data) (See Note 2 for further discussion):

	Fiscal Year Ended January 1, 2006
	As Previously Reported	Restate- ment (1)	FAS 123R Adj	As Restated And Adjusted
Condensed Consolidated Balance Sheet:
Accounts receivable	$20,323	$(4,072)		$16,251
Total current assets	55,872	(4,072)		51,800
Property and equipment, net	592,255	5,664		597,919
Total assets	650,328	1,592		651,920
Accounts payable	30,264	5,946		36,210
Accrued liabilities	27,791	(431)		27,360
Total current liabilities	58,649	5,515		64,164
Long-term deferred tax liability	29,272	80	$(9,733)	19,619
Accrued insurance	17,000	(2,897)		14,103
Capital in excess of par value	262,846	8,486	43,107	314,439
Retained earnings	506,144	(9,592)	(33,374)	463,178
Total shareholders’ equity	334,556	(1,106)	9,733	343,183
Total liabilities and shareholders’ equity	650,328	1,592		651,920

(1)	Previously reported amounts were subsequently restated on the Company’s amended Form 10-K/A for the fiscal year ended January 1, 2006.

	Quarter Ended October 2, 2005
	As Previously Reported	Restate- ment	FAS 123R Adj	As Restated and Adjusted
Condensed Consolidated Statement of Earnings:
Selling, general and administrative expenses	$21,378		$2,171	$23,549
Interest expense	1,072	$72		1,144
Total costs and expenses	153,204	72	2,171	155,447
Income before income taxes	26,385	(72)	(2,171)	24,142
Income taxes	10,105	60	(831)	9,334
Net income	16,280	(132)	(1,340)	14,808
Comprehensive income	16,597	(132)	(1,340)	15,125
Basic earnings per share	.47	.00	(.05)	.42
Diluted earnings per share	.45	.00	(.04)	.41

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Restatement of Consolidated Financial Statements (continued):

	Nine Months Ended October 2, 2005
	As Previously Reported	Restate- ment	FAS 123R Adj	As Restated and Adjusted
Condensed Consolidated Statement of Earnings:
Food, beverage, and related supplies	$66,721	$155	$0	$66,876
Total cost of sales	241,962	155	0	242,117
Selling, general and administrative expenses	68,211	(43)	5,788	73,956
Interest expense	2,779	169		2,948
Total costs and expenses	460,018	281	5,788	466,087
Income before income taxes	102,058	(281)	(5,788)	95,989
Income taxes	39,088	90	(2,217)	36,961
Net income	62,970	(371)	(3,571)	59,028
Comprehensive income	63,144	(371)	(3,571)	59,202
Basic earnings per share	1.78	(.02)	(.10)	1.66
Diluted earnings per share	1.72	(.01)	(.10)	1.61

	Nine Months Ended October 2, 2005
	As Previously Reported	Restate- ment	FAS 123R Adj	As Restated and Adjusted
Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income	$62,970	$(371)	$(3,571)	$59,028
Deferred income taxes	(6,736)	343	929	(5,464)
Stock compensation expense	0	0	5,788	5,788
Excess tax benefit from stock-based compensation	4,408	0	(4,408)	0
Accounts receivable	(2,377)	155	0	(2,222)
Accrued liabilities	821	(84)	(2,034)	(1,297)
Cash provided by operating activities	110,650	43	(3,296)	107,397
Investing activities:
Purchases of property and equipment	(58,282)	(43)	0	(58,325)
Cash used in investing activities	(58,237)	(43)	0	(58,280)
Financing activities:
Excess tax benefit from stock-based compensation	0	0	3,296	3,296
Cash used in financing activities	(53,430)	0	3,296	(50,134)
Non-cash investing and financing activities:
Accrued construction accounts payable	441	10,418	0	10,859
Stock issued under 401(k) plan	0	456	0	456
Investment in capital leases	0	973	0	973

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$17,192	$14,808	$56,204	$59,028

Basic:
Weighted average common shares outstanding	31,975	34,954	32,779	35,475

Earnings per common share	$.54	$.42	$1.71	$1.66

Diluted:
Weighted average common shares outstanding	31,975	34,954	32,779	35,475
Potential common shares for stock options	639	1,050	802	1,183

Weighted average shares outstanding	32,614	36,004	33,581	36,658

Earnings per common and potential common share	$.53	$.41	$1.67	$1.61

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

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues is shown below.

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food, beverage and related supplies	11.3	11.9	11.7	11.9
Games and merchandise	4.2	4.4	4.4	4.1
Labor	26.7	27.8	27.2	27.1

	42.2	44.1	43.3	43.1
Selling, general and administrative	14.0	13.1	13.6	13.2
Depreciation and amortization	8.4	8.6	8.1	8.1
Interest expense	1.4	0.6	1.1	0.5
Other operating expenses	19.6	20.2	18.5	18.1

	85.6	86.6	84.6	83.0

Income before income taxes	14.4	13.4	15.4	17.0
Income tax expense	5.6	5.2	6.0	6.5

Net income	8.8%	8.2%	9.4%	10.5%

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Number of Company-operated stores:
Beginning of period	476	455	475	449
New	3	7	6	12
Company purchased franchise stores				1
Closed	(2)		(4)

End of period	477	462	477	462

Number of franchise stores:
Beginning of period	45	45	44	46
New			1	1
Company purchased franchise stores				(1)
Closed				(1)

End of period	45	45	45	45

Third Quarter 2006 Compared to Third Quarter 2005

Revenues

Revenues increased 8.4% to $194.7 million in the third quarter of 2006 from $179.6 million in the third quarter of 2005 due to an increase of 5.0% in comparable store sales between the periods and a weighted average increase of 19 Company-operated restaurants. There was a 1.2% change in menu prices between the third quarter of 2005 and the third quarter of 2006. Comparable store sales growth in the third quarter of 2006 was also benefited by the comparison to the prior year when comparable store sales growth was negatively impacted approximately 1% from temporary store closures associated with hurricanes Katrina and Rita.

Costs and Expenses

Costs and expenses as a percentage of revenues decreased to 85.6% in the third quarter of 2006 from 86.6% in third quarter of 2005.

Cost of sales decreased as a percentage of revenues to 42.2% in the third quarter of 2006 from 44.1% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.3% in the third quarter of 2006 from 11.9% in the third quarter of 2005 primarily due to a $.27 reduction in the average price per pound paid for cheese in the third quarter of 2006 compared to the third quarter of 2005 and to a lesser extent increases in menu prices. Cost of games and merchandise as a percentage of revenues decreased to 4.2% in the third quarter of 2006 from 4.4% in the third quarter of 2005. Labor expense as a percentage of revenues decreased to 26.7% in the third quarter of 2006 from 27.8% for the respective period in 2005 despite a 3.4% increase in the average wage rate primarily due to the leveraging affects associated with strong sales performance and other operational efficiencies.

Selling, general and administrative expenses as a percentage of revenues increased to 14.0% in the third three months of 2006 from 13.1% in the third three months of 2005. The increase was primarily due to $1.4 million in professional service fees associated with the Company’s review of its stock option granting practices.

Depreciation and amortization expenses increased 6.1% to $16.3 million in the third quarter of 2006.

Interest expense as a percentage of revenues increased to 1.4% in the third quarter of 2006 from 0.6% in the third quarter of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses decreased as a percentage of revenues to 19.6% in the third quarter of 2006 from 20.2% in the third quarter of 2005 primarily due to sales leverage on fixed costs partially offset by a 0.2% increase in utility costs and a 0.2% increase in asset write-offs compared to the third quarter of 2005.

The Company’s effective income tax rate was 38.7% in both the third quarter of 2006 and the third quarter of 2005.

Net Income

The Company had net income of $17.2 million in the third quarter of 2006 compared to $14.8 million in the third quarter of 2005 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 29.3% to $.53 per share in the third quarter of 2006 from $.41 per share in the third quarter of 2005 due to a 9.4% decrease in the number of weighted average shares outstanding and a 16.1% increase in net income discussed above.

First Nine Months of 2006 Compared to First Nine Months of 2005

Revenues

Revenues increased 6.4% to $597.8 million in the first nine months of 2006 from $562.1 million in the first nine months of 2005 primarily due to a weighted average increase of 22 Company-operated restaurants and an increase of 2.4% in comparable store sales between the periods. There was a 0.6% change in menu prices between the first nine months of 2005 and the first nine months of 2006.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 84.6% in the first nine months of 2006 from 83.0% in the first nine months of 2005.

Cost of sales increased as a percentage of revenues to 43.3% in the first nine months of 2006 from 43.1% in the comparable period of 2005. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.7% for the first nine months of 2006 from 11.9% for the first nine months of 2006 due to a reduction in cheese prices and a reduction in the cost of various pizza toppings. Cost of games and merchandise as a percentage of revenues increased to 4.4% in the first nine months of 2006 from 4.1% in the first nine months of 2005 due to the distribution of free tokens related to a marketing promotion in the first quarter of 2006 and a 1.2% increase in game revenue mix associated with the Company’s coupon strategy highlighting discounted game play. Labor expense as a percentage of revenues increased to 27.2% in the first nine months of 2006 from 27.1% in the comparable period of 2005 primarily due to higher wage rates.

Selling, general and administrative expenses as a percentage of revenues increased to 13.6 % in the first nine months of 2006 from 13.2% in the first nine months of 2005. The increase was primarily due to $1.4 million in professional service fees associated with the Company’s review of its stock option granting practices.

Depreciation and amortization expenses as a percentage of revenues remained consistent in the first nine months of both respective years at 8.1%.

Interest expense as a percentage of revenues increased to 1.1% in the first nine months of 2006 from 0.5% in the first nine months of 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses as a percentage of revenues increased in the first nine months of 2006 to 18.5% from 18.1% in the first nine months of 2005 primarily due to a 0.4% increase in utility expense as a percentage of revenues. The average electricity expense per restaurant in the first nine months of 2006 increased 18.1% compared to the same period of 2005. In addition, in the first nine months of 2006 the Company recorded a $3.5 million asset impairment loss for four small market locations and a $1.2 million loss related to the write-off of used games intended to be used in new stores and the write-off of development costs for abandoned sites where the decision was made to not develop the units. These increases were partially offset by an improvement in insurance expense. In the first nine months of 2006, insurance expense decreased $4.1 million compared to the same period of the prior year resulting from improved trends in workers compensation and general liability claims primarily relating to claims originating in the last 24 months.

The Company’s effective income tax rate was 38.7% in the first nine months of 2006 compared to 38.5% in the first nine months of 2005.

Net Income

The Company had net income of $56.2 million in the first nine months of 2006 compared to $59.0 million in the first nine months of 2005 due to the changes in revenues and expenses discussed above. The Company's diluted earnings per share increased 3.7% to $1.67 per share in the first nine months of 2006 from $1.61 per share in the first nine months of 2005 due to a 8.4% decrease in the number of weighted average shares outstanding offset by the decrease in net income discussed above.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $124.5 million in the first nine months of 2006 compared to $107.4 million in the first nine months of 2005. Net cash outflows from investing activities for the first nine months of 2006 were $83.8 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first nine months of 2006 were $36.6 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company’s common stock. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

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

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 23.6 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $505 million. During the first nine months of 2006, the Company repurchased 1,959,635 shares at an aggregate purchase price of approximately $66.8 million. At the end of the first nine months of 2006, approximately $280.3 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005.

The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in December 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of October 1, 2006, there were $160.2 million in borrowings under this line of credit and outstanding letters of credit of $11.8 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At October 1, 2006, the Company was in compliance with all of the above debt covenants. The Lenders under the line of credit agreement have agreed to waive any default or event of default resulting from the Company’s failure to deliver certain documents, including its consolidated financial statements, as required by the line of credit agreement during the period beginning August 16, 2006 and ending May 15, 2007.

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

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption will not be material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not be material to our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), "The Fair Value Option for Financial Assets and Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of October 1, 2006.

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

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Subsequent to October 1, 2006, the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. These actions include:

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

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 ("Blanco Litigation"), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s restaurants purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act ("FACTA"). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. The Blanco Litigation is still in its preliminary stages and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco plaintiffs’ efforts to certify a nationwide class action.

On February 8, 2007, a purported class action lawsuit against the Company, entitled Price v. CEC Entertainment, Inc., et. al., Cause No. CV-07-00923 ("Price Litigation"), was filed in the United States District Court for the Central District of California. The Price Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s restaurants purporting to represent the following two classes of individuals in the United States: (i) all persons to whom, on or after January 1, 2005, the Company provided, through use of a machine that was first put into use by the Company on or after January 1, 2005, an electronically printed receipt which was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act ("FACTA"); and (ii) all persons to whom, on or after December 4, 2006, the Company provided, through use of a machine that was being used by the Company before January 1, 2005, an electronically printed receipt which was in violation of FACTA. The Price Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA and a permanent injunction enjoining the Company from engaging in unlawful violations of FACTA. The Price Litigation is still in its preliminary stages and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Price plaintiffs’ efforts to certify a nationwide class action.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock made by the Company during the third quarter of 2006 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005 to purchase up to $400 million in the Company’s stock.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2006.

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

b) Reports on Form 8-K

During the third quarter and to present, we filed or furnished the following reports on Form 8-K:

A current report on Form 8-K, dated July 25, 2006, announcing second quarter 2006 financial results ended July 2,2006.

A current report on Form 8-K, dated August 11, 2006, announcing the delay in filing the Company’s second quarter 2006 quarterly report on form 10-Q.

A current report on Form 8-K, dated October 31, 2006, announcing preliminary third quarter 2006 financial results ended October 1,2006 and completion of Audit Committee’s review of stock option granting practices.

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