Form 10-K
period 2006-12-31
CEC ENTERTAINMENT INC
filed 2007-04-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-15782

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 258-8507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 13,2007, an aggregate of 32,241,703 shares of the registrant’s common stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

At June 30, 2006, the aggregate market value of our common stock held by non-affiliates of the registrant was $1,099,974,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection n with the registrant’s 2007 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

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

The Company operated, as of December 31, 2006, 484 Chuck E. Cheese’s ® restaurants. In addition, as of December 31, 2006, franchisees of the Company operated 45 Chuck E. Cheese’s restaurants.

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

	2006	2005	2004
Average annual revenues per restaurant (1)	$1,647,000	$1,633,000	$1,695,000

Number of restaurants open at end of period	484	475	449

Percent of total restaurant revenues:
Food and beverage sales	63.4%	64.7%	66.1%
Game sales	34.1%	32.5%	31.4%
Merchandise sales	2.5%	2.8%	2.5%

(1)	In computing these averages, only domestic restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year, or twelve months for acquired restaurants, were included (416, 388 and 360 restaurants in 2006, 2005 and 2004, respectively). Fiscal year 2004 consisted of 53 weeks while each of fiscal years 2006 and 2005 consisted of 52 weeks.

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

To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities. The Company utilizes the following strategies to increase revenues and earnings in its restaurants over the long-term that require capital expenditures: (a) major remodels; (b) expansions of the square footage of existing restaurants; (c) a game enhancement initiative that includes new games and rides; and (d) small market remodels. The major remodel initiative typically includes expansion of the space allocated to the game room, an increase in the number of games and rides and in most cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The average cost of major remodels in 2007 will approximate $550,000 to $650,000. In addition to expanding the square footage of existing restaurants, expansions typically include all components of a major remodel including an increase in the number of games and rides and range in cost from $800,000 to $900,000 per restaurant. The primary components of the game enhancement initiative are to provide new games and rides and the average capital cost is currently approximately $100,000 to $150,000 per restaurant. Small market remodels primarily include new games and rides and typically the removal of seating. Small market remodels are expected to range in cost from $100,000 to $150,000. The Company believes the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities improve the guest experience and increase the attractiveness of its product.

In July 2006, the Company announced it had made enhancements to its strategic plan to increase focus on its existing restaurants and slow new restaurant development. The Company believes reducing the number of new restaurants opened will enable the Company to reallocate capital to its existing restaurants and enhance return on investment. The Company plans to increase its capital reinvestment in existing restaurants, primarily in the form of major remodels, expansions and game enhancement remodels, to approximately $56 million in 2007 compared to an average of $29 million per year over the last five years. Capital initiatives are expected to impact 155 existing restaurants in 2007. The Company plans to execute a more targeted new restaurant development focused on opening high volume stores in densely populated areas in the best performing geographic markets. The Company is expected to open approximately 10 new restaurants in 2007, including 3 relocations, and approximately 8 to 12 new restaurants per year thereafter.

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

Each Chuck E. Cheese’s restaurant typically contains a family oriented playroom area offering approximately 45 coin and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant’s customer area. A limited number of free tokens are furnished with food orders or in connection with a sales promotion. Additional tokens may be purchased. Tokens are used to play the games and rides in the playroom.

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

Franchising

The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At December 31, 2006, 45 Chuck E. Cheese’s restaurants were operated by a total of 24 different franchisees, as compared to 44 of such restaurants at January 1, 2006. Currently, franchisees have expansion rights to open an additional six franchise restaurants.

The Chuck E. Cheese’s standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese’s franchises are in 2007.

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

Employees

The Company’s employment varies seasonally, with the greatest number of people being employed during the summer months. On December 31, 2006, the Company employed 18,395 employees, including 18,000 in the operation of Chuck E. Cheese’s and TJ Hartford’s Grill and Bar restaurants and 395 employed by the Company in its executive offices. None of the Company’s employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 1A.	Risk Factors

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Form 10-K could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

We may not be successful in the implementation of our growth strategies.

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

Changes in financial accounting standards or interpretations of existing standards could affect reported results of operations.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding the Chuck E. Cheese’s restaurants operated by the Company as of December 31, 2006.

Domestic	Chuck E. Cheese’s
Alabama	8
Alaska	1
Arizona	2
Arkansas	5
California	72
Colorado	9
Connecticut	6
Delaware	2
Florida	22
Georgia	16
Idaho	1
Illinois	22
Indiana	12
Iowa	5
Kansas	4
Kentucky	3
Louisiana	9
Maine	1
Maryland	15
Massachusetts	11
Michigan	19
Minnesota	5
Mississippi	3
Missouri	8
Nebraska	2
Nevada	5
New Hampshire	2
New Jersey	15
New Mexico	3
New York	21
North Carolina	12
North Dakota	1
Ohio	18
Oklahoma	3
Pennsylvania	22
Rhode Island	1
South Carolina	7
South Dakota	2
Tennessee	12
Texas	56
Virginia	11
Washington	6
West Virginia	1
Wisconsin	9

470

International
Canada	14

484

Of the 484 Chuck E. Cheese’s restaurants owned by the Company as of December 31, 2006, 425 occupy leased premises and 59 occupy owned premises. The primary lease terms of these restaurants will expire at various times from 2007 to 2028 and available lease terms, including options to renew, expire at various times from 2007 to 2040, as described in the table below.

Year of Expiration	Number of Restaurants	Range of Renewal Options (Years)
2007	36	None to 15
2008	38	None to 20
2009	50	None to 20
2010	32	None to 20
2011	32	None to 20
2012 and thereafter	237	None to 25

The leases of Chuck E. Cheese’s restaurants contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $2.99 to $36.87 per square foot, subject to periodic adjustment. It is common for the Company to take possession of leased premises prior to the commencement of rents for the purpose of constructing leasehold improvements. The restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

Item 3.	Legal Proceedings.

On July 25, 2006, the Company announced a review by its Audit Committee of stock option granting procedures. On July 27, 2006, the Company notified the SEC that the Audit Committee was conducting a review of the Company’s stock option granting practices. The SEC notified the Company on August 1, 2006, that it was conducting an informal inquiry into various accounting matters related to the Company including its stock option practices. The Company has and will continue to fully cooperate with the SEC in the informal inquiry. Given the preliminary nature of the matter, the Company is not able to predict what impact, if any, this inquiry will have on the Company.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

As of April 13, 2007, there were an aggregate of 32,241,703 shares of the Company’s common stock outstanding and approximately 2,220 stockholders of record.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “CEC.” The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:

	High	Low
2006
- 1st quarter	$38.46	$30.99
- 2nd quarter	36.26	30.95
- 3rd quarter	33.90	27.69
- 4th quarter	41.14	30.91

2005
- 1st quarter	$41.21	$35.80
- 2nd quarter	42.44	35.06
- 3rd quarter	43.14	29.50
- 4th quarter	36.92	30.39

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

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. See the section titled Financial Condition, Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no repurchases of common stock made by the Company during the fourth quarter of 2006.

Performance Graph

The following graph compares the annual change in the Company’s cumulative total stockholder return for the five fiscal years ended December 31, 2006 based upon the market price of the Company’s common stock, compared with the cumulative total return on the NYSE Market Index and the NYSE Index for U.S companies with a standard industrial classification for eating and drinking places assuming $100 was invested.

Item 6.	Selected Financial Data.

	2006	2005	2004	2003	2002
	(Thousands, except per share and store data)
Operating results (1):

Revenues	$774,154	$726,163	$728,079	$654,598	$602,201
Costs and expenses	662,777	613,382	603,418	554,589	507,315

Income before income taxes	111,377	112,781	124,661	100,009	94,886
Income taxes	43,120	43,110	47,683	39,425	38,138

Net income	$68,257	$69,671	$76,978	$60,584	$56,748

Per share (2) (3):
Basic:
Net income	$2.09	$1.99	$2.07	$1.52	$1.36
Weighted average shares outstanding	32,587	35,091	37,251	39,654	41,511

Diluted:
Net income	$2.04	$1.93	$2.00	$1.50	$1.34
Weighted average shares outstanding	33,465	36,188	38,472	40,389	42,263

Cash flow data:
Cash provided by operating activities	$149,602	$134,998	$162,974	$155,588	$133,130
Cash used in investing activities	(115,516)	(91,247)	(80,327)	(94,226)	(112,686)
Cash used in financing activities	(27,962)	(43,365)	(78,916)	(65,506)	(11,912)

Balance sheet data:
Total assets	$704,185	$651,920	$612,129	$583,162	$537,251
Long-term obligations (including current portion of debt and capital leases) (4)	190,364	163,671	100,808	84,258	77,212
Shareholders’ equity	359,206	343,183	365,978	373,374	368,112

Number of restaurants at year end:
Company operated	484	475	449	418	384
Franchise	45	44	46	48	50

	529	519	495	466	434

(1)	Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks in length.
(2)	No cash dividends on common stock were paid in any of the years presented.
(3)	Share and per share information reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that was effective on March 15, 2004.
(4)	Long-term obligations include long-term debt, capital lease obligations, accrued insurance and redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company operates on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. The fiscal years are as follows:

Fiscal Year	Fiscal Year Ending	Number of Weeks
2006	December 31, 2006	52
2005	January 1, 2006	52
2004	January 2, 2005	53
2003	December 28, 2003	52
2002	December 29, 2002	52

Overview

The Company and its subsidiaries develop, operate and franchise restaurants under the name “Chuck E. Cheese’s” in 48 states and five foreign countries/territories. The primary sources of the Company’s revenues are from Company restaurant sales (food, beverage, game and merchandise) and franchise royalties and fees.

Certain expenses relate only to Company operated restaurants. These include:

-	Food, beverage and related supplies which includes, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

-	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

-	Labor costs which include all direct restaurant labor costs and benefits with the exception of game technician labor included in game and merchandise cost.

-	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

Selling, general and administrative costs include both restaurant costs and corporate overhead costs including advertising.

Depreciation and amortization expense includes expense related to both restaurant assets and corporate overhead assets.

Comparable store sales (sales of domestic restaurants that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired restaurants) are a critical factor when evaluating the Company’s business. In order to positively impact comparable store sales and earnings per share, the Company plans to significantly increase its capital reinvestment in existing stores, slow new store development and enhance value to its guests with improved and increased distribution of coupons, cross promotions and e-marketing.

A critical component of the Company’s strategic plan to increase long-term shareholder value is through capital reinvestment. The Company projects that it will reinvest approximately $56 million of capital impacting 155 stores in 2007. This plan includes 55 major remodels, 15 store expansions, 65 game enhancements and 20 small market remodels.

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

	2006	2005	2004
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales
Food, beverage and related supplies	11.6%	12.0%	12.3%
Games and merchandise	4.3%	4.1%	4.2%
Labor	27.4%	27.7%	27.5%
Selling, general and administrative	13.8%	13.5%	13.1%
Depreciation and amortization	8.4%	8.4%	7.7%
Interest expense	1.2%	.6%	.3%
Other operating expenses	18.9%	18.1%	17.8%

	85.6%	84.4%	82.9%

Income before income taxes	14.4%	15.6%	17.1%

Number of Company-owned restaurants:
Beginning of period	475	449	418
New	14	25	29
Company purchased franchise restaurants		2	3
Closed	(5)	(1)	(1)

End of period	484	475	449

Number of franchise restaurants:
Beginning of period	44	46	48
New	1	1	1
Company purchased franchise store		(2)	(3)
Closed		(1)

End of period	45	44	46

2006 Compared to 2005

Revenues

Revenues increased 6.6% to $774.2 million in 2006 from $726.2 million in 2005 primarily due to a 2.7% increase in comparable store sales. The Company opened 14 new restaurants and closed five restaurants in 2006. Average annual revenues per restaurant increased to approximately $1,647,000 in 2006 from approximately $1,633,000 in 2005. Fiscal years 2006 and 2005 both consisted of 52 weeks. Menu prices increased approximately 0.8% between the two years.

Revenues from franchise fees and royalties were $2.9 million in both 2006 and 2005. During 2006, one new franchise restaurant opened. Domestic franchise comparable store sales increased 1.8% in 2006.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 85.6% in 2006 from 84.4% in 2005.

Cost of sales as a percentage of revenues decreased to 43.3% in 2006 from 43.8% in 2005. Costs of food, beverage, and related supplies as a percentage of revenues decreased to 11.6% in 2006 from 12.0% in 2005 due to a 15% reduction in average cheese prices paid during 2006 compared to 2005 and menu price increases. Costs of games and merchandise increased to 4.3% in 2006 from 4.1% in 2005 primarily due to the distribution of free tokens related to a marketing promotion in the first quarter of 2006. Restaurant labor expenses as a percentage of revenues decreased to 27.4% in 2006 from 27.7% in 2005 primarily due to the increase in comparable store sales and improved operational efficiencies.

Selling, general and administrative expenses as a percentage of revenues increased to 13.8% in 2006 from 13.5% in 2005. The increase was primarily due to $2.1 million in professional service fees associated with the Company’s review of its stock option granting practices.

Depreciation and amortization expense as a percentage of revenues remained consistent between years 2006 and 2005 at 8.4%.

Interest expense as a percentage of revenues increased to 1.2% in 2006 from 0.6% in 2005 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 18.9% in 2006 from 18.1% in 2005 primarily due to a 0.3% increase in utility expense as a percentage of revenues due to an 18% increase in the average electricity expense per store. In addition the Company recorded a $3.9 million asset impairment loss for 4 small market stores and one large market store, a $1.3 million loss related to the write-off of used games intended to be used in new stores and the write-off of development costs for abandoned sites where the decision was made to not develop the units. This was partially offset by an improvement in insurance expense of 0.2% between the years. Insurance expense decreased due to improved trends in workers’ compensation and general liability claims and a reduction in insurance premiums.

The Company’s effective income tax rate was 38.7% and 38.2% in 2006 and 2005, respectively.

Net Income

The Company had net income of $68.3 million in 2006 compared to $69.7 million in 2005 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased 5.7% to $2.04 per share in 2006 compared to $1.93 per share in 2005. Weighted average diluted shares outstanding decreased 7.5% to 33.5 million in 2006 from 36.2 million in 2005 primarily due to the Company’s share repurchase program.

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

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 84.4% in 2005 from 82.9% in 2004.

Cost of sales as a percentage of revenues decreased to 43.8% in 2005 from 44.0% in 2004. Costs of food, beverage, and related supplies as a percentage of revenues decreased to 12.0% in 2005 from 12.3% in 2004 due to a 10% reduction in average cheese prices paid during 2005 compared to 2004, a beverage credit from our supplier and menu price increases. Costs of games and merchandise decreased to 4.1% in 2005 from 4.2% in 2004 primarily due to menu price increases. Restaurant labor expenses as a percentage of revenues increased to 27.7% in 2005 from 27.5% in 2004 primarily due to the decrease in comparable store sales.

Selling, general and administrative expenses as a percentage of revenues increased to 13.5% in 2005 from 13.1% in 2004 primarily due to the benefit of an extra week of revenue in the prior year and the decline in comparable store sales.

Depreciation and amortization expense as a percentage of revenues increased to 8.4% in 2005 from 7.7% in 2004 primarily due to capital invested in new and existing restaurants and the decline in comparable store sales.

Interest expense as a percentage of revenues increased to 0.6% in 2005 from 0.3% in 2004 primarily due to an increase in interest rates and outstanding debt.

Other operating expenses increased as a percentage of revenues to 18.1% in 2005 from 17.8% in 2004 primarily due to the benefit of the extra week of revenues in the prior year and the decline in comparable store sales. This was partially offset by an improvement in insurance expense of 1.0% between the years. Insurance expense decreased due to improved trends in workers’ compensation and general liability claims and a reduction in insurance premiums.

The Company’s effective income tax rate was 38.2% in both 2005 and 2004.

Net Income

The Company had net income of $69.7 million in 2005 compared to $77.0 million in 2004 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased 3.5% to $1.93 per share in 2005 compared to $2.00 per share in 2004 due to the 9.5% decrease in net income over the prior year and a 5.9% decrease in the Company’s number of weighted average shares outstanding. In addition, the Company estimates that the additional week of operations in 2004 increased diluted earnings per share by approximately $.11. Weighted average diluted shares outstanding decreased to 36.2 million in 2005 from 38.5 million in 2004 primarily due to the Company’s share repurchase program.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 1 to the consolidated financial statements. The following discussion addresses the Company’s most critical accounting policies, which are those that require significant judgment.

Stock-Based Compensation Expense

Prior to 2006, the Company accounted for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and had adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock-based compensation, “Share-Based Payment,” (“SFAS 123R’). The revised standard, which was adopted by the Company in the first quarter of 2006, eliminates the disclosure–only election under SFAS 123 and requires the recognition of compensation expense of stock options and all other forms of equity compensation generally based on the fair value of the instruments on the date of grant. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that expensing stock-based compensation has on the Company, the Company has retrospectively applied the new standard to prior period results.

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

The Company considers the date of a meeting to be the accounting measurement date if minutes of the meeting were recorded and provided sufficient specificity to determine the award price and the number of awards to be allocated to individuals.

For the instances when approval is obtained through unanimous written consent, the Company considers the measurement date to be the date when the last required approval was received by the Company from the Board of Directors or a special committee of the Board of Directors on the UWC. However in instances in which the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was received by the Company, the Company formed a conclusion as to the most likely date that approval was received based on the timing of letters notifying employees of the stock award (if available) and the approval pattern of past stock awards approved through a UWC with evidence of the date on which the last required approval was received by the Company. More specifically, for these instances, the Company estimates the accounting measurement date to be the earlier of the date of the letter notifying the employee of the stock award (if available) or the average number of days lapsing from the stated “as of” date of a UWC to the date on which the last required approval of a UWC was received by the Company for other stock awards. For annual stock awards (in which the largest number of awards were granted to employees) and mid-year grants, the average number of days lapsing from the ‘as of’ date of the UWC to the date on which the last required approval of a UWC was received by the Company averaged 29 and 48 business days, respectively.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a Replacement of Accounting Principles Board Opinion No. 20, and Financial Accounting Standards Board Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is not impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or deletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements. The Company’s consolidated financial statements for the year ended December 31, 2006 comply with the provisions of FAS 154.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, from adoption of this new accounting pronouncement on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

Inflation

The Company’s cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees’ rates that are related to federal and state mandated minimum wage requirements. Management anticipates that any increases in federally mandated minimum wage would result in higher costs to the Company, which the Company expects may be partially offset by menu price increases and increased efficiencies in operations.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased to $149.6 million in 2006 from $135.0 million in 2005. Cash outflows from investing activities for 2006 were $115.5 million, primarily related to capital expenditures. Net cash outflows from financing activities for 2006 were $28.0 million, primarily related to the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operating activities is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit decreased from $12.2 million at January 1, 2006 to $9.6 million at December 31, 2006 due primarily to the timing of payments for various accrued expenses.

The Company has initiated several strategies to increase revenues and earnings over the long-term that require capital expenditures. These strategies include: (a) new restaurant development, (b) major remodels, (c) expansions of the square footage of existing restaurants, (d) a game enhancement initiative that includes new games and rides and (d) small market remodels.

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

During 2006, the Company opened 14 new restaurants and impacted a total of 152 existing restaurants with capital expenditures. The Company currently estimates that total capital expenditures in 2007 will be approximately $90 to $92 million, including the $56 million the Company is expecting to invest in existing restaurants. The Company plans to fund its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company’s line of credit.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993 , the Company has repurchased approximately 23.6 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $505 million. During 2006, the Company repurchased 1,959,635 shares at an aggregate purchase price of approximately $66.8 million. At the end of 2006, approximately $280 million remained available for share repurchases under a $400 million share repurchase authorization approved by the Company’s Board of Directors in July 2005.

In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company’s previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of December 31, 2006, there were $168.2 million in borrowings under this line of credit and outstanding letters of credit of $11.2 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, and amortization ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed to not pledge any of its existing assets to secure future indebtedness. At December 31, 2006, the Company was in compliance with all of the above debt covenants. The Lenders under the line of credit agreement have agreed to waive any default or event of default resulting from the Company’s failure to deliver certain documents, including its consolidated financial statements, as required by the line of credit agreement during the period beginning August 16, 2006 and ending May 15, 2007.

The following are contractual cash obligations of the Company as of December 31, 2006 (thousands):

	Cash Obligations Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases (1)	$792,078	$62,521	$121,091	$121,635	$486,831
Revolving line of credit (2)	168,200			168,200
Purchase commitments (3)	23,042	6,272	11,018	5,752
Capital lease obligations	21,475	1,679	3,358	3,358	13,080

	$1,004,795	$70,472	$135,467	$298,945	$499,911

(1)	Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.
(2)	The amount for the revolving credit facility excludes interest payments that are variable in nature.
(3)	The Company is required to purchase a minimum volume under a contract with its beverage supplier. Failure to purchase the minimum volume could result in a higher price paid by the Company. The Company is also required to purchase certain restaurant furniture totaling $1 million that has been or will be manufactured to specifications by the Company.

In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers compensation claims of approximately $12.7 million as of December 31, 2006 will be paid as follows: approximately $4.2 million to be paid in 2007 and the remainder paid over the six year period from 2008 to 2013.

Under the terms of the respective employment agreements of the Company’s Chief Executive Officer (“CEO) and president, if employment with the Company is terminated by the Company, other than as a result of death or permanent disability, as defined in the agreements, the CEO will be entitled to receive a severance amount of $3 million and the president will be entitled to receive a severance amount equal to two times his then current base salary. Under the terms of the respective employment agreements, the CEO and president will receive their respective severance amount in the event there is a change of control, as defined in the agreements, and the CEO or president voluntarily terminates their employment within one year after such a change in control. If the severance payments had been due as of December 31, 2006, the Company would have been required to make aggregate payments totaling approximately $4.2 million.

As of December 31, 2006, capital expenditures totaling $7.3 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results, performance or financial condition are its ability to implement its growth strategies, national, regional and local economic conditions affecting the restaurant /entertainment industry, competition within each of the restaurant and entertainment industries, store sales cannibalization, success of its franchise operations, negative publicity, health epidemics or pandemics, acts of God, terrorist acts, litigation, demographic trends, fluctuations in quarterly results of operations, including seasonality, government regulations, weather, school holidays, increased commodity, utility, insurance, advertising and labor costs.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.	Financial Statements and Supplementary Data

CEC ENTERTAINMENT, INC.

YEARS ENDED DECEMBER 31, 2006, JANUARY 1, 2006

AND JANUARY 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Dallas, Texas

April 20, 2007

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands, except share data)

	December 31, 2006	January 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$18,308	$12,184
Accounts receivable, net	17,556	16,251
Inventories	18,296	13,659
Prepaid expenses	8,210	7,882
Deferred tax asset	2,394	1,824

Total current assets	64,764	51,800

Property and equipment, net	637,560	597,919

Other assets	1,861	2,201

	$704,185	$651,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$693	$594
Accounts payable	33,430	36,210
Accrued liabilities	40,680	27,360

Total current liabilities	74,803	64,164

Long-term debt, less current portion	181,088	148,974

Deferred rent	68,449	61,877

Deferred tax liability	12,056	19,619

Accrued insurance	8,583	14,103

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 56,619,300 and 56,115,658 shares issued, respectively	5,662	5,612
Capital in excess of par value	325,212	314,439
Retained earnings	531,435	463,178
Accumulated other comprehensive income	2,368	2,446
Less treasury shares of 24,359,450 and 22,499,815, respectively, at cost	(505,471)	(442,492)

	359,206	343,183

	$704,185	$651,920

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Thousands, except per share data)

	Fiscal Year
	2006	2005	2004
Food and beverage revenues	$490,464	$468,760	$479,741
Games and merchandise revenues	280,770	254,422	245,088
Franchise fees and royalties	2,896	2,905	3,220
Interest income	24	76	30

	774,154	726,163	728,079

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	89,648	86,867	89,252
Games and merchandise	33,250	29,997	30,395
Labor	211,782	201,646	200,554

	334,680	318,510	320,201
Selling, general and administrative expenses	106,611	97,857	95,493
Depreciation and amortization	65,392	61,310	55,771
Interest expense	9,532	4,608	2,544
Other operating expenses	146,562	131,097	129,409

	662,777	613,382	603,418

Income before income taxes	111,377	112,781	124,661
Income taxes	43,120	43,110	47,683

Net income	68,257	69,671	76,978

Other comprehensive income (loss), net of tax:
Foreign currency translation	(78)	970	781

Comprehensive income	$68,179	$70,641	$77,759

Earnings per share:
Basic:
Net income	$2.09	$1.99	$2.07

Weighted average shares outstanding	32,587	35,091	37,251

Diluted:
Net income	$2.04	$1.93	$2.00

Weighted average shares outstanding	33,465	36,188	38,472

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands)

	Fiscal Year - Amounts			Fiscal Year - Shares
	2006	2005	2004	2006	2005	2004
Common stock and capital in excess of par value:
Balance, beginning of year	$320,051	$296,555	$265,652	56,116	55,557	54,482
Stock options exercised	7,989	11,224	18,853	349	547	1,063
Tax benefit from exercise of stock options	373	3,854	2,818
Stock issued under 401(k) plan	456	456	401	13	12	13
Stock-based compensation expense	5,801	7,962	8,858
Restricted stock (unvested, net of forfeitures)				241
Treasury stock reserved – 401(k) plan	(3,796)			(100)
Payment for fractional shares			(27)			(1)

Balance, end of year	330,874	320,051	296,555	56,619	56,116	55,557

Retained earnings:
Balance, beginning of year	463,178	393,507	316,529
Net income	68,257	69,671	76,978

Balance, end of year	531,435	463,178	393,507

Accumulated other comprehensive income (loss):
Balance, beginning of year	2,446	1,476	695
Foreign currency translation	(78)	970	781

Balance, end of year	2,368	2,446	1,476

Treasury shares:
Balance, beginning of year	(442,492)	(325,560)	(211,626)	22,500	19,211	16,042
Treasury stock acquired	(66,775)	(116,932)	(113,934)	1,959	3,289	3,169
Treasury stock reserved – 401(k) plan	3,796			(100)

Balance, end of year	(505,471)	(442,492)	(325,560)	24,359	22,500	19,211

Total shareholders’ equity	$359,206	$343,183	$365,978

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Fiscal Year
	2006	2005	2004
Operating activities:
Net income	$68,257	$69,671	$76,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,392	61,310	55,771
Deferred income tax expense (benefit)	(8,085)	(6,518)	2,148
Share-based compensation expense	5,601	7,962	8,858
Contributions from landlords	4,600	5,458	7,567
Deferred lease rentals	1,972	2,992	3,042
Provision for asset write-offs	10,254	2,389	1,576
Changes in assets and liabilities:
Accounts receivable	(666)	(2,614)	(355)
Inventories	(4,637)	(1,488)	320
Prepaid expenses	(328)	(438)	164
Accounts payable	(558)	6,360	(4,920)
Accrued liabilities	7,800	(10,086)	11,825

Cash provided by operating activities	149,602	134,998	162,974

Investing activities:
Purchases of property and equipment	(115,810)	(91,637)	(80,088)
Proceeds from dispositions of property and equipment	66	533	791
Change in other assets	228	(143)	(1,030)

Cash used in investing activities	(115,516)	(91,247)	(80,327)

Financing activities:
Proceeds from debt and line of credit	71,000	111,600	47,000
Payments on debt and line of credit	(40,522)	(52,816)	(34,227)
Exercise of stock options	7,989	11,224	18,853
Excess tax benefit from exercise of stock options	373	3,854	2,818
Treasury stock acquired	(66,775)	(116,932)	(113,934)
Other	(27)	(295)	574

Cash used in financing activities	(27,962)	(43,365)	(78,916)

Increase in cash and cash equivalents	6,124	386	3,731
Cash and cash equivalents, beginning of year	12,184	11,798	8,067

Cash and cash equivalents, end of year	$18,308	$12,184	$11,798

Supplemental Cash Flow Information:
Interest paid	$9,168	$4,189	$2,458
Income taxes paid	45,106	52,665	40,248

Non-cash investing and financing activities:
Investment in capital leases	$1,735	$973	$786
Modification of capital leases	0	(445)	0
Accrued construction accounts payable	7,344	9,109	3,097
Stock issued under 401(k) plan	456	456	401
Restricted stock awards issued, net of forfeitures	7,114	0	0
Treasury stock retired and reserved for 401(k) plan	3,796	0	0

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies:

Operations: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s restaurants.

Fiscal year: The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2006, 2005 and 2004 are for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively. Fiscal year 2004 consisted of 53 weeks, and 2006 and 2005 each consisted of 52 weeks.

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include the accounts of the International Association of CEC Entertainment, Inc. (the “Association”); an entity in which the Company has variable interests and the Company is considered the primary beneficiary. The assets, liabilities and operating results of the Association are not material to the Company’s consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Stock-based compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R was effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, compensation cost was reflected in the net income of the Company for grants of stock options to employees in instances where the stock price on the measurement date exceeded the exercise price. Beginning in the first quarter of 2006, the Company recognized compensation expense in its financial statements based on the fair value of all share-based payments to employees. SFAS No. 123R also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows.

Prior to fiscal year 2006, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Compensation cost was recognized for option grants in periods prior to fiscal 2006 in instances where the stock price on the measurement date exceeded the exercise price.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Sholes model. At present, the Company is continuing to use the Black-Sholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The Company adopted SFAS 123R using the modified retrospective application method, which requires the Company to adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. Thus, compensation cost and related tax effects will be recognized in those financial statements as though they had been accounted for under SFAS 123R. See Note 10 for the effects of the adoption of SFAS 123.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Description of business and summary of significant accounting policies (continued):

The fair value of each option was estimated on the measurement date using the Black-Sholes option-pricing model with the following weighted average assumptions for years 2005 and 2004. No stock options were granted in 2006.

	2005	2004
Dividend yield	0%	0%
Expected volatility	30.0%	30.0%
Risk-free interest rate	4.1%	3.0%
Expected life of options (in years)	3.2	4.8

The Company has adopted a restricted stock plan. The fair value of restricted stock is based on the closing price of the Company’s common stock on the measurement date.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force (EITF) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from exercise of stock options on the consolidated statement of cash flows.

Franchise fees and royalties: Franchise fees are recognized upon fulfillment of all significant obligations to the franchisee. At December 31, 2006, 45 Chuck E. Cheese’s restaurants were operated by a total of 24 different franchisees. The standard franchise agreements grant to the franchisee the right to construct and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. Royalties from franchisees are accrued as earned. Franchise fees included in revenues were $60,000, $85,000, and $160,000 in 2006, 2005 and 2004, respectively.

Cost of sales: Cost of sales includes the cost of food, beverage, related supplies, prizes and merchandise sold during the period and restaurant labor expenses. These amounts exclude any allocation of other operating costs including depreciation and amortization expense.

Advertising costs: Production costs for commercials and coupons are expensed in the year in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred. The total amounts charged to advertising expense were approximately $31.4 million, $27.9 million and $26.1 million in 2006, 2005 and 2004, respectively.

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

Recent accounting pronouncements: In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording sales taxes in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, from adoption of this new accounting pronouncement on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Application of the provisions of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3,” (SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is not impractible to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in deprecation, amortization, or deletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements. The Company’s consolidated financial statements for the year ended December 31, 2006 comply with the provisions of FAS 154.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Accounts receivable:

	2006	2005
	(Thousands)
Trade	$6,215	$5,109
Vendor rebates	5,750	4,233
Leasehold improvement incentives	1,435	4,210
Other	4,156	2,699

	$17,556	$16,251

3.	Property and equipment:

	2006	2005
	(Thousands)
Land	$44,963	$43,489
Leasehold improvements	403,706	349,461
Buildings	88,582	83,286
Game, restaurant and other equipment	393,689	383,249
Property leased under capital leases (Note 6)	15,816	14,081

	946,756	873,566
Less accumulated depreciation and amortization	(332,808)	(300,063)

Net property and equipment in service	613,948	573,503
Construction in progress	14,325	17,036
Game and restaurant equipment held for future service	9,287	7,380

	$637,560	$597,919

4.	Accrued liabilities and accrued insurance:

	2006	2005
	(Thousands)
Current:
Salaries and wages	$14,836	$9,892
Insurance	4,157	4,386
Taxes, other than income	8,228	6,877
Income taxes	5,977	0
Other	7,482	6,205

	$40,680	$27,360

Long-term:
Insurance	$8,583	$14,103

Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company’s self-insured retention programs for general liability, workers compensation, health benefits and certain other insured risks.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-term debt:

	2006	2005
	(Thousands)
Revolving bank loan, prime or LIBOR plus 0.50% to 1.25%, due July 2010	$168,200	$137,100
Obligations under capital leases (Note 6)	13,581	12,468

	181,781	149,568
Less current portion	(693)	(594)

	$181,088	$148,974

In July 2005, the Company amended its line of credit agreement to provide for borrowings of up to $200 million for a term of five years. The credit facility replaces the Company’s previous $132.5 million credit facility that was scheduled to mature in December 2005. Interest under the line of credit is payable at rates which are dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (8.25% at December 31, 2006) or, at the Company’s option, LIBOR (5.85% at December 31, 2006) plus 0.75%. A 0.1% commitment fee is payable on any unused credit line.

The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, and amortization ratio of 3.0 to 1.0. At December 31, 2006, the Company was in compliance with these covenants. The Lenders under the line of credit agreement have waived any default or event of default resulting from the Company’s failure to deliver certain documents, including its consolidated financial statements, as required by the line of credit agreement during the period beginning August 16, 2006 and ending May 15, 2007. The weighted average interest rate on the revolving bank loan was 5.6% and 4.2% in 2006 and 2005, respectively. The Company capitalized interest costs of $140,763, $109,000 and $56,000 in 2006, 2005 and 2004, respectively, related to the construction of new restaurants.

6.	Commitments and contingencies:

The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

Scheduled annual maturities of the obligations for capital and operating leases as of December 31, 2006, are as follows:

Years	Capital	Operating
	(Thousands)
2007	$1,679	$62,521
2008	1,679	61,199
2009	1,679	59,892
2010	1,679	61,858
2011	1,679	59,777
2012-2028 (aggregate payments)	13,080	486,831

Minimum future lease payments	21,475	$792,078

Less amounts representing interest	(7,894)

Present value of future minimum lease payments	13,581
Less current portion	(693)

Long-term capital lease obligation	$12,888

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Commitments and contingencies (continued):

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

	2006	2005	2004
	(Thousands)
Minimum	$69,453	$65,140	$62,191
Contingent	373	240	430

	$69,826	$65,380	$62,621

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

7.	Income taxes:

The significant components of income tax expense are as follows:

	2006	2005	2004
	(Thousands)
Current expense:
Federal	$44,086	$42,897	$33,999
State	4,597	2,995	5,771
Foreign	1,124		200
Tax benefit from exercise of stock options	1,398	5,231	7,801

Total current expense	51,205	51,123	47,771
Deferred expense (benefit):
Federal	(6,671)	(6,867)	(85)
State	(829)	(845)	(3)
Foreign	(585)	(301)	0

Total deferred expense (benefit)	(8,085)	(8,013)	(88)

	$43,120	$43,110	$47,683

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2006	2005
	(Thousands)
Current deferred tax asset:
Accrued vacation	$1,056	$997
Unearned gift certificates	1,326	690
Other	12	137

	$2,394	$1,824

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income taxes (continued):

Non-current deferred tax asset (liability):
Deferred rent	$26,021	$20,873
Stock-based compensation	12,499	11,172
Unearned franchise fees	247	269
Depreciation	(57,188)	(56,866)
Foreign	109	(459)
Insurance	4,551	6,019
Other	1,705	(627)

	$(12,056)	$(19,619)

A reconciliation of the statutory rate to taxes provided is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	2.0%	3.2%
Other	.2%	1.2%

Effective tax rate	38.7%	38.2%	38.2%

8.	Earnings per common share:

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

	2006	2005	2004
Net income applicable to common shares	$68,257	$69,671	$76,978

Basic:
Weighted average common shares outstanding	32,587	35,091	37,251

Earnings per common share	$2.09	$1.99	$2.07

Diluted:
Weighted average common shares outstanding	32,587	35,091	37,251
Potential common shares for stock options	878	1,097	1,221

Weighted average shares outstanding	33,465	36,188	38,472

Earnings per common and potential common shares	$2.04	$1.93	$2.00

Anti-dilutive stock options to purchase 863,851; 946,680; and 5,175 common shares were not included in the EPS computations in 2006, 2005 and 2004, respectively, because the exercise prices of these options were greater than the average market price of the common shares.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Benefit plans:

The Company has benefit plans that include: a) incentive bonus compensation plans based on tenure or the performance of the Company, b) non-statutory stock option plans for its employees and non-employee directors, c) restricted stock plans for employees and non-employee directors, and d) a retirement and savings plan. Effective May 2005, the Company is restricted from issuing stock options to its non-employee directors and effective May 2006 resolved to discontinue issuing stock options to its employees and non-employee directors pursuant to the Company’s stock option plans.

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

In March 2005, the Company adopted a restricted stock plan for its non-employee directors under which 50,000 shares may be granted before March 1, 2020. The stockholders of the Company approved the plan in May 2005; and because of such approval, the Company has ceased issuing stock options to its non-employee directors. In January of each year, each non-employee director is entitled to a restricted stock award for the number of common shares having a fair market value, as defined in the plan, as of the date of grant equal to $75,000. “Fair Market Value” is defined in the plan as the average of the closing prices of the Company’s common stock as reported on the New York Stock Exchange for the five trailing day period ending on and including the date of a restricted stock award. All shares awarded shall provide for a vesting period of at least one year and no more than five years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Benefit plans (continued):

Stock option transactions are summarized as follows for all plans:

	Number of Shares			Weighted Average Exercise Price per Share
	2006	2005	2004	2006	2005	2004
Options outstanding, beginning of year	5,452,774	5,087,053	5,598,311	$25.69	$23.08	$21.09
Granted	0	970,031	641,671		36.76	31.90
Exercised	(349,323)	(547,370)	(1,063,029)	22.87	20.50	17.74
Terminated	(170,773)	(56,940)	(89,900)	32.48	30.66	25.29

Options outstanding, end of year	4,932,678	5,452,774	5,087,053	25.66	25.69	23.08

Options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding as of 12/31/06	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price	Shares Exercisable as of 12/31/06	Weighted Average Exercise Price
$11.67 - $19.99	1,951,953	2.3	$18.89	1,586,228	$18.64
$20.83 - $27.43	780,037	1.0	22.68	779,758	22.68
$29.00 - $31.49	902,856	2.2	29.22	865,199	29.12
$31.64 - $34.09	433,981	4.1	31.90	217,311	31.90
$35.04 - $42.17	863,851	3.2	36.77	218,377	36.76

$11.67 - $42.17	4,932,678	2.4	25.66	3,666,873	23.84

Stock options expire from five to seven years from the grant date. Stock options vest over various periods ranging from one to four years. There were 3,666,873 shares exercisable as of December 31, 2006 at a weighted average exercise price of $23.84 and a weighted average remaining life of 2.4 years.

Pursuant to a plan approved by the Board of Directors, the Company’s executive officers elected in December 2006 to modify the terms of certain outstanding stock options held by them totaling 1,903,450 shares in order to comply with the requirements of Internal Revenue Code 409A by setting a pre-determined fixed period in which such stock options would be exercised.

Non-vested share transactions are summarized as follows:

	Restricted Share Awards	Weighted Avg. Fair Value Per Award
Non-vested shares outstanding, Jan. 1, 2006	0
Granted	258,364	$32.19
Forfeited	(17,487)	32.20

Non-vested shares outstanding, Dec. 31, 2006	240,877	32.18

No non-vested shares were granted in 2005.

Through March 23, 2007, the Company has granted an additional 24,078 shares under the non-employee directors’ restricted stock plan.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Benefit plans (continued):

The Company has adopted the CEC 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Only non-highly compensated employees are eligible to participate in the plan. Contributions by the Company are made in the form of its common stock. At December 31, 2006, 112,289 shares remained available for grant under the plan. The Company made contributions of approximately $456,000 in common stock for both the 2005 and 2004 plan years. The Company accrued $506,000 for contributions for the 2006 plan year which will be paid in common stock in 2007.

In February 2006, the Company amended its incentive bonus plan to include the addition of a tenure-based element applicable to certain employees. The amendment also includes a change in one of the criteria used to determine the performance based element of the bonus plan, which is applicable to all employees of the Company eligible for a performance based bonus. Previously, the performance criteria were based upon comparable store sales and net income results for the applicable fiscal year of the bonus plan. The amendment to the bonus plan changes the net income component to an earnings per share component.

10.	Stock-based compensation:

Prior to 2006, the Company accounted for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and had adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock-based compensation – FAS 123R. The revised standard, which was adopted by the Company in the first quarter of 2006, eliminates the disclosure–only election under FAS 123 and requires the recognition of compensation expense of stock options and all other forms of equity compensation generally based on the fair value of the instruments on the measurement date. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that expensing stock-based compensation has on the Company, the Company has retrospectively applied the new standard to prior period results.

The fair value of stock-based awards is determined on the date of grant and is recognized in expense over the vesting period. Stock option fair value is estimated using the Black-Scholes option pricing model. The estimated fair value of options granted was $9.80 in the year ended January 1, 2006. There were no stock options granted during 2006. The fair value of restricted stock is measured at the closing market price of a common share on the grant date.

The consolidated statement of earnings and comprehensive income for the years ended December 31, 2006 and January 1, 2006, reflect pre-tax stock-based compensation cost of $5.6 million and $8.0 million, respectively. The impact on net income was $3.5 million for fiscal year 2006 and $4.9 million for fiscal year 2005. The amount expensed in 2006 includes the expense of restricted shares granted in 2006. Unrecognized pretax stock compensation cost as of December 31, 2006 was $2.6 million related to stock options granted and $5.6 million related to restricted shares issued which will be recognized over a weighted average period of 1.9 years. At December 31, 2006, the weighted average remaining contractual life of options outstanding and exercisable is 2.4 years and 2.0 years, respectively.

Cash proceeds from the exercise of stock options totaled $8.0 million and $11.2 million in the years ended December 31, 2006 and January 1, 2006, respectively. Stock options exercised in fiscal years 2006 and 2005, had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $3.7 million and $9.2 million, respectively. The income tax benefit related to the expense of employee stock options was $1.4 million and $3.5 million for fiscal years 2006 and 2005, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Stock-based compensation (continued):

The following tables present the effects of the retrospective application of FAS 123R on the consolidated balance sheets, statements of earnings and statements of cash flows as previously reported in the Company’s annual report on Form 10-K/A for the year ended January 1, 2006.

	Fiscal Year Ended January 1, 2006
	As Previously Reported	FAS 123R Adjust	As Adjusted
Consolidated Balance Sheet:
Long-term deferred tax liability	$29,352	$(9,733)	$19,619
Capital in excess of par value	271,332	43,107	314,439
Retained earnings	496,552	(33,374)	463,178
Total shareholders’ equity	333,450	9,733	343,183

	Fiscal Year Ended January 1, 2006
	As Previously Reported	FAS 123R Adjust	As Adjusted
Condensed Consolidated Statement of Earnings:
Selling, general and administrative expenses	$90,223	$7,634	$97,857
Total costs and expenses	605,748	7,634	613,382
Income before income taxes	120,415	(7,634)	112,781
Income taxes	45,714	(2,604)	43,110
Net income	74,701	(5,030)	69,671
Comprehensive income	75,671	(5,030)	70,641
Basic earnings per share	2.13	(.14)	1.99
Diluted earnings per share	2.06	(.13)	1.93

Condensed Statement of Cash Flows:
Net income	$74,701	$(5,030)	$69,671
Deferred income tax expense	(4,767)	(1,751)	(6,518)
Share-based compensation expense	328	7,634	7,962
Excess tax benefit from stock-based compensation	4,707	(4,707)	0
Cash provided by operating activities	138,852	(3,854)	134,998
Excess tax benefit from stock-based compensation	0	3,854	3,854
Cash used in financing activities	(47,219)	3,854	(43,365)

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Stock-based compensation (continued):

	Fiscal Year Ended January 2, 2005
	As Previously Reported	FAS 123R Adjust	As Adjusted
Condensed Consolidated Statement of Earnings:
Selling, general and administrative expenses	$87,345	$8,148	$95,493
Total costs and expenses	595,270	8,148	603,418
Income before income taxes	132,809	(8,148)	124,661
Income taxes	50,553	(2,870)	47,683
Net income	82,256	(5,278)	76,978
Comprehensive income	83,037	(5,278)	77,759
Basic earnings per share	2.21	(.14)	2.07
Diluted earnings per share	2.14	(.14)	2.00

Condensed Statement of Cash Flows:
Net income	$82,256	$(5,278)	$76,978
Deferred income tax expense	3,675	(1,528)	2,147
Share-based compensation expense	710	8,149	8,859
Excess tax benefit from stock-based compensation	4,161	(4,161)	0
Cash provided by operating activities	165,792	(2,818)	162,974
Excess tax benefit from stock-based compensation	0	2,818	2,818
Cash used in financing activities	(81,734)	2,818	(78,916)

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in 2006 and 2005 (thousands, except per share data), adjusted for the effects of the stock option investigation restatement and including adoption of SFAS 123R.

	Fiscal year ended December 31, 2006
	April 2	July 2	Oct. 1	Dec. 31
Revenues	$226,992	$176,179	$194,671	$176,312
Income before income taxes	47,077	16,576	28,050	19,674
Net income	28,853	10,159	17,192	12,053

Earnings per Share:
Basic	$.86	$.31	$.54	$.38
Diluted	.84	.30	.53	.36

	Fiscal year ended January 1, 2006
	April 3	July 3	Oct. 2	Jan. 1
Revenues	$214,086	$168,401	$179,589	$164,087
Income before income taxes	50,690	21,157	24,142	16,792
Net income	31,255	12,966	14,808	10,642

Earnings per Share:
Basic	$.86	$.37	$.42	$.31
Diluted	.83	.36	.41	.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management’s Annual Report on Internal Control over Financial Reporting

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP. We previously reported the material weakness in our 2005 Form 10-K/A, filed on April 23, 2007. This material weakness continued to exist, as it was not remediated as of December 31 2006.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31,2006, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2006, the Company adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. However, we did not have sufficient time to assess operating effectiveness of the improved internal control over financial reporting. We expect our remediation efforts and testing to be completed prior to the filing of our June 2007 Form 10-Q. The actions taken to enhance the process for equity based compensation awards include:

•

Engaging a compensation consultant to review existing equity based compensation plans to assist in compliance matters and to assist in development and implementation of a set of best practices with respect to its equity based compensation plans.

•	The adoption of a formal written policy concerning equity-based compensation awards to employees, which includes, among other things, the following:

-	Equity based compensation awards will be made only at meetings, and not by unanimous written consents in lieu of a meeting;

-	The Board of Directors or committee thereof will meet between two and ten business days after each quarterly earnings release, and equity based compensation awards will be made only at these four meetings.

The Company is continuing to evaluate the recommendations of the Audit Committee and may take additional actions at a later date in response to these recommendations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CEC Entertainment, Inc.

Irving, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CEC Entertainment, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and our report dated April 20, 2007 expressed an unqualified opinion on those financial statements.

Dallas, Texas

April 20, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2007 annual meeting of stockholders. The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to the principal executive officer, principal financial officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and regulations will also be posted on the Company’s website at www.chuckecheese.com.

Item 11.	Executive Compensation

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company’s 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1) Financial Statements and Supplementary Data:

Report of independent registered public accounting firm.

CEC Entertainment, Inc. consolidated financial statements:

Consolidated balance sheets as of December 31, 2006 and January 1, 2006.

Consolidated statements of earnings and comprehensive income for the years ended December 31, 2006, January 1, 2006, and January 2, 2005.

Consolidated statements of shareholders’ equity for the years ended December 31, 2006, January 1, 2006, and January 2, 2005.

Consolidated statements of cash flows for the years ended December 31, 2006, January 1, 2006, and January 2, 2005.

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

During the fourth quarter and to present, we filed or furnished the following reports on Form 8-K:

A current report on Form 8-K, dated October 31, 2006, announcing preliminary third quarter 2006 financial results and completion of Audit Committee’s review of stock option granting practices.

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

Signature	Title	Date

/s/ Richard M. Frank Richard M. Frank	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	April 23, 2007

/s/ Christopher D. Morris Christopher D. Morris	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 23, 2007

/s/ James Mabry James Mabry	Vice President, Controller and Treasurer (Principal Accounting Officer)	April 23, 2007

/s/ Michael H. Magusiak	President and Director	April 23, 2007
Michael H. Magusiak

/s/ Richard T. Huston	Director	April 23, 2007
Richard T. Huston

/s/ Larry T. McDowell	Director	April 23, 2007
Larry T. McDowell

/s/ Tim T. Morris	Director	April 23, 2007
Tim T. Morris

/s/ Louis P. Neeb	Director	April 23, 2007
Louis P. Neeb

/s/ Cynthia I. Pharr Lee	Director	April 23, 2007
Cynthia I. Pharr Lee

/s/ Walter Tyree	Director	April 23, 2007
Walter Tyree

/s/ Raymond E. Wooldridge	Director	April 23, 2007
Raymond E. Wooldridge

EXHIBIT INDEX

Exhibit No.	Description	Page No.
23	Consent of Independent Registered Public Accounting Firm	57

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	58

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	59

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	60

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	61