Form 10-Q
period 2007-04-01
CEC ENTERTAINMENT INC
filed 2007-05-14
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 7, 2007, an aggregate of 32,485,780 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

	April 1, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$23,797	$18,308
Accounts receivable, net	11,658	17,556
Inventories	15,554	18,296
Prepaid expenses	8,966	8,210
Deferred tax asset	2,394	2,394

Total current assets	62,369	64,764

Property and equipment, net	646,719	637,560

Other assets	2,113	1,861

	$711,201	$704,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$707	$693
Accounts payable	35,216	33,430
Accrued liabilities	68,269	40,680

Total current liabilities	104,192	74,803

Long-term debt, less current portion	145,217	181,088

Deferred rent	69,845	68,449

Deferred tax liability	3,523	12,056

Accrued insurance	7,883	8,583

Other liabilities	4,854

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 57,126,659 and 56,619,300 shares issued, respectively	5,713	5,662
Capital in excess of par value	334,399	325,212
Retained earnings	560,825	531,435
Accumulated other comprehensive income	2,629	2,368
Less treasury shares of 24,888,265 and 24,359,450, respectively, at cost	(527,879)	(505,471)

	375,687	359,206

	$711,201	$704,185

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	April 1, 2007	April 2, 2006
Food and beverage revenues	$144,006	$148,600
Games and merchandise revenues	88,036	77,506
Franchise fees and royalties	856	884
Interest income	1	2

	232,899	226,992

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	26,569	27,422
Games and merchandise	9,685	10,062
Labor	58,234	59,626

	94,488	97,110
Selling, general and administrative expenses	29,694	28,483
Depreciation and amortization	17,106	15,919
Interest expense	2,772	1,793
Other operating expenses	37,361	36,610

	181,421	179,915

Income before income taxes	51,478	47,077

Income taxes	19,458	18,224

Net income	32,020	28,853

Other comprehensive income, net of tax:
Foreign currency translation	261	21

Comprehensive income	$32,281	$28,874

Earnings per share:
Basic:
Net income	$1.00	$.86

Weighted average shares outstanding	32,164	33,719

Diluted:
Net income	$.95	$.84

Weighted average shares outstanding	33,670	34,517

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value:
Balance, beginning of year	$330,874	56,619
Stock options exercised	7,621	488
Excess tax benefit from stock-based compensation	242
Stock issued under 401(k) plan	473	12
Stock-based compensation expense	902
Issuance of restricted stock, net of forfeiture adjustments		8

Balance, April 1, 2007	340,112	57,127

Retained earnings:
Balance beginning of year	531,435
Cumulative effect of adoption of FIN 48 (See Note 6)	(2,630)

Balance beginning of year, as adjusted:	528,805
Net income	32,020

Balance, April 1, 2007	560,825

Accumulated other comprehensive income:
Balance, beginning of year	2,368
Foreign currency translation	261

Balance, April 1, 2007	2,629

Treasury shares:
Balance, beginning of year	(505,471)	24,359
Treasury stock acquired	(22,408)	529

Balance, April 1, 2007	(527,879)	24,888

Total shareholders’ equity	$375,687

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating activities:
Net income	$32,020	$28,853
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,106	15,919
Deferred income taxes	(1,354)	(2,783)
Stock-based compensation expense	874	1,283
Contributions from landlords	781	1,788
Deferred lease rentals	615	309
Provision for asset write-offs	1,127	367
Changes in assets and liabilities:
Accounts receivable	5,898	(3,401)
Inventories	2,742	860
Prepaid expenses	(756)	(1,864)
Accounts payable	3,762	(8,865)
Accrued liabilities	21,934	26,918

Cash provided by operating activities	84,749	59,384

Investing activities:
Purchases of property and equipment	(28,579)	(18,688)
Decrease (increase) in other assets	(278)	412

Cash used in investing activities	(28,857)	(18,276)

Financing activities:
Proceeds on long-term debt	5,500
Payments on long-term debt	(41,357)	(32,240)
Stock options exercised	7,621	4,842
Excess tax benefit from stock-based compensation	242	284
Treasury stock acquired	(22,408)	(10,442)
Other	(1)	(47)

Cash used in financing activities	(50,403)	(37,603)

Increase in cash and cash equivalents	5,489	3,505
Cash and cash equivalents, beginning of period	18,308	12,184

Cash and cash equivalents, end of period	$23,797	$15,689

Supplemental cash flow information:
Interest paid	$2,433	$630
Income taxes paid	2,676	1,226
Non-cash investing and financing activities:
Accrued construction accounts payable	$5,768	$7,031
Stock issued under 401(k) plan	473	457
Issuance of restricted stock, net of forfeiture adjustments	447	6,933
Treasury shares retired and reserved for 401(k) plan		3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial statements:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods ended April 1, 2007 and April 2, 2006 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. Results of operations for the periods ended April 1, 2007 and April 2, 2006 are not necessarily indicative of the results for the year.

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

Under the terms of the Company’s stock option plans, employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the fair market value on the date of grant. Options may not be exercised until the employee has been continuously employed for at least one year after the date of grant. Shares granted generally vest over a period of one to four years. The Company issues new shares for stock option exercises. In conjunction with shareholder approval of restricted stock plans for employee and non-employee directors, the Company agreed to discontinue issuing stock options to its employees and non-employee directors pursuant to the Company’s stock option plans.

In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares may be granted before December 31, 2014. In May 2006, the Company’s shareholders approved an additional 500,000 shares for issuance under the same plan. The price of the shares awarded under the plan shall be equal to the fair market value of such shares on the date of grant. All shares awarded shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan. The Company issues new shares for restricted stock awards.

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Avg. Remaining Life (Years)	Weighted Average Exercise Price
Options outstanding, December 31, 2006	4,932,678	2.4	$25.66
Granted	0
Exercised	(487,710)		15.63
Forfeited	(40,087)		31.08

Options outstanding, April 1, 2007	4,404,881	1.9	26.72

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Stock-based compensation (continued):

There are 3,141,100 shares exercisable at April 1, 2007 with a weighted average exercise price of $25.48 with an aggregate intrinsic value of $50.5 million. There were no stock options granted in 2006 or the quarter ended April 1, 2007. Unrecognized pretax stock-based compensation cost as of April 1, 2007 was $2.1 million related to stock options granted. At April 1, 2007, the weighted average remaining contractual life of options outstanding and exercisable is 1.9 years and 1.8 years, respectively.

Restricted stock transactions are summarized as follows:

	Restricted Stock Awards	Weighted Avg. Fair Value Per Award
Restricted stock outstanding, December 31, 2006	240,877	$32.18
Granted	11,232	39.80
Vested	(58,071)	32.22
Forfeited	(3,329)	32.39

Restricted stock outstanding, April 1, 2007	190,709	32.62

The total fair value of shares vested during the first three months of 2007 was $2.5 million. No shares vested during the first three months of 2006. Unrecognized pretax stock-based compensation cost as of April 1, 2007 was $5.6 million related to shares of restricted stock issued which will be recognized over a weighted average period of 3.1 years.

The fair value of stock-based compensation is recognized in expense over the vesting period. The fair value of options granted is determined on the accounting measurement date using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the closing market price of a share of common stock on the accounting measurement date. The unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended April 1, 2007 and April 2, 2006 reflect pre-tax stock-based compensation cost of $874,000 and $1.3 million, respectively. The impact on net income for the first quarter ended April 1, 2007 and April 2, 2006 was $544,000 and $791,000, respectively. Stock-based compensation cost of $28,000 was capitalized as property and equipment in the first quarter ended April 1, 2007. There was no stock-based compensation capitalized in the first three months of 2006. The amount expensed in 2007 and 2006 includes the expense of restricted stock granted in 2007 and 2006.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net income	$32,020	$28,853

Basic:
Weighted average common shares outstanding	32,164	33,719

Earnings per common share	$1.00	$.86

Diluted:
Weighted average common shares outstanding	32,164	33,719
Potential common shares for stock options and restricted shares	1,506	798

Weighted average shares outstanding	33,670	34,517

Earnings per common and potential common share	$.95	$.84

4. Commitments and contingencies:

From time to time, the Company is involved in litigation, which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

5. New accounting pronouncements:

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

There are no other recently issued accounting standards effective after April 1, 2007 that are expected to materially impact the Company.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Income taxes:

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of the adoption, including the increase in the liability noted above, the Company had approximately $9.4 million of unrecognized tax benefits. Included in the balance at January 1, 2007, are $2.2 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of April 1, 2007, the Company has approximately $9.7 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in interest expense. Penalties related to uncertain tax positions are part of selling, general and administrative expenses. The total amount of interest and penalties accrued as of January 1, 2007 was $2.1 million. During the fiscal quarter ended April 1, 2007, the Company recognized approximately $180,000 of accrued interest associated with uncertain tax positions. As of April 1, 2007, the Company has approximately $2.3 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax, income tax in multiple U.S. state jurisdictions and in Canada. The U.S. federal tax years 2003 through 2006 are open to audit, with 2003 through 2005 currently under examination. In general, the state tax years open to audit range from 2003 through 2006 and the Canadian tax years open to audit include 2002 through 2006.

Within the next twelve months, we expect to settle or otherwise conclude all federal income tax examinations for years 2003 through 2005, as well as certain ongoing state audits, and as such it is possible that tax positions related to those periods would be settled. However, at this time, it is impractical to measure its impact on the Company’s liability for uncertain tax positions.

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

Certain expenses relate only to Company operated restaurants. These include:

-	Food, beverage and related supplies which include, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

-	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

-	Labor costs which include all direct restaurant labor costs and benefits, with the exception of game technician labor, are included in games and merchandise cost.

-	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

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

Results of Operations

First Quarter 2007 Compared to First Quarter 2006

A summary of the results of operations of the Company as a percentage of revenues for the first quarters of 2007 and 2006 is shown below.

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue	100.0%	100.0%

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	11.4	12.1
Games and merchandise	4.2	4.4
Labor	25.0	26.3

	40.6	42.8
Selling, general and administrative	12.7	12.5
Depreciation and amortization	7.3	7.0
Interest expense	1.2	.8
Other operating expenses	16.1	16.1

	77.9	79.2

Income before income taxes	22.1	20.8
Income tax expense	8.4	8.0

Net income	13.7%	12.8%

Revenues

Revenues increased 2.6% to $232.9 million in the first quarter of 2007 from $227.0 million in the first quarter of 2006 due to a weighted average increase of nine Company-operated restaurants and an increase of 0.5% in comparable store sales between the periods. There was a negative impact associated with a number of school spring breaks shifting from the first quarter of the prior year to the second quarter of this year. In the first quarter of 2007, comparable store sales increased 3.0% during the first 10 weeks and declined 7.5% during the last three weeks compared to the same periods of the prior year. Comparable store sales during the first four weeks of the second quarter of 2007 increased 4.7% over the same period of 2006. Menu prices increased 2.8% between the first quarter of 2006 and the first quarter of 2007.

Costs and Expenses

Costs and expenses as a percentage of revenues decreased to 77.9% in the first quarter of 2007 from 79.2% in the first quarter of 2006.

Cost of sales decreased as a percentage of revenues to 40.6% in the first quarter of 2007 from 42.8% in the comparable period of 2006. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.4% in the first quarter of 2007 from 12.1% in the first quarter of 2006 due primarily to an increase in the average guest check resulting from the increase in menu prices and a marketing program conducted in the prior year that increased guest traffic but resulted in a decrease in the average guest check. This was partially offset by an $.11 increase in the average price paid per pound of cheese in the first three months of 2007 compared to the first three months of 2006. Cost of games and merchandise as a percentage of revenues decreased to 4.2% in the first quarter of 2007 from 4.4% in the first quarter of 2006 due primarily to the distribution of free tokens related to the marketing promotion in the first quarter of 2006. Labor expense as a percentage of revenues decreased to 25.0% in the first quarter of 2007 from 26.3% in the first quarter of 2006 primarily due to continued improvement in productivity in the restaurants and an increase in the average guest check.

Selling, general and administrative expenses as a percentage of revenues increased to 12.7% in the first three months of 2007 compared to 12.5% in the first three months of 2006 primarily due to increases in several miscellaneous items offset by a 0.5% reduction in advertising expenses as a percentage of revenues from the first quarter of 2006.

Depreciation and amortization expenses increased to 7.3% as a percentage of revenues to $17.1 million the first quarter of 2007 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.2% in the first three months of 2007 from 0.8% in the first three months of 2006 primarily due to an increase in the average debt balance and an increase in interest rates.

Other operating expenses remained constant at 16.1% in both the first quarter of 2007 and first quarter of 2006. Insurance costs as a percentage of revenue declined due to favorable trends in general liability and workers compensation claims. In addition repair and maintenance costs decreased as a percentage of revenues from the first quarter of 2006. This was offset by increases in rent expense and asset write-offs as a percentage of revenues.

The Company’s effective income tax rate was 37.8% in the first quarter of 2007 compared to 38.7% in the first quarter of 2006.

Net Income

The Company had net income of $32.0 million in the first quarter of 2007 compared to $28.9 million in the first quarter of 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $.95 per share in the first quarter of 2007 from $.84 per share in the first quarter of 2006 due to the 11.0% increase in net income and a 2.5% decrease in the number of weighted average shares outstanding.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $84.7 million in the first quarter of 2007 compared to $59.4 million in the first quarter of 2006. Net cash outflows from investing activities for the first quarter of 2007 were $28.9 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first quarter of 2007 were $50.4 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $10.0 million at December 31, 2006 to $41.8 million at April 1, 2007 due primarily to the timing of payments for various accrued expenses.

In 2007, the Company plans to add approximately 10 restaurants, including relocating three restaurants. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average square footage of new stores in 2007 should approximate 12,500 square feet with projected average annual sales in excess of $2 million. The average capital cost of all new restaurants expected to open in 2007 is approximately $2.2 million per restaurant.

During the first three months of 2007, the Company opened three new restaurants, completed 13 major remodels, two expansions, seven game enhancements and eight small market enhancements. The Company currently estimates that total capital expenditures in 2007 will be approximately $90 to $92 million, including the $56 million the Company is expecting to invest in existing restaurants. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company’s line of credit.

The major remodel initiative typically includes expansion of the space allocated to the game room, an increase in the number of games and rides and in most cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The expected average cost of major remodels in 2007 is approximately $550,000 to $650,000. In addition to expanding the square footage of existing restaurants, expansions typically include all components of a major remodel including an increase in the number of games and rides and range in cost from $800,000 to $900,000 per restaurant. The primary components of the game enhancement initiative are to provide new games and rides and the average capital cost is currently approximately $100,000 to $150,000 per restaurant. Small market remodels primarily include new games and rides and typically the removal of seating. Small market remodels are expected to range in cost from $100,000 to $150,000.

The Company expects the aggregate capital costs in 2007 of completing game enhancements, small market remodels, major remodels and expanding the square footage of existing restaurants to total approximately $56 million and impact approximately 155 restaurants. This plan includes 65 game enhancements, 55 major remodels, 20 small market remodels and 15 store expansions.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 24.1 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $526.5 million. During the first quarter of 2007, the Company repurchased 517,500 shares at an aggregate purchase price of approximately $21.9 million. At the end of the first quarter of 2007, approximately $258.3 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005.

The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in July 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of April 1, 2007, there were $132.5 million in borrowings under this line of credit and outstanding letters of credit of $12.1 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and other non-cash items ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At April 1, 2007, the Company was in compliance with all of the above debt covenants.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.,48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109”(“FIN 48”), which became effective beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

New Accounting Pronouncements

See the New Accounting Pronouncements section of Note 5 to our Condensed Consolidated Financial Statements.

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

Item 3.	Quantitative a nd Qualitative Disclosures about Market Risk

The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

Item 4:	Controls an d Procedures

Background of Restatement

Following an internal investigation into the Company’s stock option accounting during the period from 1989 through 2005, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for each of the fiscal years during the three year period ended January 1, 2006, as well as the quarter ended April 2, 2006, should be restated to record additional stock-based compensation and related tax effects resulting from stock options granted during fiscal years 1989 through 2005 that were incorrectly accounted for under generally accepted accounting principles. The decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates used by the Company in preparing its consolidated financial statements. The investigation uncovered no evidence of fraud or intentional misconduct in the Company’s stock option granting practices; however, the investigation did find administrative errors, record-keeping deficiencies and other defects in the stock option granting process which resulted in an incorrect selection of measurement dates for certain grants.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of April 1, 2007.

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

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As previously discussed in our 2006 Form 10-K, filed on April 23, 2007, the Company has adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards in the future and continues to implement additional remedies regarding the material weakness described above. These actions include:

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 9, 2007, the staff of the Securities and Exchange Commission notified the Company in writing that their internal investigation into the Company’s stock option granting practices and related accounting matters was complete and that they did not intend to recommend any enforcement action against the Company with respect to this matter. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 23, 2007, the staff of the Securities and Exchange Commission notified the Company on August 1, 2006 that the staff would be conducting the above-referenced inquiry.

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

Item 1A.	Risk Fact ors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of common stock the Company made during the first quarter of 2007 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005 to purchase up to $400 million in the Company’s common stock in which $258.3 million remains for purchase under the program:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
Jan. 1 – Jan. 28, 2007	—	—	—	$280,279,183
Jan. 29 – Feb. 25, 2007	—	—	—	$280,279,183
Feb. 26 – Apr. 1, 2007	517,500	$42.39	517,500	$258,344,118

Total	517,500	$42.39

Item 6.	Exhibits.

10.1	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – J. Roger Cardinale

10.2	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Richard M. Frank

10.3	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Michael H. Magusiak

10.4	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Tim T. Morris

10.5	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Cynthia Pharr Lee

10.6	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Walter Tyree

10.7	Private Placement Agreement and Restricted Stock Agreement – Tim T. Morris

10.8	Private Placement Agreement and Restricted Stock Agreement – Walter Tyree

10.9	Private Placement Agreement and Restricted Stock Agreement – Cynthia Pharr Lee

10.10	Private Placement Agreement and Restricted Stock Agreement – Larry McDowell

10.11	Private Placement Agreement and Restricted Stock Agreement – Louis Neeb

10.12	Private Placement Agreement and Restricted Stock Agreement – Raymond Woolridge

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC ENTERTAINMENT, INC.

May 11, 2007	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ James Mabry
James Mabry
Vice President, Controller and Treasurer (Principal Accounting Officer)