Form 10-Q
period 2007-07-01
CEC ENTERTAINMENT INC
filed 2007-08-09
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4441 West Airport Freeway

Irving, Texas 75062

(Address of principal executive offices, including zip code)

(972) 258-8507

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerate filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

At August 3, 2007, an aggregate of 32,218,298 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

	July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,157	$18,308
Accounts receivable, net	12,468	17,556
Inventories	15,119	18,296
Prepaid expenses	9,200	8,210
Deferred tax asset	2,394	2,394

Total current assets	51,338	64,764

Property and equipment, net	663,619	637,560

Other assets	1,885	1,861

	$716,842	$704,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$724	$693
Accounts payable	33,766	33,430
Accrued liabilities	46,913	40,680

Total current liabilities	81,403	74,803

Long-term debt, less current portion	181,609	181,088

Deferred rent	71,254	68,449

Deferred tax liability	6,571	12,056

Accrued insurance	7,883	8,583

Other liabilities	4,854

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 58,536,253 and 56,619,300 shares issued, respectively	5,854	5,662
Capital in excess of par value	366,818	325,212
Retained earnings	569,373	531,435
Accumulated other comprehensive income	4,172	2,368
Less treasury shares of 26,318,285 and 24,359,450, respectively, at cost	(582,949)	(505,471)

	363,268	359,206

	$716,842	$704,185

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	July 1, 2007	July 2, 2006
Food and beverage revenues	$110,940	$110,283
Games and merchandise revenues	68,234	65,138
Franchise fees and royalties	645	747
Interest income	5	11

	179,824	176,179

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	21,261	20,533
Games and merchandise	7,925	7,875
Labor	51,474	50,866

	80,660	79,274
Selling, general and administrative expenses	25,867	25,729
Depreciation and amortization	17,601	16,145
Interest expense	2,850	2,340
Other operating expenses	39,148	36,115

	166,126	159,603

Income before income taxes	13,698	16,576
Income taxes	5,150	6,417

Net income	8,548	10,159
Other comprehensive income, net of tax: Foreign currency translation	1,543	682

Comprehensive income	$10,091	$10,841

Earnings per share:
Net income per share:
Basic	$.27	$.31

Diluted	$.26	$.30

Weighted average shares outstanding:
Basic	32,020	32,745

Diluted	33,003	33,546

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Six Months Ended
	July 1, 2007	July 2, 2006
Food and beverage revenues	$254,946	$258,883
Games and merchandise revenues	156,270	142,644
Franchise fees and royalties	1,501	1,631
Interest income	6	13

	412,723	403,171

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	47,830	47,955
Games and merchandise	17,610	17,937
Labor	109,708	110,492

	175,148	176,384
Selling, general and administrative expenses	55,561	54,212
Depreciation and amortization	34,707	32,064
Interest expense	5,622	4,133
Other operating expenses	76,509	72,725

	347,547	339,518

Income before income taxes	65,176	63,653
Income taxes	24,608	24,641

Net income	40,568	39,012
Other comprehensive income, net of tax: Foreign currency translation	1,804	703

Comprehensive income	$42,372	$39,715

Earnings per share:
Net income per share:
Basic	$1.26	$1.18

Diluted	$1.22	$1.15

Weighted average shares outstanding:
Basic	32,093	33,182

Diluted	33,356	34,038

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value:
Balance, beginning of year	$330,874	56,619
Stock options exercised	37,360	1,703
Excess tax benefit from stock-based compensation	1,830
Stock issued under 401(k) plan	473	12
Stock-based compensation expense	2,141
Restricted stock returned for taxes	(6)	(1)
Issuance of restricted stock, net of forfeiture adjustments		203

Balance, July 1, 2007	372,672	58,536

Retained earnings:
Balance beginning of year	531,435
Net income	40,568
Cumulative effect of adoption of FIN 48 (see Note 6)	(2,630)

Balance, July 1, 2007	569,373

Accumulated other comprehensive income:
Balance, beginning of year	2,368
Foreign currency translation	1,804

Balance, July 1, 2007	4,172

Treasury shares:
Balance, beginning of year	(505,471)	24,359
Treasury stock acquired	(77,478)	1,959

Balance, July 1, 2007	(582,949)	26,318

Total shareholders’ equity	$363,268

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating activities:
Net income	$40,568	$39,012
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,707	32,064
Deferred income taxes	611	(3,764)
Stock-based compensation expense	2,084	2,717
Contributions from landlords	1,491	3,304
Deferred lease rentals	1,314	1,043
Provision for asset write-offs	3,721	6,390
Changes in assets and liabilities:
Accounts receivable	5,088	3,253
Inventories	3,177	(1,651)
Prepaid expenses	(990)	(1,557)
Accounts payable	(2,772)	(3,634)
Accrued liabilities	578	9,183

Cash provided by operating activities	89,577	86,360

Investing activities:
Purchases of property and equipment	(58,186)	(51,011)
Decrease (increase) in other assets	(73)	351

Cash used in investing activities	(58,259)	(50,660)

Financing activities:
Proceeds on long-term debt	42,000	57,800
Payments on long-term debt	(41,539)	(32,358)
Stock options exercised	37,360	6,605
Excess tax benefit from stock-based compensation	1,830	350
Restricted shares returned for taxes	(486)	0
Treasury stock acquired	(76,999)	(66,776)
Other	365	68

Cash used in financing activities	(37,469)	(34,311)

Increase (decrease) in cash and cash equivalents	(6,151)	1,389
Cash and cash equivalents, beginning of period	18,308	12,184

Cash and cash equivalents, end of period	$12,157	$13,573

Supplemental cash flow information:
Interest paid	$5,170	$3,870
Income taxes paid	24,934	21,869
Non-cash investing and financing activities:
Accrued construction accounts payable	$10,926	$7,486
Stock issued under 401(k) plan	473	457
Issuance of restricted stock, net of forfeiture adjustments	6,835	6,933
Treasury shares retired and reserved for 401(k) plan		3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial statements:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods ended July 1, 2007 and July 2, 2006 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. Results of operations for the periods ended July 1, 2007 and July 2, 2006 are not necessarily indicative of the results expected for the year.

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

Under the terms of the Company’s stock option plans, employees and non-employee directors were granted options to purchase the Company’s common stock at a price equal to the fair market value on the date of grant. Options may not be exercised until the employee has been continuously employed for at least one year after the date of grant. Shares granted generally vest over a period of one to four years. The Company issues new shares for stock option exercises.

In May 2004, the Company adopted a non-employee directors restricted stock plan under which 50,000 shares were authorized to be granted before December 31, 2014. In June 2007, the Company’s shareholders approved an additional 25,000 shares for issuance under the same plan. All shares awarded under the non-employee directors plan shall provide for a vesting period of four years.

In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares were authorized to be granted before December 31, 2014. In June 2007 and May 2006, the Company’s shareholders approved an additional 100,000 and 500,000 shares respectively for issuance under the same plan. All shares awarded under the employee restricted stock plan shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which expire or terminate may be re-granted under the plan. The Company issues new shares for restricted stock awards.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Stock-based compensation (continued):

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Life (Years)	Aggregate Intrinsic Value
				(thousands)
Options outstanding, December 31, 2006	4,932,678	$25.66	2.4
Granted	0
Exercised	(1,702,881)	21.94
Forfeited	(44,992)	31.24

Options outstanding, July 1, 2007	3,184,805	27.57	2.2	$24,300

Options exercisable, July 1, 2007	2,689,882	$26.03	2.1	$24,668

The intrinsic value of options exercised in the first six months of 2007 was $9.5 million. There were no stock options granted in 2006 or the first six months of 2007. Unrecognized pretax stock-based compensation cost as of July 1, 2007 was $1.7 million related to stock options granted.

Restricted stock transactions are summarized as follows:

	Restricted Stock Awards	Weighted Avg. Grant Date Fair Value
Restricted stock outstanding, December 31, 2006	240,877	$32.18
Granted	214,966	38.68
Vested	(58,961)	32.17
Forfeited	(12,434)	36.62

Restricted stock outstanding, July 1, 2007	384,448	35.68

The total fair value of shares vested during the first six months of 2007 was $2.5 million. No shares vested during the first six months of 2006. Unrecognized pretax stock-based compensation cost as of July 1, 2007 was $11.2 million related to shares of restricted stock issued which will be recognized over a weighted average period of 3.3 years.

The fair value of stock-based compensation is recognized in expense over the vesting period. The fair value of options granted is determined on the accounting measurement date using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the closing market price of a share of common stock on the accounting measurement date. The unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended July 1, 2007 and July 2, 2006 reflect pre-tax stock-based compensation cost of $1.2 million and $1.4 million, respectively and for the six months ended July 1, 2007 and July 2, 2006 reflects pre-tax stock-based compensation cost of $2.1 million and $2.7 million respectively. The impact on net income for the second quarter ended July 1, 2007 and July 2, 2006 was a decrease of $756,000 and $879,000 respectively. The impact on net income for the six months ended July 1, 2007 and July 2, 2006 was $1.3 million and $1.7 million respectively. Stock-based compensation cost of $57,000 and $88,000 was capitalized as property and equipment in the first six months of 2007 and 2006 respectively. The amount expensed in 2007 and 2006 includes the expense of restricted stock granted in 2007 and 2006.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$8,548	$10,159	$40,568	$39,012

Basic:
Weighted average common shares outstanding	32,020	32,745	32,093	33,182

Earnings per common share	$.27	$.31	$1.26	$1.18

Diluted:
Weighted average common shares outstanding	32,020	32,745	32,093	33,182
Potential common shares for stock options	983	801	1,263	856

Weighted average shares outstanding	33,003	33,546	33,356	34,038

Earnings per common and potential common share	$.26	$.30	$1.22	$1.15

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

There are no other recently issued accounting standards effective after July 1, 2007 that are expected to materially impact the Company.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Income taxes:

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of the adoption, including the increase in the liability noted above, the Company had approximately $9.4 million of unrecognized tax benefits. Included in the balance at January 1, 2007, are $2.2 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of July 1, 2007, the Company has approximately $9.6 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in interest expense. Penalties related to uncertain tax positions are part of selling, general and administrative expenses. Total amount of interest and penalties accrued as of January 1, 2007 was $2.1 million. During the fiscal quarter ended July 1, 2007, the Company recognized approximately $149,000 of accrued interest associated with uncertain tax positions. As of July 1, 2007, the Company has approximately $2.4 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to the U.S. federal income tax, income tax in multiple U.S. state jurisdictions and in Canada. The U.S. federal tax years 2003 through 2006 are open to audit, with 2003 through 2005 currently under examination. In general, the state tax years open to audit range from 2003 through 2006 and the Canadian tax years open to audit include 2002 through 2006. Within the next twelve months, we expect to settle or otherwise conclude all federal income tax examinations for the years 2003 through 2005, as well as certain ongoing tax audits, and as such it is possible that tax positions related to those periods would be settled. However, at this time, it is impracticable to measure its impact on the Company’s liability for uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company and its subsidiaries develop, operate and franchise restaurants under the name “Chuck E. Cheese’s ®” in 48 states and five foreign countries/territories. The primary sources of the Company’s revenues are from Company restaurant sales (food, beverage, games and merchandise) and franchise royalties and fees.

Certain expenses relate only to Company operated restaurants. These include:

•	Food, beverage and related supplies which include, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

•	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

•	Labor costs which include all direct restaurant labor costs and benefits, with the exception of hourly game technician labor, are included in games and merchandise cost.

•	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

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

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues is shown below.

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	11.8	11.7	11.6	11.9
Games and merchandise	4.4	4.5	4.3	4.4
Labor	28.6	28.9	26.6	27.4

	44.8	45.1	42.5	43.7
Selling, general and administrative	14.4	14.5	13.4	13.4
Depreciation and amortization	9.8	9.2	8.4	8.0
Interest expense	1.6	1.3	1.4	1.0
Other operating expenses	21.8	20.4	18.5	18.0

	92.4	90.5	84.2	84.1

Income before income taxes	7.6	9.5	15.8	15.9
Income tax expense	2.8	3.7	6.0	6.2

Net income	4.8%	5.8%	9.8%	9.7%

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Number of Company-operated stores:
Beginning of period	485	477	484	475
New	4		7	3
Closed	(2)	(1)	(4)	(2)

End of period	487	476	487	476

Number of franchise stores:
Beginning of period	45	45	45	44
New				1
Closed	(1)		(1)

End of period	44	45	44	45

Second Quarter 2007 Compared to Second Quarter 2006

Revenues

Revenues increased 2.1% to $179.8 million in the second quarter of 2007 from $176.2 million in the second quarter of 2006 due to a weighted average increase of 11 Company-operated restaurants that was partially offset by a decrease of 1.6% in comparable store sales between the periods. The Company believes the decrease in comparable store sales is due in part to decreased disposable income available for discretionary spending by customers and significant increases in competition including family movies during the quarter. Menu prices increased 2.6% between the second quarter of 2006 and the second quarter of 2007.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 92.4% in the second quarter of 2007 from 90.5% in the second quarter of 2006.

Cost of sales decreased as a percentage of revenues to 44.8% in the second quarter of 2007 from 45.1% in the comparable period of 2006. Cost of food, beverage, and related supplies as a percentage of revenues increased to 11.8% in the second quarter of 2007 from 11.7% in the second quarter of 2006 due primarily to a $0.55 increase in the average price per pound of cheese in the second quarter of 2007 compared to the same period in the prior year. This increase was partially offset by a 2.6% increase in average menu prices. Cost of games and merchandise as a percentage of revenues decreased to 4.4% in the second quarter of 2007 from 4.5% in the second quarter of 2006. Labor expense as a percentage of revenues decreased to 28.6% in the second quarter of 2007 from 28.9% in the second quarter of 2006 primarily due to the increase in menu prices and improvement in labor productivity in the restaurants which offset a 5.7% increase in average hourly wage rates.

Selling, general and administrative expenses as a percentage of revenues decreased to 14.4% in the second quarter of 2007 compared to 14.5% in the second quarter of 2006 primarily due to a 0.5% reduction in advertising expense and a 0.3% reduction in home office compensation expense partially offset by a 0.4% increase in professional service fees and other miscellaneous increases as a percentage of revenues in the second quarter of 2007 compared to the second quarter of 2006.

Depreciation and amortization expenses increased to $17.6 million in the second quarter of 2007 from $16.1 million in the second quarter of 2006 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.6% in the second quarter of 2007 from 1.3% in the second quarter of 2006 primarily due to interest accrued for uncertain tax positions and an increase in the average outstanding debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 21.8% in the second quarter of 2007 from 20.4% in the second quarter of 2006 primarily due to a $5.0 million favorable adjustment to insurance expense in the prior year and a 0.6% increase in rent and property taxes as a percentage of revenues primarily due to the decline in comparable store sales in the second quarter of 2007. This was offset by a 1.8% improvement in asset write-offs as a percentage of revenues resulting from significant write-offs in the second quarter of 2006, which includes a $3.5 million asset impairment charge for certain small town restaurants and a $950,000 charge relating to a change in the Company’s redeployment plans for certain used games included in inventory. During the second quarter of 2007, the Company took a $1.3 million asset impairment charge for one small market restaurant.

The Company’s effective income tax rate was 37.6% in the second quarter of 2007 compared to 38.7% in the second quarter of 2006.

Net Income

The Company had net income of $8.5 million in the second quarter of 2007 compared to $10.2 million in the second quarter of 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased to $0.26 per share in the second quarter of 2007 from $0.30 per share in the second quarter of 2006 due to the 15.9% decrease in net income that was partially offset by a 1.6% decrease in the number of weighted average shares outstanding.

First Six Months of 2007 Compared to First Six Months of 2006

Revenues

Revenues increased 2.4% to $412.7 million in the first six months of 2007 from $403.2 million in the first six months of 2006 due to a weighted average increase of 11 Company-operated restaurants that was partially offset by a decrease of 0.4% in comparable store sales between the periods. Menu prices increased 2.7% between the first six months of 2006 and the first six months of 2007.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 84.2% in the first six months of 2007 from 84.1% in the first six months of 2006.

Cost of sales decreased as a percentage of revenues to 42.5% in the first six months of 2007 from 43.7% in the comparable period of 2006. Cost of food, beverage, and related supplies as a percentage of revenues decreased to 11.6% in the first six months of 2007 from 11.9% in the first six months of 2006 due primarily to a 2.7% increase in average menu prices. This decrease was partially offset by a $0.33 increase in the average price per pound of cheese in the first six months of 2007 compared to the same period in the prior year. Cost of games and merchandise as a percentage of revenues decreased to 4.3% in the first six months of 2007 from 4.4% in the first six months of 2006 primarily due to the distribution of free tockens related to a marketing promotion in the first quarter of 2006. Labor expense as a percentage of revenues decreased to 26.6% in the first six months of 2007 from 27.4% in the first six months of 2006 primarily due to the increase in menu prices and the improvement in labor productivity in the restaurants which is offset by a 7.1% increase in hourly wage rates.

Selling, general and administrative expenses as a percentage of revenues remained consistent at 13.4% in the first six months of 2007 and the first six months of 2006. A 0.5% reduction in advertising expense was offset by a 0.3% increase in professional service fees and other miscellaneous expenses as a percentage of revenues from the first six months of 2006.

Depreciation and amortization expenses increased to 8.4% as a percentage of revenues to $34.7 million in the first six months of 2007 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.4% in the first six months of 2007 from 1.0% in the first six months of 2006 primarily due to interest accrued for uncertain tax positions and an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 18.5% in the first six months of 2007 from 18.0% in the first six months of 2006 primarily due to a 0.8% increase in insurance expense as a percentage of revenues due to a $5.0 favorable adjustment to expense in the prior year and a 0.5% increase in rent, property taxes and preopening expenses as a percentage of revenues primarily due to the decline in comparable store sales in the first six months of 2007. This was offset by a 0.6% improvement in asset write-offs as a percentage of revenues resulting from significant write-offs in the first six months of 2006.

The Company’s effective income tax rate was 37.8% in the first six months of 2007 compared to 38.7% in the first six months of 2006.

Net Income

The Company had net income of $40.6 million in the first six months of 2007 compared to $39.0 million in the first six months of 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $1.22 per share in the first six months of 2007 from $1.15 per share in the first six months of 2006 due to the 4.0% increase in net income and a 2.0% decrease in the number of weighted average shares outstanding.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $89.6 million in the first six months of 2007 compared to $86.4 million in the first six months of 2006. Net cash outflows from investing activities for the first six months of 2007 were $58.3 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first six months of 2007 were $37.5 million, primarily related to payments to reduce outstanding debt and the repurchase of the Company’s common stock. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $10.0 million at December 31, 2006 to $30.1 million at July 1, 2007 due primarily to a decrease in cash and accounts receivable and the timing of payments for various accrued expenses.

In 2007, the Company plans to add approximately 10 restaurants, including relocating three restaurants. The Company currently anticipates its cost of opening such new restaurants will vary depending upon many factors including the size of the restaurants and whether the Company acquires land or the restaurant is an in-line or freestanding building. The average square footage of new stores in 2007 should approximate 12,500 square feet with projected average annual sales in excess of $2 million. The average capital cost of all new restaurants expected to open in 2007 is approximately $2.5 million per restaurant.

During the first six months of 2007, the Company opened seven new restaurants, completed 28 major remodels, five expansions, 32 game enhancements and 12 small market remodels. The Company currently estimates that total capital expenditures in 2007 will be approximately $100 to $105 million, including $60 to $65 million the Company is expecting to invest in existing restaurants. The Company plans to finance its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company’s line of credit.

The major remodel initiative typically includes expansion of the space allocated to the game room, an increase in the number of games and rides and in most cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The expected average cost of major remodels in 2007 is approximately $550,000 to $650,000. In addition to expanding the square footage of existing restaurants, expansions typically include all components of a major remodel including an increase in the number of games and rides and range in cost from $800,000 to $900,000 per restaurant. The primary components of the game enhancement initiative are to provide new games and rides and the average capital cost is approximately $150,000 per restaurant. Small market remodels primarily include new games and rides and typically the removal of seating. Small market remodels are expected to range in cost from $100,000 to $150,000.

The Company expects the aggregate capital costs in 2007 of completing game enhancements, small market remodels, major remodels and expanding the square footage of existing restaurants to total approximately $60 to $65 million and impact approximately 160 restaurants. This plan includes 65 to 70 game enhancements, 20 small market remodels, 55 major remodels, and 18 store expansions.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 25.6 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $581.5 million. During the first six months of 2007, the Company repurchased 1,947,398 shares at an aggregate purchase price of approximately $77.0 million. At the end of the first six months of 2007, approximately $203.3 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005.

The Company has available borrowings under its line of credit agreement of up to $200 million that is scheduled to mature in July 2010. Interest under the line of credit is dependent on earnings and debt levels of the Company and ranges from prime or, at the Company’s option, LIBOR plus 0.50% to 1.25%. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.75%. As of July 1, 2007, there were $169.0 million in borrowings under this line of credit and outstanding letters of credit of $12.1 million. The line of credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum total debt to earnings before interest, taxes, depreciation, amortization and other non-cash items ratio of 3.0 to 1.0. Borrowings under the line of credit agreement are unsecured but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. At July 1, 2007, the Company was in compliance with all of the above debt covenants.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.,48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109” (“FIN 48”), which became effective beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

We previously reported a material weakness in our internal control over financial reporting in our 2007 Form 10-Q, filed on May 14, 2007 and our 2006 10-K, filed on April 23, 2007 regarding this restatement. Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP.

Our remediation efforts relating to the material weakness in our internal controls described above were complete as of July 1, 2007. Our remediation efforts included the following actions:

•

Engaging a compensation consultant to review existing equity based compensation plans to assist in compliance matters and to assist in development and implementation of a set of best practices established by the Audit Committee in conjunction with the investigation described above, with respect to its equity based compensation plans.

•	The adoption of a formal written policy concerning equity-based compensation awards to employees, which includes, among other things, the following:

•	Equity based compensation awards will be made only at meetings of the Board, and not by unanimous written consents in lieu of a meeting;

•

The Board of Directors or committee thereof will meet between two and ten business days after each quarterly earnings release, and equity based compensation awards will be made only at these four meetings.

Evaluation of Disclosure Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2007, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As previously disclosed in our 2006 10-K, the Company adopted certain actions concerning corporate governance to enhance the process for equity-based compensation awards regarding the material weakness described above. The changes adopted during 2006 were tested during this fiscal quarter.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

On June 25, 2007, the Court ordered the consolidation into the Blanco Litigation of a similar, but separate FACTA lawsuit against the Company. On February 8, 2007, a purported class action lawsuit against the Company, entitled Price v. CEC Entertainment, Inc., et. al., Cause No. CV-07-00923 (“Price Litigation”), was filed in the United States District Court for the Central District of California. The Price Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s restaurants purporting to represent the following two classes of individuals in the United States: (i) all persons to whom, on or after January 1, 2005, the Company provided, through use of a machine that was first put into use by the Company on or after January 1, 2005, an electronically printed receipt which was in violation of U.S.C. Section 1681c(g) of FACTA; and (ii) all persons to whom, on or after December 4, 2006, the Company provided, through use of a machine that was being used by the Company before January 1, 2005, an electronically printed receipt which was in violation of FACTA. The Price Litigation was not seeking actual damages, but was only seeking statutory damages for each willful violation under FACTA and a permanent injunction enjoining the Company from engaging in unlawful violations of FACTA. The Price Litigation was consolidated into the Blanco Litigation while it was still in its preliminary stages and before discovery had begun.

The post-consolidation Blanco Litigation is still in its preliminary stages and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ efforts to certify a nationwide class action.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the second quarter of 2007. The Company’s Board of Directors authorized a repurchase program in July 2005 to purchase up to $400 million in the Company’s common stock in which $203.3 million remains for purchase under the program.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
Apr. 2 – Apr. 29, 2007	122	$42.55	—	$258,344,118
Apr. 30 – May 27, 2007	1,355,004	$38.49	1,354,898	$206,188,613
May 28 – Jul. 1, 2007	75,100	$38.78	75,000	$203,279,935

Total	1,430,226	$38.51

(1)	For the periods ended April 29, 2007, May 27, 2007 and July 1, 2007, the total number of shares purchased includes 122, 106, and 100 shares, respectively, owned and tendered by employees at an average price per share of $42.55, $40.38, and $37.11, respectively, to satisfy tax withholding requirements on the vesting of restricted shares.

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on June 27, 2007. The 2004 Restricted Stock Plan (the “Employee Plan”) and the Non-Employee Directors Restricted Stock Plan (the “Directors Plan”) are incorporated into this Form 10-Q as Exhibit 10.1 and Exhibit 10.2, respectively. Capitalized terms used below shall have the meaning assigned to them in the Employee Plan or the Directors Plan, as the case may be.

Proposal No. 1: The stockholders re-elected each of the following persons as Class I directors to serve for a term of three years or until their successors are elected and qualified or until their earlier resignation or removal.

	For	Withheld
Michael H. Magusiak	28,490,027	1,237,218
Larry T. McDowell	27,891,460	1,835,785
Walter Tyree	28,344,594	1,382,651

Proposal No. 2: The stockholders approved an amendment to the Employee Plan adding performance criteria for some participants. The amendment provides that performance goals can be established for Restricted Stock Awards made to any employee.

For	Against	Abstain
29,103,264	609,366	14,615

Proposal No. 3: The stockholders approved an amendment to the Employee Plan adding providing that the number of shares of Common Stock which may be issued under the Employee Plan would be increased from 1,000,000 to 1,100,000.

For	Against	Abstain	Broker Non Votes
26,627,622	1,539,506	11,003	1,549,114

Proposal No. 4: The stockholders approved an amendment to the Directors Plan increasing the amount of the Restricted Stock Award to be granted on the fifth Business Day in January from a Fair Market Value as of the Date of Grant totaling $75,000 to $100,000, and thereafter on the annual date of the grant. In addition, for 2007, the amendment granted each Eligible Director, on the fifth Business Day following the date on which the Company’s stockholders approve the amendment, an additional Restricted Stock Award equal to the number of shares of Common Stock having a Fair Market Value as of said fifth Business Day totaling $25,000.

For	Against	Abstain
28,415,787	1,154,962	156,496

Proposal No. 5: The stockholders approved an amendment to the Directors Plan providing that the number of shares of Common Stock which may be issued under the Director Plan would be increased from 50,000 to 75,000.

For	Against	Abstain	Broker Non Votes
26,561,572	1,605,635	10,924	1,549,114

Proposal No. 6: The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

For	Against	Abstain
29,660,401	63,356	3,488

Item 6.	Exhibits

10.1	2004 Restricted Stock Plan.

10.2	Non-Employee Directors Restricted Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC ENTERTAINMENT, INC.

August 9, 2007	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ James Mabry
James Mabry
Vice President, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Document
10.1	2004 Restricted Stock Plan

10.2	Non-Employee Directors Restricted Stock Plan

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard M. Frank.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Morris.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard M. Frank.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher D. Morris.