Form 10-Q
period 2007-09-30
CEC ENTERTAINMENT INC
filed 2007-11-09
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 5, 2007, an aggregate of 29,417,034 shares of the registrant’s Common Stock, par value of $.10 each (being the registrant’s only class of common stock), were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,568	$18,308
Accounts receivable, net	27,895	17,556
Inventories	14,325	18,296
Prepaid expenses	9,226	8,210
Deferred tax asset	2,394	2,394

Total current assets	69,408	64,764

Property and equipment, net	672,335	637,560

Other assets	1,328	1,861

	$743,071	$704,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$741	$693
Accounts payable	30,407	33,430
Accrued liabilities	53,010	40,680

Total current liabilities	84,158	74,803

Long-term debt, less current portion	227,483	181,088

Deferred rent	71,865	68,449

Deferred tax liability	22,341	12,056

Accrued insurance	7,121	8,583

Other liabilities	4,854

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; 58,541,716 and 56,619,300 shares issued, respectively	5,854	5,662
Capital in excess of par value	368,139	325,212
Retained earnings	585,291	531,435
Accumulated other comprehensive income	5,355	2,368
Less treasury shares of 28,262,111 and 24,359,450, respectively, at cost	(639,390)	(505,471)

	325,249	359,206

	$743,071	$704,185

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Three Months Ended
	September 30, 2007	October 1, 2006
Food and beverage revenues	$120,207	$120,088
Games and merchandise revenues	76,531	73,903
Franchise fees and royalties	728	670
Interest income	13	10

	197,479	194,671

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	23,683	21,961
Games and merchandise	8,644	8,176
Labor	53,942	52,074

	86,269	82,211
Selling, general and administrative expenses	25,258	27,265
Depreciation and amortization	18,026	16,308
Interest expense	3,071	2,686
Other operating expenses	39,740	38,151

	172,364	166,621

Income before income taxes	25,115	28,050
Income taxes	9,198	10,858

Net income	15,917	17,192

Other comprehensive income, net of tax:
Foreign currency translation	1,183	(3)

Comprehensive income	$17,100	$17,189

Earnings per share:
Net income per share:
Basic	$.51	$.54

Diluted	$.50	$.53

Weighted average shares outstanding:
Basic	31,247	31,975

Diluted	31,615	32,614

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(Thousands, except per share data)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Food and beverage revenues	$375,153	$378,971
Games and merchandise revenues	232,801	216,547
Franchise fees and royalties	2,229	2,301
Interest income	19	23

	610,202	597,842

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	71,513	69,916
Games and merchandise	26,254	26,113
Labor	163,650	162,566

	261,417	258,595
Selling, general and administrative expenses	80,819	81,477
Depreciation and amortization	52,733	48,372
Interest expense	8,693	6,819
Other operating expenses	116,249	110,876

	519,911	506,139

Income before income taxes	90,291	91,703
Income taxes	33,805	35,499

Net income	56,486	56,204

Other comprehensive income, net of tax:
Foreign currency translation	2,987	700

Comprehensive income	$59,473	$56,904

Earnings per share:
Net income per share:
Basic	$1.78	$1.71

Diluted	$1.72	$1.67

Weighted average shares outstanding:
Basic	31,816	32,779

Diluted	32,769	33,581

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Thousands)

	Amounts	Shares
Common stock and capital in excess of par value:
Balance, December 31, 2006	$330,874	56,619
Stock options exercised	37,627	1,715
Excess tax benefit from stock-based compensation	1,842
Stock issued under 401(k) plan	476	12
Stock-based compensation expense	3,181
Restricted stock returned for taxes	(7)
Issuance of restricted stock, net of forfeiture adjustments		196

Balance, September 30, 2007	373,993	58,542

Retained earnings:
Balance, December 31, 2006	531,435
Net income	56,486
Cumulative effect of adoption of FIN 48 (see Note 7)	(2,630)

Balance, September 30, 2007	585,291

Accumulated other comprehensive income:
Balance, December 31, 2006	2,368
Foreign currency translation	2,987

Balance, September 30, 2007	5,355

Treasury shares:
Balance, December 31, 2006	(505,471)	24,359
Treasury stock acquired	(133,919)	3,903

Balance, September 30, 2007	(639,390)	28,262

Total shareholders’ equity	$325,249

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Operating activities:
Net income	$56,486	$56,204
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,733	48,372
Deferred income taxes	16,339	(5,717)
Stock-based compensation expense	3,090	4,219
Contributions from landlords	1,491	3,628
Deferred lease rentals	1,925	1,575
Provision for asset write-offs	5,192	7,625
Changes in assets and liabilities:
Accounts receivable	(10,339)	2,464
Inventories	3,971	(4,589)
Prepaid expenses	(1,016)	(1,231)
Accounts payable	(3,915)	(830)
Accrued liabilities	5,913	12,787

Cash provided by operating activities	131,870	124,507

Investing activities:
Purchases of property and equipment	(86,662)	(83,908)
Decrease in other assets	458	113

Cash used in investing activities	(86,204)	(83,795)

Financing activities:
Proceeds on long-term debt	98,000	59,435
Payments on long-term debt	(51,716)	(36,748)
Stock options exercised	37,627	7,279
Excess tax benefit from stock-based compensation	1,842	343
Restricted shares returned for taxes	(486)	0
Treasury stock acquired	(133,440)	(66,776)
Other	(233)	(167)

Cash used in financing activities	(48,406)	(36,634)

Increase (decrease) in cash and cash equivalents	(2,740)	4,078
Cash and cash equivalents, beginning of period	18,308	12,184

Cash and cash equivalents, end of period	$15,568	$16,262

Supplemental cash flow information:
Interest paid	$8,332	$6,574
Income taxes paid	29,727	33,453
Non-cash investing and financing activities:
Accrued construction accounts payable	$8,712	$9,511
Stock issued under 401(k) plan	476	457
Investment in capital leases		376
Issuance of restricted stock, net of forfeiture adjustments	7,927	7,100
Treasury shares retired and reserved for 401(k) plan		3,796

See notes to condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial statements:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods ended September 30, 2007 and October 1, 2006 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements referred to above should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. Results of operations for the periods ended September 30, 2007 and October 1, 2006 are not necessarily indicative of the results expected for the year.

2. Stock based compensation:

The Company accounts for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”) using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant.

The Company has stock-based compensation plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) restricted stock plans for employees and non-employee directors, and c) a retirement savings plan. In conjunction with shareholder approval of restricted stock plans for employee and non-employee directors, the Company agreed to discontinue issuing stock options to its employees and non-employee directors pursuant to the Company’s stock option plans at this time.

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

In May 2004, the Company adopted an employee restricted stock plan under which 500,000 shares were authorized to be granted before December 31, 2014. In June 2007 and May 2006, the Company’s shareholders approved an additional 100,000 and 500,000 shares respectively for issuance under the same plan. All shares awarded under the employee restricted stock plan shall provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years, subject to the terms of the employee restricted stock plan. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Shares which are withheld, expire or terminate may be re-granted under the employee restricted stock plan. The Company issues new shares for restricted stock awards.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Stock-based compensation (continued):

Stock option transactions are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Life (Years)	Aggregate Intrinsic Value
				(thousands)
Options outstanding, December 31, 2006	4,932,678	$25.66	2.4
Granted	0
Exercised	(1,714,581)	21.95
Forfeited	(89,481)	32.76

Options outstanding, September 30, 2007	3,128,616	27.60	2.2	$0

Options exercisable, September 30, 2007	2,650,943	$26.08	2.0	$2,100

The intrinsic value of options exercised in the first nine months of 2007 was $29.6 million. There were no stock options granted in 2006 or the first nine months of 2007. Unrecognized pretax stock-based compensation cost as of September 30, 2007 was $1.2 million related to stock options granted.

Restricted stock transactions are summarized as follows:

	Restricted Stock Awards	Weighted Avg. Grant Date Fair Value
Restricted stock outstanding, December 31, 2006	240,877	$32.18

Granted	219,497	38.62
Vested	(59,128)	32.16
Forfeited	(23,243)	36.13

Restricted stock outstanding, September 30, 2007	378,003	35.68

The total fair value of shares vested during the first nine months of 2007 was $2.5 million. No shares vested during the first nine months of 2006. Unrecognized pretax stock-based compensation cost as of September 30, 2007 was $10.5 million related to shares of restricted stock issued which will be recognized over a weighted average of the remaining vesting period of 3.0 years.

The fair value of stock-based compensation is recognized in expense over the vesting period. The fair value of options granted is determined on the accounting measurement date using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the closing market price of a share of common stock on the accounting measurement date. The unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended September 30, 2007 and October 1, 2006 reflect pre-tax stock-based compensation cost of $1.0 million and $1.5 million, respectively and for the nine months ended September 30, 2007 and October 1, 2006 reflects pre-tax stock-based compensation cost of $3.1 million and $4.2 million respectively. The impact on net income for the quarters ended September 30, 2007 and October 1, 2006 was a decrease of $638,000 and $915,000 respectively. The impact on net income for the nine months ended September 30, 2007 and October 1, 2006 was a decrease of $1.9 million and $2.6 million respectively. Stock-based compensation cost of $91,000 and $128,000 was capitalized as property and equipment in the first nine months of 2007 and 2006 respectively. The amount expensed in 2007 and 2006 includes the expense of restricted stock granted in 2007 and 2006.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Earnings per common share:

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS adjusts for the effect of potential common shares from dilutive stock options and restricted shares using the treasury stock method. Earnings per common and potential common share were computed as follows (thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$15,917	$17,192	$56,486	$56,204

Basic:
Weighted average common shares outstanding	31,247	31,975	31,816	32,779

Earnings per common share	$.51	$.54	$1.78	$1.71

Diluted:
Weighted average common shares outstanding	31,247	31,975	31,816	32,779
Potential common shares for stock options and restricted shares	368	639	953	802

Weighted average shares outstanding	31,615	32,614	32,769	33,581

Earnings per common and potential common share	$.50	$.53	$1.72	$1.67

Stock options to purchase 1,132.173 and 1,396,338 common shares for the three months ended September 30, 2007 and October 1, 2006, respectively, and 40,158 and 881,463 common shares for the nine months ended September 30, 2007 and October 1, 2006, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater that the average market price of the common share for the periods presented and, therefore, their effect would be antidilutive (i.e. including these options would result in higher diluted EPS).

4. Long-term debt:

In August 2007, the Company increased its $200.0 million revolving credit facility agreement by $100.0 million in accordance with the terms of the agreement. Other than increasing total borrowing capacity to $300.0 million, the terms of the credit facility agreement, including maturity, interest rates and financial covenants ratios remained unchanged. As of September 30, 2007 and December 31, 2006, $215.0 million and $168.2 million, respectively, of borrowings were outstanding under the credit facility.

Refer to Note 8 for discussion regarding amending of the Company’s credit facility.

5. Commitments and contingencies:

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Commitments and contingencies (continued):

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

The post-consolidation Blanco Litigation is still in its preliminary stages and discovery has not yet been completed. Both parties have served and answered written discovery. Also, CEC deposed Plaintiff Blanco on August 5, 2007. Plaintiff Blanco’s attorneys, however, have not deposed any CEC representatives. On October 1, 2007, Plaintiff Blanco filed her Motion for Class Certification. CEC is currently preparing its response thereto. Accordingly, the Court has not yet ruled on whether Plaintiff Blanco’s proposed class should be certified. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ efforts to certify a nationwide class action.

From time to time, the Company is involved in litigation which is incidental to its business. In the Company’s opinion, no litigation, other than discussed above, to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

There are no other recently issued accounting standards effective after September 30, 2007 that are expected to materially impact the Company.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income taxes:

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of the adoption, including the increase in the liability noted above, the Company had approximately $13.7 million of unrecognized tax benefits. Included in the balance at January 1, 2007, are $2.2 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of September 30, 2007, the Company has approximately $11.9 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in interest expense. Penalties related to uncertain tax positions are part of selling, general and administrative expenses. The total amount of interest and penalties accrued as of January 1, 2007 was $2.1 million. During the fiscal quarter ended September 30, 2007, the Company recognized approximately $750,000 of accrued penalties associated with uncertain tax positions. As of September 30, 2007, the Company has approximately $3.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to the U.S. federal income tax, income tax in multiple U.S. state jurisdictions and in Canada. The U.S. federal tax years 2003 through 2006 are open to audit, with 2003 through 2005 currently under examination. In general, the state tax years open to audit range from 2003 through 2006 and the Canadian tax years open to audit include 2002 through 2006. Within the next twelve months, we expect to settle or otherwise conclude all federal income tax examinations for the years 2003 through 2005, as well as certain ongoing state income tax audits. As such, it is possible the Company’s liability of uncertain tax positions would decrease by approximately $7.6 million.

8. Subsequent Events:

On October 19, 2007, the Company amended its revolving credit facility agreement to provide for total borrowings of up to $550.0 million for a term of five years. The new credit facility replaces the Company’s previous $300.0 million borrowing arrangement. The new credit facility, which matures in 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. The new credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25%, or at the Company’s option, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. The financial covenant ratios contained in the new credit facility agreement are consistent with the Company’s previous borrowing arrangement.

On October 22, 2007, the Company’s Board of Directors authorized a $200 million increase in the Company’s existing share repurchase program, bringing the total outstanding share repurchase authorization to $346.8 million.

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

Certain expenses relate only to Company operated restaurants. These include:

•	Food, beverage and related supplies which include, food and beverage costs less rebates from suppliers, paper and birthday supplies, cleaning supplies and kitchen utensils.

•	Game and merchandise costs which include costs of merchandise sold to customers, prize costs and hourly game technician labor.

•	Labor costs which include all direct restaurant labor costs and benefits, with the exception of hourly game technician labor which are included in games and merchandise cost.

•	Other operating expenses which include utilities, repair costs, insurance, property taxes, restaurant rent expense, preopening expenses and gains and losses on property transactions.

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

Results of Operations

A summary of the results of operations of the Company as a percentage of revenues is shown below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales:
Food, beverage and related supplies	12.0	11.3	11.7	11.7
Games and merchandise	4.4	4.2	4.3	4.4
Labor	27.3	26.7	26.8	27.2

	43.7	42.2	42.8	43.3
Selling, general and administrative	12.8	14.0	13.2	13.6
Depreciation and amortization	9.1	8.4	8.6	8.1
Interest expense	1.6	1.4	1.4	1.1
Other operating expenses	20.1	19.6	19.2	18.5

	87.3	85.6	85.2	84.6

Income before income taxes	12.7	14.4	14.8	15.4
Income tax expense	4.6	5.6	5.5	6.0

Net income	8.1%	8.8%	9.3%	9.4%

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Number of Company-operated stores:
Beginning of period	487	476	484	475
New	1	3	8	6
Closed		(2)	(4)	(4)

End of period	488	477	488	477

Number of franchise stores:
Beginning of period	44	45	45	44
New				1
Closed			(1)	__

End of period	44	45	44	45

Third Quarter 2007 Compared to Third Quarter 2006

Revenues

Revenues increased 1.4% to $197.5 million in the third quarter of 2007 from $194.7 million in the third quarter of 2006 due to a weighted average increase of 11 Company-operated restaurants that was partially offset by a decrease of 2.5% in comparable store sales between the periods. Menu prices increased 1.6% between the third quarter of 2006 and the third quarter of 2007.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 87.3% in the third quarter of 2007 from 85.6% in the third quarter of 2006.

Cost of sales increased as a percentage of revenues to 43.7% in the third quarter of 2007 from 42.2% in the comparable period of 2006. Cost of food, beverage, and related supplies as a percentage of revenues increased to 12.0% in the third quarter of 2007 from 11.3% in the third quarter of 2006 due primarily to a $0.70 increase in the average price per pound of cheese in the third quarter of 2007 compared to the same period in the prior year. This increase was partially offset by a 1.6% increase in average menu prices. Cost of games and merchandise as a percentage of revenues increased to 4.4% in the third quarter of 2007 from 4.2% in the third quarter of 2006. Labor expense as a percentage of revenues increased to 27.3% in the third quarter of 2007 from 26.7% in the third quarter of 2006 primarily due to a 5.7% increase in average hourly wage rates and the decline in comparable store sales.

Selling, general and administrative expenses as a percentage of revenues decreased to 12.8% in the third quarter of 2007 compared to 14.0% in the third quarter of 2006 primarily due to lower advertising and home office payroll expenses. In addition, non-recurring professional service fees totaling $1.4 million were incurred in the third quarter of the prior year.

Depreciation and amortization expenses increased to $18.0 million in the third quarter of 2007 from $16.3 million in the third quarter of 2006 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.6% in the third quarter of 2007 from 1.4% in the third quarter of 2006 primarily due to an increase in the average outstanding debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 20.1% in the third quarter of 2007 from 19.6% in the third quarter of 2006 primarily due to the decline in comparable store sales which was partially offset by a 0.5% decline in insurance expense as a percentage of revenue relating to improved trends in worker’s compensation and general liability claims.

The Company’s effective income tax rate was 36.6% in the third quarter of 2007 compared to 38.7% in the third quarter of 2006. The decrease in effective income tax rate was primarily due to a lower income tax base in the third quarter of 2007 compared to the third quarter of 2006 and benefits from foreign tax credits.

Net Income

The Company had net income of $15.9 million in the third quarter of 2007 compared to $17.2 million in the third quarter of 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased to $0.50 per share in the third quarter of 2007 from $0.53 per share in the third quarter of 2006 due to the 7.4% decrease in net income that was partially offset by a 3.1% decrease in the number of weighted average shares outstanding.

First Nine Months of 2007 Compared to First Nine Months of 2006

Revenues

Revenues increased 2.1% to $610.2 million in the first nine months of 2007 from $597.8 million in the first nine months of 2006 due to a weighted average increase of 11 Company-operated restaurants that was partially offset by a decrease of 1.1% in comparable store sales between the periods. Menu prices increased 2.7% between the first nine months of 2006 and the first nine months of 2007.

Costs and Expenses

Costs and expenses as a percentage of revenues increased to 85.2% in the first nine months of 2007 from 84.6% in the first nine months of 2006.

Cost of sales decreased as a percentage of revenues to 42.8% in the first nine months of 2007 from 43.3% in the comparable period of 2006. Cost of food, beverage, and related supplies as a percentage of revenues remained consistent at 11.7% in the first nine months of 2007 and the first nine months of 2006. A $0.46 increase in the average price per pound of cheese in the first nine months of 2007 compared to the same period in the prior year was offset by a 2.7% increase in average menu prices. Cost of games and merchandise as a percentage of revenues decreased to 4.3% in the first nine months of 2007 from 4.4% in the first nine months of 2006 primarily due to the distribution of free tokens in the first quarter of 2006 related to a marketing promotion. Labor expense as a percentage of revenues decreased to 26.8% in the first nine months of 2007 from 27.2% in the first nine months of 2006 primarily due to the increase in menu prices and improvement in labor productivity in the restaurants which was partially offset by a 5.8% increase in hourly wage rates.

Selling, general and administrative expenses as a percentage of revenues decreased to 13.2% in the first nine months of 2007 from 13.6% in the first nine months of 2006. A reduction in advertising expense and a decrease in home office compensation expense were partially offset by other miscellaneous expenses as a percentage of revenues from the first nine months of 2006.

Depreciation and amortization expenses increased to 8.6% as a percentage of revenues to $52.7 million in the first nine months of 2007 due to capital invested in new and existing restaurants.

Interest expense as a percentage of revenues increased to 1.4% in the first nine months of 2007 from 1.1% in the first nine months of 2006 primarily due to interest accrued for uncertain tax positions and an increase in the average debt balance and an increase in interest rates.

Other operating expenses increased as a percentage of revenues to 19.2% in the first nine months of 2007 from 18.5% in the first nine months of 2006 primarily due to an increase of 0.4% in insurance expense as a percentage of revenues relating to improved trends of general liability and workers compensation claims recognized in the first nine months of 2006 and a 0.5% increase in rent, property taxes and preopening expenses as a percentage of revenues related to the decline in comparable store sales in the first nine months of 2007. This was partially offset by a 0.4% improvement in asset write-offs as a percentage of revenues resulting from significant write-offs in the first nine months of 2006.

The Company’s effective income tax rate was 37.4% in the first nine months of 2007 compared to 38.7% in the first nine months of 2006. The decrease in effective income tax rate was primarily due to a lower income tax base in the first nine months of 2007 compared to the first nine months of 2006 and benefits from foreign tax credits.

Net Income

The Company had net income of $56.5 million in the first nine months of 2007 compared to $56.2 million in the first nine months of 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased to $1.72 per share in the first nine months of 2007 from $1.67 per share in the first nine months of 2006 due to the 0.5% increase in net income and a 2.4% decrease in the number of weighted average shares outstanding.

Financial Condition, Liquidity and Capital Resources

Cash provided by operations was $131.9 million in the first nine months of 2007 compared to $124.5 million in the first nine months of 2006. Net cash outflows from investing activities for the first nine months of 2007 were $86.2 million, primarily related to capital expenditures. Net cash outflows from financing activities for the first nine months of 2007 were $48.4 million, primarily related to repurchase of the Company’s common stock. The Company’s primary requirements for cash related to planned capital expenditures, the repurchase of the Company’s common stock and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and, if necessary, funds available under its line of credit.

Cash provided by operations is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are for cash and credit cards, and accounts payable are generally due in five to 30 days, the Company is able to carry current liabilities in excess of current assets. The net working capital deficit increased from $10.0 million at December 31, 2006 to $14.8 million at September 30, 2007 due primarily to the timing of payments for various accrued expenses.

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

During the first nine months of 2007, the Company opened eight new restaurants, completed 44 major remodels, 11 expansions and 75 game enhancements. The Company currently estimates that in 2007 it will complete 91 game enhancements, 52 major remodels and 19 store expansions. The Company expects total capital expenditures in 2007 to be approximately $105 million, which will be financed through cash flow from operations and, if necessary, borrowings under the Company’s line of credit.

The major remodel initiative typically includes expansion of the space allocated to the game room, an increase in the number of games and rides and in most cases may include a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese logo and signage, updating the exterior design of the buildings and, in some restaurants, colorful new awnings. The interior component includes painting, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The expected average cost of major remodels in 2007 is approximately $550,000 to $650,000 per restaurant. In addition to expanding the square footage of existing restaurants, expansions typically include all components of a major remodel including an increase in the number of games and rides and range in cost from $800,000 to $900,000 per restaurant. The primary components of the game enhancement initiative are to provide new games and rides and the average capital cost is approximately $150,000 per restaurant.

The Company is estimating capital expenditures in 2008 to total approximately $77 to $85 million and includes opening approximately 6 to 7 new restaurants, and completing 120 to 130 game enhancements, 20 to 25 major remodels and 18 to 20 store expansions.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes repurchases in the open market or in private transactions. Beginning in 1993, the Company has repurchased approximately 27.5 million shares of the Company’s common stock, retroactively adjusted for all stock splits, at an aggregate purchase price of approximately $638.0 million. During the first nine months of 2007, the Company repurchased 3,891,224 shares at an aggregate purchase price of approximately $133.4 million. At the end of the first nine months of 2007, approximately $146.8 million remained available for repurchase under a $400 million repurchase authorization approved by the Company’s Board of Directors in July 2005. On October 22, 2007, the Board of Directors authorized a $200.0 million increase in the Company’s existing share repurchase program, bringing the total outstanding share repurchase authorization to $346.8 million.

In August 2007, the Company increased its $200.0 million revolving credit facility by $100.0 million in accordance with the terms of the agreement. As of September 30, 2007, there were $215.0 million of borrowings and $12.1 million of letters of credit outstanding under the credit facility. On October 19, 2007, the credit facility agreement was amended to provide for total available borrowings of up to $550.0 million for a term of five years. The new credit facility, which matures in 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. As amended, the new credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25%, or at the Company’s option, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. The applicable margin percentage incurred is dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at the prime rate or LIBOR plus 0.875%. All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. The credit facility agreement contains certain restrictions and conditions, as defined in the agreement, that require the Company to maintain a fixed charge coverage ratio at a minimum of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At September 30, 2007, the Company was in compliance with all of the above debt covenants.

The Company currently anticipates, subject to market conditions, that it will use funds available under its amended credit facility and cash provided by operations to complete the $346.8 million share repurchase authorization by the end of fiscal year 2010. Furthermore, in conjunction with this plan, the Company currently anticipates that it will increase its borrowings under the amended facility to reflect a debt to EBITDA ratio of 2 to 1.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109” (“FIN 48”), which became effective beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

New Accounting Pronouncements

See the New Accounting Pronouncements section of Note 6 to our Condensed Consolidated Financial Statements.

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

Non-GAAP Performance Measures

The Company reports and discusses its operating results using financial measures consistent with generally accepted accounting principles (“GAAP”). From time to time in the course of financial presentations, earnings conference calls or otherwise, the Company may disclose certain non-GAAP performance measures such as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Free Cash Flow. The Company believes that the presentation of non-GAAP measures provide useful information to investors and other interested parties regarding the Company’s operating performance, its capacity to incur and service debt, fund capital expenditures and other corporate uses. Non-GAAP performance measures should not be viewed as alternatives or substitutes for the Company’s reported GAAP results. The Company has made available reconciliations of its most directly comparable GAAP financial measure to Adjusted EBITDA and Free Cash Flow on the Company’s website www.chuckecheese.com under Company Info – Investor Relations – Non-GAAP Reporting.

The following table sets forth a reconciliation of the Company’s historical net income to Adjusted EBITDA, the most directly comparable GAAP financial measure, and certain other supplemental financial data for the periods shown:

	2006	2005	2004	2003	2002
	($ amounts in thousands)
Revenues	$774,154	$726,163	$728,079	$654,598	$602,201

Net Income	$68,257	$69,671	$76,978	$60,584	$56,748
Add:
Income taxes	43,120	43,110	47,683	39,425	38,138
Interest	9,532	4,608	2,544	2,194	1,680
Depreciation and Amortization	65,392	61,310	55,771	49,502	43,951
Asset Write-Offs	10,254	2,389	1,576	1,964	688
Equity Based Compensation	5,601	7,962	8,858	10,388	12,686

Adjusted EBITDA (Non-GAAP)	$202,156	$189,050	$193,410	$164,057	$153,891

Adjusted EBITDA Margin	26.1%	26.0%	26.6%	25.1%	25.6%

Adjusted EBITDA, a non-GAAP measure, is defined by the Company as net income excluding income tax expense, interest expense, depreciation, amortization, provision for asset write-offs and equity based compensation.

Adjusted EBITDA Margin represents Adjusted EBITDA divided by revenues expressed as a percentage.

The Company believes that the presentation of non-GAAP measures provide useful information to investors and other interested parties regarding the Company’s operating performance, its capacity to incur and service debt, fund capital expenditures and other corporate uses.

The non-GAAP performance measure presented in this schedule should not be viewed as an alternative or substitute for the Company’s reported GAAP results. Adjusted EBITDA as defined here in may differ from similarly title measures presented by other companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk in the form of interest risk and foreign currency risk. Both interest risk and foreign currency risk are immaterial to the Company.

Item 4.	Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ended September 30, 2007, there have been no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The post-consolidation Blanco Litigation is still in its preliminary stages and discovery has not yet been completed. Both parties have served and answered written discovery. Also, CEC deposed Plaintiff Blanco on August 5, 2007. Plaintiff Blanco’s attorneys, however, have not deposed any CEC representatives. On October 1, 2007, Plaintiff Blanco filed her Motion for Class Certification. CEC is currently preparing its response thereto. Accordingly, the Court has not yet ruled on whether Plaintiff Blanco’s proposed class should be certified. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ efforts to certify a nationwide class action.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the third quarter of 2007 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005 to purchase up to $400 million in the Company’s common stock in which $146.8 million remained for purchase under the program as of September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program
July 2 – July 29, 2007	0	—	—	$203,279,935
July 30 – Aug. 26, 2007	470,901	$29.19	470,901	$189,535,860
Aug. 27 – Sept. 30, 2007	1,472,925	$28.99	1,472,925	$146,838,782	(1)

Total	1,943,826	$29.04	1,943,826

(1)	As of September 30, 2007, purchases of up to $146.8 million remained under the Company’s existing share repurchase program. On October 22, 2007, the Company’s Board of Directors authorized a $200.0 million increase in the repurchase program, bringing the total share repurchase authorization to $346.8 million.

Item 6.	Exhibits

10.1	First Amendment to the Amended and Restated Credit Agreement dated January 2, 2006, as amended, entered into with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N,A,, as syndication agent, SunTrust Bank, as documentation agent, and the lenders party thereto filed by the Company on Form 8-K on August 23, 2007 and incorporated by reference herein.

10.2	Second Amended and Restated Credit Agreement dated October 19, 2007, among CEC Entertainment Concepts, L.P., a subsidiary of CEC Entertainment, Inc., as the Borrower, CEC Entertainment, Inc. as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, J.P. Morgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, N.A. and Suntrust Bank as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Co-Lead Arrangers and Co-Book Managers and certain other lenders filed by the Company on Form 8-K on October 23, 2007 and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC ENTERTAINMENT, INC.

November 9, 2007	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Acting Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Document
10.1	First Amendment to the Amended and Restated Credit Agreement dated January 2, 2006, as amended, entered into with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N,A,, as syndication agent, SunTrust Bank, as documentation agent, and the lenders party thereto filed by the Company on Form 8-K on August 23, 2007 incorporated by reference herein

10.2

Second Amended and Restated Credit Agreement dated October 19, 2007, among CEC Entertainment Concepts, L.P., a subsidiary of CEC Entertainment, Inc., as the Borrower, CEC Entertainment, Inc. as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, J.P. Morgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, N.A. and Suntrust Bank as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Co-Lead Arrangers and Co-Book Managers and certain other lenders filed by the Company on Form 8-K on October 23, 2007 and incorporated by reference herein.

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