Form 10-K
period 2007-12-30
CEC ENTERTAINMENT INC
filed 2008-02-28
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-15782

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4441 West Airport Freeway
Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 258-8507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐    No  ☒

At July 1, 2007, the aggregate market value of our common stock held by non-affiliates of the registrant was $673,020,234.

At February 13, 2008, an aggregate of 26,641,444 shares of the registrant’s common stock, par value of $0.10 each (being the registrant’s only class of common stock), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant’s 2008 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

P A R T I

Item 1.	Business

General

CEC Entertainment, Inc. (the “Company”) was incorporated in the state of Kansas in 1980 and is engaged in the family entertainment-restaurant center business. The Company considers this to be its sole industry segment. Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062. The Company maintains a website at www.chuckecheese.com. Documents available on our website include the Company’s (i) Code of Business Conduct and Ethics, (ii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iii) Corporate Governance Guidelines, and (iv) Charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board of Directors. These documents are also available in print to any stockholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the Securities and Exchange Commission. Within this report, unless otherwise indicated, any use of the terms “our,” “we” and “us” refer to CEC Entertainment, Inc and its consolidated subsidiaries.

Company Overview

Chuck E. Cheese’s

Chuck E. Cheese’s® is a nationally recognized leader in full-service family entertainment and dining. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, games, rides and arcade-style activities intended to appeal to families with children between the ages of two and 12 and offers a variety of pizzas, sandwiches, appetizers, a salad bar and desserts. Each Chuck E. Cheese’s store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters, games and rides, and 45 to 75 food preparation and service employees, most of whom work part-time.

The Company opened its first location in March 1980. As of December 30, 2007, the Company operated 490 Chuck E. Cheese’s stores and franchisees of the Company operated 44 Chuck E. Cheese’s stores. The Company and its franchisees operate in a total of 48 states and five foreign countries/territories. The Company owns and operates Chuck E. Cheese’s in 44 states and Canada. See Item 2. “Properties.”

TJ Hartford’s Grill and Bar

During the periods presented in this Annual Report on Form 10-K, the Company had operated one full-service casual dining restaurant with a game room area under the name TJ Hartford’s Grill and Bar (“TJ Hartford’s”) aimed at a broad demographic target offering medium priced, high quality food, including alcoholic beverages, in a relaxed entertaining atmosphere. TJ Hartford’s was closed on February 17, 2008.

Business Development Strategy

The Company’s business development plan involves a sharp focus on maintaining and evolving its existing units, primarily developing high volume Company stores in densely populated areas and selling development rights to franchisees for markets the Company does not intend on developing within the next five years.

Existing Stores

To maintain a unique and exciting environment in the stores, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of its facilities. The Company invests capital in its existing store base through the following initiatives: (a) major remodels, (b) expanding the square footage of the store, and (c) a game enhancement initiative that includes new games and rides.

The major remodel initiative typically includes increasing the space allocated to the game room, an increase in the number of games and rides and in most cases includes a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese’s logo and signage, updating the exterior design of the buildings and, for some stores, colorful new awnings. The interior component includes new paint, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The Company expects to complete 20 to 24 major remodels during 2008. The average cost of major remodels in 2008 will approximate $625,000 to $675,000 per store.

In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides and on average range in cost from $1,000,000 to $1,100,000 per store. The Company expects to complete 18 to 22 expansions in 2008.

The primary components of the game enhancement initiative are to provide new games and rides. The average cost of a game enhancement in 2008 will approximate $125,000 to $175,000 per store. The Company expects to complete 120 to 130 game enhancements during 2008.

New Company Store Development

During 2007, the Company added 10 new Company-owned stores, including three relocations. In 2008, the Company expects to open approximately six to seven new Company stores, with an average cost of approximately $2.5 million to $2.7 million per store. The Company currently expects these stores will generate average annual unit volumes of $2.0 million representing a 25% increase over the comparable company store average of $1.6 million in 2007.

The Company currently projects it will open 30 to 40 Company-owned stores, including store relocations, during the next five years.

The Company periodically reevaluates the site characteristics of its stores. The Company will consider relocating a store to a more desirable location in the event certain site characteristics considered essential for the success of a store deteriorate or the Company is unable to negotiate acceptable lease terms with the existing landlord.

New Franchise Store Development

The Company added one new franchise store in 2007, and in 2008 expects to open four franchise stores.

The Company is currently selling the development rights for approximately 40 domestic franchise locations. The Company is currently projecting it will open 20 to 30 franchise stores during the next five years.

Store Design and Entertainment

Chuck E. Cheese’s are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 9,000 to 14,000 square feet in area, or an average of approximately 11,000 square feet. Chuck E. Cheese’s stores are typically divided into three areas: (1) a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.) occupies approximately 35% of the space, (2) a showroom area occupies approximately 25% of the space, and (3) a playroom area occupies approximately 40% of the space. Total table and chair seating in both the showroom and playroom areas averages 325 to 425 guests per store.

The showroom area of each Chuck E. Cheese’s features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage-type settings.

Each Chuck E. Cheese’s store generally contains a family oriented playroom area offering approximately 45 token-operated attractions, including arcade-style games, rides, video games, skill oriented games and other similar entertainment. A limited number of tokens are included as part of food orders, however additional tokens may be separately purchased. Tokens are used to activate the games and rides in the playroom area. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children, with booth and table seating for the entire family.

Food and Beverage Products

Each Chuck E. Cheese’s offers a variety of pizzas, sandwiches, appetizers, a salad bar and desserts. Soft drinks, coffee and tea are also served, and beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

The majority of food, beverages and other supplies used in the Company-operated stores are currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

The primary customer base for the Company’s stores consists of families having children between the ages of two and 12. The Company conducts advertising campaigns targeted at families with young children that feature the family entertainment experiences available at Chuck E. Cheese’s and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese’s experience. The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies targeting a similar customer base, the Company’s website, internet advertising campaigns and direct e-mail.

Franchising

At December 30, 2007, 44 Chuck E. Cheese’s were operated by a total of 24 different franchisees, as compared to 45 at December 31, 2006. Currently, franchisees have expansion rights to open an additional 16 franchise stores.

The Chuck E. Cheese’s standard franchise agreement grants to the franchisee the right to construct and operate a store and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a store. The earliest expiration dates of outstanding Chuck E. Cheese’s franchises are in 2009.

The Company and its franchisees created The International Association of CEC Entertainment, Inc., (the “Association”), to discuss and consider matters of common interest relating to the operation of corporate and franchised Chuck E. Cheese’s, to serve as an advisory council to the Company and to plan and approve contributions to and expenditures from the Advertising Fund, a fund established and managed by the Association that pays the costs of system-wide advertising, and the Entertainment Fund, a fund established and managed by the Association to further develop and improve entertainment attractions. Routine business matters of the Association are conducted by a Board of Directors of the Association, composed of five members appointed by the Company and five members elected by the franchisees. The Association is included in the Company’s consolidated financial statements.

The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund an amount equal to 2.9% of gross sales; and (iii) to the Entertainment Fund an amount equal to 0.2% of gross sales. Under the Chuck E. Cheese’s franchise agreement, the Company is required, with respect to Company-operated stores, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. The Company and its franchisees could be required to make additional contributions to the Association to fund any cash deficits that may be incurred by the Association.

Competition

The family entertainment and dining industries are highly competitive, with a number of major national and regional chains operating in these spaces. Although other restaurant chains presently utilize the combined family entertainment-dining concept, these competitors primarily operate on a regional, market-by-market basis.

The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that its principal competitive strengths are an established recognized brand, the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of its stores as compared to its competitors in the family entertainment-dining industries.

Trademarks

The Company, through a wholly owned subsidiary, owns various trademarks, including “Chuck E. Cheese’s” that are used in connection with its stores and have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the trademarks considered essential to conduct its present operations. The Company believes its ownership of trademarks in the names and character likenesses featured in the operation of its stores are an important competitive advantage.

Seasonality

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

Government Regulation

The Company and its franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, relating to the operation of video and arcade games and rides, the preparation and sale of food and beverages, the sale and service of alcoholic beverages, and those relating to building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and immigration status requirements. A significant portion of the Company’s store personnel are paid at rates related to the minimum wage established by federal, state and municipal law and, accordingly, increases in such minimum wage result in higher labor costs to the Company. In addition, the Company is subject to regulation by the Federal Trade Commission, Federal Communications Commission and must comply with certain state laws which govern the offer, sale and termination of franchises and the refusal to renew franchises. The Company is also subject to the Fair Labor Standards Act, the Americans with Disabilities Act, and Family Medical Leave Act mandates.

Working Capital Practices

The Company attempts to maintain only sufficient inventory of supplies in its stores to satisfy current operational needs. The Company’s accounts receivable typically consists of credit card receivables, tax receivables, vendor rebates and leasehold improvement incentives.

Employees

The Company’s employment varies seasonally, with the greatest number of people being employed during the summer months. On December 30, 2007, the Company employed approximately 18,500 employees, including approximately 18,100 in the operation of its stores and approximately 400 employed by the Company in its executive offices. None of the Company’s employees are members of any union or collective bargaining group. The Company considers its employee relations to be good.

Item 1A.	Risk Factors

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

Risks Related to Our Industry

We may be negatively affected by trends in the family entertainment/dining industry and national, regional and local economic conditions.

The family entertainment/dining industry is affected by national, regional and local economic conditions, demographic trends and consumer preferences. The performance of individual stores may be affected by factors such as changes in consumer disposable income, demographic trends, weather conditions, traffic patterns and the type, number and location of competing businesses. Dependence on frequent deliveries of fresh food products also subjects businesses such as ours to the risk that shortages or interruptions in food supplies caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs, fluctuations in price of utilities, interest rates, consumer confidence, consumers’ disposable income and spending levels, energy prices, job growth, unemployment rates, insurance costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our stores in particular. The entertainment industry is affected by many factors, including changes in customer preferences and increases in the type and number of competing entertainment offerings. Operating costs may also be affected by further increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters over which we have no control.

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

Risks Related to Our Company

We may not be successful in the implementation of our business development strategies.

Our continued growth depends, to a significant degree, on our ability to successfully implement our long-term growth strategies. Among such strategies, we plan to continue to open new stores in selected markets and for existing stores we plan to remodel and expand our facilities and upgrade the games, rides and entertainment. The opening and success of new Chuck E. Cheese’s stores is dependant on various factors, including the availability of suitable sites, the negotiation of acceptable lease terms for such locations, store sales cannibalization, the ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment. Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept our business model.

Part of our growth strategy depends on our ability to attract new franchisees to recently opened markets and the ability of these franchisees to open and operate new stores on a profitable basis. Delays or failures in opening new franchised stores could adversely affect our planned growth. Our new franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

We may be unsuccessful in opening and remodeling our stores.

Our long-term growth is dependent on the success of strategic initiatives to increase the number of our stores and enhance the facilities of existing stores. We incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new stores, we may incur significant costs which may adversely affect our financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs which may adversely affect our financial results.

We are dependent on the service of certain key personnel.

The success of our business will continue to be highly dependent upon the continued employment of Richard M. Frank, the Chairman of the Board of Directors and Chief Executive Officer of the Company, Michael H. Magusiak, the President of the Company, and other members of our senior management team. Although the Company has entered into employment agreements with each of Mr. Frank and Mr. Magusiak, the loss of the services of either of such individuals could have a material adverse effect upon our business and development. Our success will also depend upon our ability to retain and attract additional skilled management personnel to our senior management team and at our operational level. There can be no assurances that we will be able to retain the services of Messrs. Frank or Magusiak, senior members of our management team or the required operational support at the store level in the future.

Our business is highly seasonal and quarterly results may fluctuate significantly as a result of this seasonality.

We have experienced, and in the future could experience, quarterly variations in revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing and number of new store openings, the timing of capital investments in existing stores, the timing of school vacations and holidays, weather conditions and natural disasters. We typically experience lower revenues and profitability in the second and fourth quarters than in the first and third quarters. If revenues are below expectations in any given quarter, our operating results will likely be adversely affected for that quarter.

We are subject to intense competition in both the restaurant and entertainment industries.

We believe that our combined restaurant and entertainment center concept puts us in a niche which combines elements of both the restaurant and entertainment industries. As a result, the Company, to some degree, competes with entities in both industries. Although other restaurant chains presently utilize the concept of combined family entertainment-dining operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Such competitive market conditions, including the effectiveness of our advertising and promotion and the emergence of significant new competition, could adversely affect our operating results.

Negative publicity concerning food quality, health and other issues could adversely affect our financial results.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses and injuries caused by food tampering may negatively affect our operations, reputation and brand. Such publicity may have a significant adverse impact on the financial results of the Company. We could incur (i) significant liabilities if a lawsuit or claim resulted in a judgment against us, or (ii) significant litigation costs, regardless of the result.

We may experience an increase in food, labor and other costs.

An increase in food, labor, utilities, insurance and/or other operating costs may adversely affect the financial results of the Company. Such an increase may adversely affect the Company directly or adversely affect our vendors, franchisees and others whose performance have a significant impact on our financial results.

Specifically, any increase in the prices for food commodities, including cheese, could adversely affect our financial results. The performance of our stores is also adversely affected by increases in the price of utilities on which the stores depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for and including among other things, insurance, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition, or other events beyond our control.

In addition, a number of our employees are subject to various minimum wage requirements. Several states and cities in which we operate stores have established a minimum wage higher than the federally mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have an adverse effect on our financial results.

We are subject to risks from disruption of our commodity distribution system

Any disruption in our commodity distribution system could adversely affect our financial results. We use a single vendor to distribute most of the products and supplies used in our stores. Any failure by this vendor to adequately distribute products or supplies to our stores could increase our costs and have a material adverse affect on our financial results.

Our stores may be adversely affected by local conditions, events and natural disasters.

Certain regions in which our stores are located may be subject to adverse local conditions, events or natural disasters. A natural disaster may damage our stores or other operations which may adversely affect the financial results of the Company. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather occurs during the first and third quarters of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods.

Unanticipated conditions in foreign markets may adversely affect our ability to operate effectively in those markets.

In addition to our stores in the United States, we currently own or franchise stores in Canada, Chile, Guatemala, Puerto Rico and Saudi Arabia. We may in the future expand into additional foreign markets. We are subject to the regulation and economic and political conditions of any foreign market in which we operate our stores and any change in the regulation or conditions of these foreign markets may adversely affect our financial results. Changes in foreign markets that may affect our financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, war, increased regulations and quotas, tariffs and other protectionist measures.

We are subject to risks in connection with owning and leasing real estate.

As owner and lessee of the land and/or building for our stores we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. Any obligation to continue making rental payments with respect to leases for closed stores could adversely affect our financial results.

We may not be able to adequately protect our trademarks or other proprietary rights.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations and proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, we may incur significant legal fees.

We cannot be assured that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, and financial position.

We are dependent on certain systems and technologies which may be disrupted.

The Company’s operations are dependent upon the successful functioning of our computer and information systems. Damage, interruption or failure of our systems may result in additional development costs, loss of customers, loss of customer data, negative publicity, harm to our business and reputation and exposure to losses or other liabilities.

We may be adversely affected by negative publicity relating to our target market.

The Company’s target market of children between the ages of two and 12 and families with small children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative isolated event within one of our stores. We are also subject to risks of litigation and regulatory action regarding advertising to our target market. Any such litigation or regulatory action may adversely affect our financial results. There can be no assurance that the Company will not experience negative publicity regarding one or more of its stores. The occurrence of negative publicity regarding one or more of the Company’s locations could materially and adversely affect the Company’s image with its customers and its results of operations.

We are subject to various government regulations which may adversely affect our operations and financial performance.

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval. Difficulties or failure in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and immigration status requirements. A significant portion of the Company’s store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies. While the Company endeavors to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require the Company to incur substantial cost increases. If the Company fails to comply with applicable laws and regulations, it may be subject to various sanctions, and/or penalties and fines. Additionally, failure to protect the integrity and security of our customers’ personal information could expose us to litigation, as well as materially damage our standing with our customers.

We face litigation risks from customers, franchisees, employees and other third parties in the ordinary course of business.

The Company’s business is subject to the risk of litigation by current and former employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.

We are continually subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes.

Under certain circumstances plaintiffs may file certain types of claims which may not be covered by insurance. In some cases, plaintiffs may seek punitive damages which may not be covered by insurance. Any litigation the Company faces could have a material adverse effect on the Company’s business, financial condition and results of operations.

We face risks with respect to product liability claims and product recalls.

We purchase merchandise from third-parties and offer this merchandise to customers for sale or in exchange for prize tickets. This third-party merchandise could be subject to recalls and other actions by regulatory authorities. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, reduced sales and increased costs, any of which could harm our business.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events, consumer perceptions of food safety, changes in consumer preferences and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including major hurricanes and regional snow storms) and other acts of God.

Risks Related to Our Common Stock

A failure to establish, maintain and apply adequate internal control over financial reporting could have a material adverse affect on our business and/or market valuation of our common stock.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. We had previously identified a material weakness relating to our historical stock option granting process, and have taken steps to improve our corporate governance process in regards to granting of equity compensation awards in the future. As of December 30, 2007, we have concluded that our internal controls over financial reporting are effective; however there can be no assurance that we will be able to maintain all of the controls necessary to remain in compliance with Sarbanes-Oxley in the future. Should the Company identify any material weaknesses in internal control over financial reporting in the future, there can be no assurance that we will be able to remediate such material weaknesses in a timely manner. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and/or prevent fraud. A failure to maintain an effective system of internal control may also result in a negative market reaction in regards to the valuation of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding the Chuck E. Cheese’s operated by the Company as of December 30, 2007.

Domestic	Chuck E. Cheese’s
Alabama	7
Alaska	1
Arizona	2
Arkansas	6
California	74
Colorado	10
Connecticut	6
Delaware	2
Florida	23
Georgia	16
Idaho	1
Illinois	22
Indiana	14
Iowa	5
Kansas	4
Kentucky	3
Louisiana	9
Maine	1
Maryland	14
Massachusetts	11
Michigan	19
Minnesota	5
Mississippi	3
Missouri	7
Nebraska	2
Nevada	5
New Hampshire	2
New Jersey	15
New Mexico	3
New York	21
North Carolina	13
Ohio	18
Oklahoma	3
Oregon	1
Pennsylvania	22
Rhode Island	1
South Carolina	7
South Dakota	2
Tennessee	12
Texas	56
Virginia	11
Washington	7
West Virginia	1
Wisconsin	9

476

International
Canada	14

490

Of the 490 Chuck E. Cheese’s owned by the Company as of December 30, 2007, 431 occupy leased premises and 59 occupy owned premises. The primary lease terms of these stores will expire at various times from 2008 to 2028 and available lease terms, including options to renew, expire at various times from 2008 to 2040, as described in the table below.

Year of Expiration	Number of Stores	Range of Renewal Options (Years)
2008	27	None to 20
2009	47	None to 20
2010	30	None to 20
2011	33	None to 20
2012	41	None to 20
2013 through 2028	253	None to 20

The leases of Chuck E. Cheese’s stores contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $5.00 to $38.73 per square foot, subject to periodic adjustment. It is common for the Company to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements. The leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage of gross revenues exceeds the minimum rent.

Item 3.	Legal Proceedings.

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. The Company tendered its defense of this matter to Manley Toy, from which the Company had purchased certain disco light products. Manley Toy accepted the Company’s tender and has indicated it will indemnify the Company in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. The Company filed its answer to the complaint on September 7, 2006, and discovery has commenced. The Bullock Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and is asserting a vigorous defense against it. Having considered its available insurance coverage and indemnification from Manley Toy, the Company does not expect this matter to have a material impact on its financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case; which is presently pending before the Ninth Circuit. Thus, the Blanco Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ further efforts, if any, to certify a nationwide class action.

On November 19, 2007, a purported class action lawsuit against the Company, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company received service of process on December 21, 2007. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated employees and former employees of the Company in California from 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal and rest periods, wages due upon termination, waiting time penalties and seeks an unspecified amount in damages. On January 18, 2008, the Company removed the Chavez Litigation to Federal Court. The Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Chavez Litigation plaintiff’s efforts to certify a California class action. However, the Chavez Litigation’s ultimate outcome, and any ultimate effect on the Company cannot be determined at this time.

On January 9, 2008, a purported class action lawsuit against the Company, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company was served with the complaint on January 30, 2008. The Perez Litigation was filed by former store employees purporting to represent other similarly situated employees and former employees of the Company in California from 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties and seeks an unspecified amount in damages. The Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Perez Litigation plaintiff’s efforts to certify a California class action. However, the Perez Litigation’s ultimate outcome, and any ultimate effect on the Company cannot be determined at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “CEC.” The following table sets forth the highest and lowest price per share of the common stock during each quarterly period within the two most recent years, as reported on the New York Stock Exchange:

		High	Low
2007
	- 1st quarter	$43.83	$38.94
	- 2nd quarter	$43.19	$34.50
	- 3rd quarter	$37.11	$26.17
	- 4th quarter	$30.69	$24.37
2006
	- 1st quarter	$38.46	$30.99
	- 2nd quarter	$36.26	$30.95
	- 3rd quarter	$33.90	$27.69
	- 4th quarter	$41.14	$30.91

As of February 13, 2008, there were an aggregate of 26,641,444 shares of the Company’s common stock outstanding and approximately 2,120 stockholders of record.

The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends thereon in the future; however, the Company’s intent in regards to paying cash dividends is subject to continual review. The Company currently plans to retain any earnings to finance anticipated capital expenditures, repurchase the Company’s common stock and reduce its long-term debt. In addition, pursuant to the Company’s revolving credit facility agreement, there are restrictions on the amount of dividends that may be paid based on certain financial covenants and criteria.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors. For further discussion of this matter, see the section titled “Financial Condition, Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents information related to repurchases of common stock the Company made during the fourth quarter of 2007 pursuant to a repurchase program authorized by the Company’s Board of Directors in July 2005, and increased in October 2007:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Number of Shares Purchased Under the Program	Maximum Dollar Amount that May Yet be Purchased Under the Program (2)
Oct. 1 – Oct. 28, 2007	92,000	$29.76	92,000	$344,100,983
Oct. 29 – Nov. 25, 2007	2,342,657	$29.21	2,342,600	$275,666,036
Nov. 26 – Dec. 30, 2007	1,561,513	$27.82	1,561,513	$232,222,241

Total	3,996,170	$28.68	3,996,113

(1)	For the period ended November 25, 2007, the total number of shares purchased included 57 shares owned and tendered by employees at an average price per share of $29.49 to satisfy tax withholding requirements on the vesting of restricted shares.
(2)	On October 22, 2007, the Company’s Board of Directors authorized a $200.0 million increase in the repurchase program, bringing the total share repurchase authorization to $600.0 million, of which $232.2 million remained for purchase as of December 30, 2007.

Stock Performance Graph

The following graph compares the annual change in the Company’s cumulative total stockholder return for the five fiscal years ended December 30, 2007 based upon the market price of the Company’s common stock, compared with the cumulative total return on the NYSE Market Index and an industry peer group index assuming $100 was invested. Prior to 2007, the Company used the NYSE Index for U.S. companies with a standard industrial classification (“SIC”) for eating and drinking places (“NYSE Eating and Drinking Places Index”) as its comparative peer group. In 2007, the comparative peer group was changed to the S&P SmallCap 600 Restaurants Index because the NYSE Eating and Drinking Places Index includes several companies which are substantially larger than the Company in terms of number of stores, revenues and market capitalization. The S&P SmallCap 600 Restaurant Index, of which the Company is a member, is comprised of companies that are more comparable to the Company in terms of size of operations and market capitalization, and thus considered a more comparable peer group.

	Dec. 29 2002	Dec. 28 2003	Jan. 2 2005	Jan. 1 2006	Dec. 31 2006	Dec. 30 2007
CEC Entertainment	$100.00	$159.24	$200.89	$171.08	$202.30	$132.03
NYSE Stock Market (US Companies)	$100.00	$129.55	$146.29	$158.37	$185.55	$195.46
NYSE Stocks - Eating and Drinking Places (US Companies SIC 5800 to 5899)	$100.00	$143.35	$190.28	$206.25	$265.80	$328.22
S&P SmallCap 600 Restaurants	$100.00	$133.60	$164.48	$168.49	$187.41	$136.89

Item 6.	Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.” The Company operates on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks.

	2007	2006(4)	2005(4)	2004(4)	2003(4)
	(in thousands, except per share data)
Statement of earnings data:
Company store sales	$781,665	$769,241	$722,873	$723,637	$649,741
Franchise fees and royalties	3,657	3,312	3,296	3,647	3,824

Total revenues	785,322	772,553	726,169	727,284	653,565

Company store operating costs:
Cost of sales	126,413	121,808	115,930	118,747	107,125
Labor expenses	214,147	210,010	202,780	200,447	183,198
Depreciation and amortization	70,701	64,292	59,849	54,574	48,314
Rent expense	63,734	60,333	57,022	54,723	50,053
Other operating expenses	113,789	106,025	98,094	96,746	87,915

Total Company store operating costs	588,784	562,468	533,675	525,237	476,605

Advertising expense	30,651	32,253	29,294	27,589	25,919
General and administrative	51,705	53,037	45,527	47,283	48,888
Asset impairment	9,638	3,910	360	—	—

Total operating costs and expenses	680,778	651,668	608,856	600,109	551,412

Operating income	104,544	120,885	117,313	127,175	102,153
Interest expense, net	13,170	9,508	4,532	2,514	2,144

Income before income taxes	91,374	111,377	112,781	124,661	100,009
Income taxes	35,453	43,120	43,110	47,683	39,425

Net income	$55,921	$68,257	$69,671	$76,978	$60,584

Per share data: (1) (2)
Earnings per share:
Basic	$1.81	$2.09	$1.99	$2.07	$1.52
Diluted	$1.76	$2.04	$1.93	$2.00	$1.50
Weighted average shares outstanding:
Basic	30,922	32,587	35,091	37,251	39,654
Diluted	31,694	33,465	36,188	38,472	40,389

Balance sheet data:
Total assets	$737,893	$704,185	$651,920	$612,129	$583,162
Long-term obligations (including current portion of debt and capital leases) (3)	338,310	190,364	163,671	100,808	84,258
Shareholders’ equity	217,993	359,206	343,183	365,978	373,374

(1)	No cash dividends on common stock were paid in any of the years presented.
(2)	Share and per share information reflect the effects of a 3 for 2 stock split effected in the form of a special stock dividend that was effective on March 15, 2004.
(3)	Long-term obligations include long-term debt, capital lease obligations and accrued insurance.
(4)

Amounts presented in the consolidated statement of earnings for fiscal years prior to 2007 have been reclassified to conform to the presentation in fiscal year 2007. The reclassification had no impact on net income and the change in total revenue was immaterial.

	2007	2006	2005	2004	2003
	(in thousands, except store count data)
Cash flow data:
Cash provided by operating activities	$162,742	$149,602	$134,998	$162,974	$155,588
Cash used in investing activities	(108,647)	(115,516)	(91,247)	(80,327)	(94,226)
Cash used in financing activities	(54,030)	(27,962)	(43,365)	(78,916)	(65,506)

Number of stores at year end:
Company-owned	490	484	475	449	418
Franchise	44	45	44	46	48

	534	529	519	495	466

Non-GAAP Performance Measures

The Company reports and discusses its operating results using financial measures consistent with accounting principles generally accepted in the United States (“GAAP”). From time to time in the course of financial presentations, earnings conference calls or otherwise, the Company may disclose certain non-GAAP performance measures such as Adjusted EBITDA or Free Cash Flow, both of which are defined below. The Company believes that the presentation of non-GAAP measures provides useful information to investors and other interested parties regarding the Company’s operating performance, its capacity to incur and service debt, fund capital expenditures and other corporate uses. Non-GAAP performance measures should not be viewed as alternatives or substitutes for the Company’s reported GAAP results.

The following table sets forth a reconciliation of the Company’s historical net income to Adjusted EBITDA and certain other supplemental financial data for the periods shown:

	2007	2006	2005	2004	2003
	(in thousands, except percentages)
Total revenues	$785,322	$772,553	$726,169	$727,284	$653,565

Net income	$55,921	$68,257	$69,671	$76,978	$60,584
Add:
Income taxes	35,453	43,120	43,110	47,683	39,425
Interest expense, net	13,170	9,508	4,532	2,514	2,144
Depreciation and amortization	71,919	65,392	61,310	55,771	49,502
Asset disposal and impairment losses	14,465	10,254	2,389	1,576	1,964
Stock-based compensation	4,384	5,601	7,962	8,858	10,388

Adjusted EBITDA (Non-GAAP)	$195,312	$202,132	$188,974	$193,380	$164,007

Adjusted EBITDA Margin	24.9%	26.2%	26.0%	26.6%	25.1%

The following table sets forth a reconciliation of the Company’s historical cash provided by operating activities to Free Cash Flow:
	2007	2006	2005	2004	2003
	(in thousands)
Cash provided by operating activities	$162,742	$149,602	$134,998	$162,974	$155,588
Less:
Capital expenditures	109,066	115,810	91,637	80,088	93,899

Free Cash Flow (Non-GAAP)	$53,676	$33,792	$43,361	$82,886	$61,689

Adjusted EBITDA, a non-GAAP measure, is defined by the Company as net income excluding income taxes, net interest expense, depreciation, amortization, long-lived asset disposal and impairment losses, and stock-based compensation. Adjusted EBITDA Margin represents Adjusted EBITDA divided by total revenues expressed as a percentage. Free Cash Flow, also a non-GAAP measure, is defined by the Company as cash provided by operating activities less capital expenditures. Adjusted EBITDA and Free Cash Flow as defined herein may differ from similarly title measures presented by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company and its subsidiaries develop, operate and franchise family entertainment-restaurant centers under the name “Chuck E. Cheese’s” in 48 states and five foreign countries/territories. The primary sources of the Company’s revenues are from Company-owned store sales (food, beverage, game and merchandise, collectively “Company store sales”) and franchise royalties and fees.

Certain costs and expenses relate only to Company-owned stores. These include:

•

Cost of sales which include food, beverage and related supplies costs less rebates from suppliers, paper and birthday supplies, the costs of merchandise sold to and related costs of prizes provided to customers.

•	Labor expenses which include all direct store labor costs, related taxes and benefits.

•	Depreciation and amortization expense directly related to store assets.

•	Rent expense related to store facilities, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.).

•

Other operating expenses which include utilities, repair costs, liability and property insurance, CAM, property taxes, preopening expenses and store asset disposal losses, and all other costs directly related to the operation of a store facility.

Advertising expense includes production costs for television commercials, newspaper inserts, coupons and media expenses for national and local advertising, with offsetting contributions made by the Company’s franchisees pursuant to its franchise agreements.

General and administrative costs represent all expenses associated with the Company’s corporate office operations including regional and district management and corporate personnel payroll and benefits, depreciation of corporate assets and other administrative costs not directly related to the operation of a store facility.

Asset impairment represents non-cash charges related to long-lived assets within the stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

Comparable store sales (sales of domestic stores that were open for a period greater than eighteen consecutive months at the beginning of each respective year or twelve months for acquired stores) are a critical factor when evaluating the Company’s business. A summary of average annual comparable store sales is shown below:

	2007	2006	2005
	(in thousands, except store data)
Average annual sales per comparable store	$1,602	$1,647	$1,633
Number of stores included in comparable store base	436	416	388

The following table summarizes information regarding Company-owned and franchised stores:

	2007	2006	2005
Number of Company-owned stores:
Beginning of period	484	475	449
New	10	14	25
Acquired from franchisees	1	—	2
Closed	(5)	(5)	(1)

End of period	490	484	475

Number of franchise stores:
Beginning of period	45	44	46
New	1	1	1
Acquired by the Company	(1)	—	(2)
Closed	(1)	—	(1)

End of period	44	45	44

Results of Operations

The following table summarizes the Company’s costs and expenses expressed as a percentage of total revenues, except where otherwise noted:

	2007	2006	2005
Company store sales	99.5%	99.6%	99.5%
Franchise fees and royalties	0.5%	0.4%	0.5%

Total revenues	100.0%	100.0%	100.0%

Company store operating costs (as a percentage of Company store sales):
Cost of sales	16.2%	15.8%	16.0%
Labor expenses	27.3%	27.3%	28.0%
Depreciation and amortization	9.0%	8.4%	8.3%
Rent expense	8.2%	7.8%	7.9%
Other operating expenses	14.6%	13.8%	13.6%

Total Company store operating costs	75.3%	73.1%	73.8%

Advertising expense	3.9%	4.2%	4.0%
General and administrative	6.6%	6.9%	6.3%
Asset impairment	1.2%	0.5%	—

Total operating costs and expenses	86.7%	84.4%	83.8%

Operating income	13.3%	15.6%	16.2%
Interest expense, net	1.7%	1.2%	0.7%

Income before income taxes	11.6%	14.4%	15.5%

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues

Company store sales increased 1.6% to $781.7 million in 2007 compared to $769.2 million for the same period in 2006 primarily due to the net increase in the number of Company-owned stores in 2007, partially offset by a 1.4% decrease in comparable store sales during the year. In 2007, the weighted average number of Company-owned stores open during the year increased by 11 stores as compared to 2006. We believe that comparable store sales in 2007 were negatively affected by a weak consumer environment and a significant increase in competition including family movies. Menu prices increased 2.2% between the two years.

Revenue from franchise fees and royalties were $3.7 million in 2007 compared to $3.3 million in 2006. During 2007, one new franchise store opened, one franchise store was acquired by the Company and one franchise store closed. Domestic franchise comparable store sales decreased 0.7% between the two years.

Costs and Expenses

Cost of sales as a percentage of store sales increased 0.4% to 16.2% in 2007 from 15.8% for the same period in 2006 primarily due to higher cheese prices and a larger beverage rebate received in the prior year as compared to 2007. These increases were partially offset by higher menu prices. The average price per pound of cheese in 2007 increased approximately $0.50 compared to prices paid in 2006.

Labor expense as a percentage of store sales remained constant at 27.3% in 2007 and for the same period in 2006 primarily due to a 5.7% increase in hourly wage rates which was offset by improvement in labor productivity and an increase in menu prices.

Depreciation and amortization expense related to our stores increased $6.4 million to $70.7 million in 2007 compared to $64.3 million for the same period in 2006. The increase was due to ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $3.4 million to $63.7 million in 2007 compared to $60.3 million for the same period in 2006 due to new store development.

Other store operating expenses as a percentage of store sales increased 0.8% to 14.6% in 2007 compared to 13.8% for the same period in 2006. The increase was primarily due to negative comparable store sales and a 0.6% increase in insurance expense as percentage of store sales in 2007 attributable to the favorable impact of prior year claims reserves adjustments, resulting from improved trends of general liability and workers compensation claims recognized in 2006, which did not recur to the same extent in 2007.

Advertising expense as a percentage of total revenues decreased 0.3% to 3.9% in 2007 from 4.2% for the same period in 2006 primarily due to lower advertisement production costs in 2007 compared to 2006.

General and administrative expenses associated with our corporate office operations as a percentage of total revenues decreased 0.3% to 6.6% in 2007 from 6.9% for the same period in 2006. The decrease was primarily due to reductions in corporate office compensation and non-recurring professional service fees. During 2007, corporate compensation expense decreased $2.5 million, or 0.3% as a percent of total revenues, primarily due to reductions in bonus costs. The Company also benefited in 2007 from a decrease in professional service fees primarily associated with the conclusion of the Company’s 2006 review of its stock option granting practices. These reductions were partially offset by certain tax related charges and increases in other corporate office expenses.

Impairments related to our store assets increased to $9.6 million in 2007 compared to $3.9 million for the same period in 2006. The asset impairment charges were recorded to write down the carrying amount of the property and equipment at six and five of our stores, in 2007 and 2006, respectively.

Interest expense increased to $13.2 million in 2007 compared to $9.5 million for the same period in 2006 primarily due to a greater amount of debt outstanding under the Company’s credit facility and higher average interest rates incurred in 2007.

The Company’s effective income tax rate was 38.8% and 38.7% in 2007 and 2006, respectively.

Net Income

The Company reported net income of $55.9 million in 2007 compared to $68.3 million for the same period in 2006 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share decreased to $1.76 per share in 2007 from $2.04 per share for the same period in 2006 due to the 18.1% decrease in net income which was partially offset by a 5.3% decrease in the number of weighted average shares outstanding.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues

Company store sales increased 6.4% to $769.2 million in 2006 compared to $722.9 million for the same period in 2005 primarily due to the net increase in the number of Company-owned stores in 2006 and a 2.7% increase in comparable store sales. In 2006, the Company opened 14 new stores and closed five stores. Menu prices increased approximately 0.8% between the two years.

Revenue from franchise fees and royalties were $3.3 million in both 2006 and 2005. During 2006, one new franchise store opened. Domestic franchise comparable store sales increased 1.8% in 2006 compared to 2005.

Costs and Expenses

Cost of sales as a percentage of store sales decreased 0.2% to 15.8% in 2006 from 16.0% for the same period in 2005, primarily due to a 15% reduction in average cheese prices paid during 2006 compared to 2005. This was partially offset by additional costs of store prizes which increased approximately 0.2% as a percent of store sales due to the distribution of free tokens related to a marketing promotion in the first quarter of 2006.

Labor expense as a percentage of store sales decreased 0.7% to 27.3% in 2006 from 28.0% for the same period in 2005 primarily due to the increase in comparable store sales and improved operational efficiencies.

Depreciation and amortization expense related to our stores increased $4.4 million to $64.3 million in 2006 compared to $59.8 million for the same period in 2005. The increase was primarily due to new store development and capital initiatives focused on our existing stores.

Store rent expense increased $3.3 million to $60.3 million in 2006 compared to $57.0 million for the same period in 2005 primarily due to new store development and increased rents.

Other store operating expenses as a percentage of store sales increased 0.2% to 13.8% in 2006 compared to 13.6% for the same period in 2005. The increase was primarily due to increases in utilities expense and asset write-offs, which were partially offset by leverage on fixed costs associated with the increase in comparable store sales and a reduction in insurance costs. Utilities expense as a percentage of store sales increased approximately 0.3% in 2006 primarily due to an 18% increase in the average electricity expense per store. In 2006, asset write-off charges attributable to store remodels and the write down of used games increased by approximately $4.3 million, or 0.5% of store sales. Insurance expense decreased approximately $1.5 million, or 0.2% of store sales between the two years due to improved trends in workers’ compensation and general liability claims and a reduction in insurance premiums.

Advertising expense as a percentage of total revenues increased 0.2% to 4.2% in 2006 compared to 4.0% for the same period in 2005 primarily due to an increase in television advertising and newspaper insert costs.

General and administrative expenses associated with our corporate office operations as a percentage of total revenues increased 0.6% to 6.9% in 2006 compared to 6.3% for the same period in 2005. The increase was primarily due to increases in corporate office compensation and professional service fees. During 2006, corporate compensation expense increased 0.4% as a percent of total revenues primarily due to the achievement of bonus performance criteria. In 2006, the Company also incurred an increase in professional service fees of 0.3% as a percentage of total revenue primarily associated with a review of its stock option granting practices.

Impairments related to our store assets increased to $3.9 million in 2006 compared to $0.4 million for the same period in 2005. In 2006, we recorded asset impairment charges of $3.9 million to write down the carrying amount of the property and equipment at five of our stores.

Interest expense increased to $9.5 million in 2006 compared to $4.5 million for the same period in 2005 primarily due to a greater amount of debt outstanding under the Company’s credit facility and an increase in interest rates.

The Company’s effective income tax rate was 38.7% and 38.2% in 2006 and 2005, respectively.

Net Income

The Company reported net income of $68.3 million in 2006 compared to $69.7 million for the same period in 2005 due to the changes in revenues and expenses discussed above. The Company’s diluted earnings per share increased 5.7% to $2.04 per share in 2006 from $1.93 per share for the same period in 2005. Weighted average diluted shares outstanding decreased 7.5% to 33.5 million in 2006 from 36.2 million in 2005 primarily due to the Company’s share repurchase program.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities is a significant source of liquidity for the Company. Since substantially all of the Company’s sales are tendered with cash or credit cards, and accounts payable are generally due in five to 30 days, the Company is frequently able to carry current liabilities in excess of current assets. The net working capital deficit increased to $11.9 million at December 30, 2007 from $10.0 million at December 31, 2006 primarily due to the timing of payments for accounts payable and a decline in inventories. The Company’s primary requirements for cash relate to planned capital expenditures, the repurchase of the Company’s common stock and debt service. As discussed further below, in 2007, the Company increased the maximum available borrowings obtainable under its credit facility by a total of $350.0 million and the Board of Directors authorized a $200.0 million increase in the Company’s share repurchase program.

Net cash provided by operating activities increased to $162.7 million in 2007 from $149.6 million in 2006. The increase was primarily attributable to a $15.8 million federal income tax refund received in 2007 in connection with the implementation of certain tax strategies partially offset by the timing of payments for accrued expenses and changes in operating assets and liabilities between the two years.

Net cash used in investing activities decreased to $108.6 million in 2007 from $115.5 million in 2006, due to a decrease in capital expenditures during 2007. Capital expenditures were $109.1 million in 2007 compared to $115.8 million in 2006. The decrease in capital expenditures was attributable to the opening of four fewer stores in 2007 than had been opened in the prior year and a lower average cost incurred per store for capital initiatives in 2007 compared to 2006. In 2007, capital initiatives affected 165 existing stores compared to 152 stores in 2006.

Net cash used in financing activities increased to $54.0 million in 2007 from $28.0 million in 2006, primarily due to a $181.8 million increase in the cost of repurchases of the Company’s common stock, partially offset by a $117.4 million increase in net borrowings obtained under the Company’s recently amended credit facility, and a $37.3 million increase in proceeds obtained through the exercise of employee stock options.

Future capital expenditures will primarily be for the development of new stores and reinvestment into the Company’s existing store base through various capital initiatives.

The Company’s plan for new store development is primarily focused on opening high volume stores in densely populated areas. In 2008, the Company plans to open approximately six to seven new Company-owned stores. The Company currently anticipates its cost of opening such new stores will vary depending upon many factors including the size of the unit and whether the Company acquires land or the store is an in-line or freestanding building. The average capital cost of all new stores expected to open in 2008 will approximate $2.5 million to $2.7 million per store. The average square footage of new stores in 2008 should approximate 14,000 square feet with projected average annual sales in excess of $2.0 million. The Company currently projects it will open 30 to 40 Company stores, including store relocations, during the next five years.

For its existing stores, the Company utilizes the following capital initiatives to maintain a unique and exciting environment providing a solid foundation for long-term revenue growth: (a) major remodels, (b) expanding the square footage of the store, and (c) a game enhancement initiative that includes new games and rides.

The major remodel initiative typically includes increasing the space allocated to the game room, an increase in the number of games and rides and in most cases includes a new exterior and interior identity. A new exterior identity includes a revised Chuck E. Cheese’s logo and signage, updating the exterior design of the buildings and, in some stores, colorful new awnings. The interior component includes new paint, updating décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The Company is currently planning to complete 20 to 24 major remodels in 2008, with an average cost of approximately $625,000 to $675,000 per store.

In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides and on average range in cost from $1,000,000 to $1,100,000 per store. The Company is currently planning to complete 18 to 22 store expansions in 2008.

The primary components of the game enhancement initiative are to provide new games and rides. The average cost of a game enhancement in 2008 will approximate $125,000 to $175,000 per store. The Company is currently planning to complete 120 to 130 game enhancement initiatives.

The Company is estimating capital expenditures in 2008 to total approximately $80.0 million to $85.0 million, including approximately $54.0 million the Company is expecting to invest in its existing stores, approximately $19.0 million related to new unit development and the remainder for general store maintenance and corporate capital expenditures. The Company plans to fund its capital expenditures through cash flow from operations and, if necessary, borrowings under the Company’s revolving credit facility.

In August 2007, the Company increased its $200.0 million revolving credit facility by $100.0 million in accordance with the terms of the agreement. In October 2007, the credit facility agreement was amended to provide for total available borrowings of up to $550 million for a term of five years. As of December 30, 2007, there were $316.8 million of borrowings and $12.1 million of letters of credit outstanding under the credit facility. The amended credit facility, which matures in October 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. As amended, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on the Company’s financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of December 30, 2007, borrowings under the credit facility incurred interest at LIBOR (5.088%) plus 0.875% or prime (7.25%). All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. The credit facility agreement contains certain restrictions and conditions, as defined in the agreement, that require the Company to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At December 30, 2007, the Company was in compliance with these covenants.

From time to time, the Company repurchases shares of its common stock under a plan authorized by its Board of Directors (the “Board”). The plan authorizes repurchases in the open market or in private transactions. In July 2005, the Board approved a $400 million share repurchase authorization. On October 22, 2007, the Board authorized a $200 million increase to the share repurchase authorization, bringing the total outstanding share repurchase authorization available at that time to approximately $347.0 million. During 2007, the Company repurchased 7,887,337 shares at an aggregate purchase price of approximately $248.1 million. At the end of 2007, approximately $232.2 million remained available for share repurchases under the $600 million repurchase authorization approved by the Board.

The Company continually assesses the most optimal means by which to repurchase its common stock, including but not limited to open market repurchases, private transactions or other structured transactions such as an accelerated share repurchase entered into with a banking partner. The Company currently anticipates, subject to market conditions, that it will increase its borrowings under the amended credit facility to reflect a debt to Adjusted EBITDA ratio of 2 to 1 and use cash provided by operations to complete the $232.2 million share repurchase authorization by the end of fiscal year 2010.

Contractual Obligations

The following are contractual cash obligations of the Company as of December 30, 2007 (in thousands):

	Cash Obligations Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases (1)	$818,111	$65,277	$128,910	$129,511	$494,413
Capital leases	20,066	1,699	3,398	3,315	11,654
Revolving line of credit (2)	316,800	—	—	316,800	—
Purchase commitments (3)	17,150	5,811	11,339	—	—
Uncertain tax positions (4)	6,207	6,207	—	—	—

	$1,178,334	$78,994	$143,647	$449,626	$506,067

(1)    Includes the initial non-cancellable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)    The amount for the revolving credit facility excludes interest payments that are variable in nature.

(3)    The Company is required to purchase a minimum volume under a contract with its beverage supplier. Failure to purchase the minimum volume could result in a higher price paid by the Company. The Company is also required to purchase certain store furniture totaling $380 thousand that has been or will be manufactured to specifications by the Company.

(4)    Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $4.7 million.

In addition to the above, the Company estimates that the accrued liabilities for group medical, general liability and workers’ compensation claims of approximately $16.2 million as of December 30, 2007 will be paid as follows: approximately $7.8 million to be paid in 2008 and the remainder paid over the six year period from 2009 to 2014.

As of December 30, 2007, capital expenditures totaling $10.3 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

Inflation

The Company’s cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal, state and municipal mandated minimum wage requirements. Management anticipates that any increases in federal or state mandated minimum wage would result in higher costs to the Company, which the Company expects may be partially offset by menu price increases.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The application of GAAP requires the Company to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout the Company’s financial statements and is affected by management judgment and uncertainties. The Company’s estimates, assumptions and judgments are based on historical experience, current market trends and other factors that it believes to be relevant and reasonable at the time the consolidated financial statements are prepared. The Company continually evaluates the information used to make these estimates as the business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are described in Note 1 “Summary of significant accounting policies” under Item 8. “Financial Statements and Supplementary Data.” The Company considers an accounting policy or estimate to be critical if it requires difficult, subjective or complex judgments, and is material to the portrayal of financial condition, changes in financial condition or results of operations. The accounting policies and estimates that management considers most critical are: estimation of reserves and valuation allowances specifically related to insurance, tax and legal contingencies; valuation of long-lived assets; stock-based compensation; and lease accounting. The selection, application and disclosure of the critical accounting policies and estimates have been reviewed by the Audit Committee of the Board of Directors.

Estimation of Reserves and Valuation Allowances

The amount of liability the Company records for claims related to insurance, tax and legal contingencies requires the Company to make judgments about the amount of expenses that will ultimately be incurred. The Company uses history and experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, the Company assesses the potential liability related to its various claims and revises its estimates as appropriate. These revisions could materially impact the Company’s results of operations and financial position or liquidity.

The Company is insured for certain losses related to workers’ compensation, general liability, property and other liability claims, with deductibles up to approximately $0.2 million to $0.4 million per occurrence. This insurance coverage limits the Company’s exposure for any catastrophic claims that may arise above the deductible. The Company also has a self-insured health program administered by a third party covering the majority of the employees that participate in the Company’s health insurance programs. The Company estimates the amount of reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on information provided by either an independent actuarial firm or third party. The information includes historical claims experience, demographic factors, severity factors, and other factors the Company deems relevant. A 10% change in the insurance reserves at December 30, 2007, would have affected net income by approximately $0.9 million for the fiscal year ended December 30, 2007. As of December 30, 2007, actual losses had not exceeded the Company’s expectations. Additionally, for claims that exceed the deductible amount, the Company records a gross liability and a corresponding receivable representing expected recoveries, since the Company is not legally relieved of its obligation to the claimant.

The Company is subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine the Company’s tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of the Company’s evaluation of these tax issues, the Company establishes reserves in the consolidated financial statements based on the estimate of current probable tax exposures. Effective January 1, 2007, the Company began recognizing uncertain income tax positions based on the assessment of whether the tax position was more likely than not to be sustained on audit, using the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Depending on the nature of the tax issue, the Company could be subject to audit over several years; therefore, the estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

Additionally, the Company is from time to time involved in legal proceedings and governmental inquiries associated with employment and other matters. Reserves are established based on the Company’s best estimates of the potential liability in these matters. These estimates are developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies.

Although the Company believes that its assessments of tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose the Company to material gains or losses in future periods. These actual results could materially affect the Company’s effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as historical negative cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. Fair value is determined by discounting expected future cash flows using a risk-free rate of interest or other market information.

Impairment losses, if any, are recorded in the period in which the Company determines that an impairment occurred. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset unless written down to salvage value, at which time depreciation ceases.

The impairment calculation requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and discount rates. If actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to additional impairment charges, which could be material to the Company’s results of operations.

Stock-Based Compensation

The Company has historically granted certain stock-based compensation awards to employees and directors in the form of stock options and restricted stock. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” at the date that an award is granted, the Company determines the fair value of the award and recognizes the compensation expense over the period that services are required to be provided (“requisite service period”) in exchange for the award, which typically is the period over which the award vests.

The Company determines the fair value of all stock-based compensation awards as of the measurement date (i.e. grant date), which is the first date on which both are known with finality (1) the number of shares an individual employee is entitled to receive and (2) the award price. The Company uses all available evidence to determine the measurement date. For awards granted after 2005, this is the date that the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors meets and approves the granting of a stock-based award.

Restricted stock is valued at the closing market price of the Company’s common stock on the date of grant. The fair value of stock options were estimated using the Black-Scholes option-pricing model, which requires management to apply judgment and use highly subjective assumptions of factors required to be input into the model, including estimating the length of individuals will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), a dividend yield and risk-free interest rate. The Company used historical data and judgment to estimate the expected term and the stock price volatility. Effective during the 2006 fiscal year, the Company discontinued granting stock options; however it continues to recognize compensation expense for option awards previously granted to employees and non-employee directors based on the fair values used for the pro forma disclosures previously required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

The Company recognizes stock-based compensation only to the extent that an award vests and applies an estimated forfeiture rate assumption to adjust compensation cost for the effect of those individuals that are not expected to complete the requisite service period and will forfeit non-vested awards. The forfeiture rate assumption is based on the Company’s historical experience of award forfeitures, and as necessary, is adjusted for certain events that are not expected to recur during the expected term of the award.

While the assumptions that have been developed are based on the Company’s best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of the Company’s control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in the Company’s consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from the Company’s estimated forfeitures, the Company may have an adjustment to the financial statements in future periods.

Lease Accounting

The Company estimates the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is in the sole discretion of the Company and can be reasonably assured due to the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the renewal period or economic life of the asset.

The determination of the expected term of a lease requires the Company to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of long-lived assets, and it may result in the reversal of deferred rent balances that assumed higher rent payments in renewal periods that were never ultimately exercised by the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s 2008 fiscal year. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which defers the effective date of SFAS 157 until fiscal years and interim periods beginning after November 15, 2008, for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. For the Company, the deferral provided by FSP 157-2 will apply to property and equipment measured at fair value in connection with its periodic assessments for impairment. Additionally, on February 14, 2008, the FASB issued FSP No. 157-1 which amends SFAS 157 to exclude from its scope fair value measurements for purposes of lease classification or measurement under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” In 2008, the Company will apply the provisions of SFAS 157 to its financial assets and liabilities. The Company’s partial adoption of this statement in 2008 has not had a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s 2008 fiscal year. The Company’s adoption of this statement in 2008 has not had a material impact on its consolidated financial statements; however any further impact of SFAS 159 will depend on the extent to which the Company elects to measure eligible items at fair value in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) establishes new guidance for how business combinations are accounted for in the acquirer’s financial statements. SFAS 160 establishes accounting and reporting standards for minority ownership interests in subsidiaries, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008, which will be the Company’s fiscal year beginning December 29, 2008. The Company is currently evaluating the impact the adoption of these statements will have on its consolidated financial statements.

Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “project,” “estimate” and similar expressions (or the negative of such expressions). Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to interest rate, commodity price and foreign currency market risks.

The Company’s exposure to market risk results primarily from changes in interest rates on its revolving line of credit which was $316.8 million at December 30, 2007. The Company currently has not entered into any derivative instruments to manage the exposure to this risk. The exposure to interest rate risk results from changes in LIBOR and the prime rate. The annualized effect of a 100 basis point increase in LIBOR at December 30, 2007, would result in an increase of interest expense by approximately $3.2 million.

Additionally, commodity prices of foods such as cheese can vary throughout the year due to changes in demand and supply. The Company currently has not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in the Company’s cheese costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $0.9 million for the 2007 fiscal year.

Foreign currency risk with respect to changes in the value of the Canadian dollar is immaterial to the Company.

Item 8.	Financial Statements and Supplementary Data

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2007. We also have audited the Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2008

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30,	December
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,373	$18,308
Accounts receivable, net	18,176	17,556
Inventories	15,533	18,296
Prepaid expenses	11,352	8,210
Deferred tax asset	3,585	2,394

Total current assets	67,019	64,764

Property and equipment, net	668,390	637,560
Other assets	2,484	1,861

Total assets	$737,893	$704,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$756	$693
Accounts payable	40,209	33,430
Accrued liabilities	37,940	40,680

Total current liabilities	78,905	74,803

Long-term debt, less current portion	329,119	181,088
Deferred rent	73,995	68,449
Deferred tax liability	24,760	12,056
Accrued insurance	8,435	8,583
Other liabilities	4,686	—

Total liabilities	519,900	344,979

Commitments and contingencies (Note 6)

Shareholders' equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 58,874,737 and 56,619,300 shares issued, respectively	5,887	5,662
Capital in excess of par value	374,376	325,212
Retained earnings	584,726	531,435
Accumulated other comprehensive income	7,011	2,368
Less treasury shares of 32,258,224 and 24,359,450, respectively, at cost	(754,007)	(505,471)

Total shareholders’ equity	217,993	359,206

Total liabilities and shareholders’ equity	$737,893	$704,185

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Fiscal Year
	2007	2006	2005
REVENUES
Company store sales	$781,665	$769,241	$722,873
Franchise fees and royalties	3,657	3,312	3,296

Total revenues	785,322	772,553	726,169

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of sales	126,413	121,808	115,930
Labor expenses	214,147	210,010	202,780
Depreciation and amortization	70,701	64,292	59,849
Rent expense	63,734	60,333	57,022
Other operating expenses	113,789	106,025	98,094

Total Company store operating costs	588,784	562,468	533,675

Advertising expense	30,651	32,253	29,294
General and administrative	51,705	53,037	45,527
Asset impairment	9,638	3,910	360

Total operating costs and expenses	680,778	651,668	608,856

Operating income	104,544	120,885	117,313
Interest expense, net	13,170	9,508	4,532

Income before income taxes	91,374	111,377	112,781
Income taxes	35,453	43,120	43,110

Net income	$55,921	$68,257	$69,671

Earnings per share:
Basic	$1.81	$2.09	$1.99

Diluted	$1.76	$2.04	$1.93

Weighted average shares outstanding:
Basic	30,922	32,587	35,091

Diluted	31,694	33,465	36,188

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year - Amounts			Fiscal Year - Shares
	2007	2006	2005	2007	2006	2005
Common stock and capital in excess of par value:
Balance, beginning of year	$330,874	$320,051	$296,555	56,619	56,116	55,557
Stock options exercised	45,257	7,989	11,224	2,050	349	547
Tax benefit from exercise of stock options	(845)	373	3,854	—	—	—
Stock issued under 401(k) plan	476	456	456	12	13	12
Stock-based compensation costs	4,509	5,801	7,962	—	—
Restricted stock issued, net of forfeitures	—	—	—	194	241	—
Restricted stock returned for taxes	(8)	—	—	—	—	—
Treasury stock reserved – 401(k) plan	—	(3,796)	—	—	(100)	—

Balance, end of year	380,263	330,874	320,051	58,875	56,619	56,116

Retained earnings:
Balance, beginning of year	531,435	463,178	393,507
Cumulative effect adjustment of adopting FIN 48 (see Note 1)	(2,630)	—	—
Net income	55,921	68,257	69,671

Balance, end of year	584,726	531,435	463,178

Accumulated other comprehensive income (loss):
Balance, beginning of year	2,368	2,446	1,476
Foreign currency translation	4,643	(78)	970

Balance, end of year	7,011	2,368	2,446

Treasury shares:
Balance, beginning of year	(505,471)	(442,492)	(325,560)	24,359	22,500	19,211
Treasury stock acquired	(248,536)	(66,775)	(116,932)	7,899	1,959	3,289
Treasury stock reserved – 401(k) plan	—	3,796	—	—	(100)	—

Balance, end of year	(754,007)	(505,471)	(442,492)	32,258	24,359	22,500

Total shareholders’ equity	$217,993	$359,206	$343,183

Comprehensive income:
Net income	$55,921	$68,257	$69,671
Other comprehensive income (loss):
Foreign currency translation, net of tax	4,643	(78)	970

Comprehensive income	$60,564	$68,179	$70,641

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2007	2006	2005
Operating activities:
Net income	$55,921	$68,257	$69,671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,919	65,392	61,310
Deferred income taxes	15,079	(8,085)	(6,518)
Stock-based compensation expense	4,384	5,601	7,962
Contributions from landlords	2,720	4,600	5,458
Deferred lease rentals	2,826	1,972	2,992
Deferred debt financing costs	130	—	—
Loss on asset disposals and impairment	14,465	10,254	2,389
Changes in assets and liabilities:
Accounts receivable	(620)	(666)	(2,614)
Inventories	2,763	(4,637)	(1,488)
Prepaid expenses	(3,142)	(328)	(438)
Accounts payable	4,264	(558)	6,360
Accrued liabilities	(7,967)	7,800	(10,086)

Cash provided by operating activities	162,742	149,602	134,998

Investing activities:
Purchases of property and equipment	(109,066)	(115,810)	(91,637)
Proceeds from sale of property and equipment	—	66	533
Change in other assets	419	228	(143)

Cash used in investing activities	(108,647)	(115,516)	(91,247)

Financing activities:
Proceeds from line of credit	205,800	71,000	111,600
Payments on long-term debt and line of credit	(57,885)	(40,522)	(52,816)
Payments of debt financing costs	(1,184)	—	—
Exercise of stock options	45,257	7,989	11,224
Excess tax benefit from exercise of stock options	2,016	373	3,854
Treasury stock acquired	(248,544)	(66,775)	(116,932)
Other	510	(27)	(295)

Cash used in financing activities	(54,030)	(27,962)	(43,365)

Increase in cash and cash equivalents	65	6,124	386
Cash and cash equivalents, beginning of year	18,308	12,184	11,798

Cash and cash equivalents, end of year	$18,373	$18,308	$12,184

Supplemental Cash Flow Information:
Interest paid	$10,721	$9,168	$4,189
Income taxes paid, net	27,016	45,106	52,665

Non-cash investing and financing activities:
Accrued construction accounts payable	$10,335	$7,344	$9,109
Investment in capital leases	—	1,735	973
Modification of capital leases	—	—	(445)
Stock issued under 401(k) plan	476	456	456
Restricted stock awards issued, net of forfeitures	7,036	7,114	—
Treasury stock retired and reserved for 401(k) plan	—	3,796	—

See notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Description of business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s family entertainment-restaurant centers. As of December 30, 2007, 490 and 44 Chuck E. Cheese’s were operated by the Company and its franchisees, respectively.

Basis of presentation: The consolidated financial statements include the accounts of the Company and also include the accounts of the International Association of CEC Entertainment, Inc. (the “Association”); an entity in which the Company has variable interests and the Company is considered the primary beneficiary. The assets, liabilities and operating results of the Association are not material to the Company’s consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company has only one reportable segment.

Reclassification: Prior year amounts in the consolidated statement of earnings have been reclassified to conform to current year presentation. The reclassification had no impact on net income and the change in total revenues was immaterial.

Fiscal year: The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday nearest December 31. References to 2007, 2006 and 2005 are for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. Fiscal year 2007, 2006 and 2005 each consisted of 52 weeks.

Use of estimates and assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property and equipment: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations over the estimated useful lives of the assets by the straight-line method, generally ranging from four to 20 years for furniture, fixtures and equipment and 40 years for buildings. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term, including renewal option periods provided for in the lease that are reasonably assured, or the estimated useful lives of the related assets. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured of being exercised) when estimating the depreciable lives of leasehold improvements, in determining straight-line rent expense and classification of its leases as either operating or capital. Total depreciation and amortization expense was approximately $71.9 million, $65.4 million and $61.3 million in 2007, 2006 and 2005, respectively.

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of any impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset, which approximates its fair value.

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

Fair value of financial instruments: The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks.

Stock-based compensation: The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires companies to expense the fair value of all stock-based awards to employees, including grants of employee stock options, in the financial statements over the period that service is provided in exchange for the award (“vesting period”). Compensation cost is recognized to the extent an award vests, therefore SFAS 123(R) also requires companies to estimate at the date of grant the number of stock-based awards that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The Company measures compensation cost related to stock options based on the grant date fair value of the award using the Black-Scholes option-pricing model. The Company measures the fair value of compensation cost related to restricted stock awards based on the closing market price of the Company’s common stock on the grant date.

The Company adopted SFAS 123(R) beginning in the first quarter of 2006 using the modified retrospective transition method, which required the Company to adjust its prior period financial statements to give effect to the fair-value-based method of accounting for stock option awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Under the modified retrospective transition method, compensation cost and related tax effects have been recognized in those financial statements as though they had been accounted for under SFAS 123(R). See Note 9 for the effects of the adoption of SFAS 123(R).

Prior to fiscal year 2006, the Company accounted for stock-based compensation under the intrinsic value method of APB 25 and related interpretations in accounting for stock options. Accordingly, in periods prior to 2006, compensation cost was recognized for stock options granted with an exercise price less than the market price of the Company’s common stock on the measurement date.

The Black-Scholes option-pricing model used to estimate the grant date fair value of stock options under SFAS 123(R) requires the input of subjective assumptions including estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), a dividend yield and risk-free interest rate. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The weighted average assumptions used in the Black-Scholes calculation for stock options granted during 2005 were as follows:

2005
Dividend yield	0%
Expected volatility	30.0%
Risk-free interest rate	4.1%
Expected term (in years)	3.2

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of significant accounting policies (continued):

The estimated fair value of stock options granted during 2005 was $9.80 per share. There were no stock options granted during 2006 and 2007.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from exercise of stock options on the consolidated statement of cash flows.

Revenue recognition: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens are purchased by customers and the Company recognizes a liability for the estimated amount of unused tokens which may be redeemed in the future. Revenues from franchised stores include initial and continuing fees and royalties. Initial franchise fees are recognized upon the opening of a franchise store, which is generally when the Company has fulfilled all its significant obligations to the franchisee. Continuing fees and royalties, which are a percentage of franchise store sales, are recognized in the period earned. Initial franchise fees included in revenues were $200 thousand, $60 thousand, and $85 thousand in 2007, 2006 and 2005, respectively.

Cost of sales: Cost of sales includes the cost of food, beverage, related supplies, prizes and merchandise sold during the period. These amounts exclude any allocation of other operating costs including depreciation and amortization expense.

Advertising costs: The Company utilizes an Advertising Fund to administer all of the Company’s national advertising programs that benefit both the Company and its franchisees. The Company and its franchisees are required to contribute a percentage of their gross sales to the fund. As the contributions to this fund are designated and segregated for advertising, the Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the Advertising Fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.

Production costs for commercials and coupons are expensed in the year in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred.

Self-insurance accruals: The Company is self-insured for certain losses related to health, workers’ compensation and general liability, although it obtains third-party insurance coverage to limit its exposure to these losses. The Company estimates its accrued liabilities for self-insurance using historical experience and valuations provided by independent third-party actuaries.

Income taxes: The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is applied against net deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability (“unrecognized tax benefit”) is recorded. See Note 7 for further discussion of the Company’s adoption of FIN 48.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of significant accounting policies (continued):

Recent accounting pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s 2008 fiscal year. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which defers the effective date of SFAS 157 until fiscal years and interim periods beginning after November 15, 2008, for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. For the Company, the deferral provided by FSP 157-2 will apply to property and equipment measured at fair value in connection with its periodic assessments for impairment. Additionally, on February 14, 2008, the FASB issued FSP No. 157-1 which amends SFAS 157 to exclude from its scope fair value measurements for purposes of lease classification or measurement under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” In 2008, the Company will apply the provisions of SFAS 157 to its financial assets and liabilities. The Company’s partial adoption of this statement in 2008 has not had a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s 2008 fiscal year. The Company’s adoption of this statement in 2008 has not had a material impact on its consolidated financial statements; however any further impact of SFAS 159 will depend on the extent to which the Company elects to measure eligible items at fair value in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) establishes new guidance for how business combinations are accounted for in the acquirer’s financial statements. SFAS 160 establishes accounting and reporting standards for minority ownership interests in subsidiaries, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008, which will be the Company’s fiscal year beginning December 29, 2008. The Company is currently evaluating the impact the adoption of these statements will have on its consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Accounts receivable:

	2007	2006
	(in thousands)
Trade	$6,858	$6,215
Vendor rebates	6,740	5,750
Leasehold improvement incentives	1,917	1,435
Other	2,661	4,156

	$18,176	$17,556

3.	Property and equipment:

	2007	2006
	(in thousands)
Land	$45,255	$44,963
Leasehold improvements	454,869	403,706
Buildings	93,222	88,582
Game, kitchen and other equipment	408,920	393,689
Property leased under capital leases (Note 6)	16,031	15,816

	1,018,297	946,756
Less accumulated depreciation and amortization	(369,725)	(332,808)

Net property and equipment in service	648,572	613,948
Construction in progress	12,814	14,325
Game and kitchen equipment held for future service	7,004	9,287

	$668,390	$637,560

4.	Accrued liabilities and accrued insurance:

	2007	2006
	(in thousands)
Current:
Salaries and wages	$10,004	$14,836
Insurance	7,800	4,157
Taxes, other than income	6,606	8,228
Income taxes	5	5,977
Unearned revenues	6,437	4,138
Other accrued liabilities	7,088	3,344

	$37,940	$40,680

Long-term:
Insurance	$8,435	$8,583

Accrued insurance liabilities represent estimated claims incurred but unpaid under the Company’s self-insured retention programs for general liability, workers’ compensation, health benefits and certain other insured risks.

5.	Long-term debt:

	2007	2006
	(in thousands)
Revolving bank loan	$316,800	$168,200
Obligations under capital leases (Note 6)	13,075	13,581

	329,875	181,781
Less current portion	(756)	(693)

	$329,119	$181,088

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-term debt (continued):

In August 2007, the Company increased its $200.0 million revolving credit facility by $100.0 million in accordance with the terms of the credit facility agreement. Other than increasing total borrowing capacity to $300.0 million, the terms of the credit facility agreement, including maturity, interest rates and financial covenant ratios remained unchanged. In October 2007, the Company amended the revolving credit facility agreement to provide for total borrowings of up to $550.0 million for a term of five years. The amended credit facility replaced the Company’s previous $300.0 million borrowing arrangement. The amended credit facility, which matures in 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. As amended, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on the Company’s financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of December 30, 2007, borrowings under the credit facility incurred interest at LIBOR (5.088%) plus 0.875% or prime (7.25%). All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness.

The weighted average interest rate incurred on outstanding borrowings was 6.3% and 5.6% in 2007 and 2006, respectively. The Company capitalized interest costs of $100 thousand, $141 thousand and $109 thousand in 2007, 2006 and 2005, respectively, related to the construction of new stores. A commitment fee of 0.1% to 0.3% depending on the Company’s financial performance and debt levels is payable on any unused credit line.

The credit facility agreement contains certain restrictions and conditions, as defined in the agreement, that require the Company to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At December 30, 2007, the Company was in compliance with these covenants.

As of December 30, 2007, there were $12.1 million of letters of credit outstanding under the credit facility.

6.	Commitments and contingencies:

Leases

The Company leases certain store locations and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

Scheduled annual maturities of the obligations for capital and operating leases as of December 30, 2007, are as follows:

Years	Capital	Operating
	(in thousands)
2008	$1,699	$65,277
2009	1,699	64,348
2010	1,699	64,562
2011	1,699	64,959
2012	1,616	64,552
Thereafter	11,654	494,413

Minimum future lease payments	20,066	$818,111

Less amounts representing interest (interest rates from 6.20% to 16.63%)	(6,991)

Present value of future minimum lease payments	13,075
Less current portion	(756)

Long-term capital lease obligation	$12,319

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Commitments and contingencies (continued):

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following:

	2007	2006	2005
	(in thousands)
Minimum	$73,743	$69,453	$65,140
Contingent	280	373	240

	$74,023	$69,826	$65,380

Legal Proceedings

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. The Company tendered its defense of this matter to Manley Toy, from which the Company had purchased certain disco light products. Manley Toy accepted the Company’s tender and has indicated it will indemnify the Company in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. The Company filed its answer to the complaint on September 7, 2006, and discovery has commenced. The Bullock Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and is asserting a vigorous defense against it. Having considered its available insurance coverage and indemnification from Manley Toy, the Company does not expect this matter to have a material impact on its financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case; which is presently pending before the Ninth Circuit. Thus, the Blanco Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ further efforts, if any, to certify a nationwide class action.

On November 19, 2007, a purported class action lawsuit against the Company, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company received service of process on December 21, 2007. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated employees and former employees of the Company in California from 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal and rest periods, wages due upon termination, waiting time penalties and seeks an unspecified amount in damages. On January 18, 2008, the Company removed the Chavez Litigation to Federal Court. The Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Chavez Litigation plaintiff’s efforts to certify a California class action. However, the Chavez Litigation’s ultimate outcome, and any ultimate effect on the Company cannot be determined at this time.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Commitments and contingencies (continued):

On January 9, 2008, a purported class action lawsuit against the Company, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company was served with the complaint on January 30, 2008. The Perez Litigation was filed by former store employees purporting to represent other similarly situated employees and former employees of the Company in California from 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties and seeks an unspecified amount in damages. The Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Perez Litigation plaintiff’s efforts to certify a California class action. However, the Perez Litigation’s ultimate outcome, and any ultimate effect on the Company cannot be determined at this time.

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

7.	Income taxes:

The significant components of income tax expense are as follows:

	2007	2006	2005
	(in thousands)
Current expense:
Federal	$13,325	$44,086	$42,897
State	1,192	4,597	2,995
Foreign	515	1,124	—
Tax benefit from exercise of stock options	5,342	1,398	5,231

Total current expense	20,374	51,205	51,123
Deferred expense (benefit):
Federal	12,144	(6,671)	(6,867)
State	2,725	(829)	(845)
Foreign	210	(585)	(301)

Total deferred expense (benefit)	15,079	(8,085)	(8,013)

	$35,453	$43,120	$43,110

The income tax effects of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2007	2006
	(in thousands)
Current deferred tax asset:
Accrued vacation	$1,427	$1,056
Unearned gift certificates	2,085	1,326
Other	73	12

	$3,585	$2,394

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income taxes: (continued):

	2007	2006
	(in thousands)
Non-current deferred tax asset (liability):
Deferred rent	$20,707	$26,021
Stock-based compensation	7,542	12,499
Unearned franchise fees	383	247
Depreciation	(67,375)	(57,188)
Foreign	(118)	109
Insurance	6,015	4,551
Asset impairment	7,851	—
Other	235	1,705

	$(24,760)	$(12,056)

A reconciliation of the statutory rate to taxes provided is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2%	3.5%	2.0%
Other	0.6%	0.2%	1.2%

Effective tax rate	38.8%	38.7%	38.2%

On January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 1 “Income taxes”) and recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability is recorded.

As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of the adoption, including the increase in the liability noted above, the Company had approximately $13.7 million of unrecognized tax benefits. Included in the balance at January 1, 2007, are $2.2 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 30, 2007, the Company had approximately $10.9 million of unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in interest expense and related penalties are included general and administrative expenses. Interest and penalties expense related to uncertain tax positions were $687 thousand and $1.9 million, respectively in 2007. The total amount of interest and penalties accrued related to uncertain tax positions as of January 1, 2007 and December 30, 2007 was $2.1 million and $4.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,742
Additions for tax positions related to the current year	827
Increases for tax positions of prior years	549
Decreases for tax positions of prior years	(3,892)
Settlement with tax authorities	(190)
Expiration of statute of limitations	(143)

Balance at December 30, 2007	$10,893

Included in the balance at December 30, 2007, are $2.8 million of unrecognized tax benefits that, if recognized, would decrease the Company’s provision for income taxes. The remaining balance at December 30, 2007 primarily represents amounts that are expected to be settled in cash.

The Company is subject to the U.S. federal income tax, and files income tax returns in multiple state jurisdictions and in Canada. The U.S. federal tax years 2003 through 2006 are open to audit, with 2003 through 2005 currently under examination. In general, the state tax years open to audit range from 2003 through 2006 and the Canadian tax years open to audit include 2002 through 2006. Within the next twelve months, we expect to settle or otherwise conclude all federal income tax examinations for the years 2003 through 2005, as well as certain ongoing state income tax audits. As such, it is possible the Company’s liability for uncertain tax positions would decrease by approximately $6.2 million through audit settlement.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per common share:

Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and non-vested shares of restricted stock.

The following table sets forth the computation of EPS, basic and diluted (in thousands, except per share data):

	2007	2006	2005
Net income applicable to common shares	$55,921	$68,257	$69,671

Basic:
Weighted average common shares outstanding	30,922	32,587	35,091

Earnings per common share	$1.81	$2.09	$1.99

Diluted:
Weighted average common shares outstanding	30,922	32,587	35,091
Potential common shares for stock options and restricted stock	772	878	1,097

Weighted average shares outstanding	31,694	33,465	36,188

Earnings per common and potential common shares	$1.76	$2.04	$1.93

Stock options to purchase 813,650, 863,851, and 946,680 common shares were not included in the diluted EPS computations in 2007, 2006 and 2005, respectively, because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

9.	Stock-based compensation plans:

The Company has stock-based compensation plans that include non-statutory stock option plans and restricted stock plans for its employees and non-employee directors. In conjunction with shareholder approval of the restricted stock plans in fiscal year 2006, the Company discontinued issuing stock options to its employees and non-employee directors.

The fair value of all stock-based awards, less estimated forfeitures, has been recognized in the financial statements over the vesting period. The consolidated statement of earnings for fiscal years 2007, 2006 and 2005 reflect pre-tax stock-based compensation cost of $4.4 million, $5.6 million and $8.0 million, respectively, which is included in general and administrative expenses. The income tax benefit related to stock-based compensation cost was $1.7 million, $2.1 million and $3.1 million for fiscal years 2007, 2006 and 2005, respectively. Stock-based compensation cost of $125 thousand, $200 thousand, and $0 was capitalized as property and equipment in 2007, 2006 and 2005, respectively.

Stock Option Plans

The Company has adopted stock option plans under which 10,781,250 shares, as amended, may be granted to employees and 437,500 shares, as amended, may be granted to non-employee directors. Under the terms of the Company’s stock option plans, employees and non-employee directors were granted options to purchase the Company’s common stock at a price equal to the fair market value of the underlying shares on the date of grant. Options may not be exercised until the employee has been continuously employed at least one year, or the non-employee director has served on the Board of Directors for at least two years, after the date of grant. Stock options granted under the plans vest over periods of one to four years and expire from five to seven years from the date of grant. Options which expire or terminate may be re-granted under the plan. The Company issues new shares of its common stock when options are exercised. In 2006, the Company discontinued granting stock options.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stock-based compensation plans (continued):

The following table summarizes 2007 stock option activity and related information for all plans:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, December 31, 2006	4,932,678	$25.66
Granted	—	—
Exercised	(2,049,686)	$22.08
Forfeited	(103,312)	$32.81

Options outstanding, December 30, 2007	2,779,680	$28.15	2.1	$6,765

Options exercisable, December 30, 2007	2,305,318	$26.53	2.0	$6,765

Pursuant to a plan approved by the Board of Directors, the Company’s executive officers elected in December 2006 to modify the terms of certain outstanding stock options held by them totaling 1,903,450 shares in order to comply with the requirements of Internal Revenue Code 409A by setting a pre-determined fixed period in which such stock options would be exercised.

Cash proceeds from the exercise of stock options totaled $45.3 million, $8.0 million and $11.2 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Stock options exercised in fiscal years 2007, 2006 and 2005, had an aggregate intrinsic value (the amount by which the closing market price of the Company’s common stock on the date of exercise exceeded the exercise price multiplied by the number of shares) of $31.8 million, $3.7 million and $9.2 million, respectively. As of December 30, 2007, unrecognized pretax stock-based compensation cost related to stock options was $654 thousand which will be recognized over a weighted average remaining vesting period of 1.0 year.

Restricted Stock Plans

The Company has adopted an employee restricted stock plan under which 1,100,000 shares, as amended, are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years, subject to the terms of the employee restricted stock plan. The Company has also adopted a non-employee directors restricted stock plan under which 75,000 shares, as amended, are authorized to be granted before May 1, 2020. Shares awarded under the non-employee directors restricted stock plan provide for a vesting period of four years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares which are forfeited or cancelled may be re-granted under the plan.

The following table summarizes 2007 restricted stock activity for all plans:

	Restricted Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding, December 31, 2006	240,877	$32.18
Granted	220,826	$38.57
Vested	(59,310)	$32.18
Forfeited	(26,599)	$36.03

Restricted stock outstanding, December 30, 2007	375,794	$35.66

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stock-based compensation plans (continued):

In 2006, the Company granted 258,364 shares of restricted stock at a weighted average grant date fair value of $32.19 per share. The total fair value of shares vested during 2007 was $2.5 million. There were no shares vested in 2006 and 2005. On January 8, 2008, the Company granted an additional 25,296 shares under the non-employee directors restricted stock plan. As of December 30, 2007, unrecognized pretax stock-based compensation cost related to restricted stock was $9.6 million which will be recognized over a weighted average remaining vesting period of 2.8 years.

The following tables present the effects of the retrospective application of SFAS 123(R) on the consolidated balance sheet, statement of earnings, statement of comprehensive income and statement of cash flows as previously reported in the Company’s Annual Report on Form 10-K/A for the year ended January 1, 2006:

	Fiscal Year Ended January 1, 2006
	As Previously Reported	SFAS 123(R) Adjust	As Adjusted
	(in thousands, except per share data)
Balance Sheet:
Long-term deferred tax liability	$29,352	$(9,733)	$19,619
Capital in excess of par value	271,332	43,107	314,439
Retained earnings	496,552	(33,374)	463,178
Total shareholders’ equity	333,450	9,733	343,183

Statement of Earnings:
General and administrative	$37,893	$7,634	$45,527
Total operating costs and expenses	601,222	7,634	608,856
Income before income taxes	120,415	(7,634)	112,781
Income taxes	45,714	(2,604)	43,110
Net income	74,701	(5,030)	69,671
Basic earnings per share	2.13	(0.14)	1.99
Diluted earnings per share	2.06	(0.13)	1.93

Statement of Comprehensive Income:
Comprehensive income	75,671	(5,030)	70,641

Statement of Cash Flows:
Net income	$74,701	$(5,030)	$69,671
Deferred income tax expense	(4,767)	(1,751)	(6,518)
Stock-based compensation expense	328	7,634	7,962
Excess tax benefit from stock-based compensation	4,707	(4,707)	—
Cash provided by operating activities	138,852	(3,854)	134,998
Excess tax benefit from stock-based compensation	—	3,854	3,854
Cash used in financing activities	(47,219)	3,854	(43,365)

10.	Benefit plans:

The Company has adopted the CEC 401(k) Retirement and Savings Plan (“401(k) Plan”), to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Only non-highly compensated employees as determined by the Internal Revenue Service are eligible to participate in the 401(k) Plan. Contributions by the Company are made in the form of its common stock. At December 30, 2007, the Company accrued $536 thousand for contributions for the 2007 plan year, which will be paid in common stock in fiscal 2008. The Company made contributions of approximately $476 thousand and $456 thousand in common stock for the 2006 and 2005 plan years. At December 30, 2007, 100,457 shares remained available for grant under the plan.

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

11.	Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in 2007 and 2006:

	Fiscal year ended December 30, 2007
	April 1	July 1	Sept. 30	Dec. 30
	(in thousands, except per share data)
Total revenues	$232,859	$179,865	$197,481	$175,117
Operating income	54,269	16,563	28,197	5,515
Income before income taxes	51,478	13,698	25,115	1,083
Net income	32,020	8,548	15,917	(564)

Earnings per Share:
Basic	$1.00	$0.27	$0.51	$(0.02)
Diluted	0.95	0.26	0.50	(0.02)

	Fiscal year ended December 31, 2006
	April 2	July 2	Oct. 1	Dec. 31
	(in thousands, except per share data)
Total revenues	$226,735	$176,129	$194,626	$175,063
Operating income	48,868	18,905	30,726	22,386
Income before income taxes	47,077	16,576	28,050	19,674
Net income	28,853	10,159	17,192	12,053

Earnings per Share:
Basic	$0.86	$0.31	$0.54	$0.38
Diluted	0.84	0.30	0.53	0.36

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including seasonal variances in the Company’s business and changes in food costs. Quarterly earnings per share amounts may not sum to earnings per share for the year due to changes throughout the year in basic and diluted weighted average shares outstanding. Prior year quarterly amounts have been reclassified to conform to current year presentation. The reclassification had no impact on net income and the change in total revenues was immaterial.

Fourth Quarter Adjustment

During the fourth quarter of 2007, the Company recorded asset impairment charges of approximately $8.4 million to write down the carrying amount of the property and equipment related to five Company-owned stores.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

During the year ended December 30, 2007, our management completed the corrective action to remediate a material weakness discussed in our 2005 Form 10-K/A and our 2006 Form 10-K. Our management tested the operational effectiveness of the controls put into place or strengthened to eliminate the material weakness. As a result of these measures, we have concluded that this material weakness has been remediated.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 30, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 30, 2007, which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference from and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2008 annual meeting of stockholders.

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

The information required by this Item regarding the directors and executive officers of the Company is incorporated by reference from and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company’s 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated by reference from and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from and will be included in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

(1) Financial Statements:

The financial statements included in Item 8. “Financial Statements and Supplementary Data” are filed as a part of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements” on page 29.

(2) Financial Statement Schedules:

There are no financial statement schedules filed as a part of this Annual Report on Form 10-K, since the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page 52 of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of the Company, dated April 23, 1999.

3.2*	Amended Bylaws of the Company, dated April 17, 2001.

4.1	Specimen form of certificate representing $.10 par value Common Stock (filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

10.1* §	2005 Employment Agreement, dated March 29, 2005, between the Company and Richard M. Frank.

10.2* §	2005 Employment Agreement, dated March 29, 2005, between the Company and Michael H. Magusiak.

10.3	Amended and Restated Credit Agreement, in the stated amount of $200,000,000, dated July 18, 2005, between CEC Entertainment Concepts, L.P., Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., Suntrust Bank, and the other Lenders (filed as Exhibit 10(a)(1) to the Company’s Form 8-K (No. 001-13687), and incorporated herein by reference).

10.4 §	1997 Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 (No. 333-41039), and incorporated herein by reference).

10.5 §	Specimen form of Contract under the 1997 Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(o)(2) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1998, and incorporated herein by reference).

10.6 §	Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company’s Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10.7 §	Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date (filed as Exhibit 10(s)(2) to the Company’s Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

10.8 §	2004 Restricted Stock Plan (filed as Exhibit A to the Company’s Form S-8 (No. 333-119232), and incorporated herein by reference).

10.9 §	Specimen form of Contract under the 2004 Restricted Stock Plan of the Company, as amended to date (filed as Exhibit 10(f)(2) to the Company’s Annual Report on Form 10-K/A for the year ended January 1, 2006, and incorporated herein by reference).

10.10 §	2004 Restricted Stock Plan, as amended by the Board of Directors of the Company on April 17, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2007, and incorporated herein by reference).

10.11 §	Non-Employee Directors Restricted Stock Plan (filed as Exhibit A to the Company’s Form S-8 (No.333-130142), and incorporated herein by reference).

Exhibit Number	Description
10.12 §	Specimen form of Contract under the Non-Employee Directors Restricted Stock Plan of the Company, as amended to date (filed as Exhibit 10(g)(2) to the Company’s Annual Report on Form 10-K/A for the year ended January 1, 2006, and incorporated herein by reference).

10.13 §	Non-Employee Directors Restricted Stock Plan, as amended by the Board of Directors of the Company on April 17, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2007, and incorporated herein by reference).

10.14	Rights Agreement, dated as on November 19, 1997, by and between the Company and the Rights Agent (filed as Exhibit A to Exhibit 1 of the Company’s Registration Statement on Form 8-A (No. 001-13687) and incorporated herein by reference).

10.15 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – J. Roger Cardinale (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.16 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Richard M. Frank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.17 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Michael H. Magusiak (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.18 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Tim T. Morris (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.19 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Cynthia Pharr Lee (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.20 §	Agreement Regarding Private Placement of Shares Upon Exercise of Stock Option – Walter Tyree (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.21 §	Private Placement Agreement and Restricted Stock Agreement – Tim T. Morris (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.22 §	Private Placement Agreement and Restricted Stock Agreement – Walter Tyree (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.23 §	Private Placement Agreement and Restricted Stock Agreement – Cynthia Pharr Lee (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.24 §	Private Placement Agreement and Restricted Stock Agreement – Larry McDowell (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.25 §	Private Placement Agreement and Restricted Stock Agreement – Louis Neeb (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

Exhibit Number	Description
10.26 §	Private Placement Agreement and Restricted Stock Agreement – Raymond Woolridge (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, and incorporated herein by reference).

10.27	First Amendment to the Amended and Restated Credit Agreement, dated January 2, 2006, as amended, entered into with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N,A,, as syndication agent, SunTrust Bank, as documentation agent, and the lenders (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2007, and incorporated herein by reference)

10.28	Second Amended and Restated Credit Agreement, dated October 19, 2007, among CEC Entertainment Concepts, L.P., a subsidiary of CEC Entertainment, Inc., as the Borrower, CEC Entertainment, Inc. as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, J.P. Morgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, N.A. and Suntrust Bank as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Co-Lead Arrangers and Co-Book Managers and certain other lenders (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 23, 2007, and incorporated herein by reference).

10.29* §	Amendment No. 1 to the Richard M. Frank 2005 Employment Agreement, dated December 17, 2007.

10.30* §	Amendment No. 1 to the Michael H. Magusiak 2005 Employment Agreement, dated December 17, 2007.

10.31*	Specimen form of contract of the CEC Entertainment, Inc. Franchise Agreement.

10.32*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Franchise Agreement for the State of California.

10.33*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Franchise Agreement for the State of Minnesota.

10.34*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Franchise Agreement for the State of North Dakota.

10.35*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Franchise Agreement for the State of New York.

10.36*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Franchise Agreement for the State of Washington.

10.37*	Specimen form of contract of the CEC Entertainment, Inc. Development Agreement.

10.38*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Development Agreement for the State of California.

10.39*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Development Agreement for the State of Minnesota.

10.40*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Development Agreement for the State of North Dakota.

10.41*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Development Agreement for the State of New York.

10.42*	Specimen form of contract of the Amendment to the CEC Entertainment, Inc. Development Agreement for the State of Washington.

Exhibit Number	Description
21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008	CEC Entertainment, Inc.

	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Frank	Chairman of the Board,	February 28, 2008
Richard M. Frank	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Christopher D. Morris	Executive Vice President,	February 28, 2008
Christopher D. Morris	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Darin E. Harper	Vice President, Controller	February 28, 2008
Darin E. Harper	(Principal Accounting Officer)

/s/ Michael H. Magusiak	President and Director	February 28, 2008
Michael H. Magusiak

/s/ Richard T. Huston	Director	February 28, 2008
Richard T. Huston

/s/ Larry T. McDowell	Director	February 28, 2008
Larry T. McDowell

/s/ Tim T. Morris	Director	February 28, 2008
Tim T. Morris

/s/ Louis P. Neeb	Director	February 28, 2008
Louis P. Neeb

/s/ Cynthia I. Pharr Lee	Director	February 28, 2008
Cynthia I. Pharr Lee

/s/ Walter Tyree	Director	February 28, 2008
Walter Tyree

/s/ Raymond E. Wooldridge	Director	February 28, 2008
Raymond E. Wooldridge