Form 10-Q
period 2008-03-30
CEC ENTERTAINMENT INC
filed 2008-05-08
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13587

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

(972) 258-8507

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, an aggregate of 24,570,802 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 30, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,375	$18,373
Accounts receivable, net	15,864	18,176
Inventories	13,282	15,533
Prepaid expenses	11,052	11,352
Deferred tax asset	3,585	3,585

Total current assets	60,158	67,019

Property and equipment, net	662,283	668,390
Other assets	2,433	2,484

Total assets	$724,874	$737,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$740	$756
Accounts payable	35,620	40,209
Accrued expenses	31,939	27,620
Unearned revenues	6,295	6,437
Accrued interest	3,709	3,878
Income taxes payable	20,584	5

Total current liabilities	98,887	78,905
Long-term-debt, less current portion	322,510	329,119
Deferred rent	74,086	73,995
Deferred tax liability	23,097	24,760
Accrued insurance	8,435	8,435
Accrued income taxes	4,686	4,686

Total liabilities	531,701	519,900

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 59,230,753 and 58,874,737 shares issued, respectively	5,923	5,887
Capital in excess of par	375,870	374,376
Retained earnings	617,637	584,726
Accumulated other comprehensive income	6,351	7,011
Less treasury stock of 34,385,361 and 32,258,224, respectively, at cost	(812,608)	(754,007)

Total shareholders’ equity	193,173	217,993

Total liabilities and shareholders’ equity	$724,874	$737,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
REVENUES
Company store sales	$244,219	$231,859
Franchise fees and royalties	957	1,000

Total revenues	245,176	232,859

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of sales	38,097	35,997
Labor expenses	62,236	58,490
Depreciation and amortization	18,464	16,857
Rent expense	16,496	15,925
Other operating expenses	30,638	29,632

Total Company store operating costs	165,931	156,901

Advertising expense	10,119	8,440
General and administrative	13,288	13,249

Total operating costs and expenses	189,338	178,590

Operating income	55,838	54,269

Interest expense, net	3,833	2,791

Income before income taxes	52,005	51,478

Income taxes	19,094	19,458

Net income	$32,911	$32,020

Earnings per share:
Basic	$1.28	$1.00
Diluted	$1.26	$0.95
Weighted average shares outstanding:
Basic	25,752	32,164
Diluted	26,102	33,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 30, 2008

(Unaudited)

(in thousands, except share information)

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par	Earnings	Income (Loss)	Shares	Amount	Total
Balance at December 30, 2007	58,874,737	$5,887	$374,376	$584,726	$7,011	32,258,224	$(754,007)	$217,993
Net income	—	—	—	32,911	—	—	—	32,911
Foreign currency translation, net of income taxes of $422	—	—	—	—	(660)	—	—	(660)

Comprehensive income								32,251

Stock-based compensation costs	—	—	1,118	—	—	—	—	1,118
Stock options exercised	12,375	1	246	—	—	—	—	247
Tax benefit from stock options exercised	—	—	19	—	—	—	—	19
Restricted stock issued, net of forfeitures	337,233	34	(34)	—	—	—	—	—
Restricted stock returned for taxes	(14,542)	(1)	(397)	—	—	—	—	(398)
Common stock issued under 401(k) plan	20,950	2	542	—	—	—	—	544
Purchases of treasury stock	—	—	—	—	—	2,127,137	(58,601)	(58,601)

Balance at March 30, 2008	59,230,753	$5,923	$375,870	$617,637	$6,351	34,385,361	$(812,608)	$193,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,911	$32,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,453	17,086
Deferred income taxes	(1,258)	(1,354)
Stock-based compensation expense	1,075	874
Deferred lease rentals	91	615
Deferred debt financing costs	70	20
Loss on asset disposals	617	1,127
Contributions from landlords	140	878
Changes in operating assets and liabilities:
Accounts receivable	2,172	5,801
Inventories	2,251	2,742
Prepaid expenses	300	(756)
Accounts payable	70	3,762
Accrued expenses	4,318	1,315
Unearned revenues	(142)	(122)
Accrued interest	(169)	339
Income taxes payable	20,580	20,402

Net cash provided by operating activities	81,479	84,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,087)	(28,579)
Other investing activities	(24)	(278)

Net cash used in investing activities	(18,111)	(28,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	21,400	5,500
Payments on long-term debt and line of credit	(27,982)	(41,357)
Exercise of stock options	247	7,621
Excess tax benefit from exercise of stock options	19	242
Treasury stock acquired	(58,601)	(22,408)
Other financing activities	(449)	(1)

Net cash used in financing activities	(65,366)	(50,403)

Change in cash and cash equivalents	(1,998)	5,489
Cash and cash equivalents at beginning of period	18,373	18,308

Cash and cash equivalents at end of period	$16,375	$23,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,695	$2,433
Income taxes (received) paid, net	$(339)	$2,676
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction accounts payable	$4,115	$5,768
Restricted stock issued, net of estimated forfeitures	$8,647	$447
Common stock issued under 401(k) plan	$544	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of March 30, 2008 and for the three month periods ended March 30, 2008 and April 1, 2007 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 30, 2007.

Prior year amounts in the unaudited condensed consolidated balance sheets, and statements of earnings, changes in shareholders’ equity and cash flows have been reclassified to conform to the current year presentation. The reclassifications had no impact on previously reported net income, shareholders’ equity or cash flows and the change in total revenues was not material.

2.	Long-Term Debt

Long-term debt consisted of the following:

	March 30, 2008	December 30, 2007
	(in thousands)
Revolving credit facility borrowings	$310,400	$316,800
Obligations under capital leases	12,850	13,075

	323,250	329,875
Less current portion	(740)	(756)

	$322,510	$329,119

The Company has a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. As of March 30, 2008, there were $310.4 million of borrowings and $10.9 million of letters of credit outstanding but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on the Company’s financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of March 30, 2008, borrowings under the credit facility incurred interest at LIBOR (2.60% - 3.13%) plus 1.00% or prime (5.25%). All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require the Company to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At March 30, 2008, the Company was in compliance with these covenants.

The weighted average interest rate incurred on outstanding borrowings under the Company’s revolving credit facility was 4.9% and 6.2% for the three months ended March 30, 2008 and April 1, 2007, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	Commitments and Contingencies

Legal Proceedings

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. The Company tendered its defense of this matter to Manley Toy, from which the Company had purchased certain disco light products. Manley Toy accepted the Company’s tender and has indicated it will indemnify the Company in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. The Company filed its answer to the complaint on September 7, 2006. Discovery is ongoing, and a mediation is scheduled for September 17-18, 2008. If the mediation does not resolve the case, it will proceed to trial on November 10, 2008. The Bullock Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time, as both fact and expert discovery is ongoing. However, the Company believes that it has meritorious defenses to this lawsuit and is asserting a vigorous defense against it. Having considered its available insurance coverage and indemnification from Manley Toy, the Company does not expect this matter to have a material impact on its financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case which is presently pending before the Ninth Circuit. The trial court in the Soualian matter is currently evaluating a preliminary settlement of the matter. If the settlement is approved by the court in the Central District of California, the stay will likely be lifted in the Blanco Litigation. Thus, the Blanco Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Blanco Litigation plaintiffs’ further efforts, if any, to certify a nationwide class action.

On November 19, 2007, a purported class action lawsuit against the Company, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company received service of process on December 21, 2007. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of the Company in California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. On January 18, 2008, the Company removed the Chavez Litigation to Federal Court. The Federal Court remanded the Chavez Litigation back to State Court on March 21, 2008. The Company continues to evaluate the claims, their defenses and the potential materiality of this lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on the Company, its business or its results of operations. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Chavez plaintiff’s efforts to certify a California class action.

On January 9, 2008, a purported class action lawsuit against the Company, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company was served with the complaint on January 30, 2008. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of the Company in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. On February 29, 2008, the Company removed the Perez Litigation to Federal Court. The Federal Court remanded the Perez Litigation back to State Court on April 30, 2008. The Company continues to evaluate the claims, their defenses and the potential materiality of this lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on the Company, its business or its results of operations. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Perez plaintiff’s efforts to certify a California class action.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and non-vested shares of restricted stock.

The following table sets forth the computation of EPS, basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2008	April 1, 2007
Numerator:
Net income	$32,911	$32,020

Denominator:
Basic weighted average shares outstanding	25,752	32,164
Potential common shares:
Dilutive effect of stock options	212	1,334
Non-vested restricted stock	138	172

Diluted weighted average shares outstanding	26,102	33,670

Earnings per share:
Basic	$1.28	$1.00
Diluted	$1.26	$0.95

Stock options to purchase 1,625,330 and 1,163 shares of common stock for the three months ended March 30, 2008 and April 1, 2007, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

5.	Stock-based Compensation

The Company has stock-based compensation plans that currently provide awards of restricted stock and, prior to fiscal 2006, stock options to its employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized in the financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Total stock-based compensation cost	$1,118	$902
Portion capitalized as property and equipment	(43)	(28)

Pre-tax stock-based compensation expense recognized(1)	$1,075	$874

(1)	Included in general and administrative expense in the unaudited condensed consolidated statements of earnings.

As of March 30, 2008, there was $17.1 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 3.1 years. As of March 30, 2008, there was $0.6 million of unrecognized pre-tax stock-based compensation cost related to stock options that will be recognized over a weighted average remaining vesting period of 0.78 year.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Common Stock

Common Stock Repurchases

The Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes the Company to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the three months ended March 30, 2008, the Company repurchased 2,127,137 shares through the open market at an aggregate purchase price of approximately $58.6 million. At March 30, 2008, approximately $173.6 million remained available for share repurchases under the $600 million repurchase authorization.

Stock Options

During the three months ended March 30, 2008, 12,375 shares of common stock were issued from the exercise of stock options for cash proceeds of $0.2 million.

Restricted Stock

During the three months ended March 30, 2008, the Company granted a total of 339,971 shares of restricted stock to its employees and non-employee directors at a weighted average grant date fair value of $26.67 per share.

During the three months ended March 30, 2008, 2,738 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $35.63 per share.

During the three months ended March 30, 2008, 14,542 shares of common stock were tendered by employees at an average price per share of $27.44 to satisfy tax withholding requirements on the vesting of restricted shares.

401(k) Plan Contribution

During the three months ended March 30, 2008, the Company contributed 20,950 shares of common stock to its 401(k) plan at a cost of $0.5 million.

7.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161 entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are effective for the Company in the first quarter of 2009; however early application has been encouraged. The Company will assess the disclosure requirements of SFAS 161 in the event it enters into a derivative instrument or engages in a hedging activity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which deferred the effective date of SFAS 157 (see “Newly Adopted Accounting Pronouncements” below) until fiscal years and interim periods beginning after November 15, 2008, as it relates to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. For the Company, the deferral provided by FSP 157-2 will apply to its measurement of property and equipment at fair value made in connection with periodic impairment assessments. The Company is currently evaluating the impact of adopting SFAS 157 as it relates to the periodic impairment assessment of its property and equipment, which must be implemented in the first quarter of fiscal 2009.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes new guidance for how business combinations are accounted for in the acquirer’s financial statements. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008, which will be the Company’s 2009 fiscal year beginning December 29, 2008. The Company will assess the impact of SFAS 141(R) in the event of a future business combination.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling ownership interest in a subsidiary (minority interest). SFAS 160 clarifies that a minority interest in a subsidiary should be reported as a separate component of equity in the parent’s financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Company’s 2009 fiscal year. The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial statements.

Newly Adopted Accounting Pronouncements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, that are currently not required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company’s adoption of this statement did not have a material impact on its consolidated financial statements; however any further impact of SFAS 159 will depend on the extent to which the Company elects to measure eligible items at fair value in the future.

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), except as amended by FSP 157-2 previously described. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP No. 157-1 which amended SFAS 157 to exclude from its scope fair value measurements for purposes of lease classification or measurement under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The Company’s partial adoption of this statement as it relates to financial assets and liabilities did not have a material impact on its consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our MD&A is presented in the following sections:

•	Executive Summary

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Executive Summary

First Quarter 2008 Highlights

•	Revenues increased 5.3% during the first quarter of 2008 compared to the same period in 2007.

•	Comparable store sales increased 3.6%.

•	Weighted average store count increased by approximately six stores.

•	Menu prices increased on average 1.1%.

•	Company store operating costs as a percentage of company store sales increased 0.2% during the first quarter of 2008 compared to the same period in 2007.

•	The average price per pound of cheese increased by approximately 40%.

•	Average hourly wage rates increased 5.1%.

•

Menu price increases, comparable store sales growth and the implementation of a reformulated and enhanced cheese product, which contributed to a reduction in cheese usage, partially offset the inflationary pressure felt in the first quarter of 2008.

•

Advertising expenses in the first quarter of 2008 increased to $10.1 million compared to $8.4 million in the first quarter of 2007 due to our introduction of an enhanced marketing plan that incorporates both television and online media focused on kids and moms and is further supported by our traditional newspaper insert coupon program.

•

Interest expense increased to $3.8 million for the first quarter of 2008 compared to $2.8 million in the first quarter of 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility between the two periods associated with funds used by us to repurchase shares of our common stock.

•	We ended the first quarter of 2008 with $310.4 million borrowed under our $550 million revolving credit facility.

•

During the first quarter of 2008, we repurchased 2.1 million shares of our common stock, representing 8% of the weighted average dilutive shares outstanding at the end of the first quarter, at an aggregate purchase price of approximately $58.6 million. At March 30, 2008, approximately $173.6 million remained available for share repurchases under our $600 million repurchase authorization.

•	Net income in the first quarter of 2008 increased to $32.9 million from $32.0 million in the same period in 2007 and diluted earnings per share increased 33% to $1.26.

Overview of Operations

We develop, operate and franchise family entertainment-dining centers under the name “Chuck E. Cheese’s”® in 48 states and five foreign countries/territories. Our stores feature musical and comic entertainment by robotic and animated characters, games, rides and arcade-style activities intended to appeal to our primary customer base of families having children between two and 12 years of age. Additionally, our stores offer dining selections consisting of a variety of pizzas, sandwiches, appetizers, a salad bar, desserts and refreshments.

The following table summarizes information regarding our Company-owned and franchised stores:

	Three Months Ended
	March 30, 2008	April 1, 2007
Number of Company-owned stores:
Beginning of period	490	484
New	—	3
Acquired from franchisees	—	—
Closed	—	(2)

End of period	490	485

Number of franchise stores:
Beginning of period	44	45
New	—	—
Acquired by the Company	—	—
Closed	—	—

End of period	44	45

Our primary sources of revenues are from Company-owned store sales (“Company store sales”) and franchise royalties and fees. Company store sales consist of revenue from the sale of food, beverages, games and merchandise at our Company-owned stores.

Certain costs and expenses relate only to our Company-owned stores. These include:

•

Cost of sales which include food, beverage and related supplies costs less rebates from suppliers, paper and birthday supplies, the costs of merchandise sold to and related costs of prizes provided to customers;

•	Labor expenses which include all direct store labor costs, related taxes and benefits;

•	Depreciation and amortization expense directly related to store assets;

•	Rent expense related to store facilities, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

•

Other operating expenses which include utilities, repair costs, liability and property insurance, CAM, property taxes, preopening expenses, store asset disposal losses, and all other costs directly related to the operation of a store facility.

Advertising expense includes production costs for television commercials, newspaper inserts, coupons and media expenses for national and local advertising, with offsetting contributions made by our franchisees pursuant to its franchise agreements.

General and administrative costs represent all expenses associated with our corporate office operations including regional and district management and corporate personnel payroll and benefits, depreciation of corporate assets and other administrative costs not directly related to the operation of a store facility.

Asset impairment (if any) represents non-cash charges related to long-lived assets within the stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

Comparable store sales (sales of domestic stores that were open for a period greater than 18 consecutive months at the beginning of each respective year or 12 months for acquired stores) are a critical factor when evaluating our performance.

Seasonality

Our sales volumes fluctuate seasonally and are generally higher during the first and third quarters of each fiscal year. Holidays, school operating schedules and weather conditions may affect sales volumes seasonally in some of our operating regions. Due to the seasonality of our business, the results of any particular quarter may not necessarily be indicative of the results that may be achieved for the full year or any other quarter.

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year where the fourth quarter has 14 weeks.

Financial Reporting Changes

We have reclassified prior year revenue and expense amounts presented in our unaudited condensed consolidated statements of earnings to conform to current year presentation as set forth in our Annual Report on Form 10-K for fiscal year 2007. The reclassifications had no impact on net income and the change in total revenues was not material.

Results of Operations

The following table summarizes our costs and expenses expressed as a percentage of total revenues, except where otherwise noted:

	Three Months Ended
	March 30, 2008	April 1, 2007
Company store sales	99.6%	99.6%
Franchise fees and royalties	0.4%	0.4%

Total revenues	100.0%	100.0%

Company store operating costs (as a percentage of Company store sales):
Cost of sales	15.6%	15.5%
Labor expenses	25.5%	25.2%
Depreciation and amortization	7.6%	7.3%
Rent expense	6.8%	6.9%
Other operating expenses	12.5%	12.8%

Total Company store operating costs	67.9%	67.7%

Advertising expense	4.1%	3.6%
General and administrative	5.4%	5.7%

Total operating costs and expenses	77.2%	76.7%

Operating income	22.8%	23.3%
Interest expense, net	1.6%	1.2%

Income before income taxes	21.2%	22.1%

Due to rounding, percentages presented in the table above may not add.

Three Months ended March 30, 2008 Compared to Three Months ended April 1, 2007

Revenues

Company store sales increased 5.3% to $244.2 million for the first quarter of 2008 compared to $231.9 million for the same period in 2007 primarily due to the net increase in the number of Company-owned stores and a 3.6% increase in comparable store sales in 2008. The weighted average number of Company-owned stores open during the first quarter of 2008 increased by approximately six stores as compared to the same period in 2007. Comparable store sales in 2008 were positively impacted by the timing of a number of school spring breaks which shifted to the first quarter in 2008 from the second quarter last year. Additionally, we believe that comparable store sales in the first quarter of 2008 benefited from various strategies we have implemented, including the ongoing capital initiatives at our existing stores, the introduction of an enhanced marketing plan and our recent efforts to increase the number of birthday party reservations. Menu prices increased on average 1.1% in the first quarter of 2008 compared to the first quarter of 2007.

Revenue from franchise fees and royalties were $1.0 million in both the first quarter of 2008 and the first quarter of 2007.

Costs and Expenses

Cost of sales as a percentage of Company store sales increased 0.1% to 15.6% for the first quarter of 2008 from 15.5% for the same period in 2007 primarily due to higher cheese prices. The average price per pound of cheese during the first quarter of 2008 increased approximately $0.50, or 40%, compared to prices paid during the same period in 2007. This was partially offset by an increase in menu prices and the implementation of a reformulated and enhanced cheese product which contributed to a reduction in our cheese usage.

Labor expense as a percentage of Company store sales increased 0.3% to 25.5% for the first quarter of 2008 from 25.2% for the same period in 2007 primarily due to a 5.1% increase in average hourly wage rates which was offset by improvements in labor productivity and an increase in menu prices.

Depreciation and amortization expense related to our stores increased $1.6 million to $18.5 million for the first quarter of 2008 compared to $16.9 million for the same period in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.6 million to $16.5 million for the first quarter of 2008 compared to $15.9 million for the same period in 2007 due to new store development.

Other store operating costs as a percentage of Company store sales decreased 0.3% to 12.5% for the first quarter of 2008 compared to 12.8% for the same period in 2007 primarily due to the increase in comparable store sales. In addition, increases in general store operating costs were partially offset by reductions in insurance expense and asset write-off costs. Insurance expense as a percentage of store sales in 2008 decreased 0.3% as we continued to benefit from favorable trends in general liability and workers compensation claims during 2008. Asset write-offs declined 0.2% as a percentage of store sales during the first quarter of 2008 due to nonrecurring charges incurred in the first quarter of 2007.

Advertising expense as a percentage of total revenues increased 0.5% to 4.1% for the first quarter of 2008 from 3.6% for the same period in 2007 primarily due to increased television advertising, newspaper inserts and online media costs associated with our enhanced marketing programs in 2008.

General and administrative expenses as a percentage of total revenues decreased 0.3% to 5.4% for the first quarter of 2008 from 5.7% for the same period in 2007 primarily due to the increase in total revenues and the non-recurrence of approximately $0.4 million of professional service fees associated with the review of our stock option granting practices that concluded in the first quarter of the prior year.

Interest Expense, Net

Interest expense increased to $3.8 million for the first quarter of 2008 compared to $2.8 million for the same period in 2007 primarily due to a 116% increase in the average debt balance outstanding under our credit facility during the first quarter of 2008 as compared to the same period in the prior year. This increase was partially offset by lower average interest rates in the first quarter of 2008, which declined by approximately 130 basis points compared to rates experienced in the same period of last year.

Income Taxes

Our effective income tax rate was 36.7% and 37.8% for the first quarter of 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to discrete tax adjustments we made in the first quarter of 2008.

Net Income

We reported net income of $32.9 million for the first quarter of 2008 compared to $32.0 million for the same period in 2007 due to the changes in revenues and expenses discussed above. Diluted earnings per share increased to $1.26 per share for the first quarter of 2008 from $0.95 per share for the same period in 2007 due to the 2.8% increase in net income combined with a 22.5% decrease in the number of weighted average diluted shares outstanding.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility. Our primary requirements for cash relate to planned capital expenditures, repurchases of our common stock and servicing our debt.

Since substantially all of our sales are tendered with cash or credit cards, and accounts payable are generally due in five to 30 days, we are frequently able to carry current liabilities in excess of current assets (commonly referred to as “net working capital deficit”). Our net working capital deficit increased to $38.7 million at March 30, 2008 from $11.9 million at December 30, 2007 primarily due to variations in the timing and amount of payments for income taxes and accounts payable, combined with seasonal declines in accounts receivable and inventories.

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities.

Cash Flows

The following tables present summarized financial information which we believe is helpful in evaluating our liquidity and capital resources:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Net cash provided by operating activities	$81,479	$84,749
Net cash used for investing activities	(18,111)	(28,857)
Net cash used for financing activities	(65,366)	(50,403)

Net increase (decrease) in cash and cash equivalents	$(1,998)	$5,489

Cash paid for interest	$3,695	$2,433
Cash (received) paid for income taxes	$(339)	$2,676

	March 30, 2008	December 30, 2007
	(in thousands)
Cash and cash equivalents	$16,375	$18,373
Revolving credit facility borrowings	$310,400	$316,800

Net cash provided by operating activities decreased $3.2 million to $81.5 million for the first quarter of 2008 from $84.7 million for the same period in 2007. The decrease was primarily attributable to the non-recurrence of approximately $2.4 million of insurance recoveries we received during the first quarter of 2007 related to losses we had sustained in connection with the 2005 hurricane season. The decrease in cash provided attributed to the change in accounts payable and the increase in cash provided attributed to the change in accrued expenses was primarily due to variations in the timing of payments and the amount of costs incurred underlying these liabilities.

Our cash interest payments increased $1.3 million to $3.7 million for the first quarter of 2008 from $2.4 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility as compared to the prior year, partially offset by a reduction in the prevailing rates of interest incurred on our borrowings between the two periods.

Our cash payments for income taxes decreased $3.0 million to a net refund of $0.3 million for the first three months of 2008 compared to payments of $2.7 million for the same period in 2007. The decrease was primarily due to a reduction in the amount of our estimated tax payments made in the first quarter of 2008 as compared to the amount paid in the first quarter of 2007 and the receipt of refunds during the first quarter of 2008 representing excess state tax payments made in the prior year.

Net cash used in investing activities decreased $10.8 million to $18.1 million for the first quarter of 2008 from $28.9 million for the same period in 2007, due to a $10.5 million decrease in capital expenditures in the first quarter of 2008 attributable to a decrease in the number of new store openings and a change in the mix of capital initiatives impacting our existing stores. For more information related to our capital initiatives, see “Capital Initiatives” below. Through the first quarter of 2008, we opened three fewer new stores than we had opened during the same period in the prior year, which contributed to a $6.1 million reduction in our capital expenditures. Also, in the first quarter of 2008, capital initiatives affected 26 existing stores compared to 30 stores in the same period of 2007. Through the first quarter of 2008, the number of major remodels decreased by 10 units and the number of game enhancements increased by seven units as compared to the prior year, providing for a $7.0 million reduction in our capital expenditures as compared to the prior year. These decreases were partially offset by an increase in expenditures for general store maintenance.

Net cash used in financing activities increased $15.0 million to $65.4 million for the first quarter of 2008 from $50.4 million for the same period in 2007, primarily due to an increase in repurchases of our common stock and a decrease in proceeds obtained through the exercise of employee stock options, partially offset by a reduction in our net repayment of borrowings obtained under our revolving credit facility between the two periods. During the first quarter of 2008, our repurchases of our common stock increased $36.2 million to $58.6 million, compared to $22.4 million in the first quarter of 2007. Additionally, proceeds obtained though the exercise of stock options decreased $7.4 million to $0.2 million during the first quarter of 2008 from $7.6 million during the same period in 2007. During the first quarter of 2008, the repayment of borrowings (net of debt issuances) under our revolving credit facility decreased $29.3 million to $6.4 million, compared to repayments (net of debt issuances) of $35.7 million made in the first quarter of 2007.

Capital Initiatives

Future capital expenditures will primarily be for the development of new stores and reinvestment into our existing store base through various capital initiatives.

Our plan for new store development is primarily focused on opening high volume stores in densely populated areas. In 2008, we currently anticipate opening approximately five to six new Company-owned stores. We expect the cost of opening such new stores will vary depending upon many factors including the size of the unit, whether we acquire land and whether the store is an in-line or freestanding building. The average capital cost of all new stores expected to open in 2008 will be approximate $2.5 million to $2.7 million per store. The average square footage of our new stores in 2008 is estimated to be approximately 14,000 square feet with projected average annual sales in excess of approximately $2.0 million. We currently expect that we will open 30 to 40 Company stores, including store relocations, during the next five years.

For our existing stores, we currently utilize the following capital initiatives to maintain a unique and exciting environment providing a solid foundation for long-term revenue growth: (a) major remodels, (b) expanding the square footage of our stores, and (c) game enhancement initiatives that include new games and rides.

The major remodel initiative typically includes increasing the space allocated to the game room, increasing the number of games and rides and developing a new exterior and interior identity. The new exterior identity includes a revised Chuck E. Cheese’s logo and signage, an update to the exterior design of the buildings and, in some stores, colorful new awnings. The interior identity includes new paint, updated décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. The Company is currently planning to complete 20 to 24 major remodels in 2008, with an average cost of approximately $625,000 to $675,000 per store.

In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides at an average cost of $1.0 million to $1.1 million per store. We are currently planning to complete 18 to 22 store expansions in 2008.

The primary components of the game enhancement initiative are to provide new games and rides. The average cost of a game enhancement in 2008 will approximate $125,000 to $175,000 per store. We are currently planning to complete 120 to 130 game enhancement initiatives in 2008.

We estimate capital expenditures in 2008 will total approximately $80.0 million to $85.0 million, including approximately $54.0 million related to capital initiatives for our existing stores, approximately $19.0 million related to new unit development and the remainder for general store maintenance and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature which allows us to request an additional $50 million in borrowings at any time. As of March 30, 2008, there were $310.4 million of borrowings and $10.9 million of letters of credit outstanding but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of March 30, 2008, borrowings under the credit facility incurred interest at LIBOR (2.60% - 3.13%) plus 1.00% or prime (5.25%). All borrowings are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness. The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At March 30, 2008, we were in compliance with these covenants.

During the three month period ended March 30, 2008 we reduced the outstanding debt balance under our revolving credit facility by $6.4 million, from $316.8 million as of December 30, 2007. The decrease in outstanding debt balance was due to our application of excess cash flows generated from operations during the period.

The weighted average interest rate incurred on outstanding borrowings under our revolving credit facility was 4.9% and 6.2% for the three months ended March 30, 2008 and April 1, 2007, respectively.

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors. The plan authorizes us to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the three months ended March 30, 2008, we repurchased 2,127,137 shares through the open market at an aggregate purchase price of approximately $58.6 million. At March 30, 2008, approximately $173.6 million remained available for share repurchases under the $600 million repurchase authorization.

We continually assess the most optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions such as an accelerated share repurchase entered into with a banking partner. We currently anticipate, subject to market conditions, that we will increase the borrowings under our revolving credit facility to reflect a debt to Adjusted EBITDA ratio of 2 to 1 and use cash provided by operations to complete the remaining authorized $173.6 million share repurchase in a timely manner subject to market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations

At March 30, 2008, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2007.

For information regarding our contractual obligations, refer to “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP which requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions. Results of operations of interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. We believe that as of March 30, 2008 there has been no material change to the information concerning our critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 7 of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the recently issued accounting pronouncements that we have not yet adopted, including a discussion of our expected date of adoption and anticipated effects on our results of operations and financial position and the new accounting pronouncements we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “project,” “estimate” and similar expressions (or the negative of such expressions). Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our operating results, performance or financial condition, are our ability to implement our growth strategies; national, regional and local economic conditions affecting the entertainment/dining industry; consumers’ health, nutrition and dietary preferences; competition within each of the restaurant and entertainment industries; our ability to retain key personnel; success of our franchise operations; negative publicity; disruption of our commodity distribution system; our ability to protect our trademarks and other proprietary rights; health epidemics or pandemics; acts of God; terrorists acts; litigation; product liability claims and product recalls; demographic trends; fluctuations in our quarterly results of operations, including seasonality; government regulations; weather; school holidays; and increased commodity, utility, insurance, advertising and labor costs. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to interest rate, commodity price and foreign currency market risks.

Interest Rate Risk

Our exposure to market risk results primarily from changes in interest rates on our revolving line of credit which had borrowings of $310.4 million at March 30, 2008. We currently have not entered into any derivative instruments to manage the exposure to this risk. The exposure to interest rate risk results from changes in LIBOR and the prime rate, which are used to determine the prevailing interest rate under our revolving line of credit. The annualized effect of a 100 basis point increase in the interest rates on our revolving line of credit at March 30, 2008, would result in an increase of interest expense of approximately $3.1 million.

Commodity Price Risk

Additionally, commodity prices of foods such as cheese can vary throughout the year due to changes in demand and supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our cheese costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $0.2 million for the first quarter of 2008.

Foreign Currency Risk

Our foreign currency risk with respect to changes in the value of the Canadian dollar is not considered to be material.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. We tendered our defense of this matter to Manley Toy, from which we had purchased certain disco light products. Manley Toy accepted our tender and has indicated it will indemnify us in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. We filed our answer to the complaint on September 7, 2006. Discovery is ongoing, and a mediation is scheduled for September 17-18, 2008. If the mediation does not resolve the case, it will proceed to trial on November 10, 2008. The Bullock Litigation’s ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time, as both fact and expert discovery is ongoing. However, we believe that we have meritorious defenses to this lawsuit and are asserting a vigorous defense against it. Having considered our available insurance coverage and indemnification from Manley Toy, we do not expect this matter to have a material impact on our financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against us, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of our Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by us that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco Litigation is not seeking actual damages, but is only seeking statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case which is presently pending before the Ninth Circuit. The trial court in the Soualian matter is currently evaluating a preliminary settlement of the matter. If the settlement is approved by the court in the Central District of California, the stay will likely be lifted in the Blanco Litigation. Thus, the Blanco Litigation’s ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it, including the Blanco Litigation plaintiffs’ further efforts, if any, to certify a nationwide class action.

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. On January 18, 2008, we removed the Chavez Litigation to Federal Court. The Federal Court remanded the Chavez Litigation back to State Court on March 21, 2008. We continue to evaluate the claims, their defenses and the potential materiality of this lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on us, our business or our results of operations. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it, including the Chavez plaintiff’s efforts to certify a California class action.

On January 9, 2008, a purported class action lawsuit against us, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the complaint on January 30, 2008. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. On February 29, 2008, we removed the Perez Litigation to Federal Court. The Federal Court remanded the Perez Litigation back to State Court on April 30, 2008. We continue to evaluate the claims, their defenses and the potential materiality of this lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on us, our business or our results of operations. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it, including the Perez plaintiff’s efforts to certify a California class action.

ITEM 1A.	Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchase shares of our common stock under a plan authorized by our Board of Directors. For further discussion of this matter, see the section titled “Financial Condition, Liquidity and Capital Resources” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents information related to our repurchases of our common stock made during the first quarter of 2008 pursuant to the repurchase plan authorized by our Board of Directors in July 2005, as amended in October 2007, as well as the amount remaining that may be purchased under the plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Number of Shares Purchased Under the Plan	Maximum Dollar Amount that May Yet be Purchased Under the Plan(2)
Dec. 31, 2007 – Jan. 27, 2008	385	$22.39	—	$232,222,241
Jan. 28 – Feb. 24, 2008	78,000	$25.63	78,000	$230,223,436
Feb. 25 – Mar. 30, 2008	2,063,294	$27.62	2,049,137	$173,620,365

Total	2,141,679	$27.55	2,127,137	$173,620,365

(1)

For the periods ended January 27 and March 30, 2008, the total number of shares purchased included 385 and 14,157 shares, respectively, owned and tendered by employees at an average price per share of $22.39 and $28.00, respectively, to satisfy tax withholding requirements on the vesting of restricted shares.

(2)	There is no expiration date associated with the plan.

ITEM 3.	Defaults Under Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated as of July 23, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2008)

3.2.1	Bylaws of the Company amended effective as of April 17, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

3.2.2	Amendment No. 2 to the Bylaws of the Company dated as of March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 31, 2008)

10.1*	Summary of Director Compensation §

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
§	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

May 8, 2008	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

May 8, 2008		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 8, 2008		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated as of July 23, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2008)

3.2.1	Bylaws of the Company amended effective as of April 17, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

3.2.2	Amendment No. 2 to the Bylaws of the Company dated as of March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 31, 2008)

10.1*	Summary of Director Compensation §

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
§	Management contract or compensatory plan or arrangement