Form 10-Q
period 2008-06-29
CEC ENTERTAINMENT INC
filed 2008-08-07
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of August 1, 2008, an aggregate of 22,642,038 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 29, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,171	$18,373
Accounts receivable, net	16,012	18,176
Inventories	16,784	15,533
Prepaid expenses	10,522	11,352
Deferred tax asset	3,585	3,585

Total current assets	64,074	67,019

Property and equipment, net	662,555	668,390
Derivative instrument asset	1,650	—
Other assets	2,546	2,484

Total assets	$730,825	$737,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$783	$756
Accounts payable	37,297	40,209
Accrued expenses	33,607	27,620
Unearned revenues	6,122	6,437
Accrued interest	4,402	3,878
Derivative instrument liability	854	—
Income taxes payable	7,572	5

Total current liabilities	90,637	78,905

Long-term-debt, less current portion	406,384	329,119
Deferred rent	75,122	73,995
Deferred tax liability	24,269	24,760
Accrued insurance	9,092	8,435
Accrued income taxes	4,683	4,686

Total liabilities	610,187	519,900

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 59,797,273 and 58,874,737 shares issued, respectively	5,980	5,887
Capital in excess of par	393,668	374,376
Retained earnings	628,945	584,726
Accumulated other comprehensive income	6,897	7,011
Less treasury stock, at cost; 37,169,265 and 32,258,224 shares, respectively	(914,852)	(754,007)

Total shareholders’ equity	120,638	217,993

Total liabilities and shareholders’ equity	$730,825	$737,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
REVENUES
Company store sales	$191,354	$179,091	$435,573	$410,950
Franchise fees and royalties	1,140	774	2,097	1,774

Total revenues	192,494	179,865	437,670	412,724

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of sales	31,102	28,924	69,199	64,921
Labor expenses	54,436	51,736	116,672	110,226
Depreciation and amortization	18,241	17,293	36,705	34,150
Rent expense	16,357	15,779	32,853	31,704
Other operating expenses	27,811	28,665	58,449	58,297

Total Company store operating costs	147,947	142,397	313,878	299,298

Advertising expense	7,902	7,109	18,021	15,549
General and administrative	13,967	12,518	27,255	25,767
Asset impairment costs	137	1,278	137	1,278

Total operating costs and expenses	169,953	163,302	359,291	341,892

Operating income	22,541	16,563	78,379	70,832
Interest expense, net	4,063	2,865	7,896	5,656

Income before income taxes	18,478	13,698	70,483	65,176
Income taxes	7,170	5,150	26,264	24,608

Net income	$11,308	$8,548	$44,219	$40,568

Earnings per share:
Basic	$0.49	$0.27	$1.81	$1.26
Diluted	$0.48	$0.26	$1.78	$1.22

Weighted average shares outstanding:
Basic	23,116	32,020	24,439	32,093
Diluted	23,608	33,003	24,860	33,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 29, 2008

(Unaudited)

(in thousands, except share information)

	Common Stock		Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income			Total
						Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 30, 2007	58,874,737	$5,887	$374,376	$584,726	$7,011	32,258,224	$(754,007)	$217,993
Net income	—	—	—	44,219	—	—	—	44,219
Net change in fair value of cash flow hedge, net of income taxes of $254	—	—	—	—	403	—	—	403
Hedging loss realized in earnings, net of income taxes of $54	—	—	—	—	85	—	—	85
Foreign currency translation, net of income taxes of $363	—	—	—	—	(602)	—	—	(602)

Comprehensive income								44,105

Stock-based compensation costs	—	—	2,695	—	—	—	—	2,695
Stock options exercised	603,513	61	17,028	—	—	—	—	17,089
Tax benefit from stock options exercised	—	—	60	—	—	—	—	60
Restricted stock issued, net of forfeitures	328,419	33	(33)	—	—	—	—	—
Restricted stock returned for taxes	(30,346)	(3)	(1,000)	—	—	—	—	(1,003)
Common stock issued under 401(k) plan	20,950	2	542	—	—	—	—	544
Purchases of treasury stock	—	—	—	—	—	4,911,041	(160,845)	(160,845)

Balance at June 29, 2008	59,797,273	$5,980	$393,668	$628,945	$6,897	37,169,265	$(914,852)	$120,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,219	$40,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,843	34,675
Deferred income taxes	(1,487)	611
Stock-based compensation expense	2,602	2,084
Deferred lease rentals	1,127	1,314
Deferred debt financing costs	142	32
Loss on asset disposals, net	941	3,721
Contributions from landlords	438	1,736
Changes in operating assets and liabilities:
Accounts receivable	1,726	4,843
Inventories	(1,251)	3,177
Prepaid expenses	830	(990)
Accounts payable	2,078	(2,772)
Accrued expenses	6,641	1,485
Unearned revenues	(315)	(222)
Accrued interest	524	452
Income taxes payable	8,624	(1,137)

Net cash provided by operating activities	103,682	89,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,342)	(58,186)
Disposition of property, plant and equipment, net	2,223	—
Other investing activities	(209)	(73)

Net cash used in investing activities	(37,328)	(58,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	105,500	42,000
Payments on long-term debt and line of credit	(28,171)	(41,539)
Exercise of stock options	17,089	37,360
Excess tax benefit from exercise of stock options	60	1,830
Restricted shares returned for taxes	(1,003)	(486)
Treasury stock acquired	(160,845)	(76,999)
Other financing activities	(186)	365

Net cash used in financing activities	(67,556)	(37,469)

Change in cash and cash equivalents	(1,202)	(6,151)
Cash and cash equivalents at beginning of period	18,373	18,308

Cash and cash equivalents at end of period	$17,171	$12,157

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,009	$5,170
Income taxes paid, net	$19,185	$24,934

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction accounts payable	$5,889	$10,926
Restricted stock issued, net of estimated forfeitures	$8,657	$6,835
Common stock issued under 401(k) plan	$544	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of June 29, 2008 and for the three and six month periods ended June 29, 2008 and July 1, 2007 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 30, 2007.

Prior year amounts in the unaudited condensed consolidated balance sheets, and statements of earnings, changes in shareholders’ equity and cash flows have been reclassified to conform to the current year presentation. The reclassifications had no impact on previously reported net income, shareholders’ equity or cash flows and the change in total revenues was not material.

2. Long-Term Debt

Long-term debt consisted of the following:

	June 29, 2008	December 30, 2007
	(in thousands)
Revolving credit facility borrowings	$394,500	$316,800
Obligations under capital leases	12,667	13,075

	407,167	329,875
Less current portion	(783)	(756)

	$406,384	$329,119

The Company has a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature allowing the Company to request an additional $50 million in borrowings at any time. As of June 29, 2008, there were $394.5 million of borrowings and $9.5 million of letters of credit outstanding but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on the Company’s financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of June 29, 2008, borrowings under the credit facility incurred interest at LIBOR (2.45%—2.64%) plus 1.00% or prime (5.00%). A commitment fee of 0.1% to 0.3%, depending on the Company’s financial performance and debt levels, is payable on any unused credit line. All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require the Company to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At June 29, 2008, the Company was in compliance with these covenants.

The weighted average interest rate incurred on outstanding borrowings under the Company’s revolving credit facility was 3.8% and 6.3% for the three months ended June 29, 2008 and July 1, 2007, respectively, and was 4.3% and 6.3% for the six months ended June 29, 2008 and July 1, 2007, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Derivative Instrument

Interest Rate Swap

On May 27, 2008, the Company entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of its variable rate debt to a fixed interest rate. The swap is intended to mitigate the Company’s exposure to adverse changes in interest rates and to reduce the variability of the interest payment cash flows associated with its variable rate revolving credit facility debt. The contract, which matures in May 2011, requires the Company to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap are recorded over the life of the contract as adjustments to interest expense.

Hedge Accounting

The Company accounts for the swap utilizing the guidance set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which requires the swap to be recognized in the consolidated balance sheet at fair value, as either an asset or liability. The swap is designated as a cash flow hedge in accordance with SFAS 133. Accordingly, changes in the fair value of the swap that are considered to be effective, as defined by SFAS 133, are reported on the consolidated balance sheet as a component of accumulated other comprehensive income. Throughout the term of the swap, the unrealized gains or losses reported in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged item affects earnings. The Company assessed at inception, and will continue to assess at least each quarter, whether the swap is highly effective in offsetting the changes in cash flows on the hedged debt based on a comparison of cumulative changes in fair value of the swap to the total change in future cash flows on the notional amount of debt. If the total cumulative change in value of the swap more than offsets the cumulative change in the present value of expected future cash flows of the hedged debt, the difference is considered ineffectiveness and will be recorded immediately in earnings.

As of June 29, 2008, the estimated fair value of the Company’s interest rate swap contract was a net asset of approximately $0.8 million, composed of a $1.7 million noncurrent derivative instrument asset and a $0.9 million current derivative instrument liability. The Company expects that approximately $0.5 million, net of taxes, of the change in fair value of the swap included in accumulated other comprehensive income as of June 29, 2008 will be realized in earnings as additional interest expense within the next 12 months. There was no hedge ineffectiveness recognized during the three and six months ended June 29, 2008.

Fair Value Measurement

On December 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”) which clarifies how fair value measurements should be determined for financial reporting purposes and expands disclosure about assets and liabilities measured at fair value in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 prescribes a three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value, as follows:

Level 1 –	Unadjusted quoted prices available in active markets for identical assets or liabilities.

Level 2 –	Pricing inputs, other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. These inputs are frequently utilized in pricing models, discounted cash flow techniques and other widely accepted valuation methodologies.

Level 3 –	Pricing inputs that are not observable for the asset or liability, are supported by little or no market activity and reflect the use of significant judgment, often used in an internally developed valuation model intended to result in management’s best estimate of current fair value.

The Company’s interest rate swap is not traded on a public exchange, therefore its fair value is determined using the present value of expected future cash flows arising from the swap contract which approximates an amount to be received from or paid to a market participant in settlement of this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of anticipated three-month LIBOR rates through the swap’s maturity. Accordingly, the inputs to the swap are classified within Level 2 of the fair value hierarchy.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Commitments and Contingencies

Legal Proceedings

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. The Company tendered its defense of this matter to Manley Toy, from which the Company had purchased certain disco light products. Manley Toy accepted the Company’s tender and has indicated it will indemnify the Company in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. The Company filed its answer to the complaint on September 7, 2006. Discovery is ongoing, and a mediation is planned for August 12, 2008. If the mediation does not resolve the case, it is expected to proceed to trial on November 10, 2008. The Bullock Litigation’s ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time, as both fact and expert discovery is ongoing. However, the Company believes that it has meritorious defenses to this lawsuit and is asserting a vigorous defense against it. Having considered its available insurance coverage and indemnification from Manley Toy, the Company does not expect this matter to have a material impact on its financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against the Company, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of the Company’s Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by the Company that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco plaintiffs did not seek actual damages, but only sought statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case before the Ninth Circuit. On June 3, 2008, President George W. Bush signed into law the Credit and Debit Card Receipt Clarification Act of 2007, which amends FACTA to clarify that any person who printed an expiration date on any consumer receipt between December 4, 2004 and June 3, 2008, and otherwise complied with FACTA, shall not be in willful noncompliance with FACTA. Following the enactment, the plaintiffs agreed to dismiss the case against the Company. Accordingly, on June 23, 2008, the court entered an order dismissing the case with prejudice and requiring each party to bear its own attorneys’ fees and costs. Thus, this case has been dismissed without payment of any compensation to the plaintiffs.

On November 19, 2007, a purported class action lawsuit against the Company, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against the Company, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company was served with the second complaint on January 30, 2008. The Company removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008 the Chavez litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of the Company in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of the Company in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. The Company continues to evaluate the claims, their defenses and the potential materiality of these consolidated lawsuits. Accordingly, no assurances can be given as to the ultimate outcome or its effect on the Company, its business or its results of operations. However, the Company believes that it has meritorious defenses to the lawsuits and intends to vigorously defend against them, including the Chavez and Perez plaintiffs’ efforts to certify a class action.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Income Taxes

In July 2008, the Internal Revenue Service concluded its examination of the Company’s 2003 through 2005 tax years. As a result, the Company agreed to a $6.3 million settlement of certain issues identified in the audit. This amount was fully reserved at December 30, 2007, and payment was made in July 2008. There remain pending issues that arose during the examination totaling $1.3 million, and the Company intends to file an appeal during the third quarter of 2008 with respect to these matters. The Company expects to reach a resolution on these matters within the next twelve months, and until such time that these matters are ultimately resolved, these tax years will remain open.

6. Earnings Per Share

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

The following table sets forth the computation of EPS, basic and diluted, for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$11,308	$8,548	$44,219	$40,568

Denominator:
Basic weighted average shares outstanding	23,116	32,020	24,439	32,093
Potential common shares:
Dilutive effect of stock options	399	983	305	1,259
Non-vested restricted stock	93	—	116	4

Diluted weighted average shares outstanding	23,608	33,003	24,860	33,356

Earnings per share:
Basic	$0.49	$0.27	$1.81	$1.26
Diluted	$0.48	$0.26	$1.78	$1.22

Stock options to purchase 737,557 and 1,821 shares of common stock for the three months ended June 29, 2008 and July 1, 2007, respectively, and 1,026,266 and 1,821 shares of common stock for the six months ended June 29, 2008 and July 1, 2007, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

7. Stock-based Compensation

The Company has stock-based compensation plans pursuant to which the Company may grant awards of restricted stock and, prior to fiscal 2006, stock options to its employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in the financial statements over the vesting period of the award.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Stock-based Compensation (continued)

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)		(in thousands)
Total stock-based compensation cost	$1,577	$1,239	$2,695	$2,141
Portion capitalized as property and equipment	(50)	(29)	(93)	(57)

Pre-tax stock-based compensation expense recognized(1)	$1,527	$1,210	$2,602	$2,084

(1)	Included in general and administrative expense in the unaudited condensed consolidated statements of earnings.

As of June 29, 2008, there was $15.7 million of unrecognized pre-tax stock-based compensation cost related to restricted stock awards that will be recognized over a weighted average remaining vesting period of 2.9 years. As of June 29, 2008, there was $0.4 million of unrecognized pre-tax stock-based compensation cost related to stock option awards that will be recognized over a weighted average remaining vesting period of 6.9 months.

8. Common Stock

Common Stock Repurchases

The Company repurchases shares of its common stock under a plan authorized by its Board of Directors. The plan authorizes the Company to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the six months ended June 29, 2008, the Company repurchased 4,911,041 shares through the open market at an aggregate purchase price of approximately $160.8 million. At June 29, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization.

Stock Options

During the six months ended June 29, 2008, 603,513 shares of common stock were issued from the exercise of stock options for cash proceeds of $17.1 million.

Restricted Stock

During the six months ended June 29, 2008, the Company granted a total of 340,231 shares of restricted stock to its employees and non-employee directors at a weighted average grant date fair value of $26.68 per share.

During the six months ended June 29, 2008, 11,812 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $32.20 per share.

During the six months ended June 29, 2008, 30,346 shares of common stock were tendered by employees at an average price per share of $33.04 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the six months ended June 29, 2008, the Company contributed 20,950 shares of common stock to its 401(k) plan at a cost of $0.5 million.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Comprehensive Income

Comprehensive income consists of net income and certain changes in shareholders’ equity which are excluded from net income (referred to as “other comprehensive income”). The components of other comprehensive income for the three and six months ended June 29, 2008 included the change in fair value of the Company’s interest rate swap contract and foreign currency translation. The components of other comprehensive income for the three and six months ended July 1, 2007 included foreign currency translation. Other comprehensive income is recorded directly to accumulated other comprehensive income, a separate component of shareholders’ equity. Comprehensive income, net of taxes, was $11.9 million and $10.1 million for the three months ended June 29, 2008 and July 1, 2007, respectively, and was $44.1 million and $42.4 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

The following table summarizes changes in the components of accumulated other comprehensive income, net of taxes, for the six months ended June 29, 2008:

	Cash Flow Hedge Fair Value Changes	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 30, 2007	$—	$7,011	$7,011
Net change in fair value of cash flow hedge	403	—	403
Hedging loss realized in earnings	85	—	85
Foreign currency translation	—	(602)	(602)

Balance at June 29, 2008	$488	$6,409	$6,897

10. Recent Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to financial assets and liabilities. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, prescribes a fair value hierarchy to be used to classify the source of information used in fair value measurements, and expands disclosure of assets and liabilities measured at fair value based on their level in the hierarchy. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-1 which amended SFAS 157 to exclude leasing transactions from its scope. As discussed further below (see “Accounting Pronouncements Not Yet Adopted”), the FASB has issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date of SFAS 157 as it applies to certain nonfinancial assets and liabilities. The Company’s adoption of this statement did not have a material impact on its consolidated financial statements. The additional disclosure required by SFAS 157, as it relates to financial assets and liabilities, are included in Note 3 “Derivative Instrument – Fair Value Measurement.”

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Recent Accounting Pronouncements (continued)

Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. The hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the consolidated financial statements because the Company has endeavored to utilize the guidance within SAS 69.

In February 2008, the FASB issued FSP No. 157-2 which deferred the effective date of SFAS 157, as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. For the Company, the deferral provided by FSP 157-2 will apply to its measurement of property and equipment at fair value made in connection with periodic impairment assessments and must be implemented in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 157 as it relates to the periodic impairment assessment of its property and equipment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our MD&A is presented in the following sections:

•	Executive Summary

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Executive Summary

Second Quarter 2008 Highlights

•	Revenues increased 7.0% during the second quarter of 2008 compared to the same period in 2007.

-	Comparable Company store sales increased 5.7%.

-	Weighted average Company-owned store count increased by approximately four stores.

-	Menu prices increased on average 1.8%.

•	Company store operating costs as a percentage of company store sales decreased 2.2% during the second quarter of 2008 compared to the same period in 2007.

-	Leverage from comparable store sales growth and the implementation of various company initiatives offset the inflationary pressure felt in the second quarter of 2008.

-	The average price per pound of cheese increased by approximately 17% and the average price per pound of dough increased by approximately 45%.

-	Average hourly wage rates increased 3.7%.

•

Advertising expenses in the second quarter of 2008 increased to $7.9 million compared to $7.1 million in the second quarter of 2007 due to our recently enhanced marketing plan which incorporates both television and online media focused on kids and moms and is further supported by our traditional newspaper insert coupon program.

•

Interest expense increased to $4.1 million for the second quarter of 2008 compared to $2.9 million in the second quarter of 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility between the two periods associated with funds used by us to repurchase shares of our common stock and conduct our various capital initiatives.

-	We ended the second quarter of 2008 with $394.5 million borrowed under our $550 million revolving credit facility.

-	Average interest rates incurred on our outstanding debt during the second quarter of 2008 decreased by approximately 250 basis points compared to the same period last year.

-	We entered into an interest rate swap contract during the second quarter of 2008 which effectively fixed the LIBOR component of our interest rate on $150.0 million of our borrowings at 3.62%.

•	We achieved a previously announced targeted Debt-to-Adjusted EBITDA ratio of 2 to 1.

•

We repurchased 2.8 million shares of our common stock during the second quarter of 2008, representing 11.3% of the shares outstanding at the end of the first quarter, at an aggregate purchase price of approximately $102.2 million. At June 29, 2008, approximately $71.4 million remained available for share repurchases under our $600 million repurchase authorization.

•

Net income in the second quarter of 2008 increased 32.3% to $11.3 million from $8.5 million in the same period in 2007 and diluted earnings per share increased 85% to $0.48 compared to the same period in 2007.

Overview of Operations

We develop, operate and franchise family entertainment-dining centers under the name “Chuck E. Cheese’s®” in 48 states and six foreign countries/territories. Our stores feature musical and comic entertainment by robotic and animated characters, games, rides and arcade-style activities intended to appeal to our primary customer base of families with children between two and 12 years of age. Additionally, our stores offer dining selections consisting of a variety of pizzas, sandwiches, appetizers, a salad bar, desserts and refreshments.

The following table summarizes information regarding our Company-owned and franchised stores:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Number of Company-owned stores:
Beginning of period	490	485	490	484
New	1	4	1	7
Closed	(1)	(2)	(1)	(4)

End of period	490	487	490	487

Number of franchise stores:
Beginning of period	44	45	44	45
New	3	—	3	—
Closed	—	(1)	—	(1)

End of period	47	44	47	44

Our primary sources of revenues are from Company-owned store sales (“Company store sales”) and franchise royalties and fees. Company store sales consist of revenue from the sale of food, beverages, games and merchandise at our Company-owned stores.

Certain costs and expenses relate only to our Company-owned stores. These include:

-	Cost of sales which include food, beverage and related supplies costs less rebates from suppliers, paper and birthday supplies, and the cost of merchandise sold to and related costs of prizes provided to customers;

-	Labor expenses which include all direct store labor costs, related taxes and benefits;

-	Depreciation and amortization expense directly related to store assets;

-	Rent expense related to store facilities, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

-	Other operating expenses which include utilities, repair costs, liability and property insurance, CAM, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store facility.

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

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our upcoming 2009 fiscal year will consist of 53 weeks.

Financial Reporting Changes

We have reclassified prior year revenue and expense amounts presented in our unaudited condensed consolidated statements of earnings to conform to current year presentation as set forth in our Annual Report on Form 10-K for fiscal year 2007. The reclassifications had no impact on previously reported net income, shareholder’s equity and cash flows and the change in total revenues was not material.

Results of Operations

The following table summarizes our costs and expenses expressed as a percentage of total revenues, except where otherwise noted, for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Company store sales	99.4%	99.6%	99.5%	99.6%
Franchise fees and royalties	0.6%	0.4%	0.5%	0.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Company store operating costs (as a percentage of Company store sales):
Cost of sales	16.3%	16.2%	15.9%	15.8%
Labor expenses	28.4%	28.9%	26.8%	26.8%
Depreciation and amortization	9.5%	9.7%	8.4%	8.3%
Rent expense	8.5%	8.8%	7.5%	7.7%
Other operating expenses	14.5%	16.0%	13.4%	14.2%

Total Company store operating costs	77.3%	79.5%	72.1%	72.8%

Advertising expense	4.1%	4.0%	4.1%	3.8%
General and administrative	7.3%	7.0%	6.2%	6.2%
Asset impairment costs	0.1%	0.7%	0.0%	0.3%

Total operating costs and expenses	88.3%	90.8%	82.1%	82.8%

Operating income	11.7%	9.2%	17.9%	17.2%
Interest expense, net	2.1%	1.6%	1.8%	1.4%

Income before income taxes	9.6%	7.6%	16.1%	15.8%

Due to rounding, percentages presented in the table above may not add.

Three Months ended June 29, 2008 Compared to Three Months ended July 1, 2007

Revenues

Company store sales increased 6.8% to $191.4 million for the second quarter of 2008 compared to $179.1 million for the same period in 2007 primarily due to a net increase in the number of Company-owned stores and a 5.7% increase in comparable store sales in 2008. The weighted average number of Company-owned stores open during the second quarter of 2008 increased by approximately four stores as compared to the same period in 2007. We believe that the increase in comparable store sales during the second quarter of 2008 reflects the success of the various sales strategies we have implemented, including the ongoing capital initiatives at our existing stores, an enhanced marketing plan, implementation of a suggestive sales program and our recent efforts to increase the number of birthday party reservations and fund raising events at our stores. Menu prices increased on average 1.8% in the second quarter of 2008 compared to the second quarter of 2007.

Revenue from franchise fees and royalties increased 47.3% to $1.1 million for the second quarter of 2008 compared to $0.8 million for the same period in 2007 primarily due to an increase in the number of franchise stores.

Costs and Expenses

Cost of sales as a percentage of Company store sales increased 0.1% to 16.3% for the second quarter of 2008 from 16.2% for the same period in 2007 primarily due to higher commodity prices. During the second quarter of 2008, the average price per pound of cheese increased approximately $0.29, or 17%, and the average price per pound of dough increased approximately $0.15, or 45%, compared to prices paid during the same period in 2007. This was partially offset by an increase in menu prices, the implementation of an enhanced cheese product and a reduction in the size of our medium and large pizzas that contributed to a reduction in our cheese and dough usage.

Labor expense as a percentage of Company store sales decreased 0.5% to 28.4% for the second quarter of 2008 from 28.9% for the same period in 2007 primarily due to leverage from our sales increase. During the second quarter of 2008, we experienced a 3.8% increase in revenue per hourly labor hour offsetting a 3.7% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $0.9 million to $18.2 million for the second quarter of 2008 compared to $17.3 million for the same period in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.6 million to $16.4 million for the second quarter of 2008 compared to $15.8 million for the same period in 2007 due to new store development.

Other store operating costs as a percentage of Company store sales decreased 1.5% to 14.5% for the second quarter of 2008 compared to 16.0% for the same period in 2007 primarily due to leverage from our sales increase, reductions in asset disposal costs and a gain on the sale of property recognized in the second quarter of 2008. Asset disposal costs declined as a percentage of store sales during the second quarter of 2008 primarily due to charges attributable to our store remodeling initiatives which have not recurred to the same extent as incurred in the second quarter of 2007. Other store operating costs also benefited from a $0.9 million asset disposal gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar.

Advertising expense as a percentage of total revenues increased 0.1% to 4.1% for the second quarter of 2008 from 4.0% for the same period in 2007 primarily due to increased television advertising and online media costs associated with our enhanced marketing programs in 2008.

General and administrative expenses as a percentage of total revenues increased 0.3% to 7.3% for the second quarter of 2008 from 7.0% for the same period in 2007 primarily due to increases in compensation expense. Compensation expense increased 1.2% as a percentage of total revenues during the second quarter of 2008 compared to the same period in 2007 primarily due to higher performance based compensation costs associated with our financial performance for the first six months of the year. This increase was partially offset by reductions in other corporate office expenses.

Impairments related to our store assets decreased to $0.1 million in the second quarter of 2008 compared to $1.3 million for the same period in 2007. The $0.1 million asset impairment charge in the second quarter of 2008 related to a previously impaired store. The $1.3 million asset impairment charge in 2007 was recorded to write down the carrying amount of the property and equipment at one store in the second quarter of 2007.

Interest Expense, Net

Interest expense increased to $4.1 million for the second quarter of 2008 compared to $2.9 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility during the second quarter of 2008 as compared to the same period in the prior year. This debt increase represents our previously announced intention to reach a targeted Debt-to-Adjusted EBITDA ratio of 2 to 1, which we achieved in the second quarter of 2008, and use the proceeds to repurchase shares of our common stock. The effect of the debt increase was partially offset by lower average interest rates in the second quarter of 2008, which declined by approximately 250 basis points compared to average rates experienced in the same period of last year.

Income Taxes

Our effective income tax rate was 38.8% and 37.6% for the second quarter of 2008 and 2007, respectively. The increase in our effective income tax rate was primarily due to a reduction made to our estimated foreign tax benefits in the second quarter of 2008.

Net Income

We reported net income of $11.3 million for the second quarter of 2008 compared to $8.5 million for the same period in 2007 due to the changes in revenues and expenses discussed above. Diluted earnings per share increased 84.6% to $0.48 per share for the second quarter of 2008 from $0.26 per share for the same period in 2007 due to the 32.3% increase in net income combined with a 28.5% decrease in the number of weighted average diluted shares outstanding.

Six months ended June 29, 2008 Compared to Six Months ended July 1, 2007

Revenues

Company store sales increased 6.0% to $435.6 million for the first six months of 2008 compared to $411.0 million for the same period in 2007 primarily due to a net increase in the number of Company-owned stores and a 4.5% increase in comparable store sales in 2008. The weighted average number of Company-owned stores open during the first six months of 2008 increased by approximately five stores as compared to the same period in 2007. We believe that comparable store sales in the first six months of 2008 benefited from the success of the various strategies we have implemented during the year, including the ongoing capital initiatives at our existing stores, the introduction of an enhanced marketing plan, implementation of a suggestive sales program and our recent efforts to increase the number of birthday party reservations and fund raising events at our stores. Menu prices increased on average 1.4% in the first six months of 2008 compared to the first six months of 2007.

Revenue from franchise fees and royalties increased 18.2% to $2.1 million for the first six months of 2008 compared to $1.8 million for the same period in 2007 primarily due to an increase in the number of franchise stores.

Costs and Expenses

Cost of sales as a percentage of Company store sales increased 0.1% to 15.9% for the first six months of 2008 from 15.8% for the same period in 2007 primarily due to higher commodity prices. During the first six months of 2008, the average price per pound of cheese increased approximately $0.41, or 27%, and the average price per pound of dough increased approximately $0.10, or 26%, compared to prices paid during the same period in 2007. This was partially offset by an increase in menu prices, the implementation of an enhanced cheese product and a reduction in the size of our medium and large pizzas that contributed to a reduction in our cheese and dough usage.

Labor expense as a percentage of Company store sales remained consistent at 26.8% for the first six months of 2008 and 2007 primarily due to leverage from our sales increase. During the first six months of 2008, we experienced a 2.7% increase in revenue per hourly labor hour offsetting a 4.5% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $2.5 million to $36.7 million for the first six months of 2008 compared to $34.2 million for the same period in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $1.2 million to $32.9 million for the first six months of 2008 compared to $31.7 million for the same period in 2007 due to new store development.

Other store operating costs as a percentage of Company store sales decreased 0.8% to 13.4% for the first six months of 2008 compared to 14.2% for the same period in 2007 primarily due to leverage from our sales increase. Asset disposal costs declined as a percentage of store sales during the first six months of 2008 primarily due to charges attributable to our store remodeling initiatives which have not recurred to the same extent as incurred in the same period of 2007. Other store operating costs also benefited from a $0.9 million asset disposal gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar.

Advertising expense as a percentage of total revenues increased 0.3% to 4.1% for the first six months of 2008 from 3.8% for the same period in 2007 primarily due to increased television advertising, newspaper inserts and online media costs associated with our enhanced marketing programs in 2008.

General and administrative expenses as a percentage of total revenues remained consistent at 6.2% for the first six months of 2008 and 2007 primarily due to the increase in total revenues. Compensation expense increased 0.5% as a percentage of total revenues during the second quarter of 2008 compared to the same period in 2007 primarily due to higher performance based compensation costs associated with our financial performance for the first six months of the year. This increase was partially offset by reductions in other corporate office expenses, including the non-recurrence of approximately $0.5 million of professional service fees associated with the review of our stock option granting practices that concluded in the first quarter of 2007.

Impairments related to our store assets decreased to $0.1 million for the first six months of 2008 compared to $1.3 million for the same period in 2007. The $0.1 million asset impairment charge for the first six months of 2008 related to a previously impaired store. The $1.3 million asset impairment charge in 2007 was recorded to write down the carrying amount of the property and equipment at one store in the second quarter of 2007.

Interest Expense, Net

Interest expense increased to $7.9 million for the first six months of 2008 compared to $5.7 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility during the first half of 2008 as compared to the same period in the prior year. This debt increase represents our previously announced intention to reach a targeted Debt-to-Adjusted EBITDA ratio of 2 to 1, which we achieved in the second quarter of 2008, and use the proceeds to repurchase shares of our common stock. The effect of the debt increase was partially offset by lower average interest rates in the second half of 2008, which declined by approximately 200 basis points compared to average rates experienced in the same period of last year.

Income Taxes

Our effective income tax rate was 37.3% and 37.8% for the first six months of 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to discrete tax adjustments made in the first six months of 2008.

Net Income

We reported net income of $44.2 million for the first six months of 2008 compared to $40.6 million for the same period in 2007 due to the changes in revenues and expenses discussed above. Diluted earnings per share increased 45.9% to $1.78 per share for the first six months of 2008 from $1.22 per share for the same period in 2007 due to the 9.0% increase in net income combined with a 25.5% decrease in the number of weighted average diluted shares outstanding.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility. Our primary requirements for cash relate to planned capital expenditures, repurchases of our common stock and servicing our debt.

Since substantially all of our sales are tendered with cash or credit cards, and accounts payable are generally due in five to 30 days, we are frequently able to carry current liabilities in excess of current assets (commonly referred to as “net working capital deficit”). Our net working capital deficit increased to $26.6 million at June 29, 2008 from $11.9 million at December 30, 2007 primarily due to variations in the timing and amount of payments for income taxes and accounts payable, combined with a seasonal decline in accounts receivable.

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

Cash Flows

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in thousands)
Net cash provided by operating activities	$103,682	$89,577
Net cash used for investing activities	(37,328)	(58,259)
Net cash used for financing activities	(67,556)	(37,469)

Net increase (decrease) in cash and cash equivalents	$(1,202)	$(6,151)

Cash paid for interest	$7,009	$5,170
Cash paid for income taxes	$19,185	$24,934

	June 29, 2008	December 30, 2007
	(in thousands)
Cash and cash equivalents	$17,171	$18,373
Revolving credit facility borrowings	$394,500	$316,800

Net cash provided by operating activities increased $14.1 million to $103.7 million for the first six months of 2008 from $89.6 million for the same period in 2007. The increase was primarily attributable to the increase in net income and a reduction in the amount of taxes paid between the two periods.

Our cash interest payments increased $1.8 million to $7.0 million for the first six months of 2008 from $5.2 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility as compared to the prior year, partially offset by a reduction in the prevailing rates of interest incurred on our borrowings between the two periods.

Our cash payments for income taxes decreased $5.7 million to $19.2 million for the first six months of 2008 compared to payments of $24.9 million for the same period in 2007. The decrease was primarily due to a reduction in the amount of our estimated tax payments made in the first six months of 2008 as compared to the amount paid in the first six months of 2007 and the receipt of refunds during the first six months of 2008 representing excess state tax payments made in the prior year.

Net cash used in investing activities decreased $20.9 million to $37.3 million for the six months of 2008 from $58.3 million for the same period in 2007, due to a $18.8 million decrease in capital expenditures in the first six months of 2008 attributable to a decrease in the number of new store openings and a change in the mix of capital initiatives impacting our existing stores. For more information related to our capital initiatives, see “Capital Initiatives” below. Through the first six months of 2008, we opened six fewer new stores than we had opened during the same period in the prior year, which contributed to an $8.4 million reduction in our capital expenditures. Also, in the first six months of 2008, capital initiatives affected 60 existing stores compared to 77 stores in the same period of 2007. Through the first six months of 2008, the number of major remodels decreased by 21 units, the number of store expansions decreased by 1 unit and the number of game enhancements increased by five units as compared to the prior year, providing for a $15.8 million reduction in our capital expenditures as compared to the prior year. These decreases were partially offset by an increase in expenditures for general store maintenance.

Net cash used in financing activities increased $30.1 million to $67.6 million for the first six months of 2008 from $37.5 million for the same period in 2007, primarily due to an increase in our repurchases of our common stock and a decrease in proceeds obtained through the exercise of employee stock options, partially offset by an increase in our net borrowing under our revolving credit facility between the two periods. During the first six months of 2008, our repurchases of our common stock increased $83.8 million to $160.8 million, compared to $77.0 million in the first six months of 2007. Additionally, proceeds obtained from the exercise of stock options decreased $20.3 million to $17.1 million during the first six months of 2008 from $37.4 million during the same period in 2007. During the first six months of 2008, borrowings (net of debt repayments) obtained under our revolving credit facility increased $76.9 million to $77.7 million, compared to borrowings (net of debt repayments) of $0.8 million obtained in the first six months of 2007. The increased utilization of our revolving credit facility represents our previously announced intention to reach a targeted Debt-to-Adjusted EBITDA ratio of 2 to 1, which we achieved in the second quarter of 2008, and use the proceeds to repurchase shares of our common stock.

Capital Initiatives

Future capital expenditures will primarily be for the development of new stores and reinvestment into our existing store base through various capital initiatives.

Our plan for new store development is primarily focused on opening high volume stores in densely populated areas. In 2008, we currently anticipate opening approximately five to six new Company-owned stores. We expect the cost of opening such new stores will vary depending upon many factors including the size of the unit, whether we acquire land and whether the store is an in-line or freestanding building. The average capital cost of all new stores expected to open in 2008 will be approximately $2.5 million to $2.7 million per store. The average square footage of our new stores in 2008 is approximately 14,000 square feet with projected average annual sales in excess of approximately $2.0 million. We currently expect to open 30 to 40 Company stores, including store relocations, during the next five years.

For our existing stores, we currently utilize the following capital initiatives to maintain a unique and exciting environment providing a solid foundation for long-term revenue growth: (a) major remodels, (b) expanding the square footage of our stores, and (c) game enhancement initiatives that include new games and rides.

The major remodel initiative typically includes increasing the space allocated to the game room, increasing the number of games and rides and developing a new exterior and interior identity. The new exterior identity includes a revised Chuck E. Cheese’s logo and signage, an update to the exterior design of the buildings and, in some stores, colorful new awnings. The interior identity includes new paint, updated décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. We currently plan to complete 14 to 18 major remodels in 2008, with an average cost of approximately $625,000 to $675,000 per store.

In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides at an average cost of $1.0 million to $1.1 million per store. We currently plan to complete 19 to 21 store expansions in 2008.

The primary components of the game enhancement initiative are to provide new games and rides. The average cost of a game enhancement in 2008 will approximate $125,000 to $175,000 per store. We currently plan to complete 120 to 130 game enhancement initiatives in 2008.

We estimate capital expenditures in 2008 will total approximately $80.0 million to $85.0 million, including approximately $52.0 million related to capital initiatives for our existing stores, approximately $19.0 million related to new unit development and the remainder for general store maintenance and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature which allows us to request an additional $50 million in borrowings at any time. As of June 29, 2008, there were $394.5 million of borrowings and $9.5 million of letters of credit outstanding but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of June 29, 2008, borrowings under the credit facility incurred interest at LIBOR (2.45% - 2.64%) plus 1.00% or prime (5.00%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on any unused credit line. All borrowings are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness. The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At June 29, 2008, we were in compliance with these covenants.

During the six month period ended June 29, 2008 we increased the outstanding debt balance under our revolving credit facility by $77.7 million from $316.8 million as of December 30, 2007. The increase in debt balance was primarily attributable to our repurchases of our common stock in the first six months of 2008 and reflects our previously announced intention to reach a targeted Debt-to-Adjusted EBITDA ratio of 2 to 1, which we achieved in the second quarter of 2008.

The weighted average interest rate incurred on outstanding borrowings under our revolving credit facility was 3.8% and 6.3% for the three months ended June 29, 2008 and July 1, 2007, respectively, and was 4.3% and 6.3% for the six months ended June 29, 2008 and July 1, 2007, respectively.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract as a hedge against adverse changes in interest rates and to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap are recorded over the life of the contract as adjustments to interest expense. We have designated the swap as a cash flow hedge for accounting purposes. Accordingly, the swap is recorded at its estimated fair value in the consolidated balance sheet and changes in the fair value considered to be effective are reported as a component of accumulated other comprehensive income. Throughout the term of the swap, the unrecognized gains and losses reported in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged item affects earnings. Any changes in fair value of the swap that are considered to be ineffective will be recorded in earnings as they arise. There was no hedge ineffectiveness recognized during the three and six months ended June 29, 2008.

Refer to Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a more complete discussion of our interest rate swap contract.

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors. The plan authorizes us to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the six months ended June 29, 2008, we repurchased 4,911,041 shares through the open market at an aggregate purchase price of approximately $160.8 million. At June 29, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization.

We continually assess the most optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions such as an accelerated share repurchase entered into with a banking partner.

Off-Balance Sheet Arrangements and Contractual Obligations

At June 29, 2008, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2007.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. We believe that as of June 29, 2008 there has been no material change to the information concerning our critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the recently issued accounting pronouncements that we have not yet adopted, including a discussion of our expected date of adoption and anticipated effects on our results of operations and financial position and the new accounting pronouncements we have recently adopted.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at June 29, 2008 had borrowings outstanding of $394.5 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $244.5 million of variable rate debt as of June 29, 2008. After giving effect to the swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at June 29, 2008, would increase our annual interest expense by approximately $2.4 million.

Commodity Price Risk

Commodity prices of certain food products we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 5% of the unit cheese price as of June 29, 2008) would have been approximately $0.4 million for the first six months of 2008. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 20% of the unit dough price as of June 29, 2008) would have been approximately $0.8 million for the first six months of 2008.

Foreign Currency Risk

Our foreign currency risk with respect to changes in the value of the Canadian dollar is not considered to be material.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 29, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In his complaint, the Bullock Litigation’s plaintiff alleges that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff is seeking an unspecified amount of damages. We tendered our defense of this matter to Manley Toy, from which we had purchased certain disco light products. Manley Toy accepted our tender and has indicated it will indemnify us in the event of any judgment or settlement that exceeds coverage afforded under Manley Toy’s insurance policies. We filed our answer to the complaint on September 7, 2006. Discovery is ongoing, and a mediation is planned for August 12, 2008. If the mediation does not resolve the case, it is expected to proceed to trial on November 10, 2008. The Bullock Litigation’s ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time, as both fact and expert discovery is ongoing. However, we believe that we have meritorious defenses to this lawsuit and are asserting a vigorous defense against it. Having considered our available insurance coverage and indemnification from Manley Toy, we do not expect this matter to have a material impact on our financial position or results of operations.

On January 23, 2007, a purported class action lawsuit against us, entitled Blanco v. CEC Entertainment, Inc., et. al., Cause No. CV-07-0559 (“Blanco Litigation”), was filed in the United States District Court for the Central District of California. The Blanco Litigation was filed by an alleged customer of one of our Chuck E. Cheese’s stores purporting to represent all individuals in the United States who, on or after December 4, 2006, were knowingly and intentionally provided at the point of sale or transaction with an electronically-printed receipt by us that was in violation of U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Blanco plaintiffs did not seek actual damages, but only sought statutory damages for each willful violation under FACTA. On January 10, 2008, the Court denied class certification without prejudice and stayed the case pending the appellate outcome of the Soualian v. Int’l Coffee & Tea LLC case before the Ninth Circuit. On June 3, 2008, President George W. Bush signed into law the Credit and Debit Card Receipt Clarification Act of 2007, which amends FACTA to clarify that any person who printed an expiration date on any consumer receipt between December 4, 2004 and June 3, 2008, and otherwise complied with FACTA, shall not be in willful noncompliance with FACTA. Following the enactment, the plaintiffs agreed to dismiss the case against us. Accordingly, on June 23, 2008, the court entered an order dismissing the case with prejudice and requiring each party to bear its own attorneys’ fees and costs. Thus, this case has been dismissed without payment of any compensation to the plaintiffs.

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008 the Chavez litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We continue to evaluate the claims, their defenses and the potential materiality of these consolidated lawsuits. Accordingly, no assurances can be given as to the ultimate outcome or its effect on us, our business or our results of operations. However, we believe that we have meritorious defenses to the lawsuits and intend to vigorously defend against them, including the Chavez and Perez plaintiffs’ efforts to certify a class action.

ITEM 1A. Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchase shares of our common stock under a stock repurchase plan authorized by our Board of Directors. For further discussion of this matter, see the section titled “Financial Condition, Liquidity and Capital Resources” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents information related to our repurchases of our common stock made during the second quarter of 2008 pursuant to the repurchase plan authorized by our Board of Directors in July 2005, as amended in October 2007, as well as the amount remaining that may be purchased under the plan:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Mar. 31 – Apr. 27, 2008	85,303	$35.98	85,226	$170,553,365
Apr. 28 – May 25, 2008	2,487,337	$36.90	2,471,678	$79,370,966
May 26 – Jun. 29, 2008	227,068	$35.22	227,000	$71,376,456

Total	2,799,708	$36.74	2,783,904	$71,376,456

(1)

For the periods ended April 27, May 25 and June 29, 2008, the total number of shares purchased included 77, 15,659 and 68 shares, respectively, tendered by employees at an average price per share of $31.75, $33.92 and $30.86, respectively, to satisfy tax withholding requirements on the vesting of shares of restricted stock.

(2)	There is no expiration date associated with the plan.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on May 29, 2008.

Proposal No. 1: The stockholders elected each of the following persons as Class II directors, to serve for a term of three years or until their successors are elected and qualified or until their earlier resignation or removal.

	For	Withheld
General Tommy Franks (Ret.).	22,826,805	700,396
Richard T. Huston.	23,192,142	335,059
Cynthia I. Pharr Lee	23,215,629	311,572
Raymond E. Wooldridge	22,733,261	793,940

Proposal No. 2: The stockholders approved an amendment to the 2004 Restricted Stock Plan (the “Employee Plan”) adding 500,000 shares to the maximum number of shares that may be issued under the Employee Plan.

For	Against	Abstain
20,083,370	1,199,905	931,794

Proposal No. 3: The stockholders approved an amendment to the Non-Employee Directors Restricted Stock Plan (the “Directors Plan”) adding 90,000 shares to the maximum number of shares that may be issued under the Directors Plan.

For	Against	Abstain
20,363,314	923,928	927,827

Proposal No. 4: The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

For	Against	Abstain
23,515,509	10,796	896

No other matters were voted upon at the meeting.

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated as of July 23, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2008)

3.2.1	Bylaws of the Company amended effective as of April 17, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

3.2.2	Amendment No. 2 to the Bylaws of the Company dated as of March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 31, 2008)

10.1	2004 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on June 2, 2008) §

10.2*	Non-Employee Directors Restricted Stock Plan, as amended §

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
§	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

August 7, 2008	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

August 7, 2008		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 7, 2008		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated as of July 23, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2008)

3.2.1	Bylaws of the Company amended effective as of April 17, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

3.2.2	Amendment No. 2 to the Bylaws of the Company dated as of March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 31, 2008)

10.1	2004 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on June 2, 2008) §

10.2*	Non-Employee Directors Restricted Stock Plan, as amended §

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
§	Management contract or compensatory plan or arrangement