Form 10-Q
period 2008-09-28
CEC ENTERTAINMENT INC
filed 2008-11-07
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13687

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

As of October 31, 2008, an aggregate of 22,698,402 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 28, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$15,639	$18,373
Accounts receivable, net	21,018	18,176
Inventories	15,324	15,533
Prepaid expenses	10,280	11,352
Deferred tax asset	3,585	3,585

Total current assets	65,846	67,019

Property and equipment, net	667,152	668,390
Derivative instrument asset	631	—
Other assets	2,640	2,484

Total assets	$736,269	$737,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$798	$756
Accounts payable	37,548	40,209
Accrued expenses	34,021	27,625
Unearned revenues	6,083	6,437
Accrued interest	3,276	3,878
Derivative instrument liability	799	—

Total current liabilities	82,525	78,905
Long-term debt, less current portion	404,558	329,119
Deferred rent	77,130	73,995
Deferred tax liability	24,903	24,760
Accrued insurance	9,692	8,435
Accrued income taxes	4,499	4,686

Total liabilities	603,307	519,900

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 59,867,118 and 58,874,737 shares issued, respectively	5,987	5,887
Capital in excess of par	397,021	374,376
Retained earnings	638,846	584,726
Accumulated other comprehensive income	5,960	7,011
Less treasury stock, at cost; 37,169,265 and 32,258,224 shares, respectively	(914,852)	(754,007)

Total shareholders’ equity	132,962	217,993

Total liabilities and shareholders’ equity	$736,269	$737,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
REVENUES
Company store sales	$200,878	$196,619	$636,451	$607,569
Franchise fees and royalties	1,000	862	3,097	2,636

Total revenues	201,878	197,481	639,548	610,205

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of sales	33,255	32,042	102,454	96,963
Labor expenses	54,851	53,075	171,523	163,301
Depreciation and amortization	18,638	17,793	55,343	51,943
Rent expense	16,741	16,115	49,594	47,819
Other operating expenses	32,904	30,270	91,353	88,567

Total company store operating costs	156,389	149,295	470,267	448,593

Advertising expense	8,660	8,035	26,681	23,584
General and administrative	16,083	11,954	43,338	37,721
Asset impairment costs	—	—	137	1,278

Total operating costs and expenses	181,132	169,284	540,423	511,176

Operating income	20,746	28,197	99,125	99,029
Interest expense, net	5,052	3,082	12,948	8,738

Income before income taxes	15,694	25,115	86,177	90,291
Income taxes	5,793	9,198	32,057	33,805

Net income	$9,901	$15,917	$54,120	$56,486

Earnings per share:
Basic	$0.45	$0.51	$2.29	$1.78
Diluted	$0.44	$0.50	$2.25	$1.72

Weighted average shares outstanding:
Basic	22,069	31,247	23,650	31,816
Diluted	22,558	31,615	24,094	32,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 28, 2008

(Unaudited)

(in thousands, except share information)

	Common Stock		Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 30, 2007	58,874,737	$5,887	$374,376	$584,726	$7,011	32,258,224	$(754,007)	$217,993
Net income	—	—	—	54,120	—	—	—	54,120
Net change in fair value of cash flow hedge, net of income taxes of $249	—	—	—	—	(406)	—	—	(406)
Hedging loss realized in earnings, net of income taxes of $185	—	—	—	—	302	—	—	302
Foreign currency translation, net of income taxes of $553	—	—	—	—	(947)	—	—	(947)

Comprehensive income								53,069

Stock-based compensation costs	—	—	4,190	—	—	—	—	4,190
Stock options exercised	671,311	68	19,102	—	—	—	—	19,170
Restricted stock issued, net of forfeitures	331,181	33	(33)	—	—	—	—	—
Tax shortfall from stock options exercised and restricted stock	—	—	(131)	—	—	—	—	(131)
Restricted stock returned for taxes	(31,061)	(3)	(1,025)	—	—	—	—	(1,028)
Common stock issued under 401(k) plan	20,950	2	542	—	—	—	—	544
Purchases of treasury stock	—	—	—	—	—	4,911,041	(160,845)	(160,845)

Balance at September 28, 2008	59,867,118	$5,987	$397,021	$638,846	$5,960	37,169,265	$(914,852)	$132,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,120	$56,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,719	52,669
Deferred income taxes	(1,818)	16,339
Stock-based compensation expense	4,047	3,090
Deferred lease rentals	633	1,925
Deferred debt financing costs	211	64
Loss on asset disposals, net	1,441	5,192
Contributions from landlords	612	2,651
Changes in operating assets and liabilities:
Accounts receivable	(952)	(11,499)
Inventories	209	3,971
Prepaid expenses	1,072	(1,016)
Accounts payable	1,510	(3,915)
Accrued expenses	7,471	1,631
Unearned revenues	(354)	195
Accrued interest	(602)	361
Income taxes payable	2,074	3,726

Net cash provided by operating activities	125,393	131,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,008)	(86,662)
Disposition of property, plant and equipment, net	2,223	—
Other investing activities	(374)	458

Net cash used in investing activities	(61,159)	(86,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	116,400	98,000
Payments on long-term debt and line of credit	(40,860)	(51,716)
Exercise of stock options	19,170	37,627
Excess tax benefit from exercise of stock options	389	1,842
Restricted shares returned for taxes	(1,028)	(486)
Treasury stock acquired	(160,845)	(133,440)
Other financing activities	(194)	(233)

Net cash used in financing activities	(66,968)	(48,406)

Change in cash and cash equivalents	(2,734)	(2,740)
Cash and cash equivalents at beginning of period	18,373	18,308

Cash and cash equivalents at end of period	$15,639	$15,568

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,650	$8,332
Income taxes paid, net	$35,341	$29,727

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction accounts payable	$6,708	$8,712
Restricted stock issued, net of estimated forfeitures	$8,202	$7,927
Common stock issued under 401(k) plan	$544	$476

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of September 28, 2008 and for the three and nine month periods ended September 28, 2008 and September 30, 2007 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 30, 2007.

Prior year amounts in the unaudited condensed consolidated balance sheets, and statements of earnings, changes in shareholders’ equity and cash flows have been reclassified to conform to the current year presentation. The reclassifications had no impact on previously reported net income, shareholders’ equity or cash flows and the change in total revenues was not material.

2. Inventories

Inventories consisted of the following:

	September 28, 2008	December 30, 2007
	(in thousands)
Food and beverage	$3,616	$5,019
Prize, merchandise and other entertainment	11,708	10,514

	$15,324	$15,533

Food and beverage inventories include paper products needed for food service operations. Prize, merchandise and other entertainment inventories consist primarily of novelty toy items used as redemption prizes for skill oriented games, and include supplies needed for entertainment operations.

3. Long-Term Debt

Long-term debt consisted of the following:

	September 28, 2008	December 30, 2007
	(in thousands)
Revolving credit facility borrowings	$392,900	$316,800
Obligations under capital leases	12,456	13,075

	405,356	329,875
Less current portion	(798)	(756)

	$404,558	$329,119

The Company has a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature allowing the Company, subject to lender approval, to request an additional $50 million in borrowings at any time. As of September 28, 2008, there were $392.9 million of borrowings and $9.5 million of letters of credit outstanding but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on the Company’s financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of September 28, 2008, borrowings under the credit facility incurred interest at LIBOR (2.47% - 3.18%) plus 1.00% or prime (5.00%). A commitment fee of 0.1% to 0.3%,

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Long-Term Debt (continued)

depending on the Company’s financial performance and debt levels, is payable on any unused credit line. All borrowings are unsecured, but the Company has agreed not to pledge any of its existing assets to secure future indebtedness. The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require the Company to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. At September 28, 2008, the Company was in compliance with these covenants.

The weighted average interest rate incurred on outstanding borrowings under the Company’s revolving credit facility was 4.0% and 6.5% for the three months ended September 28, 2008 and September 30, 2007, respectively, and was 4.2% and 6.3% for the nine months ended September 28, 2008 and September 30, 2007, respectively.

4. Derivative Instrument

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

As of September 28, 2008, the estimated fair value of the Company’s interest rate swap contract was a net liability of approximately $0.2 million, composed of a $0.6 million noncurrent derivative instrument asset and a $0.8 million current derivative instrument liability. The Company expects that approximately $0.5 million, net of taxes, of the change in fair value of the swap included in accumulated other comprehensive income as of September 28, 2008 will be realized in earnings as additional interest expense within the next 12 months. There was no hedge ineffectiveness recognized during the three and nine months ended September 28, 2008.

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Derivative Instrument (continued)

markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. These inputs are frequently utilized in pricing models, discounted cash flow techniques and other widely accepted valuation methodologies.

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

5. Commitments and Contingencies

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

On November 19, 2007, a purported class action lawsuit against the Company, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against the Company, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. The Company was served with the second complaint on January 30, 2008. The Company removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of the Company in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of the Company in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. The Company continues to evaluate these claims, their defenses and the potential materiality of these consolidated lawsuits through formal and informal discovery. Accordingly, no assurances can be given as to the ultimate outcome or its effect on the Company, its business or its results of operations. However, the Company believes that it has meritorious defenses to the lawsuits and intends to vigorously defend against them, including the Chavez and Perez plaintiffs’ efforts to certify a class action.

On July 25, 2008, a purported class action lawsuit against the Company, entitled Liendo, et. al., v. CEC Entertainment, Inc., Cause No. BC395195 (“Liendo Litigation”), was filed in the Superior Court of California, Los Angeles County. The Company

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Commitments and Contingencies (continued)

received service of process on July 28, 2008. The Liendo Litigation was filed by two alleged customers of the Company’s Chuck E. Cheese’s stores in California purporting to represent all mobility impaired/wheelchair bound individuals in the State of California who were allegedly denied the full and equal enjoyment of goods, services, programs, facilities, privileges, advantages, or accommodations in violation of the Americans With Disabilities Act, 42 U.S.C. Section 12181 and California state laws. The Company removed the case to the United States District Court for the Central District of California on August 25, 2008. The Liendo plaintiffs seek injunctive relief, statutory damages and attorneys’ fees and costs. At this early stage in the case, the Company continues to evaluate the claims, their defenses and the potential materiality of the lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on the Company, its business or its results of operations. However, the Company believes that it has meritorious defenses to the lawsuit and intends to vigorously defend against it.

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In the complaint, the Bullock Litigation’s plaintiff alleged that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff sought an unspecified amount of damages. The Company tendered its defense of this matter to Manley Toy, from which it had purchased certain disco light products. Manley Toy accepted the Company’s tender and indicated it would indemnify the Company in the event of any judgment or settlement that exceeded coverage afforded under Manley Toy’s insurance policies. On September 22, 2008, the Company settled the case with the plaintiff. The terms of the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

When a contingency involving uncertainty as to a possible loss occurs, an estimate of such loss contingency may be accrued as a charge to income and a reserve established on the balance sheet. The Company accrued $3.0 million in aggregate loss contingencies during the third quarter ended September 28, 2008, based on management’s assessment of the appropriate reserve level as of that date. In light of all information known, the Company believes that amounts accrued for such contingencies are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material effect on the Company’s results of operations in the period during which the underlying matters are resolved. Management reviews reserves periodically, and the contingent loss reserve may be increased or decreased in the future to reflect further developments.

6. Income Taxes

In July 2008, the Internal Revenue Service concluded its examination of the Company’s 2003 through 2005 tax years. As a result, the Company agreed to a $6.3 million settlement of certain issues identified in the audit. This amount was fully reserved at December 30, 2007, and payment was made during the third quarter of 2008. The remaining pending issues that arose during the examination total $1.3 million, and the Company has filed an appeal during the third quarter of 2008 with respect to the unresolved matters. The Company expects to reach a resolution on these matters within the next twelve months, and until such time that these matters are ultimately resolved, these tax years will remain open.

7. Earnings Per Share

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Earnings Per Share (continued)

The following table sets forth the computation of EPS, basic and diluted, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$9,901	$15,917	$54,120	$56,486

Denominator:
Basic weighted average shares outstanding	22,069	31,247	23,650	31,816
Potential common shares for stock options and restricted stock	489	368	444	953

Diluted weighted average shares outstanding	22,558	31,615	24,094	32,769

Earnings per share:
Basic	$0.45	$0.51	$2.29	$1.78
Diluted	$0.44	$0.50	$2.25	$1.72

Stock options to purchase 723,557 and 1,132,173 shares of common stock for the three months ended September 28, 2008 and September 30, 2007, respectively, and 932,011 and 40,158 shares of common stock for the nine months ended September 28, 2008 and September 30, 2007, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

8. Stock-based Compensation

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

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)		(in thousands)
Total stock-based compensation cost	$1,495	$1,040	$4,190	$3,181
Portion capitalized as property and equipment	(50)	(34)	(143)	(91)

Pre-tax stock-based compensation expense recognized(1)	$1,445	$1,006	$4,047	$3,090

(1)	Included in general and administrative expense in the unaudited condensed consolidated statements of earnings.

As of September 28, 2008, there was $13.9 million of unrecognized pre-tax stock-based compensation cost related to restricted stock awards that will be recognized over a weighted average remaining vesting period of 2.6 years. As of September 28, 2008, there was $0.2 million of unrecognized pre-tax stock-based compensation cost related to stock option awards that will be recognized over a weighted average remaining vesting period of 0.4 years.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Common Stock

Common Stock Repurchases

The Company repurchases shares of its common stock under a plan authorized by its Board of Directors (the “Board”). The plan authorizes the Company to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the nine months ended September 28, 2008, the Company repurchased 4,911,041 shares through the open market at an aggregate purchase price of approximately $160.8 million. The Company did not repurchase any shares of its common stock under the Board authorized plan during the three months ended September 28, 2008. At September 28, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization.

Stock Options

During the nine months ended September 28, 2008, 671,311 shares of common stock were issued from the exercise of stock options for cash proceeds of $19.2 million.

Restricted Stock

During the nine months ended September 28, 2008, the Company granted a total of 343,711 shares of restricted stock to its employees and non-employee directors at a weighted average grant date fair value of $26.77 per share.

During the nine months ended September 28, 2008, 12,530 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $32.14 per share.

During the nine months ended September 28, 2008, 31,061 shares of common stock were tendered by employees at an average price per share of $33.09 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the nine months ended September 28, 2008, the Company contributed 20,950 shares of common stock to its 401(k) plan at a cost of $0.5 million.

10. Comprehensive Income

Comprehensive income consists of net income and certain changes in shareholders’ equity which are excluded from net income (referred to as “other comprehensive income”). The components of other comprehensive income for the three and nine months ended September 28, 2008 included the change in fair value of the Company’s interest rate swap contract and foreign currency translation adjustments. The components of other comprehensive income for the three and nine months ended September 30, 2007 included foreign currency translation adjustments. Other comprehensive income is recorded directly to accumulated other comprehensive income, a separate component of shareholders’ equity. Comprehensive income, net of taxes, was $9.0 million and $17.1 million for the three months ended September 28, 2008 and September 30, 2007, respectively, and was $53.1 million and $59.5 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The following table summarizes changes in the components of accumulated other comprehensive income, net of taxes, for the nine months ended September 28, 2008:

	Cash Flow Hedge Fair Value Changes	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 30, 2007	$—	$7,011	$7,011
Net change in fair value of cash flow hedge	(406)	—	(406)
Hedging loss realized in earnings	302	—	302
Foreign currency translation	—	(947)	(947)

Balance at September 28, 2008	$(104)	$6,064	$5,960

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Recent Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to financial assets and liabilities. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, prescribes a fair value hierarchy to be used to classify the source of information used in fair value measurements, and expands disclosure of assets and liabilities measured at fair value based on their level in the hierarchy. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-1 which amended SFAS 157 to exclude leasing transactions from its scope. As discussed further below (see “Accounting Pronouncements Not Yet Adopted”), the FASB has issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date of SFAS 157 as it applies to certain nonfinancial assets and liabilities. In October 2008, the FASB Issued FSP 157-3 which clarifies the application of SFAS 157 to a financial asset when the market for that asset is not active and illustrates how an entity determine fair value when the market for a financial asset is inactive. The Company’s adoption of this statement and related FSPs did not have a material impact on its consolidated financial statements. The additional disclosures required by SFAS 157, as it relates to financial assets and liabilities, are included in Note 4 “Derivative Instrument.”

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are effective for the Company in the first quarter of 2009; however early application has been encouraged. The Company is currently evaluating the impact of adopting SFAS 161 as it relates to the disclosure of its interest rate swap derivative instrument.

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Recent Accounting Pronouncements (continued)

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

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our MD&A is presented in the following sections:

•	Executive Summary

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Executive Summary

Third Quarter 2008 Highlights

•	Revenues increased 2.2% during the third quarter of 2008 compared to the same period in 2007.

•	Comparable Company store sales increased 1.1%.

•	Weighted average Company-owned store count increased by approximately three stores.

•

We lost approximately 265 store operating days resulting from temporary store closures related to hurricanes Gustav and Ike. As a result of these lost operating days, we estimate that comparable Company store sales were negatively impacted by approximately 0.7%.

•	Menu prices increased on average 1.8%.

•	Company store operating costs as a percentage of Company store sales increased 2.0% during the third quarter of 2008 compared to the same period in 2007.

•

An increase in the average price per pound of dough, an increase in buffalo wing usage resulting from an increase in food platter sales and an adjustment to vendor rebates represented a combined increase in food costs as a percentage of Company store sales of 0.9%.

•

An increase in group medical expenses (included in store labor expense) and general insurance expenses (included in other store operating costs) represented a combined increase in costs as a percentage of Company store sales of 1.3% primarily due to favorable adjustments recorded in the third quarter of the prior year.

•	Depreciation and amortization and rent expense increased a combined 0.4% as a percentage of Company store sales.

•

A decrease in the average price per pound of cheese of approximately 4.4% and various company initiatives implemented during the year provided for a combined reduction in food costs as a percentage of Company store sales of 0.6%.

•	A 4.1% increase in average hourly wage rates was offset by a 5.2% increase in revenue per hourly labor hour at our stores.

•

Advertising expenses in the third quarter of 2008 increased to $8.7 million compared to $8.0 million in the third quarter of 2007 due to our recently enhanced marketing plan that incorporates both television and online media directed towards kids and moms and is further supported by our traditional newspaper insert coupon program.

•

General and administrative expenses increased to $16.1 million in the third quarter of 2008 compared to $12.0 million in the third quarter of 2007 primarily due to the accrual of $3.0 million in aggregate loss contingencies related to ongoing litigation matters.

•

Interest expense increased to $5.1 million for the third quarter of 2008 compared to $3.1 million in the third quarter of 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility between the two periods. The additional funds were used by us to repurchase shares of our common stock during the first two quarters of 2008 and conduct our various capital initiatives.

•	$392.9 million was outstanding under our $550 million revolving credit facility at the end of the third quarter 2008.

•	Average interest rates incurred on our outstanding debt during the third quarter of 2008 decreased by approximately 240 basis points compared to the same period last year.

•

Net income in the third quarter of 2008 declined 37.8% to $9.9 million from $15.9 million in the same period in 2007 and diluted earnings per share decreased 12% to $0.44 compared to the same period in 2007.

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

The following table summarizes information regarding our Company-owned and franchised stores:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Number of Company-owned stores:
Beginning of period	490	487	490	484
New	2	1	3	8
Acquired from franchisees	2	—	2	—
Closed	(1)	—	(2)	(4)

End of period	493	488	493	488

Number of franchise stores:
Beginning of period	47	44	44	45
New	1	—	4	—
Sold to Company	(2)	—	(2)	—
Closed	—	—	—	(1)

End of period	46	44	46	44

Our primary sources of revenues are from Company-owned store sales (“Company store sales”) and franchise royalties and fees. Company store sales consist of revenue from the sale of food, beverages, games and merchandise at our Company-owned stores.

Certain costs and expenses relate only to our Company-owned stores. These include:

•

Cost of sales which include food, beverage and related supplies costs less rebates from suppliers; paper and birthday supplies; and the cost of merchandise sold to and related costs of prizes provided to customers;

•	Labor expenses, which include all direct store labor costs, related payroll taxes and benefits;

•	Depreciation and amortization expense directly related to store assets;

•	Rent expense related to company store facilities, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

•

Other operating expenses which include utilities, repair costs, liability and property insurance, CAM, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

Advertising expense includes production costs for television commercials, newspaper inserts, coupons and media expenses for national and local advertising, with offsetting contributions to an advertising fund made by our franchisees pursuant to its franchise agreements.

General and administrative costs represent all expenses associated with our corporate office operations, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets and other administrative costs not directly related to the operation of a store facility.

Asset impairment, if any, represents non-cash charges related to long-lived assets within the stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

Comparable store sales (sales of domestic stores that were open for a period greater than 18 months at the beginning of each respective year or 12 months for acquired stores) are a critical factor when evaluating our performance.

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

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2008 fiscal year consists of 52 weeks and our upcoming 2009 fiscal year will consist of 53 weeks.

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

Upon a detailed review with regard to our current presentation of a single revenue caption entitled, “Company store sales”, we have determined that commencing with our Annual Report on Form 10-K for fiscal year 2008, we will disaggregate this revenue caption into “Food and beverage sales” and “Games and merchandise sales,” and present separate corresponding “Cost of sales” amounts for each. We will provide this disaggregation for our fiscal years 2006, 2007 and 2008, including appropriate discussions within our MD&A. We anticipate this disaggregation will have no impact on total revenues, total cost of sales, operating income, net income, financial position, shareholders’ equity, comprehensive income, or cash flows from operating activities for the annual and interim reporting periods.

Results of Operations

The following table summarizes our costs and expenses expressed as a percentage of total revenues, except where otherwise noted, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Company store sales	99.5%	99.6%	99.5%	99.6%
Franchise fees and royalties	0.5%	0.4%	0.5%	0.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Company store operating costs (as a percentage of Company store sales):
Cost of sales	16.6%	16.3%	16.1%	16.0%
Labor expenses	27.3%	27.0%	26.9%	26.9%
Depreciation and amortization	9.3%	9.0%	8.7%	8.5%
Rent expense	8.3%	8.2%	7.8%	7.9%
Other operating expenses	16.4%	15.4%	14.4%	14.6%

Total Company store operating costs	77.9%	75.9%	73.9%	73.8%

Advertising expense	4.3%	4.1%	4.2%	3.9%
General and administrative	8.0%	6.1%	6.8%	6.2%
Asset impairment costs	0.0%	0.0%	0.0%	0.2%

Total operating costs and expenses	89.7%	85.7%	84.5%	83.8%

Operating income	10.3%	14.3%	15.5%	16.2%
Interest expense, net	2.5%	1.6%	2.0%	1.4%

Income before income taxes	7.8%	12.7%	13.5%	14.8%

Due to rounding, percentages presented in the table above may not add.

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Company store sales increased 2.2% to $200.9 million for the third quarter of 2008 compared to $196.6 million for the same period in 2007 primarily due to a net increase in the number of Company-owned stores and a 1.1% increase in comparable store sales during the third quarter of 2008. Our Company store sales growth for the third quarter of 2008 includes the impact of temporary closures of 39 stores as a result of hurricanes Gustav and Ike. As a result of the hurricane related closures, we lost approximately 265 store operating days and we estimate that these temporary closures decreased our comparable store sales by approximately 0.7% in the third quarter of 2008. Including the affect of temporary store closures attributable to the 2008 hurricane season, the weighted average number of Company-owned stores open during the third quarter of 2008 increased by approximately three stores as compared to the same period in 2007. We believe that the increase in our comparable store sales during the third quarter of 2008 reflects the success of the various sales strategies we have implemented, including the ongoing capital initiatives at our existing stores, the continuation of an enhanced marketing plan implemented at the beginning of 2008, the continued development of a suggestive sales culture and our recent efforts to increase the number of birthday parties and fund raising events at our stores. Even with the success of these strategies and the increase in Company store sales, we believe that our sales during the third quarter of 2008 were negatively impacted by a restraint in consumer spending attributable to the weakening economy. Menu prices also increased on average 1.8% in the third quarter of 2008 compared to the third quarter of 2007.

Revenue from franchise fees and royalties increased 16.0% to $1.0 million for the third quarter of 2008 compared to $0.9 million for the same period in 2007 primarily due to an increase in the total number of franchise stores open in 2008 compared to the prior year period.

Costs and Expenses

Cost of sales as a percentage of Company store sales increased 0.3% to 16.6% for the third quarter of 2008 from 16.3% for the same period in 2007 primarily due to higher commodity prices and beverage costs. During the third quarter of 2008, the average price per pound of dough increased approximately $0.17, or 52%, compared to prices paid during the same period in 2007. These increases were partially offset by a reduction in the average price per pound of cheese which decreased approximately $0.09, or 4.4%, during the third quarter of 2008 compared to prices paid during the same period in 2007 and a reduction of approximately 0.5% as a percentage of Company store sales in total pizza costs attributable to our implementation of an enhanced cheese product and a reduction in the size of our medium and large pizzas earlier during the 2008 fiscal year. Also, during the third quarter of 2008, an increase in our buffalo wing usage resulting from an increase in our food platter sales increased our food costs by approximately 0.2% as a percentage of Company store sales. Beverage costs increased due to a non-cash charge of approximately $0.9 million, or 0.5% as a percentage of Company store sales, that we recorded in the third quarter of 2008 to adjust our vendor rebate allowance.

Labor expense as a percentage of Company store sales increased 0.3% to 27.3% for the third quarter of 2008 from 27.0% for the same period in 2007 primarily due to the non-recurrence of a $1.2 million prior year adjustment that reduced 2007 store employee benefit costs to reflect favorable medical claims trends. Also, during the third quarter of 2008, average hourly wage rates at our stores increased 4.1% which was offset by a 5.2% increase in revenue per hourly labor hour at our stores.

Depreciation and amortization expense related to our stores increased $0.8 million to $18.6 million for the third quarter of 2008 compared to $17.8 million for the same period in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and our new store development.

Store rent expense increased $0.6 million to $16.7 million for the third quarter of 2008 compared to $16.1 million for the same period in 2007 primarily due to the rental of additional facilities for new stores and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 1.0% to 16.4% for the third quarter of 2008 compared to 15.4% for the same period in 2007 primarily due to increases in insurance related costs and to a lesser extent increases in other general store operating expenses. Insurance related costs were approximately $1.9 million higher in the third quarter of 2008 compared to the same period in 2007 primarily due to the non-recurrence of a favorable prior year adjustment to workers compensation and general liability reserves recorded in 2007 and losses we incurred from hurricanes Gustav and Ike during the third quarter of 2008 which were not covered by our insurance. This increase was partially offset by an improvement in asset disposal costs which declined as a percentage of Company store sales during the third quarter of 2008 primarily due to prior year charges attributable to our store remodeling initiatives which have not recurred to the same extent as incurred in the third quarter of 2007.

Advertising expense as a percentage of total revenues increased 0.2% to 4.3% for the third quarter of 2008 from 4.1% for the same period in 2007 primarily due to increased television advertising and online media costs associated with our enhanced marketing programs in 2008.

General and administrative expenses as a percentage of total revenues increased 1.9% to 8.0% for the third quarter of 2008 from 6.1% for the same period in 2007 primarily due to the accrual of $3.0 million in aggregate loss contingencies related to ongoing litigation matters during the third quarter of 2008 and to a lesser extent increases in other corporate office expenses.

Interest Expense, Net

Interest expense increased to $5.1 million for the third quarter of 2008 compared to $3.1 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility during the third quarter of 2008 as compared to the same period in the prior year. The increase in debt balance was primarily attributable to our repurchases of our common stock during the first two quarters of 2008. The effect of the debt increase was partially offset by lower average interest rates in the third quarter of 2008, which declined by approximately 240 basis points compared to average rates experienced in the same period of last year.

Income Taxes

Our effective income tax rate was 36.9% and 36.6% for the third quarter of 2008 and 2007, respectively. The increase in our effective income tax rate was primarily due to the benefit of foreign tax credits recognized in the third quarter of 2007.

Net Income and Earnings Per Share

We reported net income of $9.9 million for the third quarter of 2008 compared to $15.9 million for the same period in 2007 due to the changes in revenues and expenses discussed above. Diluted earnings per share decreased 12% to $0.44 per share for the third quarter of 2008 from $0.50 per share for the same period in 2007 due to the 37.8% decrease in net income combined with a 28.6% decrease in the number of weighted average diluted shares outstanding. We did not repurchase any shares of our common stock under the plan authorized by our Board of Directors (the “Board”) during the three months ended September 28, 2008. However, we estimate that the decrease in the number of weighted average diluted shares outstanding attributed to our repurchase of 4,911,041 shares of our common stock in the first two quarters of 2008 benefited our diluted earnings per share by approximately $0.06 per share during the third quarter of 2008. Our estimate is based on the weighted average number of shares repurchased during the period and includes an adjustment for the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect prior year share repurchases have had on the current year.

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Company store sales increased 4.8% to $636.5 million for the first nine months of 2008 compared to $607.6 million for the same period in 2007 primarily due to a net increase in the number of Company-owned stores and a 3.4% increase in comparable store sales during the first nine months of 2008. The weighted average number of Company-owned stores open during the first nine months of 2008 increased by approximately four stores as compared to the same period in 2007. We believe that our comparable store sales in the first nine months of 2008 reflect the success of the various strategies we have implemented during the year, including the ongoing capital initiatives at our existing stores, an enhanced marketing plan implemented at the beginning of 2008, implementation of a suggestive sales program and our recent efforts to increase the number of birthday parties and fund raising events at our stores. Even with the success of these strategies and the increase in Company store sales, we believe that our sales during the first nine months of 2008 were negatively impacted by a restraint in consumer spending attributable to the weakening economy in the third quarter of 2008. The increase in our comparable store sales growth was also partially offset by the impact of temporary closures of 39 stores in the third quarter of 2008 as a result of hurricanes Gustav and Ike. We estimate that these temporary closures decreased our comparable store sales by approximately 0.2% during the first nine months of 2008. Menu prices also increased on average 1.6% in the first nine months of 2008 compared to the first nine months of 2007.

Revenue from franchise fees and royalties increased 17.5% to $3.1 million for the first nine months of 2008 compared to $2.6 million for the same period in 2007 primarily due to an increase in the total number of franchise stores open in 2008 compared to the prior year and also an increase in the number of new franchise stores that opened during the first nine months of 2008 compared to the same period in 2007.

Costs and Expenses

Cost of sales as a percentage of Company store sales increased 0.1% to 16.1% for the first nine months of 2008 from 16.0% for the same period in 2007 primarily due to higher commodity prices and beverage costs. During the first nine months of 2008, the average price per pound of cheese increased approximately $0.25, or 15%, and the average price per pound of dough increased approximately $0.12, or 36%, compared to prices paid during the same period in 2007. These increases were partially offset by a reduction of approximately 0.4% as a percentage of Company store sales in total pizza costs attributable to our implementation of an enhanced cheese product and a reduction in the size of our medium and large pizzas during the first two quarters of the 2008 fiscal year. Beverage costs increased due to a non-cash charge of approximately $0.9 million, or approximately 0.1% as a percentage of Company store sales, that we recorded in the third quarter to adjust our vendor rebate allowance.

Labor expense as a percentage of Company store sales remained consistent at 26.9% for the first nine months of 2008 and 2007 primarily due to leverage from our sales increase offsetting increases in hourly wage rates. During the first nine months of 2008, we experienced a 3.6% increase in revenue per hourly labor hour partially offsetting a 4.4% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $3.4 million to $55.3 million for the first nine months of 2008 compared to $51.9 million for the same period in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $1.8 million to $49.6 million for the first nine months of 2008 compared to $47.8 million for the same period in 2007 primarily due to the rental of additional facilities for new stores and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales decreased 0.2% to 14.4% for the first nine months of 2008 compared to 14.6% for the same period in 2007 primarily due to leverage from our sales increase. Insurance related costs were approximately $1.9 million higher in 2008 compared to the same period in 2007 due to a favorable prior year adjustment to workers compensation and general liability reserves recorded in 2007 and losses we incurred from hurricanes Gustav and Ike during the third quarter of 2008 which were not covered by our insurance. This increase was partially offset by an improvement in asset disposal costs which declined as a percentage of Company store sales during the first nine months of 2008 primarily due to charges attributable to our store remodeling initiatives which have not recurred to the same extent as incurred in the same period of 2007. Other store operating costs for the first nine months of 2008 also benefited from a $0.9 million gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar.

Advertising expense as a percentage of total revenues increased 0.3% to 4.2% for the first nine months of 2008 from 3.9% for the same period in 2007 primarily due to increased television advertising, newspaper inserts and online media costs associated with our enhanced marketing programs in 2008.

General and administrative expenses as a percentage of total revenues increased 0.6% to 6.8% for the first nine months of 2008 from 6.2% for the same period in 2007 primarily due to the accrual of $3.0 million in aggregate loss contingencies related to ongoing litigation matters during the third quarter of 2008 and corporate office compensation expense. Compensation expense increased 0.4% as a percentage of total revenues during the first nine months of 2008 compared to the same period in 2007 primarily due to higher performance based compensation costs associated with our financial performance in 2008. These increases were partially offset by reductions in other corporate office expenses, including the non-recurrence of approximately $0.5 million of professional service fees associated with the review of our stock option granting practices that concluded in the first quarter of 2007 and the benefit from certain 2007 tax related charges which did not recur in the current year.

Impairments related to our store assets decreased to $0.1 million for the first nine months of 2008 compared to $1.3 million for the same period in 2007. The $0.1 million asset impairment charge for the first nine months of 2008 related to a previously impaired store. During the first nine months of 2007 we recorded a $1.3 million asset impairment charge to reduce the carrying amount of property and equipment at one store to its estimated fair value based upon our assessment of recoverability of the store’s long-lived assets. Due to the adverse affect of certain economic and competitive factors in the market in which the store is located, we determined that the forecasted cash flows for this store were insufficient to recover the carrying amount of its assets and, as a result, the estimated fair value of this store’s long-lived assets had declined below their carrying amount.

Interest Expense, Net

Interest expense increased to $12.9 million for the first nine months of 2008 compared to $8.7 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility during the first nine months of 2008 as compared to the same period in the prior year. The increase in debt balance was primarily attributable to our repurchases of our common stock during the first two quarters of 2008. The effect of the debt increase was partially offset by lower average interest rates in the first nine months of 2008, which declined by approximately 200 basis points compared to average rates experienced in the same period of last year.

Income Taxes

Our effective income tax rate was 37.2% and 37.4% for the first nine months of 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to discrete tax adjustments made in the first nine months of 2008.

Net Income and Earnings Per Share

We reported net income of $54.1 million for the first nine months of 2008 compared to $56.5 million for the same period in 2007 due to the changes in revenues and expenses discussed above. Diluted earnings per share increased 30.8% to $2.25 per share for the first nine months of 2008 from $1.72 per share for the same period in 2007 due to a 26.5% decrease in the number of weighted average diluted shares outstanding combined with the 4.2% decrease in net income combined. During the nine months ended September 28, 2008, we repurchased 4,911,041 shares of our common stock under the plan authorized by our Board, which reduced our weighted average diluted shares outstanding by 3,027,187 shares. We estimate that the decrease in the number of weighted average diluted shares outstanding attributed to our share repurchases benefited our diluted earnings per share by approximately $0.23 during the first nine months of 2008. Our estimate is based on the weighted average number of shares repurchased during the period and includes an adjustment for the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect prior year share repurchases have had on the current year.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility. Our primary requirements for cash relate to planned capital expenditures, repurchases of our common stock and servicing our debt.

Since substantially all of our sales are tendered with cash or credit cards, and accounts payable are generally due in five to 30 days, we are frequently able to carry current liabilities in excess of current assets (commonly referred to as “net working capital deficit”). Our net working capital deficit increased to $16.7 million at September 28, 2008 from $11.9 million at December 30, 2007 primarily due to variations in the timing and amount of payments for income taxes and accounts payable, combined with an increase in expense accruals.

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities.

Cash Flows

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in thousands)
Net cash provided by operating activities	$125,393	$131,870
Net cash used for investing activities	(61,159)	(86,204)
Net cash used for financing activities	(66,968)	(48,406)

Net decrease in cash and cash equivalents	$(2,734)	$(2,740)

Cash paid for interest	$12,650	$8,332
Cash paid for income taxes	$35,341	$29,727

	September 28, 2008	December 30, 2007
	(in thousands)
Cash and cash equivalents	$15,639	$18,373
Revolving credit facility borrowings	$392,900	$316,800

Net cash provided by operating activities decreased $6.5 million to $125.4 million for the first nine months of 2008 from $131.9 million for the same period in 2007. The decrease was primarily attributable to decreases in our net income and deferred income taxes, as well as the amount of cash contributions received from landlords for leasehold improvement costs between the two periods, partially offset by the increase in our net working capital deficit.

Our cash interest payments increased $4.3 million to $12.7 million for the first nine months of 2008 from $8.3 million for the same period in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility as compared to the prior year, partially offset by a reduction in the prevailing rates of interest incurred on our borrowings between the two periods.

Our cash payments for income taxes increased $5.6 million to $35.3 million for the first nine months of 2008 compared to payments of $29.7 million for the same period in 2007. The increase was primarily due to a $6.3 million payment made in the third quarter of 2008 for the settlement of certain federal income tax examination issues.

Net cash used in investing activities decreased $25.0 million to $61.2 million for the nine months of 2008 from $86.2 million for the same period in 2007, due to a $23.7 million decrease in capital expenditures in the first nine months of 2008 attributable to a decrease in the number of new store openings and reduction in the total number of capital initiatives impacting our existing stores. For more information related to our capital initiatives, see “Capital Initiatives” below. Through the first nine months of 2008, we opened five fewer new stores than we opened during the same period in the prior year, which contributed to a $5.6 million reduction in our capital expenditures. Also, in the first nine months of 2008, capital initiatives affected 103 existing stores compared to 130 stores in the same period of 2007. Through the first nine months of 2008, the number of major remodels decreased by 33 units, the number of store expansions decreased by three units and the number of game enhancements increased by nine units as compared to the prior year, providing for a $24.0 million reduction in our capital expenditures as compared to the prior year. These decreases were partially offset by an increase in expenditures for general store maintenance.

Net cash used in financing activities increased $18.6 million to $67.0 million for the first nine months of 2008 from $48.4 million for the same period in 2007, primarily due to an increase in our repurchases of our common stock and a decrease in proceeds obtained through the exercise of employee stock options, partially offset by an increase in our net borrowing under our revolving credit facility between the two periods. During the first nine months of 2008, our repurchases of our common stock increased $27.4 million to $160.8 million, compared to $133.4 million in the first nine months of 2007. Additionally, proceeds obtained from the exercise of stock options decreased $18.5 million to $19.2 million during the first nine months of 2008 from $37.6 million during the same period in 2007. During the first nine months of 2008, borrowings (net of debt repayments) under our revolving credit facility increased $29.3 million to $76.1 million, compared to borrowings (net of debt repayments) of $46.8 million in the first nine months of 2007. The increase in borrowings under our revolving credit facility was primarily attributable to our repurchases of our common stock during the first two quarters of 2008.

Capital Initiatives

Future capital expenditures will primarily be for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in 2008 will total approximately $85.0 million, including approximately $50.0 million related to capital initiatives for our existing stores, approximately $19.0 million related to new store development and the acquisition of franchise stores, and the remainder for general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Our plan for new store development is primarily focused on opening high volume stores in densely populated areas. During the nine months ended September 28, 2008, we opened three new Company-owned stores. We have since opened one additional store and anticipate opening one additional store during the fourth quarter of this year. Also, during the first nine months of 2008, we purchased two stores from a franchisee. The cost of opening such new stores varies depending upon many factors including the size of the store, whether we acquire land and whether the store is an in-line or freestanding building. The average capital cost of all new stores expected to open by the end of fiscal year 2008 will be approximately $2.5 million to $2.7 million per store. The average square footage of our new stores in 2008 is approximately 14,000 square feet with projected average annual sales in excess of approximately $2.1 million. We currently expect to open or relocate a total of 30 to 40 Company-owned stores from 2008 through 2012.

We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) major remodels, (b) store expansions, and (c) game enhancements. As discussed further below, we believe these capital initiatives are essential to preserving our existing sales and cash flows and provide a solid foundation for long term revenue growth.

We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area, increasing the number of games and rides and developing a new exterior and interior identity. The new exterior identity generally includes a revised Chuck E. Cheese’s logo and signage, an update to the exterior design of the buildings and, in some stores, colorful new awnings. The interior identity includes new paint, updated décor, a new menu board, enhanced lighting, remodeled restrooms and an upgraded salad bar. We anticipate completing 16 major remodels in 2008, with an average cost of approximately $625,000 to $675,000 per store. During the first nine months of 2008, we completed 11 major remodels and expect to complete five more major remodels during the fourth quarter.

Store expansions allow the affected stores to accommodate more guests in a less congested atmosphere, which we believe improves the quality of the guests’ experience. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We anticipate completing 20 store expansions in 2008, at an average cost of $1.0 million to $1.1 million per store. During the first nine months of 2008, we completed eight store expansions and expect to complete 12 more store expansions during the fourth quarter. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise.

The primary components of the game enhancement initiative are to provide new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. The average cost of a game enhancement in 2008 will approximate $125,000 to $175,000 per store. We currently plan to complete 125 game enhancement initiatives in 2008. During the first nine months of 2008, we completed 82 game enhancements and expect to complete 43 more game enhancements during the fourth quarter.

We currently estimate that our capital expenditures for the 2009 fiscal year will total approximately $85.0 million to $90.0 million. We expect that our capital initiatives in 2009 will impact 165 to 175 existing stores and we currently estimate that the cost of these initiatives will total approximately $51.0 million to $57.0 million. During 2009, we anticipate that we will complete 25 to 30 store expansions, approximately 10 major remodels and enhance the games and rides of 130 to 135 stores. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility. Our plan for capital expenditures for our existing stores in 2009 is primarily focused on increasing the number of store expansions because we believe this initiative provides a more meaningful impact to our comparable store sales.

Because the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other large-box competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting total Company store sales through increased guest traffic and satisfaction.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, includes an accordion feature which allows us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of September 28, 2008, there were $392.9 million of borrowings and $9.5 million of letters of credit outstanding but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of September 28, 2008, borrowings under the credit facility incurred interest at LIBOR (2.47% - 3.18%) plus 1.00% or prime (5.00%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on any unused credit line. All borrowings are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the nine month period ended September 28, 2008, we increased the outstanding debt balance under our revolving credit facility by $76.1 million from $316.8 million as of December 30, 2007. The increase in debt balance was primarily attributable to our repurchases of our common stock during the first two quarters of 2008 which helped us achieve our previously announced targeted Debt-to-EBITDA ratio (representing the ratio of our funded indebtedness to consolidated EBITDA, as defined in our revolving credit facility agreement under the definition “Consolidated Leverage Ratio”) of 2 to 1 in the second quarter of 2008.

The weighted average interest rate incurred on outstanding borrowings under our revolving credit facility was 4.0% and 6.5% for the three months ended September 28, 2008 and September 30, 2007, respectively, and was 4.2% and 6.3% for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Our revolving credit facility agreement contains a number of covenants, including covenants requiring maintenance of the following financial ratios as of the end of any fiscal quarter:

•

a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) consolidated EBITR (as defined in the revolving credit facility agreement) for the last four fiscal quarters to (b) the sum of consolidated interest charges plus consolidated rent expense during such period.

•

a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility agreement) to (b) consolidated EBITDA (as defined in the revolving credit facility agreement) for the last four fiscal quarters.

Our revolving credit facility is the primary source of committed funding from which we finance our working capital needs, planned capital expenditures and strategic initiatives, such as repurchases of our common stock. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. At September 28, 2008, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.2 to 1 and a consolidated leverage ratio of 2.1 to 1.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract as a hedge against adverse changes in interest rates and to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap are recorded over the life of the contract as adjustments to interest expense. We have designated the swap as a cash flow hedge for accounting purposes. Accordingly, the swap is recorded at its estimated fair value in the consolidated balance sheet and changes in the fair value considered to be effective are reported as a component of accumulated other comprehensive income. Throughout the term of the swap, the unrecognized gains and losses reported in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged item affects earnings. Any changes in fair value of the swap that are considered to be ineffective will be recorded in earnings as they arise. There was no hedge ineffectiveness recognized during the three and nine months ended September 28, 2008.

Refer to Note 4 of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a more complete discussion of our interest rate swap contract.

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board. The plan authorizes us to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the nine months ended September 28, 2008, we repurchased 4,911,041 shares through the open market at an aggregate purchase price of approximately $160.8 million. We did not repurchase any shares of our common stock under the Board authorized plan during the three months ended September 28, 2008. At September 28, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization.

We continually assess the optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions which may be entered into with a banking partner.

Off-Balance Sheet Arrangements and Contractual Obligations

At September 28, 2008, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and, except for the reduction in our uncertain tax positions discussed below, we believe there has been no material change in our contractual obligations since the end of fiscal year 2007.

During the third quarter of 2008, we reduced our liability for uncertain tax positions in connection with our payment of $6.3 million for the settlement of certain federal income tax examination issues.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. We believe that as of September 28, 2008 there has been no material change to the information concerning our critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 11 of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the recently issued accounting pronouncements that we have not yet adopted, including a discussion of our expected date of adoption and anticipated effects on our results of operations and financial position and the new accounting pronouncements we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “project,” “estimate” and similar expressions (or the negative of such expressions). Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our operating results, performance or financial condition, are our ability to implement our business strategies; the effectiveness of our operating strategies; national, regional and local economic conditions affecting the entertainment/dining industry; consumers’ health, nutrition and dietary preferences; competition within each of the restaurant and entertainment industries; our ability to retain key personnel; success of our franchise operations; negative publicity; disruption of our commodity distribution system; our ability to protect our trademarks and other proprietary rights; health epidemics or pandemics; acts of God; terrorists acts; litigation; product liability claims and product recalls; demographic trends; fluctuations in our quarterly results of operations, including seasonality; government regulations; weather; school holidays; and increased commodity, utility, insurance, advertising and labor costs. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at September 28, 2008 had borrowings outstanding of $392.9 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $242.9 million of variable rate debt as of September 28, 2008. After giving effect to the swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at September 28, 2008, would increase our annual interest expense by approximately $2.4 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 5% of the unit cheese price as of September 28, 2008) would have been approximately $0.6 million for the first nine months of 2008. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 20% of the unit dough price as of September 28, 2008) would have been approximately $1.2 million for the first nine months of 2008.

Foreign Currency Risk

Our foreign currency risk with respect to changes in the value of the Canadian dollar is not considered to be material.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 28, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et. al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et. al. v. CEC Entertainment, Inc., et. al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We continue to evaluate these claims, their defenses and the potential materiality of these consolidated lawsuits through formal and informal discovery. Accordingly, no assurances can be given as to the ultimate outcome or its effect on us, our business or our results of operations. However, we believe that we have meritorious defenses to the lawsuits and intend to vigorously defend against them, including the Chavez and Perez plaintiffs’ efforts to certify a class action.

On July 25, 2008, a purported class action lawsuit against us, entitled Liendo, et. al., v. CEC Entertainment, Inc., Cause No. BC395195 (“Liendo Litigation”), was filed in the Superior Court of California, Los Angeles County. We received service of process on July 28, 2008. The Liendo Litigation was filed by two alleged customers of our Chuck E. Cheese’s stores in California purporting to represent all mobility impaired/wheelchair bound individuals in the State of California who were allegedly denied the full and equal enjoyment of goods, services, programs, facilities, privileges, advantages, or accommodations in violation of the Americans With Disabilities Act, 42 U.S.C. Section 12181 and California state laws. We removed the case to the United States District Court for the Central District of California on August 25, 2008. The Liendo plaintiffs seek injunctive relief, statutory damages and attorneys’ fees and costs. At this early stage in the case, we continue to evaluate the claims, their defenses and the potential materiality of the lawsuit. Accordingly, no assurances can be given as to the ultimate outcome or its effect on us, our business or our results of operations. However, we believe that we have meritorious defenses to the lawsuit and intend to vigorously defend against it.

On June 19, 2006, a lawsuit was filed by a personal representative of the estates of Robert Bullock, II and Alysa Bullock, against CEC Entertainment, Inc., Manley Toy Direct, LLC (“Manley Toy”), et. al. in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida, Case No. 2006 CA 004378 (“Bullock Litigation”). In the complaint, the Bullock Litigation’s plaintiff alleged that the May 8, 2006 mobile home fire which resulted in the deaths of his two children, Robert Bullock, II and Alysa Bullock, was caused by a defective disco light product that was purchased at a Chuck E. Cheese’s. The Bullock Litigation’s plaintiff sought an unspecified amount of damages. We tendered our defense of this matter to Manley Toy, from which we had purchased certain disco light products. Manley Toy accepted our tender and indicated it would indemnify us in the event of any judgment or settlement that exceeded coverage afforded under Manley Toy’s insurance policies. On September 22, 2008, we settled the case with the plaintiff. The terms of the settlement did not have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	Risk Factors.

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

The following table presents information related to shares of our common stock tendered by employees during the third quarter of 2008 to satisfy tax withholding requirements on the vesting of shares of restricted stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Jun. 30 – July. 27, 2008	106	$30.30	—	$71,376,456
Jul. 28 – Aug. 24, 2008	—	$—	—	$71,376,456
Aug. 25 – Sept. 28, 2008	609	$36.43	—	$71,376,456

Total	715	$35.52	—	$71,376,456

(1)

For the periods ended July 27 and September 28, 2008, the total number of shares purchased included 106 and 609 shares, respectively, tendered by employees at an average price per share of $30.30 and $36.43, respectively, to satisfy tax withholding requirements on the vesting of shares of restricted stock.

(2)	There is no expiration date associated with the plan.

ITEM 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2	Amended and Restated Bylaws of the Company dated October 14, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 14, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

November 7, 2008	By:	/s/ Richard M. Frank
Richard M. Frank
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2008		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 7, 2008		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2	Amended and Restated Bylaws of the Company dated October 14, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 14, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith