Form 10-K
period 2008-12-28
CEC ENTERTAINMENT INC
filed 2009-02-20
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $547,532,606. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been assumed to be affiliates).

As of February 9, 2009, an aggregate of 22,728,078 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant’s 2009 annual meeting of stockholders, are incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

Within this report, unless otherwise indicated, any use of the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Changes in consumer discretionary spending and general economic conditions;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Our ability to successfully implement our business development strategies;

•	Costs incurred in connection with our business development strategies;

•	Competition in both the restaurant and entertainment industries;

•	Loss of certain key personnel;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Adverse affects of local conditions, events and natural disasters;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Conditions in foreign markets;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Government regulations, litigation, product liability claims and product recalls;

•	Disruptions of our information technology systems;

•	Changes in financial accounting standards or our interpretations of existing standards; and

•	Failure to establish, maintain and apply adequate internal control over financial reporting.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	Business

General

Chuck E. Cheese’s® is a nationally recognized leader in family dining and entertainment. CEC Entertainment, Inc. was incorporated in the state of Kansas in 1980 and is engaged in the family dining and entertainment center business. We consider this to be our sole operating segment.

Company Overview

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and six foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

A portion of our revenue comes from sales of value-priced combination packages primarily consisting of food, beverage and game tokens (“package deals”) which we promote through in-store menu pricing or coupon offerings. Package deals represent a significant value to our customers because they are priced at an amount lower than our guests would pay if they were to purchase the packaged items individually.

We believe that the dining and entertainment components of our business are interdependent, and therefore we primarily manage and promote them as an integrated product. Our typical guest experience involves a combination of wholesome family dining and entertainment, comprised of token-operated games and rides, and attractions provided free-of-charge. This integrated product drives our business development strategies as we endeavor to drive guest traffic into our stores, benefiting both dining and entertainment revenue.

We opened our first location in March 1980. Currently, we and our franchisees operate a total of 541 Chuck E. Cheese’s stores located in 48 states and six foreign countries or territories. As of December 28, 2008, we operated 495 Company-owned Chuck E. Cheese’s stores located in 44 states and Canada and our franchisees operated a total of 46 stores located in the United States, Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. See Item 2. “Properties” for more information regarding the number and location of Chuck E. Cheese’s stores.

Financial information regarding our sole operating segment is presented in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Development Strategy

Our business development strategy is focused on maintaining and evolving our existing stores, developing high sales volume Company-owned stores in primarily densely populated areas, and selling development rights to franchisees in markets we do not currently intend to develop.

Existing Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) major remodels; (b) store expansions; and (c) game enhancements. We believe these capital initiatives are essential to preserving our existing sales and cash flows and provide a solid foundation for long term revenue growth.

We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides and developing a new exterior and interior identity. We completed 15 major remodel initiatives in 2008. We currently expect to complete eight major remodels during 2009 at an average cost of approximately $0.6 million to $0.7 million per store.

Store expansions improve the quality of the guests’ experience because it allows us to increase the variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We completed 20 store expansions in 2008. We currently expect to complete approximately 25 store expansions during 2009 at an average cost of approximately $1.0 million per store.

The primary components of the game enhancement initiative are to provide new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. We completed 125 game enhancements in 2008. We currently expect to enhance the games and rides at approximately 105 stores during 2009 at an average cost of approximately $100 thousand to $150 thousand per store.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our capital initiatives and related capital expenditures.

New Company Store Development. Our plan for the development of new Company-owned stores focuses on opening high sales volume stores in densely populated areas. During 2008, we added five new Company-owned stores, including one relocation, and we also purchased two stores from a franchisee. The average square footage of the five new stores we opened in 2008 was approximately 14,000 square feet, representing approximately a 12% increase over the average square footage of new Company-owned stores we opened in 2007. We currently project these stores will generate on average annual sales in excess of approximately $2.1 million per store representing approximately a 30% increase over the comparable company store average of $1.6 million per store in 2008. We currently expect to open approximately five new, including one relocated, Company-owned stores in 2009.

We periodically reevaluate the site characteristics of our stores and will consider relocating a store to a more desirable location in the event certain site characteristics considered essential for the success of a store deteriorate or we are unable to negotiate acceptable lease terms with the existing landlord.

New Domestic Franchise Store Development. We added four new franchise stores in 2008, and we currently expect to open two new franchise stores in 2009.

During 2008, we sold the development rights for seven domestic franchise stores that have not opened yet. We are currently offering the development rights for approximately 25 domestic franchise locations.

International Growth. We believe that we have an opportunity to further expand the Chuck E. Cheese’s concept globally. We are currently in the early stages of developing a plan for international growth.

Store Design

Chuck E. Cheese’s are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 9,000 to 14,000 square feet in area, averaging approximately 11,500 square feet per store. Chuck E. Cheese’s stores are typically divided into three areas: (1) a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.) occupying approximately 35% of the space, (2) a showroom area occupying approximately 25% of the space, and (3) a playroom area occupying approximately 40% of the space. Total table and chair seating in both the showroom and playroom areas is on average 325 to 425 guests per store. The showroom area of each Chuck E. Cheese’s typically features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage-type settings.

Food and Beverages

Each Chuck E. Cheese’s offers a variety of pizzas, sandwiches, appetizers, a salad bar and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. We believe that the quality of our food compares favorably with that of our competitors. The majority of the food, beverages and other supplies used in Company-owned stores are currently distributed under a system-wide agreement with a major food distributor. We believe that this distribution system creates certain cost and operational efficiencies for us.

Approximately 50.3%, 51.7% and 53.2% of our total revenues were derived from food and beverage sales during 2008, 2007 and 2006, respectively.

Entertainment

Each Chuck E. Cheese’s store generally includes a showroom area featuring musical entertainment presented by robotic and animated characters and a family oriented playroom area offering arcade-style and skill oriented games, rides, video games and other forms of entertainment. Tokens are used to activate the games and rides in the playroom area. The maximum price our customers may pay for a game token is $0.25; however, we offer game tokens at reduced prices when purchased in large quantities or as part of a package deal comprised of food, beverage and game tokens. On a limited basis, we may also provide game tokens to our customers free of charge with the purchase of certain food and beverage items. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area of our stores are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children. We place a limited amount of table and chair seating in the playroom areas of our Company-owned store so that parents can observe their children as they play the games and ride the rides.

Approximately 49.2%, 47.9% and 46.4% of our total revenues were derived from entertainment and merchandise sales during 2008, 2007 and 2006, respectively.

Marketing

The primary customer base for our stores consists of families with children between two and 12 years of age. We conduct advertising campaigns focused towards families with young children that feature the family entertainment experiences available at Chuck E. Cheese’s and are primarily aimed at increasing the frequency of customer visits. The primary advertising medium we use continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the Chuck E. Cheese’s experience. The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies that target a similar customer base, our Web site, Internet advertising campaigns and direct e-mail.

Franchising

As of December 28, 2008, 46 Chuck E. Cheese’s were operated by a total of 24 different franchisees. Currently, franchisees have expansion rights to open an additional 27 franchise stores.

The Chuck E. Cheese’s standard franchise agreement grants to the franchisee the right to construct and operate a store and use the associated trade names, trademarks and service marks within the standards and guidelines established by us. Our current franchise agreement has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides us with a right of first refusal should a franchisee decide to sell a store. The earliest expiration dates of outstanding Chuck E. Cheese’s franchises are in 2009.

We and our franchisees created the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s. Routine business matters of the Association are conducted by a board of directors of the Association, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council, which among other responsibilities, oversees expenditures from the funds established and managed by the Association. These funds include (1) the Advertising Fund, a fund that pays the costs of development, purchasing and placement of system-wide advertising programs, including Internet Web sites, (2) the Entertainment Fund, a fund established to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts and (3) the Media Fund, a fund primarily designated for the purchase of national network television advertising. The Association is included in our consolidated financial statements.

The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay to (i) us, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales, (ii) the Advertising Fund an amount equal to 0.4% of gross sales, (iii) the Entertainment Fund an amount equal to 0.2% of gross sales, and (iv) the Media Fund an amount equal to 2.5% of gross sales. Under the Chuck E. Cheese’s franchise agreement, we are required, with respect to Company-owned stores, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. We and our franchisees could be required to make additional contributions to fund any deficits that may be incurred by the Association.

Approximately 0.5%, 0.5% and 0.4% of our total revenues were derived from franchise fees and royalties during 2008, 2007 and 2006, respectively

Foreign Operations

As of December 28, 2008, we operated a total of 14 Company-owned stores in Canada. During 2008, 2007 and 2006, our Canada stores generated total revenues of approximately $22.8 million, $21.4 million and $20.3 million, respectively, representing approximately 2.8%, 2.7% and 2.6% of our total revenues in 2008, 2007 and 2006, respectively. As of December 28, 2008, we had approximately $19.3 million, or approximately 3%, of our long-lived assets located in Canada. Additionally, our franchisees operate a total of eight stores located in Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.

These foreign activities are subject to various risks of conducting business in a foreign country, including changes in laws and regulations and economic and political stability. See Item 1A. “Risk Factors” for more information regarding the risks associated with our operations located in foreign markets. As of December 28, 2008, we do not believe that we have a material dependence on these foreign operations.

Competition

The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (1) our name recognition; (2) the price, quality, variety, and perceived value of our food offerings; (3) the quality of our customer service, and (4) the convenience and attractiveness of our facilities. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we may also compete directly and indirectly with other dining and entertainment formats including the quick service pizza segment, movie theaters, and themed amusement attractions catering to our target market of families with young children.

We believe that our principal competitive strengths consist of our established recognized brand, the relative quality of the food and service we provide our customer, the quality and variety of our entertainment offerings, and the location and attractiveness of our stores. We also believe that our competitive strengths include our tenured management team’s knowledge of the family dining and entertainment industries relative to our target market of families with young children.

Intellectual Property

We own various trademarks, including “Chuck E. Cheese’s” and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks in the names and character likenesses featured in the operation of our stores provides us with an important competitive advantage and we actively seek to protect our interest in such property.

Seasonality

Our sales volumes fluctuate seasonally and are generally higher during the first and third quarters of each fiscal year. Holidays, school operating schedules and weather conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation

We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and those that relate to the operation of video and arcade games and rides, the preparation and sale of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. We and our franchisees are also subject to laws governing relationships with employees, including minimum wage requirements, overtime, working and safety conditions, immigration status requirements and child labor laws. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law and, accordingly, increases in such minimum wage result in higher labor costs to us. We are also subject to the Fair Labor Standards Act, the Americans with Disabilities Act, and Family Medical Leave Act mandates. In addition, we are subject to regulation by the Federal Trade Commission, Federal Communications Commission and must comply with certain state laws which govern the offer, sale and termination of franchises and the refusal to renew franchises.

Working Capital Practices

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets (commonly referred to as a “net working capital deficit”). We attempt to maintain only sufficient inventory of supplies in our stores to satisfy current operational needs. Our accounts receivable typically consists of credit card receivables, tax receivables, vendor rebates and leasehold improvement incentives. Our current liabilities typically consist of accounts payable, accrued operating expenses (including salaries and wages, certain self-insurance claims and taxes), deferred revenues and interest obligations.

Employees

As of December 28, 2008, we employed approximately 16,800 employees, including approximately 16,400 in the operation of our stores and approximately 400 employed in our corporate office. None of our employees are members of any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.

Each Chuck E. Cheese’s store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters, games and rides, and 20 to 45 food preparation and service employees, many of whom work part-time. Our employment varies seasonally, with the greatest number of people being employed during the summer months.

Available Information

Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062, and our telephone number is (972) 258-8507. We maintain a Web site at www.chuckecheese.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers, including us, that we file electronically with the SEC. The address for the SEC’s Web site is www.sec.gov.

We make available, free of charge, on or through the investor information section of our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after electronic filing or furnishing of such material with the SEC. The address for our Web site is www.chuckecheese.com.

Documents available on our Web site include our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the “Code of Ethics”), (iv) Complaint and Reporting Procedures for Accounting and Auditing Matters, and (v) Charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board of Directors. These documents are also available in print, free of charge, to any stockholder who requests a copy from the Secretary, Meredith W. Bjorck, at 4441 W. Airport Freeway, Irving, Texas 75062. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our Web site.

ITEM 1A.	Risk Factors

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors that affect our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Since these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

Risks Related to Our Business

Changes in consumer discretionary spending and general economic conditions could reduce sales at our stores and have an adverse effect on our financial results.

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our financial results.

The future performance of the U.S. and global economies are uncertain and are directly affected by numerous national and global financial and other factors that are beyond our control. Increases in credit card, home mortgage and other borrowing costs and declines in housing values have weakened the U.S. economy leading to a decrease in consumer spending. It is difficult to predict the severity and the duration of such a decrease. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, recent fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our sales performance, which could have a material adverse affect on our business, results of operations or financial condition. In addition, these economic factors may affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales.

The recent disruptions in the financial markets may adversely affect the availability and cost of credit and compromise our ability to maintain adequate insurance coverage.

Disruptions in the financial markets may adversely affect the availability of credit already arranged and the availability and cost of credit in the future. Failures of significant financial institutions could adversely affect our access to and reduce the alternative sources of liquidity needed to operate our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring or curtailing our capital expenditures and other discretionary uses of cash.

We rely on insurance to mitigate our exposure to catastrophic losses we may sustain to our property, claims by our employees, customers or other third parties. Although we have historically obtained adequate levels of insurance coverage through well rated and capitalized firms, the ongoing financial crisis may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates in the future. Additionally, we are potentially at risk if our insurance carriers become insolvent. As a result, we could potentially be exposed to financial losses which could adversely affect our results of operations.

We may not be successful in the implementation of our business development strategies.

Our continued growth depends, to a significant degree, on our ability to successfully implement our long-term growth strategies. As part of our long-term growth strategy, we plan to open additional new stores in selected markets, remodel and expand our existing stores and upgrade the games, rides and entertainment at our existing stores. The opening and success of new Chuck E. Cheese’s stores is dependant on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment. Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept our business model.

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

We may incur significant costs in connection with our business development strategies.

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

We are subject to competition in both the restaurant and entertainment industries.

We believe that our combined restaurant and entertainment center concept puts us in a niche which combines elements of both the restaurant and entertainment industries. As a result, to some degree, we compete with entities in both industries. Although other restaurant chains presently utilize the concept of combined family entertainment-dining operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Such competitive market conditions, including the effectiveness of our advertising and promotion and the emergence of significant new competition, could adversely affect our operating results.

We are dependent on the service of certain key personnel.

The success of our business is highly dependent upon the continued employment of Richard M. Frank, our Executive Chairman, Michael H. Magusiak, our President and Chief Executive Officer, and other members of our senior management team. Although the Company has entered into employment agreements with each of Mr. Frank and Mr. Magusiak, the loss of the services of either of such individuals could have a material adverse effect upon our business and development. Our success will also depend upon our ability to retain and attract additional skilled management personnel to our senior management team and at our operational level. There can be no assurances that we will be able to retain the services of Messrs. Frank or Magusiak, senior members of our management team or the required operational support at the store level in the future.

We may experience an increase in food, labor and other operating costs.

An increase in food, labor, utilities, insurance and/or other operating costs may adversely affect our financial results. Such an increase may adversely affect us directly or indirectly through our vendors, franchisees and others whose performance have a significant impact on our financial results.

Specifically, any increase in the prices for food commodities, including cheese and wheat, could adversely affect our financial results. The performance of our stores is also adversely affected by increases in the price of utilities on which the stores depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for and including among other things, insurance, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition, or other events beyond our control.

In addition, a number of our employees are subject to various minimum wage requirements. Several states and cities in which we operate stores have established a minimum wage higher than the federally mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have an adverse effect on our results of operations.

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

Negative publicity concerning food quality, health, safety or other issues could adversely affect our financial results.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses, injuries caused by food tampering and safety issues may negatively affect our operations, reputation and brand. Such publicity may have a significant adverse impact on our financial results.

Our target market of children between the ages of two and 12 and families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our stores. There can be no assurance that we will not experience negative publicity regarding one or more of our stores, and the existence of negative publicity could materially and adversely affect our image with our customers and our results of operations.

We are subject to risks from disruption of our commodity distribution system.

Any disruption in our commodity distribution system could adversely affect our financial results. We use a single vendor to distribute most of the products and supplies used in our stores. Any failure by this vendor to adequately distribute products or supplies to our stores could increase our costs and have a material adverse affect on our financial results and our operations.

Our procurement of games and rides is dependant upon a few global providers.

Our ability to continue to procure new games, rides and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, rides and other entertainment-related equipment is limited due to industry consolidation over the past several years coupled with a lower overall global demand. To the extent that the number of suppliers continues to decline, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks.

Our stores may be adversely affected by local conditions, events and natural disasters.

Certain regions in which our stores are located may be subject to adverse local conditions, events or natural disasters. A natural disaster may damage our stores or other operations which may adversely affect the financial results of the Company. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather occurs during the first and third quarters of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Additionally, demographic shifts in the areas where our stores are located could adversely impact our sales and results of operations.

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

In addition to our stores in the United States, we currently own or franchise stores in Canada, Puerto Rico, Guatemala, Chile, Saudi Arabia and the United Arab Emirates. We intend to expand into additional foreign markets in the future. We and our franchisees are subject to the regulatory and economic and political conditions of any foreign market in which we and our franchisees operate stores. Any change in the laws and regulations and economic and political stability of these foreign markets may adversely affect our financial results. Changes in foreign markets that may affect our financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, war, increased regulations and quotas, tariffs and other protectionist measures.

We are subject to risks in connection with owning and leasing real estate.

As an owner and lessee of the land and/or building for our Company-owned stores, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. Any obligation to continue making rental payments with respect to leases for closed stores could adversely affect our financial results.

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

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval. Difficulties or failure in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, immigration status requirements, and child labor laws. Additionally, potential changes in federal labor laws, including “card check” regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Increases in such minimum wage result in higher labor costs, which may be partially offset by price increases and operational efficiencies. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to litigation, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have a material adverse effect on our financial results and operations.

We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business.

Our business is subject to the risk of litigation by customers, current and former employees, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.

We are continually subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately covered by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered could have a material adverse effect on our business, financial condition and results of operations.

Under certain circumstances plaintiffs may file certain types of claims which may not be covered by insurance. In some cases, plaintiffs may seek punitive damages which may also not be covered by insurance. Any litigation we face could have a material adverse effect on our business, financial condition and results of operations.

We face risks with respect to product liability claims and product recalls.

We purchase merchandise from third-parties and offer this merchandise to customers in exchange for prize tickets or for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to our customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

We are dependent on certain information technology systems and technologies which may be compromised.

The operation of our business is dependent upon the integrity, security and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions and various software applications used in our operations. Damage to, or interruption or failure of these systems could result in losses due to disruption of our business operations. These adverse situations could lead to loss of sales or profits or cause us to incur additional development costs. In addition, despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated resulting in a loss of customers’ personal information, negative publicity, harm to our business and reputation or cause us to incur costs to reimburse third parties for damages.

Our application of and changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles which require us to make estimates and assumptions. The use of estimates is pervasive throughout our financial statements and is affected by management’s judgment. To the extent management’s judgment is incorrect, it could result in an adverse impact on our financial statements and reported results of operations. Generally accepted accounting principles, interpretations and other promulgated accounting pronouncements related to the development of estimates for insurance, tax and legal contingencies, valuation of long-lived assets, stock-based compensation, and accounting for leases and hedge accounting are highly complex and may be subject to multiple sources of authoritative guidance. Changes in these accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect our reported financial position, results of operations and/or cash flows.

Risks Related to Our Common Stock

A failure to establish, maintain and apply adequate internal control over financial reporting could have a material adverse affect on our business and/or market valuation of our common stock.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 28, 2008, we have concluded that our internal controls over financial reporting are effective; however there can be no assurance that we will be able to maintain all of the controls necessary to remain in compliance with Sarbanes-Oxley in the future. Should we identify any material weaknesses in internal control over financial reporting in the future, there can be no assurance that we will be able to remediate such material weaknesses in a timely manner. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and/or prevent fraud. A failure to maintain an effective system of internal control may also result in a negative market reaction in regards to the valuation of our common stock.

ITEM 1B.	Unresolved Staff Comments.

We had no unresolved Securities and Exchange Commission staff comments as of December 28, 2008.

ITEM 2.	Properties.

The following table summarizes information regarding the number and location of stores we and our franchisees operated as of December 28, 2008:

Domestic	Company - Owned Stores	Franchised Stores	Total
Alabama	7	1	8
Alaska	1	—	1
Arizona	2	7	9
Arkansas	6	—	6
California	74	5	79
Colorado	10	—	10
Connecticut	6	—	6
Delaware	2	—	2
Florida	25	—	25
Georgia	16	—	16
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	14	—	14
Iowa	5	—	5
Kansas	4	—	4
Kentucky	4	1	5
Louisiana	9	1	10
Maine	1	—	1
Maryland	14	—	14
Massachusetts	11	—	11
Michigan	18	—	18
Minnesota	5	—	5
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	5	—	5
New Hampshire	2	—	2
New Jersey	15	—	15
New Mexico	3	—	3
New York	21	—	21
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	—	19
Oklahoma	3	—	3
Oregon	1	3	4
Pennsylvania	22	1	23
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	57	—	57
Utah	—	3	3
Virginia	11	4	15
Washington	7	4	11
West Virginia	1	—	1
Wisconsin	9	—	9

Total domestic	481	38	519

International
Canada	14	—	14
Chile	—	1	1
Guatemala	—	2	2
Puerto Rico	—	3	3
Saudi Arabia	—	1	1
United Arab Emirates	—	1	1

Total international	14	8	22

Total system	495	46	541

Company Store Leases

Of the 495 Chuck E. Cheese’s owned by us as of December 28, 2008, 436 occupy leased premises and 59 occupy owned premises. The current lease terms of these stores will expire at various times from 2009 to 2028 and available lease terms, including options to renew, expire at various times from 2012 to 2043, as described in the table below.

Year of Expiration	Number of Stores	Range of Renewal Options (Years)
2009	32	None to 20
2010	33	None to 20
2011	33	None to 20
2012	41	None to 20
2013	54	None to 20
2014 through 2028	243	None to 20

The leases of these stores contain terms that vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew. It is common for us to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements. The leases generally require us to pay the cost of repairs, insurance and real estate taxes and, in some instances, may provide for additional rent equal to the amount by which a percentage of gross revenues exceed the minimum rent.

Corporate Office and Warehouse Facilities

We lease a 76,556 square foot office building in Irving, Texas which serves as our corporate office and support services center. This lease expires in May 2015, with options to renew through May 2025.

We also lease a total of 146,142 square feet at two warehouses in Topeka, Kansas which primarily serve as storage and refurbishing facilities for our store fixtures and game equipment. These leases expire in August and September 2013, respectively.

ITEM 3.	Legal Proceedings.

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

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement.

We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement is subject to both preliminary and final approval by the court. Although no hearing dates have been set yet, we expect the court to hear argument on the parties’ joint motion for preliminary approval of class action settlement in February or March 2009. If the court grants preliminary approval of the tentative settlement, we will commence efforts to administer the settlement to approximately 17,000 current and former employees in the class. The terms of the tentative settlement are not expected to have a material adverse effect on our financial condition or results of operations.

On July 25, 2008, a purported class action lawsuit against us, entitled Liendo, et al., v. CEC Entertainment, Inc., Cause No. BC395195 (“Liendo Litigation”), was filed in the Superior Court of California, Los Angeles County. We received service of process on July 28, 2008. The Liendo Litigation was filed by two alleged customers of our Chuck E. Cheese’s stores in California purporting to represent all mobility impaired/wheelchair bound individuals in the State of California who were allegedly denied the full and equal enjoyment of goods, services, programs, facilities, privileges, advantages, or accommodations in violation of the Americans With Disabilities Act, 42 U.S.C. Section 12181 and California state laws. We removed the case to the United States District Court for the Central District of California on August 25, 2008. The Liendo plaintiffs seek injunctive relief, statutory damages and attorneys’ fees and costs. Throughout the months of November and December 2008, we engaged in informal settlement negotiations with the named plaintiffs in the lawsuit and finalized a settlement with these individuals on December 31, 2008. The settlement’s terms did not have a material adverse effect on our financial condition or results of operations.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CEC.” The following table sets forth the highest and lowest sale price for our common stock during each quarterly period within the two most recent fiscal years, as reported on the New York Stock Exchange:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
1st Quarter	$30.65	$19.81	$43.83	$38.94
2nd Quarter	$39.47	$27.87	$43.19	$34.50
3rd Quarter	$39.59	$25.59	$37.11	$26.17
4th Quarter	$34.21	$12.96	$30.69	$24.37

As of February 9, 2009, there were an aggregate of 22,728,078 shares of our common stock outstanding and approximately 2,043 stockholders of record.

We have not paid any cash dividends on our common stock and have no present intention of paying cash dividends thereon in the future; however, our intent in regards to paying cash dividends is subject to continual review. In addition, pursuant to our revolving credit facility agreement, there are restrictions on the amount of our repurchases of our common stock and cash dividends that we may pay on our common stock based on certain financial covenants and criteria. We currently plan to utilize our earnings to finance anticipated capital expenditures, reduce our long-term debt and potentially repurchase our common stock.

Issuer Purchases of Equity Securities

We repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”). In July 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock. In October 2007, the Board authorized a $200 million increase to the share repurchase authorization bringing the total authorization to $600 million. The share repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market or in private transactions.

The following table presents information related to repurchases of our common stock during the fourth quarter of 2008 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Sept. 29 – Oct. 26, 2008	—	—	—	$71,376,456
Oct. 27 – Nov. 23, 2008	182	$22.13	—	$71,376,456
Nov. 24 – Dec. 28, 2008	—	—	—	$71,376,456

Total	182	$22.13	—	$71,376,456

(1)

For the period ended November 23, 2008, the total number of shares purchased included 182 shares tendered by employees at an average price per share of $22.13 to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Unless otherwise indicated, shares tendered by employees to satisfy tax withholding requirements were purchased at the closing price of our common stock on the date of vesting.

(2)	There is no expiration date associated with the plan.

Stock Performance Graph

The graph below compares the annual change in the cumulative total stockholder return on our common stock over the last five fiscal years ended December 28, 2008, with the cumulative total return on the NYSE Market Index and the S&P SmallCap 600 Restaurants Index. The comparison assumes an investment of $100 on December 28, 2003 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

	Dec. 28 2003	Jan. 2 2005	Jan. 1 2006	Dec. 31 2006	Dec. 30 2007	Dec. 28 2008
CEC Entertainment	$100.00	$126.16	$107.44	$127.04	$82.92	$74.02
NYSE Stock Market (US Companies)	$100.00	$112.92	$122.25	$143.23	$150.88	$94.76
S&P SmallCap 600 Restaurants	$100.00	$142.44	$151.54	$192.67	$212.61	$201.16

ITEM 6.	Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(in thousands, except per share and store number amounts)

Statement of Earnings Data:
Company store sales	810,693	781,665	769,241	722,873	723,637
Franchise fees and royalties	3,816	3,657	3,312	3,296	3,647

Total revenues	814,509	785,322	772,553	726,169	727,284

Company store operating costs:
Cost of food, beverage, entertainment and merchandise (exclusive of labor expenses, depreciation and amortization shown separately below)	131,416	126,413	121,808	115,930	118,747
Labor expenses	223,331	214,147	210,010	202,780	200,447
Depreciation and amortization	74,805	70,701	64,292	59,849	54,574
Rent expense	65,959	63,734	60,333	57,022	54,723
Other operating expenses	119,990	113,789	106,025	98,094	96,746

Total company store operating costs	615,501	588,784	562,468	533,675	525,237
Advertising expense	34,736	30,651	32,253	29,294	27,589
General and administrative expenses	55,970	51,705	53,037	45,527	47,283
Asset impairments	282	9,638	3,910	360	—

Total operating costs and expenses	706,489	680,778	651,668	608,856	600,109

Operating income	108,020	104,544	120,885	117,313	127,175

Interest expense, net	17,389	13,170	9,508	4,532	2,514

Income before income taxes	90,631	91,374	111,377	112,781	124,661

Income taxes	34,137	35,453	43,120	43,110	47,683

Net income	$56,494	$55,921	$68,257	$69,671	$76,978

Per Share Data: (2) (3)
Earnings per share:
Basic	$2.43	$1.81	$2.09	$1.99	$2.07
Diluted	$2.37	$1.76	$2.04	$1.93	$2.00

Weighted average shares outstanding:
Basic	23,270	30,922	32,587	35,091	37,251
Diluted	23,793	31,694	33,465	36,188	38,472

Balance Sheet Data (end of year):
Cash and cash equivalents	$17,769	$18,373	$18,308	$12,184	$11,798
Total assets	747,440	737,893	704,185	651,920	612,129
Revolving credit facility borrowings	401,850	316,800	168,200	137,100	77,800
Total long-term debt (4)	414,058	329,875	181,781	149,568	89,952
Stockholders’ equity	128,586	217,993	359,206	343,183	365,978

Number of Stores (end of year):
Company-owned	495	490	484	475	449
Franchised	46	44	45	44	46

	541	534	529	519	495

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2004 was 53 weeks in length and all other fiscal years presented were 52 weeks.
(2)	No cash dividends on common stock were paid in any of the years presented.
(3)	Share and per share information reflect the effects of a 3 for 2 stock-split effected in the form of a special stock dividend that was effective on March 15, 2004.
(4)	Long-term debt includes revolving credit facility borrowings and capital lease obligations.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of financial reporting changes reflected in our Consolidated Statements of Earnings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Overview of Operations

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2008, 2007 and 2006 are for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. Our 2008, 2007 and 2006 fiscal years each consisted of 52 weeks and our 2009 fiscal year will consist of 53 weeks.

Financial Reporting Changes

As described in Note 1 “Summary of Significant Accounting Policies – Revisions to Financial Statement Presentation” to our consolidated financial statements, we revised the presentation in our Consolidated Statements of Earnings to disaggregate Company store sales into separate amounts for “Food and beverage sales” and “Entertainment and merchandise sales” and to also present separate corresponding amounts for the cost related to each of these revenue captions. This revision had no impact on previously reported total revenues, total cost of food and beverage and entertainment and merchandise, operating income, net income, stockholders’ equity, comprehensive income, or cash flows from operating activities.

Executive Overview

Fiscal 2008 Summary

•	Revenues increased 3.7% during 2008 compared to 2007.

•	Comparable Company store sales increased 2.3%.

•	Weighted average Company-owned store count increased by approximately five stores.

•

We lost approximately 265 store operating days resulting from temporary store closures related to hurricanes Gustav and Ike during the third quarter of 2008. As a result of these lost operating days, we estimate that comparable Company store sales were negatively impacted by approximately 0.2%.

•	Menu prices increased on average 1.7%.

•	Company store operating costs as a percentage of Company store sales increased 0.6% during 2008 compared to 2007.

•

Increases in the average price per pound of cheese and dough, an increase in our buffalo wing usage resulting from an increase in food platter sales and an adjustment to vendor rebates represented a combined increase in food costs as a percentage of food and beverage sales of approximately 0.6% (or 1.2% as a percentage of food and beverage sales).

•

Various company initiatives implemented during the year provided for a combined reduction in total pizza costs of approximately 0.4% as a percentage of Company store sales (or 0.8% as a percentage of food and beverage sales).

•	A 3.6% increase in average hourly wage rates was partially offset by a 3.1% increase in revenue per hourly labor hour at our stores.

•

An increase in group medical expenses (included in store labor expenses) and general insurance costs (included in other store operating expenses) represented a combined increase in costs as a percentage of Company store sales of 0.7% primarily due to favorable adjustments recorded in 2007 that did not recur in 2008.

•	Depreciation and amortization and rent expenses increased a combined 0.2% as a percentage of Company store sales.

•

Asset disposal costs declined approximately $3.1 million, or 0.4% as a percentage of Company store sales, during 2008 primarily attributable to a reduction in the number of major remodel initiatives during 2008 compared to 2007.

•

Advertising expenses in 2008 increased to $34.7 million compared to $30.7 million in 2007 due to our recently enhanced marketing plan that incorporates both television and online media directed towards kids and moms and is further supported by our traditional newspaper insert coupon program.

•

General and administrative expenses increased to $56.0 million in 2008 compared to $51.7 million in 2007 primarily due to higher performance based compensation costs associated with our financial performance in 2008 relative to 2007 and a 0.3% increase as a percentage of total revenues in litigation related costs.

•

Interest expense increased to $17.4 million in 2008 compared to $13.2 million in 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility in 2008. The additional borrowings were used by us to repurchase shares of our common stock during the first two quarters of 2008 and conduct certain capital initiatives.

•	$401.9 million was outstanding under our $550 million revolving credit facility at the end of 2008.

•	Average interest rates incurred on the outstanding balance of our revolving credit facility during 2008 decreased by approximately 240 basis points compared to last year.

•

Net income in 2008 increased 1.0% to $56.5 million from $55.9 million in 2007 and diluted earnings per share increased 34.7% to $2.37 compared to $1.76 in 2007. Earnings per share growth benefited from our cumulative share repurchases of $408.9 million during the 2008 and 2007 fiscal years.

Impact of Share Repurchases

During 2008 and 2007, we repurchased 4,911,041 shares and 7,887,337 shares of our common stock under the repurchase plan authorized by our Board of Directors (the “Board”). These share repurchases reduced our weighted average diluted shares outstanding by 3,498,151 shares in 2008 and 2,393,932 shares in 2007. We estimate that the decrease in the number of weighted average diluted shares outstanding attributable solely to our 2008 share repurchases benefited our diluted earnings per share by approximately $0.26 in 2008. Additionally, we estimate that the decrease in the number of weighted average diluted shares outstanding attributed solely to our 2007 share repurchases benefited our diluted earnings per share by approximately $0.08 in 2007. Our estimate is based on the weighted average number of shares repurchased during the period and includes an adjustment for the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of prior year share repurchases.

Capital Initiatives

Our future capital expenditures will primarily be for the development of new stores and reinvestment into our existing store base through various capital initiatives. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. The cost of opening such new stores varies depending upon many factors including the size of the store, whether we acquire land and whether the store is an in-line or freestanding building.

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

The following table summarizes information regarding the number of capital initiatives we completed during each of the periods presented:

	Fiscal Year
	2008	2007	2006
Major remodels	15	52	55
Store expansions	20	19	15
Game enhancements	125	94	82

Total completed	160	165	152

Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area, increasing the number of games and rides and developing a new exterior and interior identity. During 2008, our major remodels cost on average approximately $0.7 million per store.

Store expansions. Store expansions improve the quality of the guests’ experience because it allows us to increase the variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise. During 2008, our store expansions cost on average approximately $1.0 million per store.

Game enhancements. The primary components of the game enhancement initiative are to provide new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. During 2008, our game enhancements cost on average approximately $100 thousand to $150 thousand per store.

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other large-box competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting total Company store sales through increased guest traffic and satisfaction.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and six foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Fiscal Year
	2008	2007	2006
Number of Company-owned stores:
Beginning of period	490	484	475
New	5	10	14
Acquired from franchisees	2	1	—
Closed	(2)	(5)	(5)

End of period	495	490	484

Number of franchise stores:
Beginning of period	44	45	44
New	4	1	1
Acquired by the Company	(2)	(1)	—
Closed	—	(1)	—

End of period	46	44	45

Comparable store sales. Comparable store sales (sales of domestic stores that were open for a period greater than 18 months at the beginning of each respective fiscal year or 12 months for acquired stores) is a key performance indicator used within our industry and is a critical factor when evaluating our performance as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2008	2007	2006
	(in thousands, except store number amounts)
Average annual sales per comparable store (1)	$1,633	$1,602	$1,647
Number of stores included in comparable store base	453	436	416

(1)

Average annual sales per comparable store have been calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over-year comparable store sales increases or decreases due to the change in comparable store base.

Revenues. Our primary source of revenues is from sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens and merchandise. Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales as well as the portion of revenue that is allocated from package deals. Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game sales as well as the portion of revenue that is allocated from package deals. This revenue caption also includes sales of merchandise at our stores.

A portion of Company store sales comes from sales of value-priced combination packages generally consisting of food, beverage and game tokens (“package deals”) which we promote through in-store menu pricing or coupon offerings. Package deals represent a significant value to our customers because they are priced at an amount lower than what our guests would pay if they were to purchase the packaged items individually. We allocate the revenue recognized from the sale of our package deals between “Food and beverage sales” and “Entertainment and merchandise sales” based upon our best estimate of each component’s fair value, which we typically determine as the price charged for each component when it is sold separately. The maximum price our customers may pay for a game token is $0.25; however, we offer game tokens at reduced prices when purchased in large quantities or as part of a package deal. On a limited basis, we may also provide game tokens to our customers free of charge with the purchase of certain food and beverage items.

Franchise fees and royalties include area development and initial franchise fees received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales.

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers.

•

Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items.

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel.

•	Depreciation and amortization expense pertain directly to our store assets.

•	Rent expense includes lease costs for Company stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.).

•

Other store operating expenses which include utilities, repair costs, liability and property insurance, CAM, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

Our “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above do not include an allocation of (i) store employee payroll, related taxes and benefit costs and (ii) depreciation and amortization expense associated with Company-store assets. We believe that presenting store-level labor costs and depreciation and amortization expense in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•

Based on the fact that our store employees are trained to sell and attend to both our dining and entertainment operations, we believe it would be difficult and potentially misleading to assign labor costs between food and beverage sales and entertainment and merchandise sales.

•

While certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, animatronics, and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to assign depreciation and amortization expense between food and beverage sales and entertainment and merchandise sales.

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons and media expenses for national and local advertising, with offsetting contributions from the Advertising Fund and Media Fund made by the Association pursuant to franchise agreements.

General and administrative expenses. General and administrative expenses represent all costs associated with our corporate office operations, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets and other administrative costs not directly related to the operation of a store location.

Asset impairments. Asset impairments represent non-cash charges we record to write down the carrying amount of long-lived assets within stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

Results of Operations

Historical Results

The following table summarizes our principal sources of revenues expressed in dollars and as a percentage of total revenues for the periods presented:

	Fiscal Year
	2008		2007		2006
	(in thousands, except percentages)
Food and beverage sales	$409,895	50.3%	$405,740	51.7%	$411,080	53.2%
Entertainment and merchandise sales	400,798	49.2%	375,925	47.9%	358,161	46.4%

Company store sales	810,693	99.5%	781,665	99.5%	769,241	99.6%
Franchising activities	3,816	0.5%	3,657	0.5%	3,312	0.4%

Total revenues	$814,509	100.0%	$785,322	100.0%	$772,553	100.0%

Due to rounding, percentages presented in the table above may not add.

The following table summarizes our costs and expenses expressed in dollars and as a percentage of Company store sales (except as otherwise noted) for the periods presented:

	Fiscal Year
	2008		2007		2006
	(in thousands, except percentages)
Company store operating costs:
Cost of food and beverage (as a percentage of food and beverage sales)	$96,891	23.6%	$93,693	23.1%	$89,650	21.8%
Cost of entertainment and merchandise (as a percentage of entertainment and merchandise sales)	34,525	8.6%	32,720	8.7%	32,158	9.0%

	131,416	16.2%	126,413	16.2%	121,808	15.8%
Labor expenses	223,331	27.5%	214,147	27.4%	210,010	27.3%
Depreciation and amortization	74,805	9.2%	70,701	9.0%	64,292	8.4%
Rent expense	65,959	8.1%	63,734	8.2%	60,333	7.8%
Other store operating expenses	119,990	14.8%	113,789	14.6%	106,025	13.8%

Total Company store operating costs	615,501	75.9%	588,784	75.3%	562,468	73.1%
Other costs and expenses (as a percentage of total revenues):
Advertising expense	34,736	4.3%	30,651	3.9%	32,253	4.2%
General and administrative expenses	55,970	6.9%	51,705	6.6%	53,037	6.9%
Asset impairments	282	0.0%	9,638	1.2%	3,910	0.5%

Total operating costs and expenses	706,489	86.7%	680,778	86.7%	651,668	84.4%

Operating income (as a percentage of total revenues)	108,020	13.3%	104,544	13.3%	120,885	15.6%
Interest expense, net (as a percentage of total revenues)	17,389	2.1%	13,170	1.7%	9,508	1.2%

Income before income taxes (as a percentage of total revenues)	$90,631	11.1%	$91,374	11.6%	$111,377	14.4%

Due to rounding, percentages presented in the table above may not add.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues

Company store sales increased 3.7% to $810.7 million during 2008 compared to $781.7 million in 2007 primarily due to a 2.3% increase in comparable store sales during 2008, a net increase in the number of our Company-owned stores and an average increase in menu prices of 1.7% in 2008 compared to 2007. The weighted average number of Company-owned stores open during 2008 increased by approximately five stores as compared to 2007. We believe that our comparable store sales in 2008 reflect the impact of the various strategies we have implemented during the year, including the ongoing capital initiatives at our existing stores, an enhanced marketing plan implemented at the beginning of 2008, implementation of a suggestive sales program and our recent efforts to increase the number of birthday parties and fund raising events at our stores. During 2008, our birthday party sales as a percentage of total Company store sales increased 12.0% to 12.9%, and fund raising sales as a percentage of total Company store sales increased from 0.7% to 0.9%. Even with the success of these strategies and the increase in Company store sales, we believe that our sales in 2008 were negatively impacted by a restraint in consumer spending attributable to the weakening economy particularly in the last two quarters of 2008. The increase in our comparable store sales growth was also partially offset by the impact of temporary closures of 39 stores (representing approximately 265 store operating days) in the third quarter of 2008 as a result of hurricanes Gustav and Ike. We estimate that these temporary closures decreased our 2008 comparable store sales by approximately 0.2%.

Our Company store sales mix was 50.6% food and beverage and 49.4% entertainment and merchandise for fiscal 2008 compared to 51.9% and 48.1%, respectively, for 2007.

Revenue from franchise fees and royalties increased 4.3% to $3.8 million during 2008 compared to $3.7 million in 2007 primarily due to our recognition of additional franchise fees attributable to the increase in the number of new franchise stores that opened during 2008. During 2008, four new franchise stores opened and we acquired two franchise stores. Domestic franchise comparable store sales decreased 2.4% in 2008 as compared to 2007.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 0.5% to 23.6% during 2008 from 23.1% in 2007 primarily due to higher commodity prices and beverage costs. During 2008, the average price per pound of cheese increased approximately $0.13, or 8%, and the average price per pound of dough increased approximately $0.12, or 29%, compared to prices paid in 2007. Increases attributable to the average prices per pound of cheese and dough and our increased buffalo wing usage represented approximately a 1.0% combined increase in food costs as a percentage of food and beverage sales. These increases were partially offset by a reduction of approximately 9.0% as a percentage of food and beverage sales in total pizza costs attributable to our implementation of an enhanced cheese product and a resizing of our medium and large pizzas during the first two quarters of 2008. Beverage costs increased due to a non-cash charge of approximately $0.9 million, or approximately 0.2% as a percentage of food and beverage sales, that we recorded in the third quarter to adjust our vendor rebate allowance. Additionally, an enhanced birthday party package we introduced during 2008 increased costs approximately 0.2% as a percentage of food and beverage sales.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.1% to 8.6% during 2008 from 8.7% in 2007.

Labor expense as a percentage of Company store sales increased 0.1% to 27.5% during 2008 compared to 27.4% in 2007 primarily due to a 3.6% increase in average hourly wage rates at our stores, higher group medical expenses and performance based compensation costs related to field operations personnel. These increases were partially offset by a 3.1% increase in revenue per hourly labor hour.

Depreciation and amortization expense related to our stores increased $4.1 million to $74.8 million during 2008 compared to $70.7 million in 2007 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $2.2 million to $66.0 million during 2008 compared to $63.7 million in 2007 primarily due to an increase in the number of store properties we lease resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.2% to 14.8% during 2008 compared to 14.6% in 2007 primarily due to increases in insurance related costs and, to a lesser extent, increases in other store operating expense and were partially offset by the leverage from our sales increase. Insurance related costs were approximately $2.7 million higher during 2008 compared to 2007 due to a favorable prior year adjustment to workers compensation and general liability reserves recorded in 2007 and losses we incurred from hurricanes Gustav and Ike during the third quarter of 2008 which were not covered by our insurance. Property taxes increased approximately $2.0 million, or 0.2% as a percentage of Company store sales, during 2008 primarily due to a favorable adjustment to our accrued property taxes in the prior year. This increase was offset by a $2.4 million, or 0.3% as a percentage of Company store sales, reduction in asset disposal costs primarily attributable to charges for our store remodeling initiatives during 2008 which did not recur to the same extent as had been incurred in 2007. Other store operating costs in 2008 also benefited from a $0.8 million gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar (“TJ Hartford’s”).

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.4% to 4.3% during 2008 from 3.9% in 2007 primarily due to increased television advertising, newspaper inserts and online media costs associated with our enhanced marketing programs in 2008.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues increased 0.3% to 6.9% during 2008 from 6.6% in 2007 primarily due to higher corporate office compensation expense and litigation related costs. Total corporate office compensation expense increased $4.6 million, or 0.4% as a percentage of total revenues, during 2008 compared to 2007 primarily due to higher performance based compensation costs associated with our financial performance in 2008. Litigation related costs increased approximately $2.5 million, or 0.3% as a percentage of total revenues, primarily due to the accrual of $1.3 million in aggregate loss contingencies and a $1.3 million increase in legal fees related to ongoing legal matters. These increases were partially offset by reductions in other corporate office expenses, including the non-recurrence of approximately $0.5 million of professional service fees associated with the review of our stock option granting practices that concluded in the first quarter of 2007 and the benefit from approximately $2.4 million, or 0.3% as a percentage of total revenues, of 2007 tax related charges which did not recur in 2008.

Asset Impairments

Impairments related to our store assets were $0.3 million during 2008 compared to $9.6 million in 2007. The $0.3 million asset impairment charge during 2008 related to two stores, one of which had been previously impaired and the other which we decided to close prior to the end of its expected lease term. In 2007, we recorded impairment charges of approximately $9.6 million related to six stores, one of which we closed in the first quarter of 2008. We recognized these asset impairment charges due to the decline in the stores’ estimated fair values which had been adversely affected by economic and competitive factors in the markets in which the stores are located. Due to the negative impact of these factors, we determined that the forecasted cash flows for these stores were insufficient to recover the carrying amount of their assets and, as a result, an impairment charge was necessary because the estimated fair value of the stores’ long-lived assets had declined below their carrying amount.

Interest Expense, Net

Interest expense increased to $17.4 million during 2008 compared to $13.2 million in 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility during 2008 as compared to the prior year. During 2008, the average debt balance under our revolving credit facility increased to approximately $358.6 million compared to $178.8 million in 2007 primarily due to our repurchases of our common stock during the first two quarters of 2008. The effect of the debt increase was partially offset by lower average interest rates in 2008, which declined by approximately 240 basis points compared to average interest rates in 2007.

Income Taxes

Our effective income tax rate was 37.7% and 38.8% during 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to reductions in certain unfavorable permanent tax differences, other discrete tax adjustments made during 2008 and an increase in available federal tax credits.

Net Income and Earnings Per Share

We reported increased net income of $56.5 million during 2008 compared to $55.9 in 2007. Diluted earnings per share increased 34.7% to $2.37 per share during 2008 from $1.76 per share in 2007 due to a 24.9% decrease in the number of weighted average diluted shares outstanding combined with the1.0% increase in net income. During 2008, we repurchased 4,911,041 shares of our common stock under the plan authorized by our Board, which reduced our weighted average diluted shares outstanding by 3,498,151 shares. We estimate that the decrease in the number of weighted average diluted shares outstanding attributable solely to our 2008 share repurchases benefited our diluted earnings per share by approximately $0.26 during 2008. Our estimate is based on the weighted average number of shares repurchased during the period and includes an adjustment for the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of prior year share repurchases.

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues

Company store sales increased 1.6% to $781.7 million in 2007 compared to $769.2 million in 2006 primarily due to the net increase in the number of Company-owned stores in 2007, partially offset by a 1.4% decrease in 2007 comparable store sales. In 2007, the weighted average number of Company-owned stores open during the year increased by 11 stores as compared to 2006. We believe that comparable store sales in 2007 were negatively affected by a weak consumer environment and a significant increase in competition including family movies. Menu prices increased 2.2% in 2007 as compared to 2006.

Our Company store sales mix was 51.9% food and beverage and 48.1% entertainment and merchandise for fiscal 2007 compared to 53.4% and 46.6%, respectively, for 2006.

Revenue from franchise fees and royalties were $3.7 million in 2007 compared to $3.3 million in 2006. During 2007, one new franchise store opened, we acquired one franchise store and one franchise store closed. Domestic franchise comparable store sales decreased 0.7% in 2007 as compared to 2006.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 1.3% to 23.1% in 2007 from 21.8% in 2006 primarily due to higher cheese prices and a larger beverage rebate received in 2006 as compared to 2007. These increases were partially offset by higher menu prices. The average price per pound of cheese in 2007 increased approximately $0.50 compared to prices paid in 2006.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.3% to 8.7% in 2007 from 9.0% in 2006.

Labor expense as a percentage of Company store sales increased 0.1% to 27.4% in 2007 compared to 27.3% in 2006 primarily due to a 5.7% increase in hourly wage rates which was offset by improvement in labor productivity and an increase in menu prices.

Depreciation and amortization expense related to our stores increased $6.4 million to $70.7 million in 2007 compared to $64.3 million in 2006. The increase was due to ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $3.4 million to $63.7 million in 2007 compared to $60.3 million in 2006 primarily due to new store development.

Other store operating expenses as a percentage of Company store sales increased 0.8% to 14.6% in 2007 compared to 13.8% for the same period in 2006. The increase was primarily due to negative comparable store sales and a 0.6% increase in insurance expense as percentage of store sales in 2007 attributable to the favorable impact of prior year claims reserves adjustments, resulting from improved trends of general liability and workers compensation claims recognized in 2006, which did not recur to the same extent in 2007.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.3% to 3.9% in 2007 from 4.2% in 2006 primarily due to lower advertisement production costs in 2007 compared to 2006.

General and Administrative Expenses

General and administrative expenses associated with our corporate office operations as a percentage of total revenues decreased 0.3% to 6.6% in 2007 from 6.9% in 2006. The decrease was primarily due to reductions in corporate office compensation and non-recurring professional service fees. During 2007, corporate compensation expense decreased $2.5 million, or 0.3% as a percent of total revenues, primarily due to a reduction in performance based compensation costs. We also benefited in 2007 from a decrease in professional service fees primarily associated with the conclusion of the 2006 review of our stock option granting practices. These reductions were partially offset by certain tax related charges and increases in other corporate office expenses.

Asset Impairments

Impairments related to our store assets increased to $9.6 million in 2007 compared to $3.9 million in 2006. In 2007, we recorded impairment charges of $9.6 million related to six stores, one of which we closed in the first quarter of 2008. In 2006, we recognized asset impairment charges of approximately $3.9 million related to five different stores. We recognized these asset impairments due to the decline in the stores’ estimated fair values which had been adversely affected by economic and competitive factors in the markets in which the stores are located. Due to the negative impact of these factors, we determined that the forecasted cash flows for these stores were insufficient to recover the carrying amount of their assets and, as a result, an impairment charge was necessary because the estimated fair value of the stores’ long-lived assets had declined below their carrying amount.

Interest Expense, Net

Interest expense increased to $13.2 million in 2007 compared to $9.5 million in 2006 primarily due to a greater amount of debt outstanding under our credit facility and higher average interest rates incurred in 2007. During 2007, the average debt balance under our revolving credit facility was $178.8 million compared to $142.8 million in 2006 primarily due to our repurchases of our common stock in 2007. Also in 2007, average interest rates increased by approximately 70 basis points compared to average interest rates in 2006.

Income Taxes

Our effective income tax rate was 38.8% and 38.7% in 2007 and 2006, respectively.

Net Income and Earnings Per Share

We reported net income of $55.9 million in 2007 compared to $68.3 million in 2006. Diluted earnings per share decreased to $1.76 per share in 2007 from $2.04 per share in 2006 due to the 18.1% decrease in net income which was partially offset by a 5.3% decrease in the number of weighted average shares outstanding. During 2007, we repurchased 7,887,337 shares of our common stock under the plan authorized by our Board, which reduced our weighted average diluted shares outstanding by 2,393,932 shares. We estimate that the decrease in the number of weighted average diluted shares outstanding attributable solely to our 2007 share repurchases benefited our diluted earnings per share by approximately $0.08 during 2007. Our estimate is based on the weighted average number of shares repurchased during the period and includes an adjustment for the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of prior year share repurchases.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities. However, in light of the current weakened economic environment and volatility in the financial markets, there can be no assurance that we will generate cash flows at or above our current levels or that we will have adequate access to credit. Further restraint in consumer spending or disruptions in financial markets could require us to take measures to conserve cash until the economic climate stabilizes or, if needed, until we can secure alternative credit arrangements or other funding for our business needs. Such measures could include deferring or curtailing our capital expenditures and other discretionary uses of cash.

Our primary requirements for cash provided by operating activities relate to planned capital expenditures, servicing our debt and may include repurchases of our common stock.

We do not enter into any material development or contractual purchase obligations in connection with our business development strategy. As a result, with respect to our planned capital expenditures, including spending that pertains to our new store development and capital initiatives, we believe that we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing our capital spending.

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Fiscal Year
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$144,182	$162,742	$149,602
Net cash used for investing activities	(85,478)	(108,647)	(115,516)
Net cash used for financing activities	(58,034)	(54,030)	(27,962)
Effect of foreign exchange rate changes on cash	(1,274)	—	—

Change in cash and cash equivalents	$(604)	$65	$6,124

Cash paid for interest	$16,542	$10,721	$9,168
Cash paid for income taxes, net	$46,696	$27,016	$45,106

	At Year End
	2008	2007
	(in thousands)
Cash and cash equivalents	$17,769	$18,373
Revolving credit facility borrowings	$401,850	$316,800
Unused commitments under revolving credit facility (1)	$148,150	$233,200

(1)	Based on our debt covenant calculations as of December 28, 2008, $138.7 million of the unused revolving credit facility commitments was available for future borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities decreased $18.6 million to $144.2 million during 2008 from $162.7 million in 2007 primarily attributable to a $15.8 million federal income tax refund received in 2007 in connection with the implementation of certain tax strategies.

Our cash interest payments increased $5.8 million to $16.5 million during 2008 from $10.7 million in 2007 primarily due to an increase in the average debt balance outstanding under our credit facility as compared to the prior year, partially offset by a reduction in the prevailing rates of interest incurred on our borrowings in 2008 as compared to 2007.

Our cash payments for income taxes, net of refunds we received, increased $19.7 million to $46.7 million during 2008 compared to payments of $27.0 million in 2007. The increase was primarily due to the refund of $15.8 million received in 2007, a $6.3 million payment made to the Internal Revenue Service in the third quarter of 2008 for the settlement of certain federal income tax examination issues and an increase in estimated federal and state income tax payments made during 2008.

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

Cash Flows – Investing Activities

Net cash used in investing activities decreased $23.2 million to $85.5 million during 2008 from $108.6 million in 2007, primarily due to a $21.3 million decrease in capital expenditures in 2008 attributable to a decrease in the number of our new store openings and a change in the mix of capital initiatives impacting our existing stores. During 2008, we opened or acquired from franchisees, four fewer stores than we had in 2007, which contributed to a $7.7 million reduction in our capital expenditures. Also during 2008, the number of major remodels decreased by 37 units, the number of store expansions increased by only one unit and the number of game enhancements increased by 31 units as compared to the prior year, providing for a $24.7 million reduction in our capital expenditures from the prior year. These decreases were partially offset by an increase in expenditures for general store maintenance. Investing activities cash flows during 2008 also included the receipt of cash proceeds of approximately $2.1 million from our sale of property related to TJ Hartford’s.

Net cash used in investing activities decreased to $108.6 million in 2007 from $115.5 million in 2006, due to a decrease in capital expenditures during 2007. Capital expenditures were $109.1 million in 2007 compared to $115.8 million in 2006. The decrease in capital expenditures was attributable to our opening four fewer new stores in 2007 than we had opened in 2006 and a lower average cost incurred per store for capital initiatives in 2007 compared to 2006. In 2007, capital initiatives affected 165 existing stores compared to 152 stores in 2006.

Cash Flows – Financing Activities

Net cash used in financing activities increased $4.0 million to $58.0 million during 2008 from $54.0 million in 2007, primarily due to a decrease in proceeds obtained through the exercise of employee stock options in 2008 compared to 2007. The amount of proceeds we obtained from the exercise of stock options decreased $26.1 million to $19.2 million in 2008 from $45.3 million in 2007 due to a 67% decline in the number of option shares exercised during 2008. Also during 2008, we increased the outstanding borrowings under our revolving line of credit by $85.1 million, compared to 2007 when we increased our revolving line of credit borrowings by $148.6 million. The $63.6 million decrease in the amount of borrowings we drew under our revolving line of credit during 2008 compared to 2007 was primarily attributable to the reduction in our repurchases of our common stock. During 2008, our repurchases of our common stock decreased $87.2 million to $160.8 million, compared to $248.1 million in 2007.

Net cash used in financing activities increased to $54.0 million in 2007 from $28.0 million in 2006, primarily due to a $181.3 million increase in the cost of repurchases of the Company’s common stock, partially offset by a $117.4 million increase in net borrowings obtained under the our revolving credit facility which we amended in 2007 to increase the amount of available borrowings by $350 million. Additionally, during 2007, proceeds obtained from the exercise of employee stock options increased by $37.3 million compared to 2006.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit decreased to $7.7 million at December 28, 2008 from $11.9 million at December 30, 2007 primarily due to an increase in refundable income taxes, partially offset by increases in accounts payable and accrued expenses.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of December 28, 2008, there were $401.9 million of borrowings and $9.4 million of letters of credit outstanding but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of December 28, 2008, borrowings under the credit facility incurred interest at LIBOR (0.46% - 2.17%) plus 1.00% or prime (3.25%). The total weighted average interest rate applied to outstanding borrowings under the credit facility was 2.56% at December 28, 2008 and 4.70% at December 30, 2007. A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During 2008, we increased the outstanding debt balance under our revolving credit facility by $85.1 million to $401.9 million from $316.8 million as of December 30, 2007. The increase in debt balance was primarily attributable to our repurchases of our common stock during the first two quarters of 2008.

The weighted average interest rate incurred on borrowings under our revolving credit facility was 3.9%, 6.3% and 5.6% in 2008, 2007 and 2006, respectively.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of December 28, 2008, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.2 to 1 and a consolidated leverage ratio of 2.2 to 1.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract as a hedge against adverse changes in interest rates and to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense. We have designated the swap as a cash flow hedge for accounting purposes. Accordingly, the swap is recorded at its estimated fair value on the consolidated balance sheet and changes in the fair value that are considered to be effective are reported on the consolidated balance sheet as a component of accumulated other comprehensive income. Throughout the term of the swap contract, the unrealized gains and losses reported in accumulated other comprehensive income will be recognized in earnings consistent with when the variable interest rate of the debt affects earnings. Any changes in fair value of the swap that are considered to be ineffective will be recorded in earnings as they arise. There were no ineffective gains or losses recognized in 2008.

As of December 28, 2008, the estimated fair value of the swap contract was a liability of approximately $6.9 million. Refer to Note 7 “Derivative Instrument” of our consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in 2009 will total approximately $70.0 to $75.0 million, including approximately $44.0 million related to capital initiatives for our existing stores, approximately $16.0 million related to new store development and the acquisition of franchise stores, and the remainder for general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility. While we believe that we must continually make capital investments in our existing store base, a weakened economy could require us to take measures to conserve cash until the economic climate stabilizes. Such measures could include deferring or curtailing our capital expenditures.

During 2008, we opened five new Company-owned stores and purchased two stores from a franchisee. The cost of opening such new stores varies depending upon many factors including the size of the store, whether we acquire land and whether the store is an in-line or freestanding building. The average capital cost of all new stores we opened during 2008 was approximately $2.5 million to $2.7 million per store. We currently expect to open approximately five new, including one relocated, Company-owned stores in 2009 at an average cost of approximately $3.1 million to $3.3 million per store.

We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) major remodels, (b) store expansions, and (c) game enhancements.

The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides and developing a new exterior and interior identity. We completed 15 major remodels during 2008, at an average cost of approximately $0.7 million per store. We currently expect to complete approximately eight major remodels in 2009 at an average cost of approximately $0.6 million to $0.7 million per store.

In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We completed 20 store expansions in 2008, at an average cost of approximately $1.0 million per store. We currently expect to complete approximately 25 store expansions in 2009 at an average cost of approximately $1.0 million per store.

The primary components of the game enhancement initiative are to provide new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. We completed 125 game enhancement initiatives in 2008, at an average cost of approximately $0.1 million to $0.2 million per store. We currently expect to complete approximately 105 game enhancements in 2009 at an average cost of approximately $100 thousand to $150 thousand per store.

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board. The plan authorizes us to make repurchases in the open market or in private transactions. As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During 2008, we repurchased 4,911,041 shares through the open market at an aggregate purchase price of approximately $160.8 million. At December 28, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization. We continually assess the optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions which may be entered into with a banking partner.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 28, 2008, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

The following table summarizes our contractual cash obligations as of December 28, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$803,907	$66,849	$132,954	$129,350	$474,754
Capital leases	18,205	1,683	3,366	3,186	9,970
Revolving credit facility (2)	401,850	—	—	401,850	—
Interest obligations (3)	43,605	12,234	23,036	8,335	—
Purchase commitments (4)	524	524	—	—	—
Uncertain tax positions (5)	469	469	—	—	—

	$1,268,560	$81,759	$159,356	$542,721	$484,724

(1)

Includes the initial non-cancellable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)	The amount for the revolving credit facility excludes interest payments related to this variable rate debt.
(3)

Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (i) terms of the credit facility agreement, (ii) using a 2.56% weighted average interest rate incurred on outstanding borrowings that were not subject to an interest rate swap agreement as of December 28, 2008, (iii) and $150.0 million notional amount of debt converted to a fixed rate of 3.62% through an interest rate swap contract which matures in May 2011. Our estimate assumes that we will maintain the same levels indebtedness and financial performance through the credit facility’s maturity in October 2012.

(4)	We are required to purchase certain store furniture totaling $0.5 million that has been or will be manufactured to our specifications.
(5)

Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $4.5 million.

In addition to the above, we estimate that the accrued liabilities for group medical, general liability and workers’ compensation claims of approximately $19.5 million as of December 28, 2008 will be paid as follows: approximately $8.3 million to be paid in 2009 and the remainder paid over the six year period from 2010 to 2015.

As of December 28, 2008, capital expenditures totaling $5.4 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

Inflation

Our cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. We pay most of our part-time employees rates that are related to federal, state and municipal mandated minimum wage requirements. Our management anticipates that any increases in federal or state mandated minimum wage would result in higher costs to us, which we expect may be partially offset by menu price increases.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as the business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

The significant accounting policies used in the preparation of our consolidated financial statements are described in Note 1 “Summary of Significant Accounting Policies” under Item 8. “Financial Statements and Supplementary Data.” We consider an accounting policy or estimate to be critical if it requires difficult, subjective or complex judgments, and is material to the portrayal of financial condition, changes in financial condition or results of operations. The accounting policies and estimates that our management considers most critical are: estimation of reserves specifically related to insurance, tax and legal contingencies; valuation of long-lived assets; stock-based compensation; accounting for leases and hedge accounting. The selection, application and disclosure of the critical accounting policies and estimates have been reviewed by the Audit Committee of the Board of Directors.

Estimation of Reserves

The amount of liability we record for claims related to insurance, tax and legal contingencies requires us to make judgments about the amount of expenses that will ultimately be incurred. We use history and experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, we assess the potential liability related to various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position or liquidity.

We are self-insured for certain losses related to workers’ compensation claims, property losses and general liability matters. We also have a self-insured health program administered by a third party covering the majority of the employees that participate in our health insurance programs. We estimate the amount of reserves for all the insurance programs discussed above at the end of each reporting period. This estimate is primarily based on information provided by independent third-party actuaries. The information includes historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in the insurance reserves at December 28, 2008, would have affected our net income by approximately $1.0 million for the fiscal year ended December 28, 2008. We are insured through third-party insurance carriers for certain losses related to workers’ compensation, general liability, property and other liability claims, with deductibles of up to approximately $0.1 million to $0.4 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in the consolidated financial statements based on the estimate of current probable tax exposures. We recognize uncertain income tax positions based on the assessment of whether the tax position was more likely than not to be sustained on audit, using the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, the estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

Additionally, from time to time we are involved with governmental inquiries, legal proceedings and other claims that are incidental to the conduct of our business which are brought about by customers, employees and others involved in operational issues common to the entertainment and food industries. When a contingency involving uncertainty as to a possible loss occurs (“contingent liability”), reserves are established based on our best estimates of the potential liability in these matters. Our estimates of contingent liability are developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies in light of specific events and circumstances including settlement discussions with respect to ongoing legal matters and court rulings in relevant, but unrelated, proceedings. Our management reviews the contingent liability reserves periodically, and loss reserves may be increased or decreased in the future to reflect further developments.

Although we believe that our assessments of tax and contingent liability reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as historical negative cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. We assess the recoverability of property and equipment by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to their respective carrying amounts. If factors indicate that the carrying amount may not be recoverable, we may recognize an impairment loss equal to the amount by which the carrying amount exceeds its estimated fair value. Fair value is determined by discounting expected future cash flows using a weighted average cost of capital commensurate with the risk or the availability of other market information.

Impairment losses, if any, are recorded in the period in which we determine that impairment occurred. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset unless written down to salvage value, at which time depreciation ceases.

The impairment calculation requires us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives, salvage values and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Stock-Based Compensation

We have historically granted certain stock-based compensation awards to employees and directors in the form of stock options and restricted stock. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), at the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests.

We determine the fair value of all stock-based compensation awards as of the measurement date (i.e. grant date), which is the first date on which we know with finality both (1) the number of shares an individual employee is entitled to receive and (2) the award price. We use all available evidence to determine the measurement date. For awards granted after 2005, this is the date that the Board of Directors or the Compensation Committee of the Board of Directors meets and approves the granting of a stock-based award.

Restricted stock is valued at the closing market price of our common stock on the date of grant. The fair value of stock options were estimated using the Black-Scholes option-pricing model, which requires management to apply judgment and use highly subjective assumptions of factors required to be input into the model, including estimating the length of time that individuals will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term, and dividend yield and risk-free interest rates. We used historical data and judgment to estimate the expected term and the stock price volatility. Effective during the 2006 fiscal year, we discontinued granting stock options; however we continue to recognize compensation expense for option awards previously granted to employees and non-employee directors based on the fair values used for the pro forma disclosures previously required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

SFAS 123(R) requires the recognition of stock-based compensation only for awards that vest and the accrual of period compensation cost be based on an estimated number of awards that are expected to vest. Therefore, we estimate at the date of grant a rate representing the number of non-vested awards expected to be forfeited by individuals that may not complete the requisite service period and apply an estimated forfeiture rate assumption to adjust compensation cost. The forfeiture rate assumption is based on our historical experience of award forfeitures, and as necessary, is adjusted for certain events that are not expected to recur during the expected term of the award.

While the assumptions that have been developed are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated rate of forfeiture, we may record an adjustment to the financial statements in future periods.

Accounting for Leases

We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is in our sole discretion and can be reasonably assured due to the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the renewal period or economic life of the asset.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of long-lived assets, and it may result in the reversal of deferred rent balances that assumed higher rent payments in renewal periods that were never ultimately exercised by us.

Hedge Accounting

We account for derivative instruments utilizing the guidance set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and its amendments and interpretations, which requires the recognition of all derivative instruments as either an asset or a liability on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship, and further, on the type of hedging relationship (fair value or cash flow hedge). To qualify for designation in a hedging relationship, specific criteria provided in SFAS 133 must be met and appropriate documentation maintained. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portions of the changes in fair value of the derivative instrument are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income” and are recognized in the Consolidated Statements of Earnings in the same period or periods during which the hedged item affects earnings. If the total cumulative change in fair value of the derivative instrument exceeds the cumulative change in the present value of expected future cash flows of the hedged item, the excess representing the ineffective portion of the change in fair value of derivative instrument, will be recorded immediately in earnings.

We formally document at the inception of the hedge, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. We formally assess, both at inception and at least quarterly thereafter, whether derivative instruments used in a cash flow hedge transaction are highly effective in offsetting changes in cash flows of the hedged item. If we determine that it is no longer probable that a hedge transaction will occur, or the derivative instrument ceases to be a highly effective hedge, we would discontinue hedge accounting and any unrealized gains or losses included in accumulated other comprehensive income would be recognized immediately in earnings.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are effective for us in the first quarter of 2009 and we are currently evaluating the impact with respect to our interest rate swap contract.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The deferral provided by FSP 157-2 applies to our measurement of property and equipment at fair value made in connection with periodic impairment assessments. Our adoption of SFAS 157 in the first quarter of fiscal year 2009, as it relates to our impaired long-lived assets, has not had a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which establishes new guidance for how business combinations are accounted for in the acquirer’s financial statements. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008, which is our 2009 fiscal year that began December 29, 2008. We will apply SFAS 141(R) in the event of a future business combination.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling ownership interest in a subsidiary (minority interest). SFAS 160 clarifies that a minority interest in a subsidiary should be reported as a separate component of equity in the parent’s financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is our 2009 fiscal year that began December 29, 2008. Our adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to interest rate, commodity price and foreign currency market risks.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at December 28, 2008 had borrowings outstanding of $401.9 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $251.9 million of variable rate debt as of December 28, 2008. After giving effect to the swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at December 28, 2008, would increase our annual interest expense by approximately $2.5 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 6% of the unit cheese price as of December 28, 2008) would have been approximately $0.8 million for fiscal 2008. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 20% of the unit dough price as of December 28, 2008) would have been approximately $1.5 million for fiscal 2008.

Foreign Currency Risk

As of December 28, 2008 we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During 2008, our Canada stores represented approximately 2.6% of our operating income. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during 2008 would have reduced our reported operating income by approximately $0.2 million.

ITEM 8.	Financial Statements and Supplementary Data

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. We also have audited the Company’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 20, 2009

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 28, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$17,769	$18,373
Accounts receivable	31,734	18,176
Inventories	14,184	15,533
Prepaid expenses	11,192	11,352
Deferred tax asset	3,878	3,585

Total current assets	78,757	67,019

Property and equipment, net	666,443	668,390
Other noncurrent assets	2,240	2,484

Total assets	$747,440	$737,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$806	$756
Accounts payable	37,116	40,209
Accrued expenses	33,716	27,625
Unearned revenues	7,575	6,437
Accrued interest	3,457	3,878
Derivative instrument liability	3,830	—

Total current liabilities	86,500	78,905

Long-term debt, less current portion	413,252	329,119
Deferred rent	76,617	73,995
Deferred tax liability	23,396	24,760
Accrued insurance	11,190	8,435
Derivative instrument liability	3,097	—
Accrued income taxes	4,802	4,686

Total liabilities	618,854	519,900

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 59,860,722 and 58,874,737 shares issued, respectively	5,986	5,887
Capital in excess of par	398,124	374,376
Retained earnings	641,220	584,726
Accumulated other comprehensive income	(1,892)	7,011
Less treasury stock, at cost; 37,169,265 and 32,258,224 shares, respectively	(914,852)	(754,007)

Total stockholders’ equity	128,586	217,993

Total liabilities and stockholders’ equity	$747,440	$737,893

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006
REVENUES
Food and beverage sales	$409,895	$405,740	$411,080
Entertainment and merchandise sales	400,798	375,925	358,161

Company store sales	810,693	781,665	769,241
Franchise fees and royalties	3,816	3,657	3,312

Total revenues	814,509	785,322	772,553

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of labor expenses, depreciation and amortization shown separately below)	96,891	93,693	89,650
Cost of entertainment and merchandise (exclusive of labor expenses, depreciation, and amortization shown separately below)	34,525	32,720	32,158

	131,416	126,413	121,808
Labor expenses	223,331	214,147	210,010
Depreciation and amortization	74,805	70,701	64,292
Rent expense	65,959	63,734	60,333
Other store operating expenses	119,990	113,789	106,025

Total company store operating costs	615,501	588,784	562,468
Advertising expense	34,736	30,651	32,253
General and administrative expenses	55,970	51,705	53,037
Asset impairments	282	9,638	3,910

Total operating costs and expenses	706,489	680,778	651,668

Operating income	108,020	104,544	120,885
Interest expense, net	17,389	13,170	9,508

Income before income taxes	90,631	91,374	111,377
Income taxes	34,137	35,453	43,120

Net income	$56,494	$55,921	$68,257

Earnings per share:
Basic	$2.43	$1.81	$2.09
Diluted	$2.37	$1.76	$2.04
Weighted average shares outstanding:
Basic	23,270	30,922	32,587
Diluted	23,793	31,694	33,465

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Fiscal Years 2006, 2007 and 2008

(in thousands, except share information)

	Common Stock		Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2006	56,115,658	$5,612	$314,439	$463,178	$2,446	22,499,815	$(442,492)	$343,183
Net income	—	—	—	68,257	—	—	—	68,257
Foreign currency translation adjustments, net of income taxes of $22	—	—	—	—	(78)	—	—	(78)

Comprehensive income								68,179

Stock-based compensation costs	—	—	5,801	—	—	—	—	5,801
Stock options exercised	349,323	35	7,954	—	—	—	—	7,989
Restricted stock issued, net of forfeitures	240,877	24	(24)	—	—	—	—	—
Tax benefit from stock options exercised	—	—	373	—	—	—	—	373
Treasury stock reserved for 401(k) plan	(100,000)	(10)	(3,786)	—	—	(100,000)	3,796	—
Common stock issued under 401(k) plan	13,442	1	455	—	—	—	—	456
Purchases of treasury stock	—	—	—	—	—	1,959,635	(66,775)	(66,775)

Balance at December 31, 2006	56,619,300	5,662	325,212	531,435	2,368	24,359,450	(505,471)	359,206
Net income	—	—	—	55,921	—	—	—	55,921
Foreign currency translation adjustments, net of income taxes of $707	—	—	—	—	4,643	—	—	4,643

Comprehensive income								60,564

Cumulative effect adjustment of adopting FIN 48 (see Note 1)	—	—	—	(2,630)	—	—	—	(2,630)
Stock-based compensation costs	—	—	4,509	—	—	—	—	4,509
Stock options exercised	2,049,686	205	45,052	—	—	—	—	45,257
Restricted stock issued, net of forfeitures	194,227	19	(19)	—	—	—	—	—
Tax shortfall from stock options exercised and restricted stock	—	—	(845)	—	—	—	—	(845)
Restricted stock returned for taxes	(308)	—	(8)	—	—	11,437	(479)	(487)
Common stock issued under 401(k) plan	11,832	1	475	—	—	—	—	476
Purchases of treasury stock	—	—	—	—	—	7,887,337	(248,057)	(248,057)

Balance at December 30, 2007	58,874,737	5,887	374,376	584,726	7,011	32,258,224	(754,007)	217,993
Net income	—	—	—	56,494	—	—	—	56,494
Change in fair value of cash flow hedge, net of income taxes of $2,968	—	—	—	—	(4,842)	—	—	(4,842)
Hedging loss realized in earnings, net of income taxes of $335	—	—	—	—	547	—	—	547
Foreign currency translation adjustments, net of income taxes of $646	—	—	—	—	(4,608)	—	—	(4,608)

Comprehensive income								47,591

Stock-based compensation costs	—	—	6,173	—	—	—	—	6,173
Stock options exercised	671,311	67	19,102	—	—	—	—	19,169
Restricted stock issued, net of forfeitures	324,967	33	(33)	—	—	—	—	—
Tax shortfall from stock options exercised and restricted stock	—	—	(1,008)	—	—	—	—	(1,008)
Restricted stock returned for taxes	(31,243)	(3)	(1,028)	—	—	—	—	(1,031)
Common stock issued under 401(k) plan	20,950	2	542	—	—	—	—	544
Purchases of treasury stock	—	—	—	—	—	4,911,041	(160,845)	(160,845)

Balance at December 28, 2008	59,860,722	$5,986	$398,124	$641,220	$(1,892)	37,169,265	$(914,852)	$128,586

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,494	$55,921	$68,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,445	71,919	65,392
Deferred income taxes	580	15,079	(8,085)
Stock-based compensation expense	5,980	4,384	5,601
Deferred lease rentals	479	2,826	1,972
Deferred debt financing costs	281	130	—
Loss on asset disposals, net	2,527	14,465	10,254
Other adjustment	(132)	—	—
Contributions received from landlords	3,068	2,720	4,600
Changes in operating assets and liabilities:
Accounts receivable	(14,327)	(620)	(666)
Inventories	1,275	2,763	(4,637)
Prepaid expenses	1,417	(3,142)	(328)
Accounts payable	2,415	4,264	(558)
Accrued expenses	7,298	(1,466)	907
Unearned revenues	1,134	1,231	810
Accrued interest	(421)	1,355	364
Income taxes payable	669	(9,087)	5,719

Net cash provided by operating activities	144,182	162,742	149,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,790)	(109,066)	(115,810)
Disposition of property, plant and equipment, net	2,362	—	66
Other investing activities	(50)	419	228

Net cash used in investing activities	(85,478)	(108,647)	(115,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	132,550	205,800	71,000
Payments on long-term debt and line of credit	(48,254)	(57,885)	(40,522)
Payments of debt financing costs	—	(1,184)	—
Exercise of stock options	19,170	45,257	7,989
Excess tax benefit from exercise of stock options	389	2,016	373
Restricted shares returned for taxes	(1,031)	(487)	—
Treasury stock acquired	(160,845)	(248,057)	(66,775)
Other financing activities	(13)	510	(27)

Net cash used in financing activities	(58,034)	(54,030)	(27,962)

Effect of foreign exchange rate changes on cash	(1,274)	—	—

Change in cash and cash equivalents	(604)	65	6,124
Cash and cash equivalents at beginning of period	18,373	18,308	12,184

Cash and cash equivalents at end of period	$17,769	$18,373	$18,308

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,542	$10,721	$9,168
Income taxes paid, net	$46,696	$27,016	$45,106
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs in accounts payable	$5,393	$10,335	$7,344
Investment in capital leases	$—	$—	$1,735
Restricted stock issued, net of estimated forfeitures	$8,240	$7,036	$7,114
Common stock issued under 401(k) plan	$544	$476	$456
Treasury stock retired and reserved for 401(k) plan	$—	$—	$3,796

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s® family dining and entertainment centers (also referred as “stores”) in a total of 48 states and six foreign countries or territories. As of December 28, 2008, the Company operated 495 Chuck E. Cheese’s located in 44 states and Canada and its franchisees operated a total of 46 stores located in the United States, Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.

Basis of Presentation: The consolidated financial statements include the accounts of the Company and also include the accounts of the International Association of CEC Entertainment, Inc. (the “Association”), an entity in which we have variable interests and we are considered the primary beneficiary.

The Association primarily represents an advisory council consisting of a board of directors composed of an equal number of members appointed by us and elected by our franchisees, respectively, which among other responsibilities, oversees expenditures from advertising, entertainment, and media funds of the Association. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements because we are considered the primary beneficiary of its variable interests as a result of our ownership of more than 90% of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities and operating results of the Association were not material to our consolidated financial statements.

All intercompany accounts and transactions have been eliminated in consolidation. We have only one reportable segment.

Revisions to Financial Statement Presentation: We revised the presentation in our Consolidated Statements of Earnings to disaggregate Company store sales into separate amounts for “Food and beverage sales” and “Entertainment and merchandise sales” and to also present separate corresponding amounts for the cost related to each of these revenue captions. This revision had no impact on previously reported total revenues, total cost of food and beverage and entertainment and merchandise, operating income, net income, stockholders’ equity, comprehensive income, or cash flows from operating activities.

Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2008, 2007 and 2006 are for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. Fiscal year 2008, 2007 and 2006 each consisted of 52 weeks.

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

Cash and Cash Equivalents: Cash and cash equivalents are comprised of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the date of purchase by us.

Inventories: Inventories of food, beverages, merchandise, paper products, and other supplies needed for our food service and entertainment operations are stated at the lower of cost on a first-in, first-out basis or market.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations using the straight-line method over the assets’ estimated useful lives, which generally range from four to 12 years for game and ride equipment, with the exception of non-technical play equipment which have estimated useful lives ranging from 15 to 20 years; four to 20 years for furniture, fixtures and other equipment and 40 years for buildings. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term, including lease renewal option periods provided for in the lease that are reasonably assured, or the estimated useful lives of the related assets. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured of being exercised) when estimating the depreciable lives of leasehold improvements, in determining straight-line rent expense and classification of our leases as either operating or capital. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued):

We evaluate property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of property and equipment by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to their respective carrying amounts. If factors indicate that the carrying amount may not be recoverable, we may recognize an impairment loss equal to the amount by which the carrying amount exceeds the estimated discounted future operating cash flows of the asset, which approximates its fair value. We report such non-cash impairment charges in “Asset impairments” on the Consolidated Statements of Earnings.

Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves provided by independent third-party actuaries. To limit our exposure to losses, we obtain third-party insurance coverage with deductibles of up to approximately $0.1 million to $0.4 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Comprehensive Income: We report comprehensive income, consisting of net income and certain changes in stockholders’ equity which are excluded from net income (referred to as “Other comprehensive income”) on the Consolidated Statements of Changes in Stockholders’ Equity. The components of other comprehensive income in 2008 included the change in fair value of our interest rate swap contract and foreign currency translation adjustments. The components of other comprehensive income in 2007 and 2006 included foreign currency translation adjustments. Other comprehensive income is recorded directly to accumulated other comprehensive income, a separate component of shareholders’ equity.

Foreign Currency Translation: The consolidated financial statements are presented in U.S. dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of other comprehensive income. The effect of foreign currency exchange rate changes on cash is reported on the Consolidated Statements of Cash Flows as a separate component of the reconciliation of the change in cash and cash equivalents during the period.

Derivative Instruments and Hedging Activities: We account for derivative instruments utilizing the guidance set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and its amendments and interpretations, which requires the recognition of all derivative instruments as either an asset or a liability on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portions of the changes in fair value of the derivative instrument are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income” and are recognized in the Consolidated Statements of Earnings in the same financial statement line item associated with the forecasted transaction when the hedged item affects earnings. Ineffective portions of the changes in the fair value of cash flow hedges are recognized in earnings. We assess, both at inception and at least quarterly thereafter, whether derivative instruments used in a cash flow hedge transaction are highly effective in offsetting changes in cash flows of the hedged item. If we determine that it is no longer probable that a hedge transaction will occur, or the derivative instrument ceases to be a highly effective hedge, we would discontinue hedge accounting and any unrealized gains or losses included in accumulated other comprehensive income are recognized immediately in earnings.

Fair Value Measurements: We perform fair value assessments of certain assets and liabilities, including an interest rate swap contract and our impaired long-lived assets. Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), as amended, clarifies how fair value measurements should be determined for financial reporting purposes and provides for expanded disclosure about assets and liabilities measured at fair value in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 prescribes a three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value, as follows:

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

In the first quarter of 2008, we adopted SFAS 157 as it relates to financial assets and liabilities measured on a recurring basis. Our adoption of this Statement did not have an impact on our consolidated financial statements. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FSP 157-3 which clarifies the application of SFAS 157 to a financial asset when the market for that asset is not active and illustrates how an entity determines fair value when the market for a financial asset is inactive. FSP 157-3, which was effective upon issuance, did not have an impact on our consolidated financial statements.

As of December 28, 2008, the fair value of our interest rate swap contract was a liability of approximately $6.9 million (Level 2). Additional disclosure required by SFAS 157, as it relates to our interest rate swap contract, is included in Note 7 “Derivative Instrument.” We do not have any material Level 1 or Level 3 fair value measurements as of December 28, 2008.

In February 2008, the FASB issued FSP No. 157-2 which deferred the effective date of SFAS 157, as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The deferral provided by FSP 157-2 applies to our measurement of property and equipment at fair value made in connection with periodic impairment assessments. Our adoption of SFAS 157 in the first quarter of fiscal year 2009, as it relates to our impaired long-lived assets, has not had a material impact on our consolidated financial statements.

Financial Instruments: The carrying amount of our long-term debt approximates its fair value based upon the interest rates charged on instruments with similar terms and risks.

Stock-Based Compensation: We recognize stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and expense the fair value of all stock-based awards to employees, including grants of employee stock options, in the financial statements over the period that services are required to be provided in exchange for the award (“requisite service period” or “vesting period”). Stock-based compensation is recognized only for awards that vest and our accrual of compensation cost is based on the estimated number of awards expected to vest. Therefore, we estimate at the date of grant a rate representing the number of non-vested awards expected to be forfeited by individuals that may not complete the requisite service period and apply an estimated forfeiture rate assumption to adjust compensation cost. As awards vest, we adjust compensation cost to reflect actual forfeitures. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. In 2006, we discontinued the granting of stock options, however we measured the fair value of compensation cost related to previously issued stock options using the Black-Scholes option-pricing model which requires the input of subjective assumptions including estimating the length of time that employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term, and dividend yield and risk-free interest rates.

The benefits of tax deductions in excess of the compensation cost recognized from exercised stock options is classified as cash inflows from financing activities in the Consolidated Statements of Cash Flows.

Revenue recognition – Company Store Activities: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens are purchased by customers and we accrue a liability for the estimated amount of unused tokens which may be redeemed in the future. We allocate the revenue recognized from the sale of value-priced combination packages consisting of food, beverage and game tokens (and in some instances, merchandise) between “Food and beverage sales” and “Entertainment and merchandise sales” based upon our best estimate of each component’s fair value, which we typically determine as the price charged for each component when it is sold separately. We sell gift cards to our customers in our stores, through our Web site and through selected third parties. Gift card sales are recorded as an unearned gift card revenue liability when sold and are recognized as revenue when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Gift card breakage is determined based upon historical redemption patterns of our gift cards; however, because we do not have sufficient historical information regarding such redemption patterns, we have not recognized any material revenue from gift card breakage in our Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued):

Revenue Recognition – Franchise Activities: Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Franchise fees”) received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Franchise fees included in revenues were approximately $0.4 million, $0.2 million, and $0.1 million in 2008, 2007 and 2006, respectively.

Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes the direct cost of food and beverage sold to our customers and related paper products used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items, during the period. These amounts exclude any allocation of other operating costs including labor and related costs for store personnel and depreciation and amortization expense.

Vendor Rebates: We receive rebate payments primarily from a single third-party vendor. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendor, rebates are provided based on the quantity of the vendor’s products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendor’s products, and in accordance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the allowances are recognized in “Cost of food and beverage” in the Consolidated Statements of Earnings when the related inventory is sold.

Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. The difference between actual rent payments and rent expense in any period is recorded as a deferred rent liability in the Consolidated Balance Sheets. Construction allowances received from the lessor as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are accrued as a deferred rent credit in the period construction is completed and the store opens. Landlord contributions are amortized on a straight-line basis over the lease term as a reduction to rent expense.

Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred. As of December 28, 2008 and December 30, 2007, capitalized production costs of approximately $1.0 million and $0.8 million, respectively, were included in “Prepaid expenses” on the Consolidated Balance Sheets.

We utilize an Advertising Fund to administer all the national advertising programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As the contributions to this fund are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions. We consolidate the Advertising Fund into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses. Contributions to the Advertising Fund from our franchisees were approximately $2.1 million, $2.1 million, and $2.2 million in 2008, 2007 and 2006, respectively.

Debt Financing Costs: We capitalize direct costs incurred to obtain long-term financing or establishment of credit facilities. These costs are included in “Other noncurrent assets” on the consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the related debt. In the case of debt refinancing or amending of a credit agreement, previously capitalized debt financing costs are expensed if we determine there has been a substantial modification of the related borrowing arrangement. As of December 28, 2008 and December 30, 2007, debt financing costs of approximately $1.1 million and $1.3 million, respectively, were included in “Other noncurrent assets.”

Income Taxes: We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is applied against net deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on undistributed income from our Canadian subsidiary, as such, earnings are considered to be permanently invested.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued):

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability (“unrecognized tax benefit”) is recorded. Refer to Note 9 “Income Taxes” for further discussion of our adoption of FIN 48.

Recent Accounting Pronouncements: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are effective for us in the first quarter of 2009 and we are currently evaluating the impact with respect to our interest rate swap contract.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which establishes new guidance for how business combinations are accounted for in the acquirer’s financial statements. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008, which is our 2009 fiscal year that began December 29, 2008. We will apply SFAS 141(R) in the event of a future business combination.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling ownership interest in a subsidiary (minority interest). SFAS 160 clarifies that a minority interest in a subsidiary should be reported as a separate component of equity in the parent’s financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is our 2009 fiscal year that began December 29, 2008. Our adoption of this statement did not have a material impact on our consolidated financial statements.

2. Accounts Receivable:

Accounts receivable consisted of the following:

	At Year End
	2008	2007
	(in thousands)
Trade receivables	$4,323	$6,858
Vendor rebates	7,626	6,740
Lease incentives	1,687	1,917
Reinsurance programs	3,499	1,314
Income taxes receivable	12,658	—
Other accounts receivable	1,941	1,347

	$31,734	$18,176

Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. Other accounts receivable consist primarily of amounts due from our franchisees.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories:

Inventories consisted of the following:

	At Year End
	2008	2007
	(in thousands)
Food and beverage	$4,400	$5,019
Entertainment and merchandise	9,784	10,514

	$14,184	$15,533

Food and beverage inventories include paper products needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for skill oriented games that may also be sold to our customers, and include supplies needed for our entertainment operations.

4. Property and Equipment:

Property and equipment consisted of the following:

	At Year End
	2008	2007
	(in thousands)
Land	$43,831	$45,255
Buildings	98,243	93,222
Leasehold improvements	481,646	454,869
Game and ride equipment	237,400	219,376
Furniture, fixtures and other equipment	211,050	196,548
Property leased under capital leases (Note 8)	15,862	16,031

	1,088,032	1,025,301
Less accumulated depreciation	(429,491)	(369,725)

Net property and equipment in service	658,541	655,576
Construction in progress	7,902	12,814

	$666,443	$668,390

Property leased under capital leases as of December 28, 2008 and December 30, 2007 primarily consisted of buildings for our store locations.

Total depreciation and amortization expense was approximately $75.4 million, $71.9 million and $65.4 million in 2008, 2007 and 2006, respectively (approximately $0.6 million, $1.2 million and $1.1 million in 2008, 2007 and 2006, respectively, was recorded in “General and administrative expenses”). Interest costs capitalized in connection with the construction of new stores were not material in 2008 and were approximately $0.1 million in 2007 and 2006, respectively.

Sale of TJ Hartford’s

In April 2008, we sold substantially all of the property and equipment related to our former TJ Hartford’s Grill and Bar (“TJ Hartford’s”) casual dining restaurant. Assets consisting primarily of land, a building and fixtures and equipment with a net carrying amount of approximately $1.3 million were sold for cash proceeds of approximately $2.1 million. In connection with this sale, we recognized a $0.8 million gain included in “Other operating expenses” in the Consolidated Statements of Earnings.

Asset Impairments

In 2008, we recorded total asset impairment charges of $0.3 million consisting of a $0.1 million charge related to a previously impaired store and a $0.2 million charge pertaining to a store we decided to close prior to the end of its expected lease term.

In 2007, we recorded total asset impairment charges of $9.6 million of which approximately $2.3 million related to our decision to close one store. We also recognized asset impairment charges of approximately $7.3 million related to five other stores we continue to operate.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment (continued):

In 2006, we recorded asset impairment charges of approximately $3.9 million related to five stores we continue to operate.

Asset impairments represent adjustments we record to write down the carrying amount of the property and equipment at our stores to their estimated fair value. During 2008, 2007 and 2006, we determined that the affected stores had been adversely impacted by economic and competitive factors in the markets in which the stores are located. Due to the negative impact of these factors, we determined that the forecasted cash flows for the stores were insufficient to recover the carrying amount of their assets and, as a result, an impairment charge was necessary because the estimated fair value of the stores’ long-lived assets had declined below their carrying amounts.

5. Accrued Expenses:

Accrued expenses consisted of the following:

	At Year End
	2008	2007
	(in thousands)
Current:
Salaries and wages	$14,040	$10,004
Insurance	8,096	7,800
Taxes, other than income	8,133	6,606
Other accrued operating expenses	3,447	3,215

	$33,716	$27,625

Non-current:
Insurance	$11,190	$8,435

Accrued insurance liabilities represent estimated claims incurred but unpaid under our self-insured retention programs for general liability, workers’ compensation, health benefits and certain other insured risks.

6. Long-Term Debt:

Long-term debt consisted of the following:

	At Year End
	2008	2007
	(in thousands)
Revolving credit facility borrowings	$401,850	$316,800
Obligations under capital leases (Note 8)	12,208	13,075

	414,058	329,875
Less current portion	(806)	(756)

	$413,252	$329,119

We have a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of December 28, 2008, there were $401.9 million of borrowings and $9.4 million of letters of credit outstanding but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of December 28, 2008, borrowings under the credit facility incurred interest at LIBOR (0.46%—2.17%) plus 1.00% or prime (3.25%). The total weighted average interest rate applied to outstanding borrowings under the credit facility was 2.56% at December 28, 2008 and 4.70% at December 30, 2007. A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

The weighted average interest rate incurred on borrowings under our revolving credit facility was 3.9%, 6.3% and 5.6% in 2008, 2007 and 2006, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued):

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of December 28, 2008, we were in compliance with these covenants.

7. Derivative Instrument:

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate debt to a fixed interest rate. The principal objective of the swap contract is to mitigate the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt and to reduce our exposure to adverse interest rate changes. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

We have designated the swap contract as a cash flow hedge in accordance with SFAS 133. Accordingly, changes in its fair value that are considered to be effective are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings consistent with when the variable interest rate of the debt affects earnings. We assess whether the swap contract is highly effective in offsetting the changes in cash flows on the hedged debt based on a comparison of cumulative changes in fair value of the swap to the total change in future cash flows on the notional amount of debt. If the total cumulative change in fair value of the swap contract more than offsets the cumulative change in the present value of expected future cash flows of the hedged debt, the difference is considered hedge ineffectiveness and will be recorded immediately in earnings.

As of December 28, 2008, the estimated fair value of the swap contract was a liability of approximately $6.9 million, composed of a $3.8 million current and a $3.1 million noncurrent derivative instrument liability. We expect that approximately $2.4 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of December 28, 2008 will be realized in earnings as additional interest expense within the next 12 months. There were no ineffective gains or losses recognized in 2008.

Fair Value Measurement

Our interest rate swap contract is not traded on a public exchange, therefore its fair value is determined using the present value of expected future cash flows arising from the contract which approximates an amount to be received from or paid to a market participant in settlement of this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies:

Leases

We lease certain store locations and related property and equipment under operating and capital leases. All leases require us to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 10 to 20 years with various renewal options.

Scheduled annual maturities of the obligations for capital and operating leases as of December 28, 2008 are as follows:

Fiscal Years	Capital	Operating
	(in thousands)
2009	$1,683	$66,849
2010	1,683	66,396
2011	1,683	66,558
2012	1,600	65,478
2013	1,586	63,872
Thereafter	9,970	474,754

Minimum future lease payments	18,205	$803,907

Less amounts representing interest (interest rates from 6.00% to 16.63%)	(5,997)

Present value of future minimum lease payments	12,208
Less current portion	(806)

Long-term capital lease obligation	$11,402

Rent expense, including contingent rent based on a percentage of sales when applicable, was comprised of the following:

	Fiscal Year
	2008	2007	2006
	(in thousands)
Minimum rentals	$66,599	$64,476	$61,312
Contingent rentals	321	280	373

	$66,920	$64,756	$61,685

Rent expense of approximately $1.0 million in 2008, 2007 and 2006 related primarily to our corporate office and warehouse facilities and was recorded among “General and administrative expenses” in the Consolidated Statements of Earnings.

Legal Proceedings

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (continued):

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement. We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement is subject to both preliminary and final approval by the court. Although no hearing dates have been set yet, we expect the court to hear argument on the parties’ joint motion for preliminary approval of class action settlement in February or March 2009. If the court grants preliminary approval of the tentative settlement, we will commence efforts to administer the settlement to approximately 17,000 current and former employees in the class. The terms of the tentative settlement are not expected to have a material adverse effect on our financial condition or results of operations.

On July 25, 2008, a purported class action lawsuit against us, entitled Liendo, et al., v. CEC Entertainment, Inc., Cause No. BC395195 (“Liendo Litigation”), was filed in the Superior Court of California, Los Angeles County. We received service of process on July 28, 2008. The Liendo Litigation was filed by two alleged customers of our Chuck E. Cheese’s stores in California purporting to represent all mobility impaired/wheelchair bound individuals in the State of California who were allegedly denied the full and equal enjoyment of goods, services, programs, facilities, privileges, advantages, or accommodations in violation of the Americans With Disabilities Act, 42 U.S.C. Section 12181 and California state laws. We removed the case to the United States District Court for the Central District of California on August 25, 2008. The Liendo plaintiffs seek injunctive relief, statutory damages and attorneys’ fees and costs. Throughout the months of November and December 2008, we engaged in informal settlement negotiations with the named plaintiffs in the lawsuit and finalized a settlement with these individuals on December 31, 2008. The settlement’s terms did not have a material adverse effect on our financial condition or results of operations.

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (continued):

Contingent Liabilities

From time to time we are involved with governmental inquiries, legal proceedings and other claims that are incidental to the conduct of our business. These matters typically involve claims from customers, employees and others involved in operational issues common to the entertainment and food industries. A number of such claims may exist at any given time. In the opinion of our management, none of the claims or proceedings to which we are currently a party to is expected to have a material adverse affect on our financial condition, results of operations or cash flows. When a contingency involving uncertainty as to a possible loss occurs (“contingent liability”), an estimate of such loss contingency may be accrued as a charge to income and a reserve established on the balance sheet. As of December 28, 2008, we accrued $1.3 million in aggregate loss contingencies, based on management’s assessment of the appropriate contingent liability as of that date. In light of all information known, we believe that amounts accrued for such contingencies are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material effect on our results of operations in the period during which the underlying matters are resolved. Management reviews reserves periodically, and the contingent loss reserve may be increased or decreased in the future to reflect further developments.

9. Income Taxes:

The components of income tax expense are as follows:

	Fiscal Year
	2008	2007	2006
	(in thousands)
Current tax expense (benefit):
Federal	$25,969	$13,325	$44,086
State	5,577	1,192	4,597
Foreign	(260)	515	1,124
Tax expense from exercise of stock options	2,271	5,342	1,398

	33,557	20,374	51,205
Deferred tax expense (benefit):
Federal	402	12,144	(6,671)
State	(431)	2,725	(829)
Foreign	609	210	(585)

	580	15,079	(8,085)

Income tax expense	$34,137	$35,453	$43,120

A reconciliation of the 35% federal statutory income tax rate to the effective tax rates is as follows:

	Fiscal Year
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.2	3.5
Income tax credits	(1.3)	(1.2)	(0.6)
Other	0.3	1.8	0.8

Effective tax rate	37.7%	38.8%	38.7%

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (continued):

Deferred income tax assets and liabilities consisted for the following:

	At Year End
	2008	2007
	(in thousands)
Deferred tax assets:
Accrued vacation	$1,489	$1,427
Unearned gift cards	2,484	2,085
Deferred rent	24,000	20,707
Stock-based compensation	6,121	7,542
Unearned franchise fees	332	383
Insurance	7,121	6,015
Asset impairments	8,556	7,851
Other	4,535	308

Gross deferred tax assets	54,638	46,318

Deferred tax liabilities:
Depreciation	(73,150)	(67,375)
Foreign	(1,006)	(118)

Gross deferred tax liabilities	(74,156)	(67,493)

Net deferred tax liability	$(19,518)	$(21,175)

Amounts reported on consolidated balance sheets:
Current deferred tax asset	$3,878	$3,585
Non-current deferred tax liability	(23,396)	(24,760)

	$(19,518)	$(21,175)

On January 1, 2007, we adopted the provisions of FIN 48 (see Note 1 “Summary of Significant Accounting Policies—Income Taxes”) and recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability is recorded.

As a result of the implementation of FIN 48, we recognized a $2.6 million increase in our liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of the adoption, including the increase in liability noted above, we had approximately $13.7 million of unrecognized tax benefits.

As of December 28, 2008 and December 30, 2007, we had approximately $5.0 million and $10.9 million, respectively of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2008	2007
	(in thousands)
Balance at beginning of period	$10,893	$13,742
Additions for tax positions related to the current year	520	827
Increases for tax positions of prior years	426	549
Decreases for tax positions of prior years	(132)	(3,892)
Settlement with tax authorities	(6,329)	(190)
Expiration of statute of limitations	(369)	(143)

Balance at end of period	$5,009	$10,893

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (continued):

Included in the balance as of December 28, 2008, are approximately $2.0 million of unrecognized tax benefits that, if recognized, would decrease our provision for income taxes. Other than in connection with federal income tax examinations discussed below, we do not expect our existing unrecognized tax benefits to change significantly within the next twelve months.

In July 2008, the Internal Revenue Service concluded its examination of our 2003 through 2005 tax years. As a result, we agreed to a $6.3 million settlement of certain issues identified in the audit. This amount was fully reserved at December 30, 2007, and payment was made during the third quarter of 2008. The remaining pending issues that arose during the examination total $2.6 million, and we filed an appeal during the third quarter of 2008 with respect to the unresolved matters. We expect to reach a resolution on these matters within the next twelve months, and until such time that these matters are ultimately resolved, these tax years will remain open.

We are subject to the U.S. federal income tax, and file income tax returns in multiple state jurisdictions and in Canada. The U.S. federal tax years 2003 through 2007 are open to audit, with 2003 through 2007 currently under examination. In general, the state tax years open to audit range from 2005 through 2007 and the Canadian tax years open to audit include 2004 through 2007. Within the next twelve months, we expect to resolve the federal income tax examination discussed above, as well as settle or otherwise conclude certain ongoing state income tax audits. As such, it is possible that the unrecognized tax benefits would decrease up to approximately $0.5 million through audit settlement.

We recognize interest related to uncertain tax positions in “Interest expense” and related penalties are included in “General and administrative expenses” on the Consolidated Statements of Earnings. Interest expense related to uncertain tax positions was $1.0 million and $0.7 million in 2008 and 2007, respectively. During 2008, we recognized a net benefit of approximately $0.5 million from a reduction in our estimated penalties related to uncertain tax positions. Penalties expense was $1.9 million in 2007. The total amount of interest and penalties accrued related to uncertain tax positions as of December 28, 2008 and December 30, 2007 was $3.8 million and $5.1 million, respectively.

10. Earnings Per Share:

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

The following table sets forth the computation of EPS, basic and diluted:

	Fiscal Year
	2008	2007	2006
	(in thousands, except per share data)
Net income applicable to common shares	$56,494	$55,921	$68,257

Basic EPS:
Weighted average common shares outstanding	23,270	30,922	32,587

Earnings per common share	$2.43	$1.81	$2.09

Diluted EPS:
Weighted average common shares outstanding	23,270	30,922	32,587
Potential common shares for stock options and restricted stock	523	772	878

Weighted average common and potential common shares outstanding	23,793	31,694	33,465

Earnings per common and potential common shares	$2.37	$1.76	$2.04

Stock options to purchase 998,254 common shares, 813,650 common shares, and 863,851 common shares were not included in the diluted EPS computations in 2008, 2007 and 2006, respectively, because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

11. Stockholders’ Equity:

We have one class of common capital stock, our common stock, as disclosed on the Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity (continued):

Our articles of incorporation authorize our Board of Directors (the “Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights, and certain other rights and preferences as determined by the Board. As of December 28, 2008 and December 30, 2007, there were no shares of Preferred B Stock issued or outstanding.

Stock Repurchase Program

We repurchase shares of our common stock under a plan authorized by the Board. In July 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock. In October 2007, the Board authorized a $200 million increase to the share repurchase authorization; bringing the total authorization to $600 million. The share repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market or in private transactions. We repurchased 4,911,041 shares in 2008, 7,887,337 shares in 2007 and 1,959,635 shares in 2006 at an aggregate purchase price of approximately $160.8 million, $248.1 million and $66.8 million in 2008, 2007 and 2006, respectively. At December 28, 2008, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization.

Accumulated Other Comprehensive Income

The following table summarizes changes in the components of accumulated other comprehensive income, net of taxes:

	Cash Flow Hedge	Foreign Currency	Accumulated Other Comprehensive Income
	(in thousands)
Balance at January 1, 2006	$—	$2,446	$2,446
Foreign currency translation adjustments	—	(78)	(78)

Balance at December 31, 2006	—	2,368	2,368
Foreign currency translation adjustments	—	4,643	4,643

Balance at December 30, 2007	—	7,011	7,011
Net unrealized loss on cash flow hedge	(4,295)	—	(4,295)
Foreign currency translation adjustments	—	(4,608)	(4,608)

Balance at December 28, 2008	$(4,295)	$2,403	$(1,892)

12. Stock-Based Compensation Plans:

We have stock-based compensation plans that include non-statutory stock option plans and restricted stock plans for our employees and non-employee directors. In conjunction with stockholder approval of the restricted stock plans in fiscal year 2006, we discontinued issuing stock options to our employees and non-employee directors.

The fair value of all stock-based awards, less estimated forfeitures, has been recognized in the financial statements over the vesting period. The Consolidated Statements of Earnings for 2008, 2007 and 2006 reflect pretax stock-based compensation expense of $6.0 million, $4.4 million and $5.6 million, respectively, which is included in “General and administrative expenses” on the Consolidated Statements of Earnings. The income tax benefit related to stock-based compensation expense was $2.3 million, $1.7 million and $2.1 million for 2008, 2007 and 2006, respectively. Stock-based compensation cost of approximately $0.2 million, $0.1 million, and $0.2 million was capitalized as property and equipment in 2008, 2007 and 2006, respectively.

Stock Option Plans

We have adopted stock option plans under which 10,781,250 shares may be granted to employees and 437,500 shares may be granted to non-employee directors. Under the terms of our stock option plans, employees and non-employee directors were granted options to purchase our common stock at a price equal to the fair market value of the underlying shares on the date of grant. Options may not be exercised until the employee has been continuously employed at least one year, or the non-employee director has served on the Board of Directors for at least two years, after the date of grant. Stock options granted under the plans vest over periods of one to four years and expire from five to seven years from the date of grant. Options which expire or terminate may be re-granted under the plan. We issue new shares of our common stock when options are exercised. In 2006, we discontinued granting stock options.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans (continued):

The following table summarizes 2008 stock option activity and related information for all plans (except as otherwise noted, not presented in thousands):

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
				(in thousands)
Options outstanding, December 30, 2007	2,779,680	$28.15
Granted	—	—
Exercised	(671,311)	$28.56
Forfeited/cancelled	(127,075)	$33.39

Options outstanding, December 28, 2008	1,981,294	$27.68	1.4	$3,393

Options exercisable, December 28, 2008	1,819,556	$26.88	1.4	$3,393

(1)

Aggregate intrinsic value represents the difference between the closing market price of our common stock on the last day of the fiscal year, which was $23.45 on December 28, 2008, and the exercise price multiplied by the number of options outstanding.

Pursuant to a plan approved by the Board, our executive officers elected in December 2006 to modify the terms of certain outstanding stock options held by them totaling 998,950 shares in order to mitigate certain tax costs associated with Section 409A of the Internal Revenue Code of 1986, as amended, by setting a pre-determined fixed period in which such stock options would be exercised. As of December 28, 2008, outstanding stock options totaling 340,750 shares remained subject to this arrangement, of which unexercised stock options totaling 198,300 shares were cancelled on December 31, 2008 and stock options totaling 142,450 shares will be forfeited if not otherwise exercised by the executive officers prior to December 31, 2009.

Cash proceeds from the exercise of stock options totaled $19.2 million, $45.3 million and $8.0 million in 2008, 2007 and 2006, respectively. Stock options exercised during 2008, 2007 and 2006 had an aggregate intrinsic value (the amount by which the closing market price of our common stock on the date of exercise exceeded the exercise price multiplied by the number of shares) of $5.6 million, $31.8 million and $3.7 million, respectively. As of December 28, 2008, unrecognized pretax stock-based compensation cost related to stock options was $0.2 million which will be recognized over a weighted average remaining vesting period of 0.2 year.

Restricted Stock Plans

We have adopted a restricted stock plan for our employees under which 1,100,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years, subject to the terms of the employee restricted stock plan. We have also adopted a restricted stock plan for our non-employee directors under which 75,000 shares are authorized to be granted before May 1, 2020. Shares awarded under the non-employee directors restricted stock plan provide for a vesting period of four years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares which are forfeited or cancelled may be re-granted under the plan.

The following table summarizes 2008 restricted stock activity for all plans (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding, December 30, 2007	375,794	$35.66
Granted	345,542	$26.74
Vested	(113,595)	$35.01
Forfeited	(20,575)	$31.35

Restricted stock outstanding, December 28, 2008	587,166	$30.69

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans (continued):

In 2007 and 2006, we granted 220,826 and 258,364 shares of restricted stock, respectively, at a weighted average grant date fair value of $38.57 and $32.19 per share, respectively. The total fair value of shares that vested during 2008 and 2007 was $3.6 million and $2.5 million, respectively. There were no shares that vested in 2006. On January 8, 2009, we granted an additional 27,692 shares at a weighted average grant date fair value of $24.78 per share under the non-employee directors restricted stock plan. As of December 28, 2008, unrecognized pretax stock-based compensation cost related to restricted stock awards was $13.7 million which will be recognized over a weighted average remaining vesting period of 1.7 years.

13. Employee Benefit Plan:

We have adopted the CEC 401(k) Retirement and Savings Plan (the “401(k) Plan”), a defined contribution profit sharing plan that allows participants to defer a portion of their annual compensation on a pretax basis. Only non-highly compensated employees, as determined by the Internal Revenue Service, who are at least 18 years of age and who have completed minimum service requirements are eligible to participate in the 401(k) Plan. Each year, at our discretion, we may make an annual contribution to the 401(k) Plan out of our current or accumulated earnings. We made contributions in the form of our common stock of approximately $0.5 million for each of the 2007, 2006 and 2005 plan years. At December 28, 2008, we accrued approximately $0.6 million for our contributions for the 2008 plan year, which will be paid in our common stock during fiscal 2009. At December 28, 2008, 79,507 shares of our common stock remained available for future contributions to the 401(k) Plan.

14. Quarterly Results of Operations (Unaudited):

The following tables summarize our unaudited quarterly results of operations in 2008 and 2007:

	Quarters in Fiscal Year 2008
	March 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 28, 2008
	(in thousands, except per share data)
Food and beverage sales	$124,205	$96,783	$100,309	$88,598
Entertainment and merchandise sales	120,014	94,571	100,569	85,644

Company store sales	244,219	191,354	200,878	174,242
Franchise fees and royalties	957	1,140	1,000	719

Total revenues	245,176	192,494	201,878	174,961
Operating income	55,838	22,541	20,746	8,895
Income before income taxes	52,005	18,478	15,694	4,454
Net income	32,911	11,308	9,901	2,374

Earnings per share:
Basic	$1.28	$0.49	$0.45	$0.11
Diluted	1.26	0.48	0.44	0.11

	Quarters in Fiscal Year 2007
	April 1, 2007	July 1, 2007	Sept. 30, 2007	Dec. 30, 2007
	(in thousands, except per share data)
Food and beverage sales	$121,339	$92,687	$100,412	$91,302
Entertainment and merchandise sales	110,520	86,404	96,207	82,794

Company store sales	231,859	179,091	196,619	174,096
Franchise fees and royalties	1,000	774	862	1,021

Total revenues	232,859	179,865	197,481	175,117
Operating income	54,269	16,563	28,197	5,515
Income before income taxes	51,478	13,698	25,115	1,083
Net income (loss)	32,020	8,548	15,917	(564)

Earnings per share:
Basic	$1.00	$0.27	$0.51	$(0.02)
Diluted	0.95	0.26	0.50	(0.02)

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Results of Operations (Unaudited) (continued):

Quarterly operating results are not necessarily representative of operations for a full year. EPS amounts in each quarter are computed using the weighted average number of shares outstanding during the quarter and may not sum to EPS for the full year, which is computed using the weighted average number of shares outstanding during the full year. This is due to changes in basic and diluted weighted average shares outstanding throughout the year.

Fourth Quarter Adjustments

During the fourth quarter of 2008, we recorded a net $1.7 million reduction in our contingent loss reserves as a result of specific events and circumstances occurring in the fourth quarter of 2008, including settlement discussions with respect to ongoing legal matters.

During the fourth quarter of 2007, we recorded asset impairment charges of approximately $8.4 million of which approximately $2.3 million related to our decision to close one store and the remainder related to our decision to write down the carrying amount of the property and equipment at four other Company-owned stores we continue to operate.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 28, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 28, 2008, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 28, 2008, which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 28, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information Regarding the Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee Disclosure”.

We have adopted a Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the “Code of Ethics”) that applies to the Chief Executive Officer, President, Chief Financial Officer and principal accounting officer. Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and regulations will also be posted on our Web site at www.chuckecheese.com.

ITEM 11.	Executive Compensation

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Director Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership”.

ITEM 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting under the caption “Service Fees Billed in 2007 and 2008 by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

(1)	Financial Statements.

The financial statements included in Item 8. “Financial Statements and Supplementary Data” are filed as a part of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements.”

(2)	Financial Statement Schedules.

There are no financial statement schedules filed as a part of this Annual Report on Form 10-K, since the circumstances requiring inclusion of such schedules are not present.

(3)	Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2009	CEC Entertainment, Inc.

/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2009
Michael H. Magusiak

/s/ Christopher D. Morris	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2009
Christopher D. Morris

/s/ Darin E. Harper	Vice President, Controller (Principal Accounting Officer)	February 20, 2009
Darin E. Harper

/s/ Richard M. Frank	Executive Chairman of the Board of Directors	February 20, 2009
Richard M. Frank

/s/ Tommy R. Franks	Director	February 20, 2009
Tommy R. Franks

/s/ Richard T. Huston	Director	February 20, 2009
Richard T. Huston

/s/ Larry T. McDowell	Director	February 20, 2009
Larry T. McDowell

/s/ Tim T. Morris	Director	February 20, 2009
Tim T. Morris

/s/ Louis P. Neeb	Director	February 20, 2009
Louis P. Neeb

/s/ Cynthia I. Pharr Lee	Director	February 20, 2009
Cynthia I. Pharr Lee

/s/ Walter Tyree	Director	February 20, 2009
Walter Tyree

/s/ Raymond E. Wooldridge	Director	February 20, 2009
Raymond E. Wooldridge

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2

Amended and Restated Bylaws of the Company dated December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 10, 2008)

4.1

Restated Articles of Incorporation of the Company dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 14, 2008)

4.2

Amended and Restated Bylaws of the Company dated December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 10, 2008)

4.3

Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-152992) as filed with the Commission on August 13, 2008)

10.1

Second Amended and Restated Credit Agreement dated October 19, 2007 by and among CEC Entertainment Concepts, L.P., as the Borrower, the Company, as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, N.A. and SunTrust Bank, as Co-Documentation Agents, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Co-Lead Arrangers and Co-Book Managers and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 23, 2007)

10.2.1§

Richard M. Frank 2005 Employment Agreement dated March 29, 2005 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.2.2§

Amendment No. 1 to the Richard M. Frank 2005 Employment Agreement dated December 17, 2007 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.3.1§

Michael H. Magusiak 2005 Employment Agreement dated March 29, 2005, by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.3.2§

Amendment No. 1 to the Michael H. Magusiak 2005 Employment Agreement dated December 17, 2007 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.4 §

1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119218) as filed with the Commission on September 23, 2004)

10.5 *§	Form of Stock Option Agreement under the Company’s 1997 Non-Statutory Stock Option Plan

10.6 §

Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119225) as filed with the Commission on September 23, 2004)

10.7 *§	Form of Stock Option Agreement under the Company’s Non-Employee Directors Stock Option Plan

10.8 §	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on June 3, 2008)

10.9 *§	Form of Restricted Stock Agreement under the Company’s 2004 Restricted Stock Plan

Exhibit Number	Description

10.10 §

Non Employee Directors Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on August 7, 2008)

10.11 *§	Form of Restricted Stock Agreement under the Company’s Non Employee Directors Restricted Stock Plan

10.12 §	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on May 8, 2008)

10.13 §

Summary of Incentive Bonus Plan (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on April 16, 2008 under the section entitled “Compensation Discussion and Analysis—How We Determine the Amount and Material Terms of Each Element of Compensation—Cash Bonus—Incentive Bonus Plan” on page 21)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
§	Management contract or compensatory plan, contract or arrangement.