Form 10-Q
period 2009-03-29
CEC ENTERTAINMENT INC
filed 2009-05-01
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 20, 2009, an aggregate of 23,022,624 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	March 29,	December 28,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$17,074	$17,769
Accounts receivable	14,789	31,734
Inventories	12,069	14,184
Prepaid expenses	15,036	11,192
Deferred tax asset	3,878	3,878

Total current assets	62,846	78,757

Property and equipment, net	660,669	666,443
Other noncurrent assets	2,353	2,240

Total assets	$725,868	$747,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$821	$806
Accounts payable	33,922	37,116
Accrued expenses	43,665	33,716
Unearned revenues	6,815	7,575
Accrued interest	2,658	3,457
Derivative instrument liability	3,395	3,830

Total current liabilities	91,276	86,500

Long-term debt, less current portion	347,778	413,252
Deferred rent	76,515	76,617
Deferred tax liability	27,344	23,396
Accrued insurance	11,290	11,190
Derivative instrument liability	3,540	3,097
Accrued income taxes	4,942	4,802

Total liabilities	562,685	618,854

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 60,192,010 and 59,860,722 shares issued, respectively	6,019	5,986
Capital in excess of par	398,798	398,124
Retained earnings	675,272	641,220
Accumulated other comprehensive loss	(2,054)	(1,892)
Less treasury stock, at cost; 37,169,265 and 37,169,265 shares, respectively	(914,852)	(914,852)

Total stockholders’ equity	163,183	128,586

Total liabilities and stockholders’ equity	$725,868	$747,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2009	2008
REVENUES
Food and beverage sales	$128,479	$124,205
Entertainment and merchandise sales	118,581	120,014

Company store sales	247,060	244,219
Franchise fees and royalties	1,073	957

Total revenues	248,133	245,176

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of labor expenses, depreciation and amortization shown separately below)	27,146	28,265
Cost of entertainment and merchandise (exclusive of labor expenses, depreciation, and amortization shown separately below)	10,764	9,832

	37,910	38,097
Labor expenses	60,496	62,236
Depreciation and amortization	18,914	18,464
Rent expense	16,914	16,496
Other store operating expenses	30,124	30,638

Total company store operating costs	164,358	165,931
Advertising expense	10,044	10,119
General and administrative expenses	14,517	13,288

Total operating costs and expenses	188,919	189,338

Operating income	59,214	55,838

Interest expense, net	3,074	3,833

Income before income taxes	56,140	52,005

Income taxes	22,088	19,094

Net income	$34,052	$32,911

Earnings per share:
Basic	$1.49	$1.25
Diluted	$1.48	$1.24

Weighted average shares outstanding:
Basic	22,824	26,233
Diluted	23,001	26,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 29, 2009
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par	Earnings	Income	Shares	Amount	Total

Balance at December 28, 2008	59,860,722	$5,986	$398,124	$641,220	$(1,892)	37,169,265	$(914,852)	$128,586
Net income	-	-	-	34,052	-	-	-	34,052
Change in fair value of cash flow hedge, net of income taxes of $262	-	-	-	-	(419)	-	-	(419)
Hedging loss realized in earnings, net of income taxes of $259	-	-	-	-	414	-	-	414
Foreign currency translation adjustments, net of income taxes of $159	-	-	-	-	(157)	-	-	(157)
Comprehensive income								33,890

Stock-based compensation costs	-	-	2,422	-	-	-	-	2,422
Stock options exercised	15,150	2	294	-	-	-	-	296
Restricted stock issued, net of forfeitures	349,285	35	(35)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(1,246)	-	-	-	-	(1,246)
Restricted stock returned for taxes	(56,940)	(6)	(1,336)	-	-	-	-	(1,342)
Common stock issued under 401(k) plan	23,793	2	575	-	-	-	-	577

Balance at March 29, 2009	60,192,010	$6,019	$398,798	$675,272	$(2,054)	37,169,265	$(914,852)	$163,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,052	$32,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,138	18,453
Deferred income taxes	2,874	(1,258)
Stock-based compensation expense	2,373	1,075
Deferred lease rentals	(87)	91
Deferred debt financing costs	70	70
Loss on asset disposals, net	424	617
Other adjustment	(6)	-
Contributions received from landlords	82	140
Changes in operating assets and liabilities:
Accounts receivable	16,849	2,172
Inventories	2,114	2,251
Prepaid expenses	(3,843)	300
Accounts payable	(925)	70
Accrued expenses	(1,252)	4,318
Unearned revenues	(760)	(142)
Accrued interest	(799)	(169)
Income taxes payable	11,442	20,580

Net cash provided by operating activities	81,746	81,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,742)	(18,087)
Other investing activities	(183)	(24)

Net cash used in investing activities	(15,925)	(18,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	(65,250)	(6,400)
Payments on capital lease obligations	(196)	(182)
Exercise of stock options	296	247
Excess tax benefit from exercise of stock options	-	19
Payment of taxes for returned restricted shares	(1,342)	(398)
Treasury stock acquired	-	(58,601)
Other financing activities	(1)	(51)

Net cash used in financing activities	(66,493)	(65,366)

Effect of foreign exchange rate changes on cash	(23)	-

Change in cash and cash equivalents	(695)	(1,998)

Cash and cash equivalents at beginning of period	17,769	18,373

Cash and cash equivalents at end of period	$17,074	$16,375

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,564	$3,695
Income taxes received, net	$(4,995)	$(339)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,699	$4,115
Restricted stock issued, net of estimated forfeitures	$8,611	$8,647
Common stock issued under 401(k) plan	$577	$544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Financial Statements:

The use of the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” throughout these Notes to Condensed Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of March 29, 2009 and for the three month periods ended March 29, 2009 and March 30, 2008 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2008.

2.   Inventories:

Inventories consisted of the following:
	March 29,	December 28,
	2009	2008
	(in thousands)

Food and beverage	$3,904	$4,400
Entertainment and merchandise	8,165	9,784

	$12,069	$14,184

Food and beverage inventories include paper products needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers, and include supplies needed for our entertainment operations.

3.   Long-Term Debt:

      Long-term debt consisted of the following:
	March 29,	December 28,
	2009	2008
	(in thousands)

Revolving credit facility borrowings	$336,600	$401,850
Obligations under capital leases	11,999	12,208

	348,599	414,058
Less current portion of capital leases	(821)	(806)

	$347,778	$413,252

We have a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of March 29, 2009, there were $336.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of March 29, 2009, borrowings under the credit facility incurred interest at LIBOR (0.46% - 1.25%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.   Long-Term Debt (continued):

The weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% and 4.9% (including the effect from our interest rate swap contract discussed in Note 4 “Derivative Instrument”) for the three months ended March 29, 2009 and March 30, 2008, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of March 29, 2008, we were in compliance with these covenants.

4.   Derivative Instrument:

We have adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) which enhances the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Under SFAS 161, entities are required to provide qualitative disclosures including (a) how and why they use derivative instruments, (b) how their derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how the derivative instruments and related hedged items affect the entity’s financial statements. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in the entity’s financial statements. The new disclosure requirements of SFAS 161 are presented below.

Interest Rate Risk Management

Our revolving credit facility bears interest at variable rates and therefore exposes us to the impact of interest rate changes. To manage this risk, we use an interest rate swap contract to mitigate the variability of the interest payment cash flows and to reduce our exposure to adverse interest rate changes.

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

We have designated the swap contract as a cash flow hedge in accordance with SFAS 133. Accordingly, changes in its fair value that are considered to be effective are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings consistent with when the variable interest rate of the debt affects earnings. We assess whether the swap contract is highly effective in offsetting the changes in cash flows on the hedged debt based on a comparison of cumulative changes in fair value of the swap to the total change in future cash flows on the notional amount of debt. If the total cumulative change in fair value of the swap contract more than offsets the cumulative change in the present value of expected future cash flows of the hedged debt, the difference would be considered hedge ineffectiveness and be recorded immediately in earnings.

The following table summarizes the fair value of derivatives in our Condensed Consolidated Balance Sheets (in thousands):

	Liability Derivatives		Liability Derivatives

	March 29, 2009		December 28, 2008
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contract	Derivative instrument liability(1)	$ 6,935	Derivative instrument liability(2)	$ 6,927
______________
(1) As of March 29, 2009, the estimated fair value was comprised of a $3.4 million current liability and a $3.5 million noncurrent liability.
(2) As of December 28, 2008, the estimated fair value was comprised of a $3.8 million current liability and a $3.1 million noncurrent liability.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   Derivative Instrument (continued):

The following table summarizes the pre-tax effect of derivative instruments in our Condensed Consolidated Statements of Earnings for the periods presented:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in			Reclassified From Accumulated
	Other Comprehensive Income		Location of Gain	Other Comprehensive Income
	on Derivative		or (Loss)	Into Income
	- Effective Portion -		Reclassified From	- Effective Portion -
	Three Months Ended		Accumulated Other	Three Months Ended
Derivatives in SFAS 133	March 29,	March 30,	Comprehensive	March 29,	March 30,
cash flow hedging	2009	2008	Income Into Income	2009	2008
relationships	(in thousands)		- Effective Portion -	(in thousands)

Interest rate contract	$ (681)	$ -	Interest expense, net	$ (673)	$ -

There were no ineffective gains or losses recognized during the three months ended March 29, 2009. We expect that approximately $2.1 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of March 29, 2009 will be realized in earnings as additional interest expense within the next 12 months.

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

5.   Commitments and Contingencies:

Legal Proceedings

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement. We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement is subject to both preliminary and final approval by the court.  On March 11, 2009, the court granted preliminary approval of the class action settlement.  We commenced efforts to administer the settlement and notice of the settlement, claim forms and opt-out forms were sent to approximately 18,500 class members on March 31, 2009.  The hearing for final approval of the class action settlement is scheduled for August 14, 2009. The terms of the tentative settlement are not expected to have a material adverse effect on our financial condition or results of operations.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.   Commitments and Contingencies (continued):

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

Contingent Liabilities

From time to time we are involved with governmental inquiries, legal proceedings and other claims that are incidental to the conduct of our business. These matters typically involve claims from customers, employees and others involved in operational issues common to the entertainment and food industries. A number of such claims may exist at any given time. In the opinion of our management, none of the claims or proceedings to which we are currently a party to is expected to have a material adverse effect on our financial condition, results of operations or cash flows. When a contingency involving uncertainty as to a possible loss occurs (“contingent liability”), an estimate of such loss contingency may be accrued as a charge to income and a reserve established on the balance sheet. As of March 29, 2009, we had established $1.2 million in aggregate loss contingency reserves, based on management’s assessment of the appropriate contingent liability as of that date. In light of all information known, we believe that amounts accrued for such contingencies are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position.  However, there can be no assurance that there will not be a loss different from the amounts accrued.  Any such loss, if realized, could have a material adverse effect on our results of operations in the period during which the underlying matters are resolved. Management reviews reserves periodically, and the contingent loss reserve may be increased or decreased in the future to reflect further developments.

6.   Income Taxes:

We are subject to the U.S. federal income tax and must file income tax returns in multiple state jurisdictions and Canada. During the first quarter of 2009, the Internal Revenue Service commenced an audit of our 2006 and 2007 tax years.

7.   Earnings Per Share:

Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.”  Under this FSP, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of FSP EITF 03-6-1 effective December 29, 2008.

Our restricted stock awards include nonforfeitable rights to dividends with respect to unvested shares. As clarified by FSP EITF 03-6-1, the unvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include outstanding unvested shares of restricted stock in the number of basic weighted average common shares outstanding effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding unvested restricted shares. Upon adoption, basic and diluted EPS for the three months ended March 28, 2008 decreased $0.03 and $0.02, respectively, and decreased $0.06 and $0.04, respectively, for the fiscal year 2008.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.   Earnings Per Share (continued):

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and unvested shares of restricted stock that are considered to be participating securities.  Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options.

The following table sets forth the computation of EPS, basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 29,	March 28,
	2009	2008

Numerator:
Net income	$34,052	$32,911

Denominator:
Basic weighted average shares outstanding	22,824	26,233
Potential common shares for stock options	177	212

Diluted weighted average shares outstanding	23,001	26,445

Earnings per share:
Basic	$1.49	$1.25
Diluted	$1.48	$1.24

Stock options to purchase 729,639 shares and 1,625,330 shares of common stock for the three months ended March 29, 2009 and March 30, 2008, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

8.   Stock-Based Compensation:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock and, prior to fiscal 2006, stock options to our employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in the financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(in thousands)

Total stock-based compensation cost	$2,422	$1,118
Portion capitalized as property and equipment	(49)	(43)

Pre-tax stock-based compensation expense recognized(1)	$2,373	$1,075
______________
(1) Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

As of March 29, 2009, there was $20.1 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 2.0 years. As of March 29, 2009, substantially all of our outstanding stock options were fully vested and the amount of unrecognized pre-tax stock-based compensation cost related to stock options which continue to vest through the remainder of fiscal 2009 was not material.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.   Stockholders’ Equity:

Stock Options

During the three months ended March 29, 2009, 15,150 shares of common stock were issued from the exercise of stock options for cash proceeds of $0.3 million.

Restricted Stock

During the three months ended March 29, 2009, we granted a total of 349,707 shares of restricted stock to our employees and non-employee directors at a weighted average grant date fair value of $24.62 per share.

During the three months ended March 29, 2009, 422 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $26.97 per share.

During the three months ended March 29, 2009, 56,940 shares of common stock were tendered by employees at an average price per share of $23.49 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the three months ended March 29, 2009, we contributed 23,793 shares of common stock to our 401(k) plan at a cost of $0.6 million.

10.   Recent Accounting Pronouncements:

Newly Adopted Accounting Pronouncements

In the first quarter of 2009 we adopted FASB Staff Position (“FSP”) No. 157-2 which had deferred the effective date of Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The deferral provided by FSP 157-2 applied to our measurement of property and equipment at fair value made in connection with periodic impairment assessments. Our adoption of SFAS 157 in the first quarter of fiscal year 2009, as it relates to our impairment assessment of long-lived assets, has not had a material impact on our consolidated financial statements.

In the first quarter of 2009 we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) which establishes accounting and reporting standards for the noncontrolling ownership interests (“noncontrolling interests”) in consolidated financial statements. SFAS 160 clarifies that a noncontrolling interest should be reported in the consolidated financial statements as a separate component of equity and also requires consolidated net income to be reported for the consolidated group with separate disclosure on the face of the consolidated statement of income for amounts attributable to noncontrolling interests. Our adoption of SFAS 160 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

As more fully described in Note 7 “Earnings Per Share,” we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively.

Accounting Pronouncements Not Yet Adopted

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.   Recent Accounting Pronouncements (continued):

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. Under this guidance, a transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157.

      FSP 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

      FSP 157-4 and FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact the adoption of these new standards will have on our consolidated financial statements.

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Our MD&A is presented in the following sections:
•	Executive Overview
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements

Executive Overview

First Quarter 2009 Highlights
•	Revenues increased 1.2% during the first quarter of 2009 compared to the same period in 2008.
-	Weighted average Company-owned store count increased by approximately five stores.
-	Menu prices increased approximately 2.0%.
-	Comparable Company store sales decreased 0.1%.

•	Company store operating costs as a percentage of Company store sales decreased 1.4% during the first quarter of 2009 compared to the same period in 2008.
-	The average price per pound of cheese decreased by approximately 38%.
-	Cheese usage declined as a result of Company initiatives implemented during the first two quarters of 2008.
-	A 2.3% increase in average hourly wage rates was offset by improved labor utilization in our stores.
-	Depreciation, amortization and rent expenses increased a combined 0.2% as a percentage of Company store sales.

•
General and administrative expenses increased to $14.5 million during the first quarter of 2009 compared to $13.3 million in the first quarter of 2008 primarily due to a $0.8 million forfeiture estimate adjustment with respect to stock-based compensation awards.

•
Interest expense decreased to $3.1 million during the first quarter of 2009 compared to $3.8 million in the first quarter of 2008 primarily due to a 200 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility during the first quarter of 2009 compared to the first quarter of 2008.

-	$336.6 million was outstanding under our $550 million revolving credit facility at the end of the first quarter of 2009.
-	We reduced the outstanding balance under our revolving credit facility by $65.3 million during the first quarter of 2009.

•
Net income for the first quarter of 2009 increased 3.5% to $34.1 million from $32.9 million in the same period in 2008 and diluted earnings per share increased 19.4% to $1.48 compared to $1.24 in the same period in 2008.

•	We made no repurchases of our common stock under our share repurchase program during the first quarter of 2009.

Financial Reporting Change

In the first quarter of 2009 we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively. Refer to Note 7 “Earnings Per Share” of our condensed consolidated financial statements for a more complete discussion of FSP EITF 03-6-1 and its impact on our earnings per share.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s®” in 48 states and six foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Three Months Ended
	March 29,	March 30,
	2009	2008

Number of Company-owned stores:
Beginning of period	495	490
New	-	-
Acquired from franchisees	-	-
Closed	-	-
End of period	495	490

Number of franchised stores:
Beginning of period	46	44
New	1	-
Acquired by the Company	-	-
Closed	-	-
End of period	47	44

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

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•
Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items;

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization expense pertain directly to our store assets;

•	Rent expense includes lease costs for Company stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

•
Other store operating expenses which include utilities, repair costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

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

Asset impairments. Asset impairments (if any) represent non-cash charges we record to write down the carrying amount of long-lived assets within stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

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

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2009 fiscal year will consist of 53 weeks and our 2008 fiscal year consisted of 52 weeks.

Results of Operations

The following table summarizes our principal sources of revenues expressed in dollars and as a percentage of total revenues for the periods presented:
	Three Months Ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)

Food and beverage sales	$128,479	51.8%	$124,205	50.7%
Entertainment and merchandise sales	118,581	47.8%	120,014	49.0%

Company store sales	247,060	99.6%	244,219	99.6%
Franchising activities	1,073	0.4%	957	0.4%

Total revenues	$248,133	100.0%	$245,176	100.0%
______________
Due to rounding, percentages presented in the table above may not add.

The following table summarizes our costs and expenses expressed in dollars and as a percentage of Company store sales (except as otherwise noted) for the periods presented:
	Three Months Ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)
Company store operating costs:
Cost of food and beverage (as a percentage of food and beverage sales)	$27,146	21.1%	$28,265	22.8%
Cost of entertainment and merchandise (as a percentage of entertainment and merchandise sales)	10,764	9.1%	9,832	8.2%

	37,910	15.3%	38,097	15.6%
Labor expenses	60,496	24.5%	62,236	25.5%
Depreciation and amortization	18,914	7.7%	18,464	7.6%
Rent expense	16,914	6.8%	16,496	6.8%
Other store operating expenses	30,124	12.2%	30,638	12.5%
Total Company store operating costs	164,358	66.5%	165,931	67.9%
Other costs and expenses (as a percentage of total revenues):
Advertising expense	10,044	4.0%	10,119	4.1%
General and administrative expenses	14,517	5.9%	13,288	5.4%
Total operating costs and expenses	188,919	76.1%	189,338	77.2%

Operating income (as a percentage of total revenues)	59,214	23.9%	55,838	22.8%
Interest expense, net (as a percentage of total revenues)	3,074	1.2%	3,833	1.6%

Income before income taxes (as a percentage of total revenues)	$56,140	22.6%	$52,005	21.2%
______________
Due to rounding, percentages presented in the table above may not add.

Three Months Ended March 29, 2009 Compared to Three Months Ended March 30, 2008

Revenues

Company store sales increased 1.2% to $247.1 million during the first quarter of 2009 compared to $244.2 million in the first quarter of 2008 primarily due to a net increase in the number of Company-owned stores and an increase in menu prices of approximately 2.0%. The weighted average number of Company-owned stores open during the first quarter of 2009 increased by approximately five stores as compared to the same period in 2008. Comparable store sales decreased 0.1% during the first quarter of 2009, reflecting unfavorable timing of a number of school spring breaks which shifted to the second quarter of 2009 from the first quarter of last year. Despite the decline in comparable store sales, we believe that our comparable store sales results during the first quarter of 2009 reflect the continued successful execution of our sales strategies, including ongoing capital initiatives at our existing stores, an enhanced marketing plan, a suggestive sales program and our recent efforts to increase the number of birthday parties and fund raising events at our stores. During the first quarter of 2009, our birthday party sales as a percentage of total Company store sales increased to 12.8% from 11.6% in the first quarter of 2008, and fund raising sales as a percentage of total Company store sales increased to 1.2% from 1.0% in the first quarter of 2008. Even with the success of these strategies, we believe that our sales in the first quarter of 2009 were negatively impacted by a restraint in consumer spending due to the current economic conditions.

Our Company store sales mix was 52.0% food and beverage sales and 48.0% entertainment and merchandise sales during the first quarter of 2009 compared to 50.9% and 49.1%, respectively, in the first quarter of 2008. We believe the sales mix shift from entertainment and merchandise to food and beverage is primarily the result of increased menu pricing for food and beverage products.

Revenue from franchise fees and royalties increased 12.1% to $1.1 million during the first quarter of 2009 compared to $1.0 million in the first quarter of 2008 primarily due to our recognition of additional franchise fees attributable to the opening of a new franchise store during the first quarter of 2009.

We believe that the recent outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu,” could unfavorably impact our sales trends during the 2009 fiscal year.  To the extent that our guests have concerns visiting public locations, particularly public locations with a large number of children, due to a perceived increased risk of exposure to the virus, our sales during the year could be materially impacted.  The severity and duration of any impact to our financial results from the recent outbreak of the H1N1 influenza A virus are currently uncertain.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.7% to 21.1% during the first quarter of 2009 from 22.8% in the first quarter of 2008 primarily due to a decline in cheese prices.  During the first quarter of 2009, the average price per pound of cheese decreased approximately $0.72, or 38%, compared to prices paid in the first quarter of 2008.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.9% to 9.1% during the first quarter of 2009 from 8.2% in the first quarter of 2008.  This increase was primarily due to margin pressure associated with the liquidation of certain prize inventory during the first quarter of 2009.

Labor expense as a percentage of Company store sales decreased 1.0% to 24.5% during the first quarter of 2009 compared to 25.5% in the first quarter of 2008 primarily due to improved labor utilization, offsetting a 2.3% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $0.5 million to $18.9 million during the first quarter of 2009 compared to $18.5 million in the first quarter of 2008 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.4 million to $16.9 million during the first quarter of 2009 compared to $16.5 million in the first quarter of 2008 primarily due to an increase in the number of our leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales decreased 0.3% to 12.2% during the first quarter of 2009 compared to 12.5% in the first quarter of 2008 primarily due to decreases in various store operating costs.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.1% to 4.0% during the first quarter of 2009 from 4.1% in the first quarter of 2008 primarily due to leverage from our sales increase.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues increased 0.5% to 5.9% during the first quarter of 2009 from 5.4% in the first quarter of 2008 primarily due to a $0.8 million forfeiture estimate adjustment with respect to stock-based compensation awards. Increases in various other corporate office expenses were partially offset by the non-recurrence of certain professional service fees related to legal matters in the prior year.

Interest Expense, Net

Interest expense decreased to $3.1 million during the first quarter of 2009 compared to $3.8 million in the first quarter of 2008 primarily due to a 200 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility, partially offset by an increase in the average debt balance outstanding between the two periods. During the first quarter of 2009 the average debt balance outstanding under our revolving credit facility was $370.7 million compared to $300.7 million during the first quarter of 2008. We reduced the outstanding balance under our revolving credit facility by $65.3 million during the first quarter of 2009.

Income Taxes

Our effective income tax rate was 39.3% and 36.7% for the first quarters of 2009 and 2008, respectively. The increase in our effective tax rate was primarily due to the effect of favorable discrete state tax adjustments we made in the first quarter of 2008 and the effect of unfavorable discrete U.S. federal tax adjustments we made in the first quarter of 2009.

Diluted Earnings Per Share

Diluted earnings per share increased to $1.48 per share for the first quarter of 2009 from $1.24 per share in the first quarter of 2008 due to a 13.0% decrease in the number of weighted average diluted shares outstanding combined with the 3.5% increase in net income. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 4.9 million shares of our common stock since the first quarter of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first quarter of 2009 attributable solely to these repurchases benefited our earnings per share in the first quarter of 2009 by approximately $0.21. Our estimate is based on the weighted average number of shares repurchased since the first quarter of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2008 fiscal year.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities. However, in light of the current weakened economic environment and volatility in the financial markets, there can be no assurance that we will generate cash flows at or above our current levels or that we will have adequate access to credit. Further restraint in consumer spending or disruptions in financial markets could require us to take measures to conserve cash until the economic climate stabilizes or, if needed, until we can secure alternative credit arrangements or other funding for our business needs. Such measures could include deferring or curtailing our capital expenditures and other discretionary uses of cash.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Three Months Ended
	March 29,	March 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$81,746	$81,479
Net cash used for investing activities	(15,925)	(18,111)
Net cash used for financing activities	(66,493)	(65,366)
Effect of foreign exchange rate changes on cash	(23)	-

Change in cash and cash equivalents	$(695)	$(1,998)

Interest paid	$3,564	$3,695
Income taxes received, net	$(4,995)	$(339)

	March 29,	December 28,
	2009	2008
	(in thousands)

Cash and cash equivalents	$17,074	$17,769
Revolving credit facility borrowings	$336,600	$401,850
Unused commitments under revolving credit facility (1)	$213,400	$148,150

(1)	Based on our debt covenant calculations as of March 29, 2009, $203.4 million of the unused revolving credit facility commitments was available for future borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased $0.3 million to $81.7 million during the first quarter of 2009 from $81.5 million in the first quarter of 2008. The increase was primarily attributable to an increase in net income.

Our cash interest payments decreased $0.1 million to $3.6 million during the first quarter of 2009 from $3.7 million in the first quarter of 2008 primarily due to a reduction in the prevailing rates of interest incurred on our borrowings in 2009 as compared to the prior year, partially offset by payments of approximately $0.5 million we made in connection with various state tax settlements and an increase in the average debt balance outstanding under our credit facility between the two periods.

Our cash refunds received for income taxes, net of payments we made, increased $4.7 million to $5.0 million during the first quarter of 2009 compared to refunds received of $0.3 million in the first quarter of 2008. The increase was primarily attributable to the receipt of a $5.5 million refund of excess federal income tax payments made in the prior year, partially offset by settlement payments of approximately $0.4 million we made to various state tax authorities during the first quarter of 2009.

Cash Flows – Investing Activities

Net cash used in investing activities decreased $2.2 million to $15.9 million during the first quarter of 2009 from $18.1 million in the first quarter of 2008, primarily due to a $2.0 million reduction in our capital expenditures for general store activities.

Cash Flows – Financing Activities

Net cash used in financing activities increased $1.1 million to $66.5 million during the first quarter of 2009 from $65.4 million in the first quarter of 2008, primarily due to an increase in our repayment of borrowings under our revolving credit facility and an increase in the tax payments we incur for shares of stock tendered to us upon the vesting of restricted stock awards, partially offset by a reduction in our share repurchase activity. During the first quarter of 2009, our repayment of borrowings under our revolving credit facility increased $58.9 million to $65.3 million, compared to repayments of $6.4 million made in the first quarter of 2008. In addition, payments we incurred to satisfy tax withholding requirements for shares of stock tendered to us upon the vesting of restricted stock awards increased $0.9 million between the two periods.  These increases were partially offset by us not repurchasing shares of our common stock during the first quarter of 2009, which totaled $58.6 million during the same period last year.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $28.4 million at March 29, 2009 from $7.7 million at December 28, 2008 primarily due to variations in the timing and amount of payments for income taxes and accounts payable, combined with seasonal declines in accounts receivable and inventories.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of March 29, 2009, there were $336.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of March 29, 2009, borrowings under the credit facility incurred interest at LIBOR (0.46% - 1.25%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first quarter of 2009, we reduced the outstanding debt balance under our revolving credit facility by $65.3 million to $336.6 million from $401.9 million as of December 28, 2008, by applying all excess cash flows generated from operations during the period towards the repayment of debt.

The weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% and 4.9% (including the effect from our interest rate swap contract) for the three months ended March 29, 2009 and March 30, 2008, respectively.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of March 29, 2009, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.2 to 1 and a consolidated leverage ratio of 1.9 to 1.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt and as a hedge against adverse interest rate changes. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense. The net interest expense associated with the swap contract was $0.7 million during the first quarter of 2009. We have designated the swap contract as a cash flow hedge for accounting purposes. As of March 29, 2009, the estimated fair value of the swap contract was a liability of approximately $6.9 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in 2009 will total approximately $70.0 million to $75.0 million, including approximately $45.0 million related to capital initiatives for our existing stores, approximately $12.0 million related to new store development and the acquisition of franchise stores, and the remainder for general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility. While we believe that we must continually make capital investments in our existing store base, a weakened economy could require us to take measures to conserve cash until the economic climate stabilizes. Such measures could include deferring or curtailing our capital expenditures.

        New Company Store Development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. In 2009, we currently expect to open approximately four new Company-owned stores, including one relocated Company-owned store, at an average cost of approximately $3.0 million to $3.2 million per store. We expect the cost of opening such new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

        Investment in Existing Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) major remodels, (b) store expansions, and (c) game enhancements. We believe these capital initiatives are essential to preserving our existing sales and cash flows and provide a solid foundation for long term revenue growth.

The following table summarizes information regarding the number of capital initiatives we completed during each of the periods presented:
	Three Months Ended
	March 29, 2009	March 30, 2008

Major remodels	3	3
Store expansions	3	1
Game enhancements	25	22
Total completed	31	26

        We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new exterior and interior identity. We currently expect to complete approximately ten major remodels in 2009 at an average cost of approximately $0.6 million per store. During the first quarter of 2009, we completed three major remodels.

        We believe store expansions improve the quality of our guests’ experience since they allow us to increase the variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise. We currently expect to complete approximately 27 store expansions in 2009 at an average cost of approximately $1.0 million per store. During the first quarter of 2009, we completed three store expansions.

        The primary components of the game enhancement initiative are new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. We currently expect to complete approximately 123 game enhancements in 2009 at an average cost of approximately $100 thousand to $150 thousand per store. During the first quarter of 2009, we completed 25 game enhancement initiatives.

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow.  We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other large-box competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors.  The plan authorizes us to make repurchases in the open market or in private transactions.  As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the first quarter of 2009, we made no repurchases of our common stock. At March 29, 2009, approximately $71.4 million remained available for share repurchases under the $600 million repurchase authorization. We continually assess the optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions which may be entered into with a banking partner.

Off-Balance Sheet Arrangements and Contractual Obligations

At March 29, 2009, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2008.

For information regarding our contractual obligations, refer to “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. We believe that as of March 29, 2009 there has been no material change to the information concerning our critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 10 “Recent Accounting Pronouncements” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the recently issued accounting pronouncements that we have not yet adopted, including a discussion of our expected date of adoption and anticipated effects on our results of operations and financial position and the new accounting pronouncements we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Changes in consumer discretionary spending and general economic conditions;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Our ability to successfully implement our business development strategies;

•	Costs incurred in connection with our business development strategies;

•	Competition in both the restaurant and entertainment industries;

•	Loss of certain key personnel;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Public health issues such as the H1N1 influenza A virus, commonly referred to as the "swine flu;"

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Adverse affects of local conditions, events and natural disasters;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Conditions in foreign markets;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Government regulations, litigation, product liability claims and product recalls;

•	Disruptions of our information technology systems;

•	Changes in financial accounting standards or our interpretations of existing standards; and

•	Failure to establish, maintain and apply adequate internal control over financial reporting.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate and commodity price changes and foreign currency fluctuation.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at March 29, 2009 had borrowings outstanding of $336.6 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $186.6 million of variable rate debt as of March 29, 2009. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at March 29, 2009, would increase our annual interest expense by approximately $1.9 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 8% of the unit cheese price as of March 29, 2009) would have been approximately $0.2 million for the first quarter of 2009. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 24% of the unit dough price as of March 29, 2009) would have been approximately $0.4 million for the first quarter of 2009.

Foreign Currency Risk

As of March 29, 2009 we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first quarter of 2009, our Canada stores represented approximately 0.8% of our operating income. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first quarter of 2009 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 29, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART   II – OTHER INFORMATION

 ITEM 1.    Legal Proceedings.

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and seeks an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and seeks an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement. We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement is subject to both preliminary and final approval by the court.  On March 11, 2009, the court granted preliminary approval of the class action settlement.  We commenced efforts to administer the settlement and notice of the settlement, claim forms and opt-out forms were sent to approximately 18,500 class members on March 31, 2009.  The hearing for final approval of the class action settlement is scheduled for August 14, 2009. The terms of the tentative settlement are not expected to have a material adverse effect on our financial condition or results of operations.

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

ITEM  1A.   Risk Factors.

We have added the following risk factor to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008:

Public health issues may adversely affect our financial results

Our business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza A virus, commonly referred to as the “swine flu.”  To the extent that our guests feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to the virus, we could experience a reduction in customer traffic which could adversely affect our financial results.

ITEM  2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the first quarter of 2009 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

Dec. 29 – Jan. 25, 2009	649	$24.26	-	$71,376,456
Jan. 26 – Feb. 22, 2009	-	-	-	$71,376,456
Feb. 23 – Mar. 29, 2009	56,291	$23.49	-	$71,376,456
Total	56,940	$23.49	-	$71,376,456

(1)For the periods ended January 25 and March 29, 2009, the total number of shares purchased included 649 and 56,291 shares, respectively, tendered by employees at an average price per share of $24.26 and $23.49, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Unless otherwise indicated, shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)We may repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”).  On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock.  On October 22, 2007, the Board authorized a $200 million increase to the share repurchase authorization bringing the total authorization to $600 million.  The share repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market or in private transactions.

ITEM  6.    Exhibits.

EXHIBIT INDEX
Exhibit Number	Description

3.1
Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2
Amended and Restated Bylaws of the Company dated December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 10, 2008)

10.1
CEC Entertainment, Inc. Amended and Restated 2004 Restricted Stock Plan effective as of April 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 1, 2009)

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
______________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CEC ENTERTAINMENT, INC.

May 1, 2009	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

May 1, 2009		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 1, 2009		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2
Amended and Restated Bylaws of the Company dated December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 10, 2008)

10.1
CEC Entertainment, Inc. Amended and Restated 2004 Restricted Stock Plan effective as of April 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 1, 2009)

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
______________
*    Filed herewith.