Form 10-Q
period 2009-07-21
CEC ENTERTAINMENT INC
filed 2009-07-31
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of July 20, 2009, an aggregate of 23,086,300 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	June 28,	December 28,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$16,517	$17,769
Accounts receivable	17,770	31,734
Inventories	15,028	14,184
Prepaid expenses	14,772	11,192
Deferred tax asset	3,878	3,878

Total current assets	67,965	78,757

Property and equipment, net	659,296	666,443
Other noncurrent assets	2,236	2,240

Total assets	$729,497	$747,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$843	$806
Accounts payable	32,801	37,116
Accrued expenses	31,860	33,716
Unearned revenues	6,602	7,575
Accrued interest	1,467	3,457
Derivative instrument liability	4,220	3,830

Total current liabilities	77,793	86,500

Long-term debt, less current portion	358,594	413,252
Deferred rent	76,480	76,617
Deferred tax liability	24,315	23,396
Accrued insurance	11,725	11,190
Derivative instrument liability	2,211	3,097
Accrued income taxes	6,779	4,802

Total liabilities	557,897	618,854

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 60,904,143 and 59,860,722 shares issued, respectively	6,090	5,986
Capital in excess of par	416,927	398,124
Retained earnings	684,267	641,220
Accumulated other comprehensive loss	(749)	(1,892)
Less treasury stock, at cost; 37,814,265 and 37,169,265 shares, respectively	(934,935)	(914,852)

Total stockholders’ equity	171,600	128,586

Total liabilities and stockholders’ equity	$729,497	$747,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
REVENUES
Food and beverage sales	$91,123	$96,783	$219,602	$220,988
Entertainment and merchandise sales	92,676	94,571	211,257	214,585

Company store sales	183,799	191,354	430,859	435,573
Franchise fees and royalties	996	1,140	2,069	2,097

Total revenues	184,795	192,494	432,928	437,670

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of labor expenses, depreciation and amortization shown separately below)	20,612	22,892	47,758	51,157
Cost of entertainment and merchandise (exclusive of labor expenses, depreciation, and amortization shown separately below)	8,360	8,210	19,124	18,042

	28,972	31,102	66,882	69,199
Labor expenses	52,449	54,436	112,945	116,672
Depreciation and amortization	19,040	18,241	37,954	36,705
Rent expense	16,719	16,357	33,633	32,853
Other store operating expenses	30,285	27,811	60,409	58,449

Total company store operating costs	147,465	147,947	311,823	313,878
Advertising expense	8,637	7,902	18,681	18,021
General and administrative expenses	11,738	13,967	26,255	27,255
Asset impairments	-	137	-	137

Total operating costs and expenses	167,840	169,953	356,759	359,291

Operating income	16,955	22,541	76,169	78,379

Interest expense, net	3,095	4,063	6,169	7,896

Income before income taxes	13,860	18,478	70,000	70,483

Income taxes	4,866	7,170	26,953	26,264

Net income	$8,994	$11,308	$43,047	$44,219

Earnings per share:
Basic	$0.39	$0.48	$1.88	$1.77
Diluted	$0.39	$0.47	$1.86	$1.75

Weighted average shares outstanding:
Basic	23,048	23,710	22,933	24,971
Diluted	23,214	24,110	23,104	25,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 28, 2009
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par	Earnings	Loss	Shares	Amount	Total

Balance at December 29, 2008	59,860,722	$5,986	$398,124	$641,220	$(1,892)	37,169,265	$(914,852)	$128,586
Net income	-	-	-	43,047	-	-	-	43,047
Change in fair value of cash flow hedge, net of income taxes of $440	-	-	-	-	(718)	-	-	(718)
Hedging loss realized in earnings, net of income taxes of $629	-	-	-	-	1,026	-	-	1,026
Foreign currency translation adjustments, net of income taxes of $158	-	-	-	-	835	-	-	835
Comprehensive income								44,190

Stock-based compensation costs	-	-	4,286	-	-	-	-	4,286
Stock options exercised	735,105	74	14,675	-	-	-	-	14,749
Restricted stock issued, net of forfeitures	341,772	34	(34)	-	-	-	-	-
Tax benefit from stock options and restricted stock	-	-	646	-	-	-	-	646
Restricted stock returned for taxes	(57,249)	(6)	(1,345)	-	-	-	-	(1,351)
Common stock issued under 401(k) plan	23,793	2	575	-	-	-	-	577
Purchases of treasury stock	-	-	-	-	-	645,000	(20,083)	(20,083)

Balance at June 28, 2009	60,904,143	$6,090	$416,927	$684,267	$(749)	37,814,265	$(934,935)	$171,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 28,	June 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,047	$44,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,422	36,843
Deferred income taxes	1,968	(1,487)
Stock-based compensation expense	4,183	2,602
Deferred lease rentals	(212)	1,127
Deferred debt financing costs	141	142
Loss on asset disposals, net	1,380	941
Other adjustment	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	13,919	2,164
Inventories	(843)	(1,251)
Prepaid expenses	(3,579)	830
Accounts payable	(2,294)	2,078
Accrued expenses	1,001	6,641
Unearned revenues	(973)	(315)
Accrued interest	(1,990)	524
Income taxes payable	(2,616)	8,624
Deferred rent	75	-

Net cash provided by operating activities	91,628	103,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,990)	(39,342)
Disposition of property and equipment	-	2,223
Other investing activities	(136)	(209)

Net cash used in investing activities	(33,126)	(37,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) line of credit	(54,250)	77,700
Payments on capital lease obligations	(397)	(371)
Exercise of stock options	14,749	17,089
Excess tax benefit from exercise of stock options	1,848	60
Payment of taxes for returned restricted shares	(1,351)	(1,003)
Treasury stock acquired	(20,083)	(160,845)
Other financing activities	-	(186)

Net cash used in financing activities	(59,484)	(67,556)

Effect of foreign exchange rate changes on cash	(270)	-

Change in cash and cash equivalents	(1,252)	(1,202)

Cash and cash equivalents at beginning of period	17,769	18,373

Cash and cash equivalents at end of period	$16,517	$17,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,537	$7,009
Income taxes paid, net	$16,954	$19,185

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,960	$5,889
Common stock issued under 401(k) plan	$577	$544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation:

The use of the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” throughout these Notes to Condensed Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of June 28, 2009 and for the three and six month periods ended June 28, 2009 and June 29, 2008 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2008.

Subsequent Events

We recognize the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the Notes to Condensed Consolidated Financial Statements. Subsequent events have been evaluated through July 30, 2009, the date we issued these Condensed Consolidated Financial Statements.

2.   Inventories:

Inventories consisted of the following:
	June 28,	December 28,
	2009	2008
	(in thousands)

Food and beverage	$3,553	$4,400
Entertainment and merchandise	11,475	9,784

	$15,028	$14,184

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.   Long-Term Debt:

      Long-term debt consisted of the following:
	June 28,	December 28,
	2009	2008
	(in thousands)

Revolving credit facility borrowings	$347,600	$401,850
Obligations under capital leases	11,837	12,208

	359,437	414,058
Less current portion of capital leases	(843)	(806)

	$358,594	$413,252

We have a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of June 28, 2009, there were $347.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under the credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of June 28, 2009, borrowings under the credit facility incurred interest at LIBOR (0.31% - 0.66%) plus 1.00% or the prime rate (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

The weighted average effective interest rate (including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument”) incurred on borrowings under our revolving credit facility was 3.0% and 3.9% for the three months ended June 29, 2009 and June 28, 2008, respectively, and was 2.9% and 4.4% for the six months ended June 29, 2009 and June 28, 2008, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of June 28, 2009, we were in compliance with these covenants.

We believe the carrying amount of our revolving credit facility approximates its fair value because interest rates are adjusted regularly to reflect current market rates.

4.   Derivative Instrument:

We have adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) which enhances the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Under SFAS 161, entities are required to provide qualitative disclosures including (a) how and why they use derivative instruments, (b) how their derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how the derivative instruments and related hedged items affect the entity’s financial statements. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in the entity’s financial statements. The new disclosure requirements of SFAS 161 are presented within this note.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   Derivative Instrument (continued):

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at June 28, 2009. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

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

The following table summarizes the fair value of derivatives in our Condensed Consolidated Balance Sheets (in thousands):

	Liability Derivatives		Liability Derivatives

	June 28, 2009		December 28, 2008
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contract	Derivative instrument liability(1)	$ 6,431	Derivative instrument liability(2)	$ 6,927
______________
(1) As of June 28, 2009, the estimated fair value was comprised of a $4.2 million current liability and a $2.2 million noncurrent liability.
(2) As of December 28, 2008, the estimated fair value was comprised of a $3.8 million current liability and a $3.1 million noncurrent liability.

The following table summarizes the pre-tax effect of derivative instruments in our Condensed Consolidated Statements of Earnings for the periods presented:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in			Reclassified From Accumulated
	Other Comprehensive Income		Location of Gain	Other Comprehensive Income
	on Derivative		or (Loss)	Into Income
	- Effective Portion -		Reclassified From	- Effective Portion -
	Three Months Ended		Accumulated Other	Three Months Ended
Derivatives in SFAS 133	June 28,	June 29,	Comprehensive	June 28,	June 29,
cash flow hedging	2009	2008	Income Into Income	2009	2008
relationships	(in thousands)		- Effective Portion -	(in thousands)

Interest rate contract	$(477)	$657	Interest expense, net	$(982)	$(139)

	Six Months Ended			Six Months Ended
Derivatives in SFAS 133	June 28,	June 29,		June 28,	June 29,
cash flow hedging	2009	2008		2009	2008
relationships	(in thousands)			(in thousands)

Interest rate contract	$(1,158)	$657	Interest expense, net	$(1,655)	$(139)

There were no ineffective gains or losses recognized during the three and six month periods ended June 28, 2009. We expect that approximately $2.6 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of June 28, 2009 will be realized in earnings as additional interest expense within the next 12 months.

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

Contingent Liabilities

From time to time we are involved with governmental inquiries, legal proceedings and other claims that are incidental to the conduct of our business. These matters typically involve claims from customers, employees and others involved in operational issues common to the entertainment and food industries. A number of such claims may exist at any given time. In the opinion of our management, none of the claims or proceedings to which we are currently a party to is expected to have a material adverse effect on our financial condition, results of operations or cash flows. When a contingency involving uncertainty as to a possible loss occurs (“contingent liability”), an estimate of such loss contingency may be accrued as a charge to income and a reserve established on the balance sheet. As of June 28, 2009, we had established $1.2 million in aggregate loss contingency reserves, based on management’s assessment of the appropriate contingent liability as of that date. In light of all information known, we believe that amounts accrued for such contingencies are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position.  However, there can be no assurance that there will not be a loss different from the amounts accrued.  Any such loss, if realized, could have a material adverse effect on our results of operations in the period during which the underlying matters are resolved. Management reviews reserves periodically, and the contingent loss reserve may be increased or decreased in the future to reflect further developments.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.   Income Taxes:

Our effective tax rates were 35.1% and 38.8% for the three months ended June 28, 2009 and June 29, 2008, respectively, and 38.5% and 37.3% for the six months ended June 28, 2009 and June 29, 2008, respectively. The decrease in our effective tax rate during the second quarter of 2009 was primarily due to favorable state tax adjustments made during the second quarter of 2009. The increase in our effective tax rate during the first six months of 2009 was primarily due to the effect of unfavorable U.S. federal tax adjustments we made during the first six months of 2009 and favorable state tax adjustments in the first six months of 2008, partially offset by the effect of favorable state tax adjustments we made in the first six months of 2009.

We are subject to the U.S. federal income tax and must file income tax returns in multiple state jurisdictions and Canada. During the first quarter of 2009, the Internal Revenue Service commenced an audit of our 2006 and 2007 tax years.

7.   Earnings Per Share:

Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.”  Under this FSP, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of FSP EITF 03-6-1 effective December 29, 2008.

Our restricted stock awards granted before May 2009 include nonforfeitable rights to dividends with respect to unvested shares. As clarified by FSP EITF 03-6-1, the unvested shares of such restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include outstanding unvested shares of pre-May 2009 restricted stock in the number of basic weighted average common shares outstanding effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding unvested restricted shares. Upon adoption, basic and diluted EPS decreased (a) $0.01 for the three months ended June 29, 2008, (b) $0.04 and $0.03, respectively, for the six months ended June 29, 2008 and (c) $0.06 and $0.04, respectively, for the fiscal year 2008.

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income	$8,994	$11,308	$43,047	$44,219

Denominator:
Basic weighted average shares outstanding	23,048	23,710	22,933	24,971
Potential common shares for stock options and restricted stock	166	400	171	306

Diluted weighted average shares outstanding	23,214	24,110	23,104	25,277

Earnings per share:
Basic	$0.39	$0.48	$1.88	$1.77
Diluted	$0.39	$0.47	$1.86	$1.75

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.   Earnings Per Share (continued):

Stock options to purchase 699,502 shares and 737,557 shares of common stock for the three months ended June 28, 2009 and June 29, 2008, respectively, and 714,920 shares and 1,026,266 shares of common stock for the six months ended June 28, 2009 and June 29, 2008, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

8.   Stock-Based Compensation:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock or restricted stock units and, prior to fiscal 2006, stock options to our employees and non-employee directors. As of June 28, 2009, we have not issued any restricted stock units. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in the financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(in thousands)

Total stock-based compensation cost	$1,864	$1,577	$4,286	$2,695
Portion capitalized as property and equipment	(54)	(50)	(103)	(93)

Pre-tax stock-based compensation expense recognized(1)	$1,810	$1,527	$4,183	$2,602
______________
(1) Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

As of June 28, 2009, there was $17.8 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.9 years. As of June 28, 2009, substantially all of our outstanding stock options were fully vested and the amount of unrecognized pre-tax stock-based compensation cost related to stock options which continue to vest through the remainder of fiscal 2009 was not material.

9.   Stockholders’ Equity:

Common Stock Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”). The share repurchase program, which does not have a stated expiration date, authorizes us to make a total of $600 million of share repurchases in the open market or in private transactions. During the six months ended June 28, 2009, we repurchased 645,000 shares through the open market at an aggregate purchase price of approximately $20.1 million. At June 28, 2009, approximately $51.3 million remained available for share repurchases under the $600 million repurchase authorization.

Stock Options

During the six months ended June 28, 2009, 735,105 shares of common stock were issued from the exercise of stock options for cash proceeds of $14.7 million.

Restricted Stock

During the six months ended June 28, 2009, we granted a total of 350,218 shares of restricted stock to our employees and non-employee directors at a weighted average grant date fair value of $24.63 per share.

During the six months ended June 28, 2009, 8,446 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $25.45 per share.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.   Stockholders’ Equity (continued):

During the six months ended June 28, 2009, 57,249 shares of common stock were tendered by employees at an average price per share of $23.53 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the six months ended June 28, 2009, we contributed 23,793 shares of common stock to our 401(k) plan at a cost of $0.6 million.

10.   Recent Accounting Pronouncements:

Newly Adopted Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also clarifies the types of subsequent events an entity shall, or shall not, recognize in the financial statements. We have adopted the provisions of this new standard, which were effective for financial statement periods ending after June 15, 2009, as of June 28, 2009. Our adoption of SFAS 165 did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements. However, it does require us to disclose the date through which we have evaluated subsequent events and the basis for that date. Our evaluation of subsequent events is disclosed in Note 1 “Basis of Presentation.”

In the second quarter of 2009 we adopted FASB Staff Position (“FSP”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) addresses measuring fair value for situations in which there has been a significant decrease in trading activity for an asset or liability. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also includes guidance on identifying circumstances when a transaction may not be considered orderly. Under this guidance, a transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157. Our adoption of FSP 157-4 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

      In the second quarter of 2009 we adopted FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) which require fair value of financial instruments disclosure in interim reporting period, as well as in annual, financial statements. The disclosure requirements of FSP 107-1 and APB 28-1 are presented in Note 3 “Long-Term Debt.”

In the first quarter of 2009 we adopted FASB Staff Position 157-2 which had deferred the effective date of Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The deferral provided by FSP 157-2 applied to our measurement of property and equipment at fair value made in connection with periodic impairment assessments. Our adoption of SFAS 157 in the first quarter of fiscal year 2009, as it relates to our impairment assessment of long-lived assets, has not had a material impact on our consolidated financial statements.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.   Recent Accounting Pronouncements (continued):

As more fully described in Note 7 “Earnings Per Share,” we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance for a variable interest entity (“VIE”). SFAS 167 redefines the approach used to determine the “primary beneficiary” (or consolidator) of a VIE, which will be determined using a prescribed qualitative assessment and must be performed on an ongoing basis. Under the new standard, the primary beneficiary of a VIE will be the enterprise that has both: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS 167 also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criterion are met. SFAS 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009, which will be our 2010 fiscal year beginning January 4, 2010. We are currently evaluating the impact the adoption of this new standard may have on our consolidated financial statements.

On July 1, 2009, the FASB launched the FASB Accounting Standards Codification (the “FASB Codification”) as the single source of authoritative U.S. GAAP, superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB Codification reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. The Codification is effective for interim and annual financial statement periods ending after September 15, 2009, which means that we will begin to use the FASB Codification in the third quarter of 2009. The FASB Codification is not intended to change U.S. GAAP. However, since it completely supersedes existing standards, it will affect the way we reference authoritative accounting pronouncements in our future financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Our MD&A is presented in the following sections:
•	Executive Overview
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements

Executive Overview

Second Quarter 2009 Highlights
•	Revenues decreased 4.0% during the second quarter of 2009 compared to the same period in 2008.
-	Comparable store sales decreased 5.4%.
-	Weighted average Company-owned store count increased by approximately five stores.
-	Menu prices increased on average 1.5%.

•	Company store operating costs as a percentage of Company store sales increased 2.9 percentage points during the second quarter of 2009 compared to the same period in 2008.
-
Other store operating expenses increased due to the deleveraging effects associated with the decline in comparable store sales, an increase in repair and maintenance costs and a 0.4 percentage point impact from a $0.9 million gain recognized upon the sale of a restaurant property in the second quarter of 2008.

-
Depreciation, amortization and rent expenses increased a combined 1.4 percentage points as a percentage of Company store sales, primarily due to ongoing capital initiatives and the effect of lower sales on our fixed costs.

-	These increases were partially offset by a decrease in the average price per pound of cheese of approximately 41%.

•
General and administrative expenses decreased to $11.7 million during the second quarter of 2009 compared to $14.0 million in the second quarter of 2008 primarily due to lower performance-based compensation costs and a reduction in legal costs attributable to the non-recurrence of prior year legal matters.

•
Interest expense decreased to $3.1 million during the second quarter of 2009 compared to $4.1 million in the second quarter of 2008 primarily due to a 90 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility during the second quarter of 2009 compared to the second quarter of 2008, as well as a decrease in the average debt balance outstanding between the two quarters.

•
Net income for the second quarter of 2009 decreased 20.5% to $9.0 million from $11.3 million in the same period in 2008 and diluted earnings per share decreased 17.0% to $0.39 compared to $0.47 in the same period in 2008. Earnings per share benefited from our repurchase of 645,000 shares of our common stock during the second quarter of 2009.

Financial Reporting Change

In the first quarter of 2009 we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively. Refer to Note 7 “Earnings Per Share” of our condensed consolidated financial statements for a more complete discussion of FSP EITF 03-6-1 and its impact on our earnings per share.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Number of Company-owned stores:
Beginning of period	495	490	495	490
New	1	1	1	1
Acquired from franchisees	-	-	-	-
Closed	-	(1)	-	(1)
End of period	496	490	496	490

Number of franchised stores:
Beginning of period	47	44	46	44
New	1	3	2	3
Acquired by the Company	-	-	-	-
Closed	-	-	-	-
End of period	48	47	48	47

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

Revenues. Our primary source of revenues is from sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens and merchandise. Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales as well as the portion of revenue that is allocated from package deals. Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game token sales as well as the portion of revenue that is allocated from package deals. This revenue caption also includes sales of merchandise at our stores.

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

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons and media expenses for national and local advertising, with offsetting contributions from the Advertising Fund, a fund that pays the costs of development, purchasing and placement of system-wide advertising programs,  and Media Fund, a fund designed primarily for the purchase of national network television advertising made by the International Association of CEC Entertainment, Inc. pursuant to our franchise agreements.

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

Results of Operations

The following table summarizes our principal sources of revenues expressed in dollars and as a percentage of total revenues for the periods presented:

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)

Food and beverage sales	$91,123	49.3%	$96,783	50.3%	$219,602	50.7%	$220,988	50.5%
Entertainment and merchandise sales	92,676	50.2%	94,571	49.1%	211,257	48.8%	214,585	49.0%

Company store sales	183,799	99.5%	191,354	99.4%	430,859	99.5%	435,573	99.5%
Franchising activities	996	0.5%	1,140	0.6%	2,069	0.5%	2,097	0.5%

Total revenues	$184,795	100.0%	$192,494	100.0%	$432,928	100.0%	$437,670	100.0%
______________
Due to rounding, percentages presented in the table above may not add.

The following table summarizes our costs and expenses expressed in dollars and as a percentage of Company store sales (except as otherwise noted) for the periods presented:

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)

Cost of food and beverage (as a percentage of food and beverage sales)	$20,612	22.6%	$22,892	23.7%	$47,758	21.7%	$51,157	23.1%
Cost of entertainment and merchandise (as a percentage of entertainment and merchandise sales)	8,360	9.0%	8,210	8.7%	19,124	9.1%	18,042	8.4%

	28,972	15.8%	31,102	16.3%	66,882	15.5%	69,199	15.9%
Labor expenses	52,449	28.5%	54,436	28.4%	112,945	26.2%	116,672	26.8%
Depreciation and amortization	19,040	10.4%	18,241	9.5%	37,954	8.8%	36,705	8.4%
Rent expense	16,719	9.1%	16,357	8.5%	33,633	7.8%	32,853	7.5%
Other store operating expenses	30,285	16.5%	27,811	14.5%	60,409	14.0%	58,449	13.4%
Total Company store operating costs	147,465	80.2%	147,947	77.3%	311,823	72.4%	313,878	72.1%
Other costs and expenses (as a percentage of total revenues):
Advertising expense	8,637	4.7%	7,902	4.1%	18,681	4.3%	18,021	4.1%
General and administrative expenses	11,738	6.4%	13,967	7.3%	26,255	6.1%	27,255	6.2%
Asset impairments	-	0.0%	137	0.1%	-	0.0%	137	0.0%
Total operating costs and expenses	167,840	90.8%	169,953	88.3%	356,759	82.4%	359,291	82.1%

Operating income (as a percentage of total revenues)	16,955	9.2%	22,541	11.7%	76,169	17.6%	78,379	17.9%
Interest expense, net (as a percentage of total revenues)	3,095	1.7%	4,063	2.1%	6,169	1.4%	7,896	1.8%

Income before income taxes (as a percentage of total revenues)	$13,860	7.5%	$18,478	9.6%	$70,000	16.2%	$70,483	16.1%
______________
Due to rounding, percentages presented in the table above may not add.

Three Months Ended June 28, 2009 Compared to Three Months Ended June 29, 2008

Revenues

Company store sales decreased 3.9% to $183.8 million during the second quarter of 2009 compared to $191.4 million in the second quarter of 2008 primarily due to a 5.4% decrease in comparable store sales, partially offset by a net increase in the number of Company-owned stores. The weighted average number of Company-owned stores open during the second quarter of 2009 increased by approximately five stores as compared to the same period in 2008. Menu prices increased on average 1.5% during the second quarter of 2009. We believe that our sales in the second quarter of 2009 were negatively impacted by a restraint in consumer spending due to the current economic conditions. Additionally, we believe that the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu,” during the middle part of the second quarter of 2009 unfavorably impacted our sales results during the second quarter of 2009.

Our Company store sales mix was 49.6% food and beverage sales and 50.4% entertainment and merchandise sales during the second quarter of 2009 compared to 50.6% and 49.4%, respectively, in the second quarter of 2008. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of increased sales of promotional package deals and birthday parties containing greater components of game tokens and merchandise.

Revenue from franchise fees and royalties decreased to $1.0 million during the second quarter of 2009 compared to $1.1 million in the second quarter of 2008 primarily due to a decline in franchise fees recognized upon the opening of new franchise stores. Two fewer franchise stores were opened during the second quarter of 2009 than in the second quarter of 2008.

We believe that if economic conditions continue to cause a decrease in consumer spending or if the outbreak of the “swine flu” continues or worsens during the last two quarters of the year, these factors may unfavorably impact our sales trends during the remainder of the 2009 fiscal year. The severity and duration of any impact to our financial results from these factors is currently uncertain.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.1 percentage points to 22.6% during the second quarter of 2009 from 23.7% in the second quarter of 2008 primarily due to a decline in cheese prices. During the second quarter of 2009, the average price per pound of cheese decreased approximately $0.82, or 41%, compared to prices paid in the second quarter of 2008.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.3 percentage points to 9.0% during the second quarter of 2009 from 8.7% in the second quarter of 2008. This increase was primarily due to additonal costs associated with an attraction that dispenses novelty photo cards and the distribution of more game tokens during the second quarter of 2009 from a specific birthday party promotion which resulted in the recognition of additional prize merchandise costs attributable to increased ticket redemptions.

Labor expense as a percentage of Company store sales increased 0.1 percentage points to 28.5% during the second quarter of 2009 compared to 28.4% in the second quarter of 2008 primarily due to the decline in comparable store sales and a 3.1% increase in average hourly wage rates at our stores. These were partially offset by improved utilization of our hourly labor force and a reduction in performance-based compensation.

Depreciation and amortization expense related to our stores increased $0.8 million to $19.0 million during the second quarter of 2009 compared to $18.2 million in the second quarter of 2008 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.4 million to $16.7 million during the second quarter of 2009 compared to $16.4 million in the second quarter of 2008 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 2.0 percentage points to 16.5% during the second quarter of 2009 compared to 14.5% in the second quarter of 2008 primarily due to the deleveraging effects associated with the decline in comparable store sales, higher repair and maintenance costs, and the effect of a $0.9 million gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar (“TJ Hartford’s”).

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.6 percentage points to 4.7% during the second quarter of 2009 from 4.1% in the second quarter of 2008 primarily due to increased television advertising expenditures in the second quarter of 2009 associated with our enhanced media marketing programs in 2009.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues decreased 0.9 percentage points to 6.4% during the second quarter of 2009 from 7.3% in the second quarter of 2008 primarily due to lower performance-based compensation costs associated with our financial performance for fiscal year 2009 and a reduction in legal costs attributable to the non-recurrence of certain professional services related to prior year legal matters.

Interest Expense, Net

Interest expense decreased to $3.1 million during the second quarter of 2009 compared to $4.1 million in the second quarter of 2008 primarily due to a 90 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility and a decrease in the average debt balance outstanding between the two quarters. During the second quarter of 2009, the average debt balance outstanding under our revolving credit facility was $337.6 million compared to $352.8 million during the second quarter of 2008.

Income Taxes

Our effective income tax rate was 35.1% and 38.8% for the second quarters of 2009 and 2008, respectively. The decrease in our effective tax rate was primarily due to favorable state tax adjustments made during the second quarter of 2009.

Diluted Earnings Per Share

Diluted earnings per share decreased to $0.39 per share for the second quarter of 2009 from $0.47 per share in the second quarter of 2008 due to the 20.5% decrease in net income between the two quarters which was partially offset by a 3.7% decrease in the number of weighted average diluted shares outstanding. The decrease in diluted earnings per share between the two quarters was impacted by our repurchase of approximately 3.4 million shares of our common stock since the beginning of the second quarter of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during the second quarter of 2009 attributable solely to these repurchases benefited our earnings per share growth in the second quarter of 2009 by approximately $0.02. Our estimate is based on the weighted average number of shares repurchased since the beginning of the second quarter of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the second quarter of 2008, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the second quarter of 2008.

Six Months Ended June 28, 2009 Compared to Six Months Ended June 29, 2008

Revenues

Company store sales decreased 1.1% to $430.9 million during the first six months of 2009 compared to $435.6 million in the first six months of 2008 primarily due to a 2.4% decrease in comparable store sales, partially offset by a net increase in the number of Company-owned stores. The weighted average number of Company-owned stores open during the first six months of 2009 increased by approximately five stores as compared to the same period in 2008. Menu prices increased on average 1.8% during the first six months of 2009. We believe that our sales in the first six months of 2009 were negatively impacted by a restraint in consumer spending due to the current economic conditions. Additionally, we believe that the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu,” during the middle part of the second quarter of 2009 unfavorably impacted our sales results during the first six months of 2009.

Our Company store sales mix was 51.0% food and beverage sales and 49.0% entertainment and merchandise sales during the first six months of 2009 compared to 50.7% and 49.3%, respectively, in the first six months of 2008. We believe the sales mix shift from entertainment and merchandise to food and beverage is primarily the result of increased menu pricing for food and beverage products, partially offset by increased sales of promotional package deals and birthday parties containing greater components of game tokens and merchandise.

Revenue from franchise fees and royalties were $2.1 million in both the first six months of 2009 and the first six months of 2008.

We believe that if economic conditions continue to cause a decrease in consumer spending or if the outbreak of the “swine flu” continues or worsens during the last six months of the year, these factors may unfavorably impact our sales trends during the remainder of the 2009 fiscal year. The severity and duration of any impact to our financial results from these factors is currently uncertain.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.4 percentage points to 21.7% during the first six months of 2009 from 23.1% in the first six months of 2008 primarily due to a decline in cheese prices. During the first six months of 2009, the average price per pound of cheese decreased approximately $0.77, or 39%, compared to prices paid in the first six months of 2008.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.7 percentage points to 9.1% during the first six months of 2009 from 8.4% in the first six months of 2008. This increase was primarily due to the liquidation of certain prize inventory during the first quarter of 2009 and the distribution of more game tokens related to a specific birthday party promotion during the first six months of 2009 which  resulted in the recognition of additional prize merchandise costs attributable to increased ticket redemptions. In addition, we incurred additional costs associated with an attraction that dispenses novelty photo cards.

Labor expense as a percentage of Company store sales decreased 0.6 percentage points to 26.2% during the first six months of 2009 compared to 26.8% in the first six months of 2008 primarily due to improved utilization of our hourly labor force and a reduction in performance-based compensation, offsetting a 2.7% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $1.2 million to $38.0 million during the first six months of 2009 compared to $36.7 million in the first six months of 2008 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.8 million to $33.6 million during the first six months of 2009 compared to $32.9 million in the first six months of 2008 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.6 percentage points to 14.0% during the first six months of 2009 compared to 13.4% in the first six months of 2008 primarily due to higher repair and maintenance costs, the effect of a $0.9 million gain that we recognized in the second quarter of 2008 from the sale of property related to TJ Hartford’s, and the unfavorable effect on fixed operating expenses from lower sales during the first six months of 2009.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.2 percentage points to 4.3% during the first six months of 2009 from 4.1% in the first six months of 2008 primarily due to increased television advertising and online media expenditures associated with our enhanced media marketing programs in 2009. These increases were partially offset by a reduction in the cost of our newspaper insert placements in the first six months of 2009 compared to the first six months of 2008.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues decreased 0.1 percentage points to 6.1% during the first six months of 2009 from 6.2% in the first six months of 2008 primarily due to lower performance based-compensation costs associated with our financial performance for fiscal 2009 and a reduction in legal costs attributable to the non-recurrence of certain professional services related to prior year legal matters.

Interest Expense, Net

Interest expense decreased to $6.2 million during the first six months of 2009 compared to $7.9 million in the first six months of 2008 primarily due to a 150 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility, partially offset by an increase in the average debt balance outstanding between the two periods. During the first six months of 2009, the average debt balance outstanding under our revolving credit facility was $354.2 million compared to $326.8 million during the first six months of 2008.

Income Taxes

Our effective income tax rate was 38.5% and 37.3% for the first six months of 2009 and 2008, respectively. The increase in our effective tax rate was primarily due to the effect of unfavorable U.S. federal tax adjustments we made during the first six months of 2009 and favorable state tax adjustments in the first six months of 2008, partially offset by the effect of favorable state tax adjustments we made in the first six months of 2009.

Diluted Earnings Per Share

   Diluted earnings per share increased to $1.86 per share for the first six months of 2009 from $1.75 per share in the first six months of 2008 due to an 8.6% decrease in the number of weighted average diluted shares outstanding partially offset by a 2.7% decrease in net income. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 5.6 million shares of our common stock since the beginning of the first quarter of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first six months of 2009 attributable solely to these repurchases benefited our earnings per share growth in the first six months of 2009 by approximately $0.18. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2008 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the first quarter of 2008.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends, there can be no assurance that we will generate cash flows at or above our current levels. Further restraint in consumer spending could require us to take measures to conserve cash until the economic climate stabilizes. Such measures could include deferring or curtailing our capital expenditures and other discretionary uses of cash.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Six Months Ended
	June 28,	June 29,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$91,628	$103,682
Net cash used for investing activities	(33,126)	(37,328)
Net cash used for financing activities	(59,484)	(67,556)
Effect of foreign exchange rate changes on cash	(270)	-

Change in cash and cash equivalents	$(1,252)	$(1,202)

Interest paid	$6,537	$7,009
Income taxes paid, net	$16,954	$19,185

	June 28,	December 28,
	2009	2008
	(in thousands)

Cash and cash equivalents	$16,517	$17,769
Revolving credit facility borrowings	$347,600	$401,850
Available unused commitments under revolving credit facility	$192,443	$138,706

Cash Flows – Operating Activities

Net cash provided by operating activities decreased $12.1 million to $91.6 million during the first six months of 2009 from $103.7 million in the first six months of 2008. The decrease was primarily attributable to changes in our working capital, including the timing and amount of income tax payments.

Our cash interest payments decreased $0.5 million to $6.5 million during the first six months of 2009 from $7.0 million in the first six months of 2008 primarily due to a reduction in the prevailing rates of interest incurred on our borrowings in 2009 as compared to the prior year, partially offset by an increase in the average debt balance outstanding under our credit facility between the two periods and payments of approximately $0.5 million we made during the first six months of 2009 in connection with various state tax settlements.

Our cash payments for income taxes, net of refunds we received, decreased $2.2 million to $17.0 million during the first six months of 2009 compared to payments, net of refunds, of $19.2 million in the first six months of 2008. The decrease was primarily attributable to a $5.5 million refund we received during the first quarter of 2009 related to excess 2008 federal income tax payments, partially offset by settlement payments of approximately $0.5 million we made to various state tax authorities during the first six months of 2009.

Cash Flows – Investing Activities

Net cash used in investing activities decreased $4.2 million to $33.1 million during the first six months of 2009 from $37.3 million in the first six months of 2008 primarily due to a reduction in our capital expenditures for new store development and certain other capital activities, partially offset by an increase in expenditures for our existing store capital initiatives. Through the first six months of 2009, our capital expenditures for new store development were approximately $2.1 million lower than in the first six months of 2008. Also during the first six months of 2009, we reduced our capital spending associated with other Company store and corporate office activities by approximately $6.2 million compared to the same period in 2008. These decreases were partially offset by an increase of approximately $2.3 million in the expenditures for our capital initiatives which affected 68 existing stores during the first six months of 2009 compared to 60 stores during the same period in 2008.  Cash flows from investing activities during the first six months of 2008 also included the receipt of cash proceeds of approximately $2.1 million from our sale of property related to TJ Hartford’s.

Cash Flows – Financing Activities

Net cash used in financing activities decreased $8.1 million to $59.5 million during the first six months of 2009 from $67.6 million in the first six months of 2008, primarily due to a reduction in our share repurchase activity, partially offset by our repayment of borrowings under our revolving credit facility and a decrease in proceeds obtained through the exercise of employee stock options. During the first six months of 2009, our repurchases of our common stock decreased $140.8 million to $20.1 million, compared to $160.8 million in the first six months of 2008. Also, during the first six months of 2008, we made repayments of $54.3 million on the outstanding debt balance under our revolving credit facility, compared to the first six months in 2008 when we increased our borrowings by $77.7 million. The amount of proceeds we obtained from the exercise of stock options decreased by $2.3 million between the two periods.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $9.8 million at June 28, 2009 from $7.7 million at December 28, 2008 primarily due to variations in the timing and amount of payments for income taxes and accounts payable.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50 million in borrowings at any time. As of June 28, 2009, there were $347.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of June 28, 2009, borrowings under the credit facility incurred interest at LIBOR (0.31% - 0.66%) plus 1.00% or the prime rate (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first six months of 2009, we reduced the outstanding debt balance under our revolving credit facility by $54.3 million to $347.6 million from $401.9 million as of December 28, 2008, by applying excess cash flows generated from operations during the period towards the repayment of debt.

The weighted average effective interest rate (including the effect of our interest rate swap contract) incurred on borrowings under our revolving credit facility was 3.0% and 3.9% for the three months ended June 29, 2009 and June 28, 2008, respectively, and was 2.9% and 4.4% for the six months ended June 29, 2009 and June 28, 2008, respectively.

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

   Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of June 28, 2009, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.25 to 1 and a consolidated leverage ratio of 1.95 to 1.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt and as a hedge against adverse interest rate changes. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at June 28, 2009. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense. The net interest expense associated with the swap contract was $1.7 million during the first six months of 2009. We have designated the swap contract as a cash flow hedge for accounting purposes. As of June 28, 2009, the estimated fair value of the swap contract was a liability of approximately $6.4 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in 2009 will total approximately $65.0 million to $70.0 million, including approximately $44.0 million related to capital initiatives for our existing stores, approximately $8.0 million related to new store development and the acquisition of franchise stores, and the remainder for general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility. While we believe that we must continually make capital investments in our existing store base, a weakened economy could require us to take measures to conserve cash until the economic climate stabilizes. Such measures could include deferring or curtailing our capital expenditures.

        New Company Store Development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. In 2009, we currently expect to open approximately three new Company-owned stores, including one relocated Company-owned store, at an average cost of approximately $2.6 million to $2.8 million per store. We expect the cost of opening such new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. During the first six months of 2009 we opened one new Company-owned store.

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

The following table summarizes information regarding the number of capital initiatives we completed during each of the periods presented:

	Six Months Ended
	June 28, 2009	June 29, 2008

Major remodels	4	7
Store expansions	9	4
Game enhancements	55	49
Total completed	68	60

        We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new exterior and interior identity. We currently expect to complete approximately nine major remodels in 2009 at an average cost of approximately $0.6 million per store. During the first six months of 2009, we completed four major remodels.

        We believe store expansions improve the quality of our guests’ experience since they allow us to increase the variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise. We currently expect to complete approximately 27 store expansions in 2009 at an average cost of approximately $0.9 million per store. During the first six months of 2009, we completed nine store expansions.

        The primary components of the game enhancement initiative are new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. We currently expect to complete approximately 121 game enhancements in 2009 at an average cost of approximately $100 thousand to $150 thousand per store. During the first six months of 2009, we completed 55 game enhancement initiatives.

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

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors.  The plan authorizes us to make repurchases in the open market or in private transactions.  As amended, the share repurchase plan authorizes a total of $600 million of share repurchases and does not have a stated expiration date. During the first six months of 2009, we repurchased 645,000 shares through the open market at an aggregate purchase price of approximately $20.1 million. At June 28, 2009, approximately $51.3 million remained available for share repurchases under the $600 million repurchase authorization. We continually assess the optimal means by which to repurchase our common stock, including but not limited to open market repurchases, private transactions or other structured transactions which may be entered into with a banking partner.

Off-Balance Sheet Arrangements and Contractual Obligations

At June 28, 2009, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2008.

For information regarding our contractual obligations, refer to “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions. Results of operations of interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. We believe that as of June 28, 2009 there has been no material change to the information concerning our critical accounting policies.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at June 28, 2009 had borrowings outstanding of $347.6 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $197.6 million of variable rate debt as of June 28, 2009. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at June 28, 2009, would increase our annual interest expense by approximately $2.0 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 7% of the unit cheese price as of June 28, 2009) would have been approximately $0.4 million for the first six months of 2009. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 28% of the unit dough price as of June 28, 2009) would have been approximately $0.8 million for the first six months of 2009.

Foreign Currency Risk

As of June 28, 2009 we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first six months of 2009, our Canada stores represented approximately 0.8% of our operating income. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first six months of 2009 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 28, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM  1A.   Risk Factors.

We have added the following risk factor to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008:

Public health issues may adversely affect our financial results.

Our business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza A virus, commonly referred to as the “swine flu.”  To the extent that our guests feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to the virus, we could experience a reduction in guest traffic which could adversely affect our financial results.

ITEM  2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the second quarter of 2009 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

Mar. 30 – Apr. 26, 2009	121	$28.42	-	$71,376,456
Apr. 27 – May 24, 2009	645,120	$31.14	645,000	$51,293,101
May 25 – Jun. 28, 2009	68	$32.52	-	$51,293,101
Total	645,309	$31.14	645,000	$51,293,101

(1)For the periods ended April 26, May 24 and June 28, 2009, the total number of shares purchased included 121 shares, 120 shares and 68 shares, respectively, tendered by employees at an average price per share of $28.42, $30.68 and $32.52, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Unless otherwise indicated, shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on April 28, 2009.

Proposal No. 1:  The stockholders elected each of the following persons as Class III directors, to serve for a term of three years or until their successors are elected and qualified or until their earlier resignation or removal.

	For	Withheld

Richard M. Frank	20,095,430	565,612
Tim T. Morris	19,756,433	904,609
Louis P. Neeb	18,787,048	1,873,994

Proposal No. 2:  The stockholders approved an amendment to the 2004 Restricted Stock Plan (the “Employee Plan”) adding 400,000 shares to the maximum number of shares that may be issued under the Employee Plan and allowing for the award of restricted stock units under the Employee Plan.

For	Against	Abstain

17,754,324	1,949,960	3,793

Proposal No. 3:  The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

For	Against	Abstain

20,630,600	21,806	8,635

No other matters were voted upon at the meeting.

ITEM  6.    Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

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

10.1*§	CEC Entertainment, Inc. Second Amended and Restated 2004 Restricted Stock Plan effective as of May 8, 2009

10.2*§	Form of Restricted Stock Agreement under the Company’s Second Amended and Restated 2004 Restricted Stock Plan

10.3*§	CEC Entertainment, Inc. Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 8, 2009

10.4*§	Form of Restricted Stock Agreement under the Company’s Amended and Restated Non-Employee Directors Restricted Stock Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
*    Filed herewith.
§    Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

July 30, 2009	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

July 30, 2009		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 30, 2009		/s/ Darin E. Harper
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

10.1*§	CEC Entertainment, Inc. Second Amended and Restated 2004 Restricted Stock Plan effective as of May 8, 2009

10.2*§	Form of Restricted Stock Agreement under the Company’s Second Amended and Restated 2004 Restricted Stock Plan

10.3*§	CEC Entertainment, Inc. Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 8, 2009

10.4*§	Form of Restricted Stock Agreement under the Company’s Amended and Restated Non-Employee Directors Restricted Stock Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
*    Filed herewith.
§    Management contract or compensatory plan, contract or arrangement.