Form 10-Q
period 2009-09-27
CEC ENTERTAINMENT INC
filed 2009-10-29
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of October 19, 2009, an aggregate of 22,739,627 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	September 27,	December 28,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$16,039	$17,769
Accounts receivable	19,069	31,734
Inventories	16,322	14,184
Prepaid expenses	14,650	11,192
Deferred tax asset	3,877	3,878

Total current assets	69,957	78,757

Property and equipment, net	661,232	666,443
Other noncurrent assets	1,912	2,240

Total assets	$733,101	$747,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$863	$806
Accounts payable	31,675	37,116
Accrued expenses	31,106	33,716
Unearned revenues	6,546	7,575
Accrued interest	1,435	3,457
Derivative instrument liability	4,547	3,830

Total current liabilities	76,172	86,500

Long-term debt, less current portion	350,432	413,252
Deferred rent	76,712	76,617
Deferred tax liability	31,157	23,396
Accrued insurance	12,068	11,190
Derivative instrument liability	1,840	3,097
Other noncurrent liabilities	7,298	4,802

Total liabilities	555,679	618,854

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,047,842 and 59,860,722 shares issued, respectively	6,105	5,986
Capital in excess of par	422,388	398,124
Retained earnings	696,977	641,220
Accumulated other comprehensive loss	375	(1,892)
Less treasury stock, at cost; 38,308,665 and 37,169,265 shares, respectively	(948,423)	(914,852)

Total stockholders’ equity	177,422	128,586

Total liabilities and stockholders’ equity	$733,101	$747,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
REVENUES
Food and beverage sales	$95,060	$100,309	$314,662	$321,297
Entertainment and merchandise sales	101,860	100,569	313,117	315,154

Company store sales	196,920	200,878	627,779	636,451
Franchise fees and royalties	898	1,000	2,967	3,097

Total revenues	197,818	201,878	630,746	639,548

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of labor expenses, depreciation and amortization shown separately below)	21,868	24,829	69,626	75,986
Cost of entertainment and merchandise (exclusive of labor expenses, depreciation, and amortization shown separately below)	8,947	8,426	28,071	26,468

	30,815	33,255	97,697	102,454
Labor expenses	54,593	54,851	167,538	171,523
Depreciation and amortization	19,232	18,638	57,186	55,343
Rent expense	17,010	16,741	50,643	49,594
Other store operating expenses	32,226	32,904	92,635	91,353

Total Company store operating costs	153,876	156,389	465,699	470,267
Advertising expense	9,179	8,660	27,860	26,681
General and administrative expenses	11,328	16,083	37,583	43,338
Asset impairments	-	-	-	137

Total operating costs and expenses	174,383	181,132	531,142	540,423

Operating income	23,435	20,746	99,604	99,125

Interest expense, net	2,769	5,052	8,938	12,948

Income before income taxes	20,666	15,694	90,666	86,177

Income taxes	7,955	5,793	34,909	32,057

Net income	$12,711	$9,901	$55,757	$54,120

Earnings per share:
Basic	$0.55	$0.44	$2.43	$2.24
Diluted	$0.55	$0.43	$2.42	$2.21

Weighted average shares outstanding:
Basic	22,971	22,662	22,949	24,202
Diluted	23,021	23,014	23,080	24,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 27, 2009
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par	Earnings	Loss	Shares	Amount	Total

Balance at December 29, 2008	59,860,722	$5,986	$398,124	$641,220	$(1,892)	37,169,265	$(914,852)	$128,586
Net income	-	-	-	55,757	-	-	-	55,757
Change in fair value of cash flow hedge, net of income taxes of $864	-	-	-	-	(1,410)	-	-	(1,410)
Hedging loss realized in earnings, net of income taxes of $1,069	-	-	-	-	1,745	-	-	1,745
Foreign currency translation adjustments, net of income taxes of $381	-	-	-	-	1,932	-	-	1,932
Comprehensive income								58,024

Stock-based compensation costs	-	-	6,132	-	-	-	-	6,132
Stock options exercised	911,799	91	18,191	-	-	-	-	18,282
Restricted stock issued, net of forfeitures	309,254	32	(32)	-	-	-	-	-
Tax benefit from stock options and restricted stock	-	-	756	-	-	-	-	756
Restricted stock returned for taxes	(57,726)	(6)	(1,358)	-	-	-	-	(1,364)
Common stock issued under 401(k) plan	23,793	2	575	-	-	-	-	577
Purchases of treasury stock	-	-	-	-	-	1,139,400	(33,571)	(33,571)

Balance at September 27, 2009	61,047,842	$6,105	$422,388	$696,977	$375	38,308,665	$(948,423)	$177,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,757	$54,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,859	55,719
Deferred income taxes	8,628	(1,818)
Stock-based compensation expense	5,974	4,047
Deferred lease rentals	(164)	633
Deferred debt financing costs	211	211
Loss on asset disposals, net	2,128	1,441
Other adjustment	(8)	-
Changes in operating assets and liabilities:
Accounts receivable	12,862	(340)
Inventories	(2,138)	209
Prepaid expenses	(3,455)	1,072
Accounts payable	(5,910)	1,510
Accrued expenses	1,111	7,471
Unearned revenues	(1,029)	(354)
Accrued interest	(2,022)	(602)
Income taxes payable	(2,373)	2,074

Net cash provided by operating activities	127,431	125,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,167)	(63,008)
Disposition of property and equipment	-	2,223
Other investing activities	119	(374)

Net cash used in investing activities	(51,048)	(61,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from line of credit	(62,250)	76,100
Payments on capital lease obligations	(602)	(560)
Exercise of stock options	18,282	19,170
Excess tax benefit from exercise of stock options	2,037	389
Payment of taxes for returned restricted shares	(1,364)	(1,028)
Treasury stock acquired	(33,571)	(160,845)
Other financing activities	-	(194)

Net cash used in financing activities	(77,468)	(66,968)

Effect of foreign exchange rate changes on cash	(645)	-

Change in cash and cash equivalents	(1,730)	(2,734)

Cash and cash equivalents at beginning of period	17,769	18,373

Cash and cash equivalents at end of period	$16,039	$15,639

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,231	$12,650
Income taxes paid, net	$18,845	$35,341

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$6,455	$6,708
Common stock issued under 401(k) plan	$577	$544

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of September 27, 2009 and for the three and nine month periods ended September 27, 2009 and September 28, 2008 are presented in accordance with the requirements for quarterly reports under Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2008.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification™ (the “FASB Codification”) as the single source of authoritative accounting principles recognized by FASB for the preparation of financial statements in conformity with U.S. GAAP. Refer to Note 10 “Recent Accounting Pronouncements” for further discussion of the FASB Codification and its impact on disclosures within our consolidated financial statements.

Subsequent Events

We recognize the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the Notes to Condensed Consolidated Financial Statements. Subsequent events have been evaluated through October 29, 2009, the date we issued these condensed consolidated financial statements.

2.   Inventories:

Inventories consisted of the following:
	September 27,	December 28,
	2009	2008
	(in thousands)

Food and beverage	$3,453	$4,400
Entertainment and merchandise	12,869	9,784

	$16,322	$14,184

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers, and also include birthday party and other supplies needed for our entertainment operations.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.   Long-Term Debt:

      Long-term debt consisted of the following:
	September 27,	December 28,
	2009	2008
	(in thousands)

Revolving credit facility borrowings	$339,600	$401,850
Obligations under capital leases	11,695	12,208

	351,295	414,058
Less current portion of capital leases	(863)	(806)

	$350,432	$413,252

We have a revolving credit facility providing for total borrowings of up to $550 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of September 27, 2009, there were $339.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of September 27, 2009, borrowings under the credit facility incurred interest at LIBOR (0.24% - 0.39%) plus 1.00% or the prime rate (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% and 4.0% for the three months ended September 27, 2009 and September 28, 2008, respectively, and was 2.9% and 4.2% for the nine months ended September 27, 2009 and September 28, 2008, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of September 27, 2009, we were in compliance with these covenants.

We believe the carrying amount of our revolving credit facility approximates its fair value because interest rates are adjusted regularly to reflect current market rates.

4.   Derivative Instrument:

We have adopted the updated disclosure provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities (formerly Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” issued by FASB in March 2008). Under subtopic section 815-10-50 of ASC 815, entities are required to provide qualitative disclosures including (a) how and why they use derivative instruments, (b) how their derivative instruments and related hedged items are accounted for, and (c) how the derivative instruments and related hedged items affect the entity’s financial statements. Additionally, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in the entity’s financial statements. These updated disclosure provisions are presented within this note.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   Derivative Instrument (continued):

Cash Flow Hedge

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at September 27, 2009. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

We have designated the swap contract as a cash flow hedge. Accordingly, changes in its fair value that are considered to be effective in mitigating our exposure to changes in interest payments on the hedged amount of our revolving credit facility debt are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings consistent with when the variable interest rate of the debt affects earnings. We assess whether the swap contract is highly effective in offsetting the changes in cash flows on the hedged debt based on a comparison of cumulative changes in fair value of the swap to the total change in future cash flows on the notional amount of debt. If the total cumulative change in fair value of the swap contract more than offsets the cumulative change in the present value of expected future cash flows of the hedged debt, the difference would be considered hedge ineffectiveness and be recorded immediately in earnings.

The following table summarizes the location and fair value of the derivative instrument in our Condensed Consolidated Balance Sheets:
		September 27,	December 28,
	Balance Sheet Location	2009	2008
Derivative designated as hedging instrument		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$6,387	$6,927
______________
(1) As of September 27, 2009, the estimated fair value was comprised of a $4.5 million current liability and a $1.8 million noncurrent liability.
(2) As of December 28, 2008, the estimated fair value was comprised of a $3.8 million current liability and a $3.1 million noncurrent liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

Three Months Ended		Nine Months Ended
September 27,	September 28,	September 27,	September 28,
2009	2008	2009	2008

Derivative in cash flow hedging relationship	(in thousands, excluding income tax effects)

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(1,116)	$(1,312)	$(2,274)	$(655)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense, net	$(1,159)	$(348)	$(2,814)	$(487)

There were no ineffective gains or losses recognized during the three and nine month periods ended September 27, 2009 and September 28, 2008. We expect that approximately $2.8 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of September 27, 2009 will be realized in earnings as additional interest expense within the next 12 months.

Fair Value Measurement

Our interest rate swap contract is not traded on a public exchange, therefore its fair value is determined using the present value of expected future cash flows arising from the contract which approximates an amount to be received from or paid to a market participant for this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.   Commitments and Contingencies:

Legal Proceedings

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to March 11, 2009. The lawsuit alleged violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and sought an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to March 11, 2009. The lawsuit alleged violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and sought an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement. We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement was subject to both preliminary and final approval by the court.  On March 11, 2009, the court granted preliminary approval of the class action settlement.  We commenced efforts to administer the settlement and notice of the settlement, claim forms and opt-out forms were sent to approximately 18,500 class members on March 31, 2009. The class action settlement received final approval from the court on August 14, 2009. Subsequently, the class members and opposing counsel received compensation in accordance with the terms of the settlement. The settlement did not have a material adverse effect on our financial condition or results of operations.

Contingent Liabilities

From time to time we are involved with governmental inquiries, legal proceedings and other claims that are incidental to the conduct of our business. These matters typically involve claims from customers, employees and others involved in operational issues common to the entertainment and food industries. A number of such claims may exist at any given time. In the opinion of our management, none of the claims or proceedings to which we are currently a party to is expected to have a material adverse effect on our financial condition, results of operations or cash flows. When a contingency involving uncertainty as to a possible loss occurs, an estimate of such loss contingency may be accrued as a charge to income and a reserve established on the balance sheet. Management reviews our reserves periodically, and the contingent loss reserve may be increased or decreased in the future to reflect further developments.

6.   Income Taxes:

We file a U.S. federal income tax return and must file income tax returns in multiple state jurisdictions and Canada. During the first quarter of 2009, the Internal Revenue Service (“IRS”) commenced an audit of our 2006 and 2007 tax years.

During the third quarter of 2009, we settled certain issues that arose from the IRS’s examination of our 2003 through 2005 tax years. As a result, we recognized a benefit of approximately $1.1 million from a reduction in our estimated penalties and interest reserves for uncertain tax positions related to these matters.

7.   Earnings Per Share:

Effective December 29, 2008, we adopted the updated guidance now contained in ASC Topic 260, Earnings Per Share (“ASC 260”), relating to share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (formerly FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), issued by FASB in June 2008). Under paragraph 260-10-45-61A of ASC 260, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic earnings per share (“EPS”) is required for all periods presented.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.   Earnings Per Share (continued):

Our restricted stock awards granted before May 1, 2009 include nonforfeitable rights to dividends with respect to unvested shares. Therefore, the unvested shares of such restricted stock grants are considered participating securities and must be included in our computation of basic EPS. We have computed EPS to include the unvested portion of pre-May 2009 restricted stock grants in the number of basic weighted average common shares outstanding effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding unvested shares as required by ASC 260. Upon adopting ASC 260-10-45-61A, basic and diluted EPS decreased (a) $0.01 for the three months ended September 28, 2008, (b) $0.05 and $0.04, respectively, for the nine months ended September 28, 2008 and (c) $0.06 and $0.04, respectively, for the fiscal year 2008.

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and unvested shares of restricted stock that are considered to be participating securities.  Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and restricted stock awards we granted after May 1, 2009.

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income	$12,711	$9,901	$55,757	$54,120

Denominator:
Basic weighted average shares outstanding	22,971	22,662	22,949	24,202
Potential common shares for stock options and restricted stock	50	352	131	321

Diluted weighted average shares outstanding	23,021	23,014	23,080	24,523

Earnings per share:
Basic	$0.55	$0.44	$2.43	$2.24
Diluted	$0.55	$0.43	$2.42	$2.21

Stock options to purchase 685,400 shares and 723,557 shares of common stock for the three months ended September 27, 2009 and September 28, 2008, respectively, and 705,080 shares and 932,011 shares of common stock for the nine months ended September 27, 2009 and September 28, 2008, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

8.   Stock-Based Compensation:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock or restricted stock units and, prior to fiscal 2006, stock options to our employees and non-employee directors. As of September 27, 2009, we have not issued any restricted stock units. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in the financial statements over the vesting period of the award.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.   Stock-Based Compensation (continued):

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in thousands)

Total stock-based compensation cost	$1,846	$1,495	$6,132	$4,190
Portion capitalized as property and equipment	(55)	(50)	(158)	(143)

Pre-tax stock-based compensation expense recognized(1)	$1,791	$1,445	$5,974	$4,047
______________
(1) Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

As of September 27, 2009, there was $15.3 million of unrecognized pre-tax stock-based compensation cost related to restricted stock awards that will be recognized over a weighted average remaining vesting period of 1.7 years. As of September 27, 2009, substantially all of our outstanding stock options were fully vested and the amount of unrecognized pre-tax stock-based compensation cost related to stock options which continue to vest through the remainder of fiscal 2009 was not material.

9.   Stockholders’ Equity:

Common Stock Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”). The stock repurchase program, which does not have a stated expiration date, authorized us as of September 27, 2009 to make a total of $600 million of share repurchases in the open market, through accelerated share repurchases or in private transactions. During the nine months ended September 27, 2009, we repurchased 1,139,400 shares through the open market at an aggregate purchase price of approximately $33.6 million. At September 27, 2009, approximately $37.8 million remained available for share repurchases under the $600 million repurchase authorization.

On October 27, 2009, the Board authorized a $200 million increase to the share repurchase authorization bringing the current outstanding share repurchase authorization available to approximately $237.8 million.

Stock Options

During the nine months ended September 27, 2009, 911,799 shares of common stock were issued from the exercise of stock options for cash proceeds of $18.3 million.

Restricted Stock

During the nine months ended September 27, 2009, we granted a total of 351,939 shares of restricted stock to our employees and non-employee directors at a weighted average grant date fair value of $24.65 per share.

During the nine months ended September 27, 2009, 42,685 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $27.87 per share.

During the nine months ended September 27, 2009, 57,726 shares of common stock were tendered by employees at an average price per share of $23.60 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the nine months ended September 27, 2009, we contributed 23,793 shares of common stock to our 401(k) plan at a cost of $0.6 million.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.   Recent Accounting Pronouncements:

Newly Adopted Accounting Pronouncements

As more fully described in Note 7 “Earnings Per Share,” we adopted the updated guidance of ASC 260 (formerly FSP EITF 03-6-1), which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of basic earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively.

In the first quarter of 2009, using the transition provision contained in ASC paragraph 820-10-65-1 (formerly FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” issued by FASB in February 2008), we adopted the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. This deferred adoption of ASC 820 applied to our fair value measurements of property and equipment made in connection with periodic impairment assessments. Our adoption of ASC 820 for non-recurring fair value measurements of nonfinancial assets and liabilities in the first quarter of 2009, has not had a material impact on our consolidated financial statements.

In the first quarter of 2009, we adopted the updated guidance of ASC Topic 810, Consolidations (“ASC 810”), relating to the accounting and reporting for noncontrolling ownership interests (“noncontrolling interests”) in consolidated financial statements (formerly Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” issued by FASB in December 2007). The updated provisions contained in section 810-10-50 of ASC 810 clarify that noncontrolling interests should be reported in the consolidated financial statements as a separate component of equity and require consolidated net income to be reported for the consolidated group with separate disclosure on the face of the consolidated statement of income for amounts attributable to noncontrolling interests. Our adoption of this updated guidance in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted the guidance contained in ASC Topic 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events,” issued by the FASB in May 2009), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also clarifies the types of subsequent events an entity shall, or shall not, recognize in the financial statements. Our adoption of ASC 855 did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements. However, it does require us to disclose the date through which we have evaluated subsequent events and the basis for that date. Our evaluation of subsequent events is disclosed in Note 1 “Basis of Presentation.”

In the second quarter of 2009, we adopted the updated guidance of ASC 820 (formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” issued by FASB in April 2009) contained in paragraphs 820-10-35-51A to 51H of ASC 820 for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Our adoption of this updated guidance in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted the updated guidance of ASC Topic 825, Financial Instruments, (formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” issued by FASB in April 2009) which expands fair value of financial instruments disclosure to interim reporting periods. Refer to Note 3 “Long-Term Debt” for the disclosure required by this updated guidance.

In the third quarter of 2009, we adopted FASB Accounting Standards Update No. 2009-01, “Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” which identifies the FASB Codification as the single source of authoritative U.S. GAAP, superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification reorganizes the authoritative literature comprising U.S. GAAP into a topical format. Changes to the FASB Codification are now communicated through an Accounting Standards Update (“ASU”) which is issued for all amendments and updates to authoritative U.S. GAAP promulgated by FASB. ASUs replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, EITF Abstracts, or other types of accounting standards issued by the FASB. ASUs are not considered authoritative in their own right, but instead serve only to update and provide background information about the guidance and bases for conclusions on the change(s) in the FASB Codification. The FASB Codification does not change our application of U.S. GAAP, and therefore our adoption only affects the way we reference authoritative accounting literature in the notes to consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.   Recent Accounting Pronouncements (continued):

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance for a variable interest entity (“VIE”). This pre-Codification Standard has not yet been integrated into the FASB Codification and remains authoritative. SFAS 167 redefines the approach used to determine the “primary beneficiary” (or consolidator) of a VIE, which will be determined using a prescribed qualitative assessment and must be performed on an ongoing basis. Under the new standard, the primary beneficiary of a VIE will be the enterprise that has both: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS 167 also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criteria are met. SFAS 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009, which will be our 2010 fiscal year beginning January 4, 2010. We are currently evaluating this new standard, but do not expect that our adoption in the first quarter of 2010 will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC 820 for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our fourth quarter beginning September 28, 2009. We are currently evaluating ASU 2009-05, but do not expect that our adoption in the fourth quarter of 2009 will have a material impact on our consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Our MD&A is presented in the following sections:
•	Executive Overview
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements

Executive Overview

Third Quarter 2009 Highlights
•	Revenues decreased 2.0% during the third quarter of 2009 compared to the same period in 2008.
-	Comparable store sales decreased 3.1%.
-	Weighted average Company-owned store count increased by approximately six stores.
-	Menu prices increased on average 1.5%.

•	Company store operating costs as a percentage of Company store sales increased 0.2 percentage points during the third quarter of 2009 compared to the same period in 2008.
-
Depreciation, amortization and rent expenses increased a combined 0.8 percentage points as a percentage of Company store sales, primarily due to ongoing capital initiatives, new store development and the effect of lower sales on our fixed costs.

-	A 3.8% increase in average hourly wage rates was partially offset by improved labor productivity in our stores.
-	Other store operating expenses were flat as higher repair and maintenance costs were offset by other operating expenses.
-	The average price per pound of cheese decreased by approximately 33%.

•
General and administrative expenses decreased to $11.3 million during the third quarter of 2009 compared to $16.1 million in the third quarter of 2008 primarily due to the non-recurrence of $3.0 million in aggregate loss contingencies related to prior year legal matters and a $0.9 million benefit from the reduction of a federal income tax penalty reserve we recognized in the third quarter of 2009.

•
Interest expense decreased to $2.8 million during the third quarter of 2009 compared to $5.1 million in the third quarter of 2008 primarily due to a 110 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility during the third quarter of 2009 compared to the third quarter of 2008, as well as a $56.2 million decrease in the average debt balance outstanding between the two quarters.

•
Net income for the third quarter of 2009 increased 28.4% to $12.7 million from $9.9 million in the same period in 2008 and diluted earnings per share increased 27.9% to $0.55 compared to $0.43 in the same period in 2008. Earnings per share benefited from our repurchase of 494,400 shares of our common stock during the third quarter of 2009.

Financial Reporting Change

In the first quarter of 2009, we adopted the updated guidance of ASC topic 260, Earnings Per Share (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”), which clarifies whether unvested share-based payment awards with nonforfeitable dividend rights should be included in the computation of basic earnings per share and requires that all prior-period EPS data presented be adjusted retrospectively. Refer to Note 7 “Earnings Per Share” of our condensed consolidated financial statements for a more complete discussion of the updated guidance to ASC 260 and its impact on our earnings per share.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Number of Company-owned stores:
Beginning of period	496	490	495	490
New	-	2	1	3
Acquired from franchisees	-	2	-	2
Closed	(1)	(1)	(1)	(2)
End of period	495	493	495	493

Number of franchised stores:
Beginning of period	48	47	46	44
New	-	1	2	4
Acquired by the Company	-	(2)	-	(2)
Closed	-	-	-	-
End of period	48	46	48	46

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

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization expense pertain directly to our store assets;

•	Rent expense includes lease costs for Company stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

•	Other store operating expenses which include utilities, repair costs, liability and property insurance, CAM charges, property

•	taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

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

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons and media expenses for national and local advertising, with offsetting contributions from the Advertising Fund, a fund that pays the costs of development, purchasing and placement of system-wide advertising programs, and the Media Fund, a fund designed primarily for the purchase of national network television advertising made by the International Association of CEC Entertainment, Inc. pursuant to our franchise agreements.

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

Results of Operations

The following table summarizes our principal sources of revenues expressed in dollars and as a percentage of total revenues for the periods presented:
	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)

Food and beverage sales	$95,060	48.1%	$100,309	49.7%	$314,662	49.9%	$321,297	50.2%
Entertainment and merchandise sales	101,860	51.5%	100,569	49.8%	313,117	49.6%	315,154	49.3%

Company store sales	196,920	99.5%	200,878	99.5%	627,779	99.5%	636,451	99.5%
Franchising activities	898	0.5%	1,000	0.5%	2,967	0.5%	3,097	0.5%

Total revenues	$197,818	100.0%	$201,878	100.0%	$630,746	100.0%	$639,548	100.0%
______________
Due to rounding, percentages presented in the table above may not add.

The following table summarizes our costs and expenses expressed in dollars and as a percentage of Company store sales (except as otherwise noted) for the periods presented:
	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)
Company store operating costs:
Cost of food and beverage (as a percentage of food and beverage sales)	$21,868	23.0%	$24,829	24.8%	$69,626	22.1%	$75,986	23.6%
Cost of entertainment and merchandise (as a percentage of entertainment and merchandise sales)	8,947	8.8%	8,426	8.4%	28,071	9.0%	26,468	8.4%

	30,815	15.6%	33,255	16.6%	97,697	15.6%	102,454	16.1%
Labor expenses	54,593	27.7%	54,851	27.3%	167,538	26.7%	171,523	26.9%
Depreciation and amortization	19,232	9.8%	18,638	9.3%	57,186	9.1%	55,343	8.7%
Rent expense	17,010	8.6%	16,741	8.3%	50,643	8.1%	49,594	7.8%
Other store operating expenses	32,226	16.4%	32,904	16.4%	92,635	14.8%	91,353	14.4%
Total Company store operating costs	153,876	78.1%	156,389	77.9%	465,699	74.2%	470,267	73.9%
Other costs and expenses (as a percentage of total revenues):
Advertising expense	9,179	4.6%	8,660	4.3%	27,860	4.4%	26,681	4.2%
General and administrative expenses	11,328	5.7%	16,083	8.0%	37,583	6.0%	43,338	6.8%
Asset impairments	-	0.0%	-	0.0%	-	0.0%	137	0.0%
Total operating costs and expenses	174,383	88.2%	181,132	89.7%	531,142	84.2%	540,423	84.5%

Operating income (as a percentage of total revenues)	23,435	11.8%	20,746	10.3%	99,604	15.8%	99,125	15.5%
Interest expense, net (as a percentage of total revenues)	2,769	1.4%	5,052	2.5%	8,938	1.4%	12,948	2.0%

Income before income taxes (as a percentage of total revenues)	$20,666	10.4%	$15,694	7.8%	$90,666	14.4%	$86,177	13.5%
______________
Due to rounding, percentages presented in the table above may not add.

Three Months Ended September 27, 2009 Compared to Three Months Ended September 28, 2008

Revenues

Company store sales decreased 2.0% to $196.9 million during the third quarter of 2009 compared to $200.9 million in the third quarter of 2008 primarily due to a 3.1% decrease in comparable store sales, partially offset by a net increase in the number of Company-owned stores. The weighted average number of Company-owned stores open during the third quarter of 2009 increased by approximately six stores as compared to the same period in 2008. Menu prices increased on average 1.5% during the third quarter of 2009. We believe that our sales in the third quarter of 2009 were negatively impacted primarily by a restraint in consumer spending due to the current economic conditions, and to a lesser extent the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu.”

Our Company store sales mix was 48.3% food and beverage sales and 51.7% entertainment and merchandise sales during the third quarter of 2009 compared to 49.9% and 50.1%, respectively, in the third quarter of 2008. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of birthday party packages in the current year containing greater components of game tokens and merchandise as compared to the third quarter in 2008 and a decline in stand-alone meal purchases in favor of promotional package deals that contain game tokens.

We believe that if economic conditions continue to impact consumer spending or if the outbreak of the “swine flu” continues or worsens during the last quarter of the year, our sales trends during the remainder of the 2009 fiscal year could be negatively impacted. The severity and duration of any impact to our financial results from these factors is currently uncertain.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.8 percentage points to 23.0% during the third quarter of 2009 from 24.8% in the third quarter of 2008 primarily due to a decline in cheese prices and the effect of a prior year adjustment of our beverage costs. During the third quarter of 2009, the average price per pound of cheese decreased approximately $0.62, or 33%, compared to prices paid in the third quarter of 2008 resulting in a 1.1 percentage point cost reduction. Cost of food and beverage in the third quarter of 2008 included the effect of a non-recurring charge to our vendor rebate allowance which increased beverage costs by approximately 0.9 percentage points during the prior year period.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.4 percentage points to 8.8% during the third quarter of 2009 from 8.4% in the third quarter of 2008 primarily due to a 0.2 percentage point increase attributable to additional costs associated with an attraction that dispenses novelty photo cards and an estimated 0.1 percentage point increase attributable an in-store promotion involving the distribution of additional prize redemption tickets.

Labor expense as a percentage of Company store sales increased 0.4 percentage points to 27.7% during the third quarter of 2009 compared to 27.3% in the third quarter of 2008 primarily due to approximately a 0.3 percentage point increase in health benefit costs, a decline in comparable store sales and an increase in hourly wage rates, partially offset by improved productivity of our hourly labor force and a 0.3 percentage point reduction in store personnel performance-based compensation costs associated with our Company store sales decline during fiscal 2009. During the third quarter of 2009, a 3.8% increase in average hourly wage rates at our stores was partially offset by a 1.1% increase in revenue per hourly labor hour at our stores.

Depreciation and amortization expense related to our stores increased $0.6 million to $19.2 million during the third quarter of 2009 compared to $18.6 million in the third quarter of 2008 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.3 million to $17.0 million during the third quarter of 2009 compared to $16.7 million in the third quarter of 2008 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales were flat at 16.4% for both the third quarter of 2009 and 2008. During the third quarter of 2009, higher repair and maintenance costs were offset by reductions in other operating expenses.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.3 percentage points to 4.6% during the third quarter of 2009 from 4.3% in the third quarter of 2008 primarily due to a combined 0.2 percentage point increase in television and Internet-based media expenditures associated with our marketing programs in 2009 and a 0.1 percentage point increase attributable to the costs of certain promotional activities that took place during the third quarter of 2009.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues decreased 2.3 percentage points to 5.7% during the third quarter of 2009 from 8.0% in the third quarter of 2008 primarily due to the non-recurrence of prior year legal related costs and a favorable adjustment to a tax penalty reserve during the third quarter of 2009. Prior year legal related costs included the unfavorable effect of an accrual in the third quarter of 2008 of $3.0 million in aggregate loss contingencies. During the third quarter of 2009, we settled certain issues related to a federal income tax examination of our 2003 through 2005 tax years and realized a $0.9 million benefit from the reduction of a tax penalty reserve.

Interest Expense, Net

Interest expense decreased to $2.8 million during the third quarter of 2009 compared to $5.1 million in the third quarter of 2008 primarily due to a 110 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility and a decrease in the average debt balance outstanding between the two quarters. During the third quarter of 2009, the average debt balance outstanding under our revolving credit facility was $334.1 million compared to $390.3 million during the third quarter of 2008.

Income Taxes

Our effective income tax rate was 38.5% and 36.9% for the third quarters of 2009 and 2008, respectively. The increase in our effective income tax rate was primarily due to the effect of favorable state and U.S. federal tax adjustments in the third quarter of 2008, and to a lesser extent unfavorable tax adjustments in the third quarter of 2009.

Diluted Earnings Per Share

Diluted earnings per share increased to $0.55 per share for the third quarter of 2009 from $0.43 per share in the third quarter of 2008 due to a 28.4% increase in our net income between the two quarters. The increase in diluted earnings per share between the two quarters was impacted by our repurchase of approximately 1.1 million shares of our common stock since the beginning of the third quarter of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during the third quarter of 2009 attributable solely to these repurchases benefited our earnings per share growth in the third quarter of 2009 by approximately $0.01. Our estimate is based on the weighted average number of shares repurchased since the beginning of the third quarter of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the third quarter of 2008, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the third quarter of 2008.

Nine Months Ended September 27, 2009 Compared to Nine Months Ended September 28, 2008

Revenues

Company store sales decreased 1.4% to $627.8 million during the first nine months of 2009 compared to $636.5 million in the first nine months of 2008 primarily due to a 2.7% decrease in comparable store sales, partially offset by a net increase in the number of Company-owned stores. The weighted average number of Company-owned stores open during the first nine months of 2009 increased by approximately five stores as compared to the same period in 2008. Menu prices increased on average 1.7% during the first nine months of 2009. We believe that our sales in the first nine months of 2009 were negatively impacted by a restraint in consumer spending due to the current economic conditions. Additionally, we believe that the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu,” unfavorably impacted our sales results during the first nine months of 2009 primarily from the last week of April through the first week of June 2009.

Our Company store sales mix was 50.1% food and beverage sales and 49.9% entertainment and merchandise sales during the first nine months of 2009 compared to 50.5% and 49.5%, respectively, in the first nine months of 2008. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of increased sales of promotional package deals and birthday parties containing greater components of game tokens and merchandise.

We believe that if economic conditions continue to impact consumer spending or if the outbreak of the “swine flu” continues or worsens during the last three months of the year, our sales trends during the remainder of the 2009 fiscal year could be negatively impacted. The severity and duration of any impact to our financial results from these factors is currently uncertain.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.5 percentage points to 22.1% during the first nine months of 2009 from 23.6% in the first nine months of 2008 primarily due to a decline in cheese prices and the effect of a prior year adjustment of our beverage costs recorded in the third quarter of 2008. During the first nine months of 2009, the average price per pound of cheese decreased approximately $0.72, or 38%, compared to prices paid in the first nine months of 2008. Cost of food and beverage in the first nine months of 2008 included the effect of a non-recurring charge to our vendor rebate allowance we recorded in the third quarter of 2008 which increased beverage costs by approximately 0.3 percentage points during the prior year period.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.6 percentage points to 9.0% during the first nine months of 2009 from 8.4% in the first nine months of 2008 primarily due to a 0.2 percentage point increase attributable to additional costs associated with an attraction that dispenses novelty photo cards and a estimated 0.1 percentage point increase attributable to an in-store promotion involving the distribution of additional prize redemption tickets.  Additionally, the distribution of more game tokens related to a specific birthday party promotion in the second quarter of 2009 increased prize merchandise costs by approximately 0.2 percentage points due to additional ticket redemptions.

Labor expense as a percentage of Company store sales decreased 0.2 percentage points to 26.7% during the first nine months of 2009 compared to 26.9% in the first nine months of 2008 primarily due to improved productivity of our hourly labor force offsetting an increase in hourly wage rates and a 0.2 percentage point reduction in store personnel performance-based compensation costs associated with our Company store sales decline during fiscal 2009. During the first nine months of 2009, a 3.2% increase in average hourly wage rates at our stores was offset by a 3.1% increase in revenue per hourly labor hour at our stores.
Depreciation and amortization expense related to our stores increased $1.8 million to $57.2 million during the first nine months of 2009 compared to $55.3 million in the first nine months of 2008 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $1.0 million to $50.6 million during the first nine months of 2009 compared to $49.6 million in the first nine months of 2008 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.4 percentage points to 14.8% during the first nine months of 2009 compared to 14.4% in the first nine months of 2008 primarily due to higher repair and maintenance costs, the effect of a $0.9 million gain that we recognized in the second quarter of 2008 from the sale of property related to our TJ Hartford’s Grill and Bar, and the unfavorable effect on fixed operating expenses from lower sales during the first nine months of 2009.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.2 percentage points to 4.4% during the first nine months of 2009 from 4.2% in the first nine months of 2008 primarily due to a combined 0.2 percentage point increase in television advertising and Internet-based media expenditures associated with our marketing programs in 2009. Increases in other advertising expenses were offset by a 0.1 percentage point reduction in the cost of our newspaper insert placements in the first nine months of 2009 compared to the first nine months of 2008.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues decreased 0.8 percentage points to 6.0% during the first nine months of 2009 from 6.8% in the first nine months of 2008 primarily due to lower performance-based compensation associated with our financial performance for fiscal 2009, the non-recurrence of prior year legal matters and $3.0 million in aggregate loss contingencies we had accrued in the third quarter of 2008 and a $0.9 million benefit realized during the third quarter of 2009 from the reduction of a tax penalty reserve.

Interest Expense, Net

Interest expense decreased to $8.9 million during the first nine months of 2009 compared to $12.9 million in the first nine months of 2008 primarily due to a 130 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility between the two periods. During the first nine months of 2009, the average debt balance outstanding under our revolving credit facility was $347.5 million compared to $347.9 million during the first nine months of 2008.

Income Taxes

Our effective income tax rate was 38.5% and 37.2% for the first nine months of 2009 and 2008, respectively. The increase in our effective income tax rate was primarily due to the effect of favorable U.S. federal and state tax adjustments we made during the first nine months of 2008, and to a lesser extent unfavorable tax adjustments in the first nine months of 2009.

Diluted Earnings Per Share

Diluted earnings per share increased to $2.42 per share for the first nine months of 2009 from $2.21 per share in the first nine months of 2008 due to a 3.0% increase in our net income and a 5.9% decrease in the number of weighted average diluted shares outstanding between the two periods. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 6.1 million shares of our common stock since the beginning of the first quarter of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first nine months of 2009 attributable solely to these repurchases benefited our earnings per share growth in the first nine months of 2009 by approximately $0.18. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2008 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the first quarter of 2008.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends, there can be no assurance that we will generate cash flows at or above our current levels.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$127,431	$125,393
Net cash used for investing activities	(51,048)	(61,159)
Net cash used for financing activities	(77,468)	(66,968)
Effect of foreign exchange rate changes on cash	(645)	-

Change in cash and cash equivalents	$(1,730)	$(2,734)

Interest paid	$9,231	$12,650
Income taxes paid, net	$18,845	$35,341

	September 27,	December 28,
	2009	2008
	(in thousands)

Cash and cash equivalents	$16,039	$17,769
Revolving credit facility borrowings	$339,600	$401,850
Available unused commitments under revolving credit facility	$200,443	$138,706

Cash Flows – Operating Activities

Net cash provided by operating activities increased $2.0 million to $127.4 million during the first nine months of 2009 from $125.4 million in the first nine months of 2008. The increase was primarily attributable to an increase in our net income.

Our cash interest payments decreased $3.4 million to $9.2 million during the first nine months of 2009 from $12.7 million in the first nine months of 2008 primarily due to a reduction in the prevailing rates of interest incurred on our borrowings in 2009 as compared to the prior year, partially offset by payments of approximately $0.5 million we made during the first nine months of 2009 in connection with various state tax settlements.

Our cash payments for income taxes, net of refunds we received, decreased $16.5 million to $18.8 million during the first nine months of 2009 compared to payments of $35.3 million in the first nine months of 2008. The decrease was primarily attributable to our payment of $6.3 million to the Internal Revenue Service in the third quarter of 2008 for the settlement of certain federal income tax examination issues, a $5.5 million refund we received during the first quarter of 2009 related to excess 2008 federal income tax payments, partially offset by settlement payments of approximately $0.5 million we made to various state tax authorities during the first nine months of 2009.

Cash Flows – Investing Activities

Net cash used in investing activities decreased $10.1 million to $51.1 million during the first nine months of 2009 from $61.2 million in the first nine months of 2008. Through the first nine months of 2009, our capital expenditures for new store development were approximately $6.4 million lower than in the first nine months of 2008 and we reduced general capital maintenance activities at our stores and capital spending at our corporate office by approximately $7.7 million compared to the same period in 2008. These decreases were partially offset by an increase of approximately $1.8 million in the expenditures for our capital initiatives which affected 107 existing stores during the first nine months of 2009 compared to 101 stores during the same period in 2008. Cash flows from investing activities during the first nine months of 2008 also included the receipt of cash proceeds of approximately $2.1 million from our sale of property related to TJ Hartford’s.

Cash Flows – Financing Activities

Net cash used in financing activities increased $10.5 million to $77.5 million during the first nine months of 2009 from $67.0 million in the first nine months of 2008, primarily due to our repayment during the first nine months of 2009 of borrowings under our revolving credit facility, partially offset by a reduction in our share repurchase activity. During the first nine months of 2009, we made repayments of $62.3 million on the outstanding debt balance under our revolving credit facility, compared to the first nine months in 2008 when we increased our borrowings by $76.1 million. Also, during the first nine months of 2009, our repurchases of our common stock decreased $127.3 million to $33.6 million, compared to $160.8 million in the first nine months of 2008.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit decreased to $6.2 million at September 27, 2009 from $7.7 million at December 28, 2008 primarily due to variations in the timing and amount of payments for accounts payable, interest and income taxes.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550 million for a term of five years.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of September 27, 2009, there were $339.6 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under our credit facility. The credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of September 27, 2009, borrowings under the credit facility incurred interest at LIBOR (0.24% - 0.39%) plus 1.00% or the prime rate (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first nine months of 2009, we reduced the outstanding debt balance under our revolving credit facility by $62.3 million to $339.6 million from $401.9 million as of December 28, 2008, by applying excess cash flows generated from operations during the period towards the repayment of debt.

Including the effect of our interest rate swap contract, the weighted average effective interest rate (incurred on borrowings under our revolving credit facility was 2.9% and 4.0% for the three months ended September 27, 2009 and September 28, 2008, respectively, and was 2.9% and 4.2% for the nine months ended September 27, 2009 and September 28, 2008, respectively.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of September 27, 2009, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.31 to 1 and a consolidated leverage ratio of 1.87 to 1.

Interest Rate Swap

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to reduce the variability of the interest payment cash flows associated with our variable rate revolving credit facility debt and as a hedge against adverse interest rate changes. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at September 27, 2009. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense. The net interest expense associated with the swap contract was $2.8 million during the first nine months of 2009. We have designated the swap contract as a cash flow hedge for accounting purposes. As of September 27, 2009, the estimated fair value of the swap contract was a liability of approximately $6.4 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in 2009 will total approximately $68.0 million to $72.0 million, including approximately $46.0 million related to capital initiatives for our existing stores, approximately $10.0 million related to new store development and the acquisition of franchise stores, and the remainder for general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

        New Company Store Development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. During the nine months ended September 27, 2009, we opened one new Company-owned store and anticipate opening two additional stores during the fourth quarter of this year. The cost of opening such new stores varies depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. The average cost of the new stores we expect to open during the 2009 fiscal year will be approximately $3.2 million per store.

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

The following table summarizes information regarding the number of capital initiatives we completed during each of the periods presented:
	Nine Months Ended
	September 27	September 28,
	2009	2008

Major remodels	6	11
Store expansions	15	8
Game enhancements	86	82
Total completed	107	101

        We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new exterior and interior identity. We anticipate completing eight major remodels in 2009, at an average cost of approximately $0.6 million per store. During the first nine months of 2009, we completed six major remodels and expect to complete two more major remodels during the fourth quarter.

        We believe store expansions improve the quality of our guests’ experience since they allow us to increase the variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel including an increase in the number of games and rides. A store expansion typically results in both an increase in the store’s seat count and the space available for our various entertainment offerings. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise. We anticipate completing 28 store expansions in 2009, at an average cost of approximately $0.9 million per store. During the first nine months of 2009, we completed 15 store expansions and expect to complete 13 more expansions during the fourth quarter.

        The primary components of the game enhancement initiative are new games and rides. Game enhancements incorporate improvements in game technology and counteract general wear and tear on the equipment. We currently plan to complete 126 game enhancements in 2009, at an average cost of approximately $100 thousand to $150 thousand per store. During the first nine months of 2009, we completed 86 game enhancement initiatives and expect to complete 40 more game enhancements during the fourth quarter.

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

Share Repurchases

We repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”). The stock repurchase program, which does not have a stated expiration date, authorized us as of September 27, 2009 to make a total of $600 million of share repurchases in the open market, through accelerated share repurchases or in private transactions. During the first nine months of 2009, we repurchased 1,139,400 shares through the open market at an aggregate purchase price of approximately $33.6 million. At September 27, 2009, approximately $37.8 million remained available for share repurchases under the $600 million repurchase authorization.

On October 27, 2009, the Board authorized a $200 million increase to the share repurchase authorization bringing the current outstanding share repurchase authorization available to approximately $237.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

At September 27, 2009, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2008.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. We believe that as of September 27, 2009 there has been no material change to the information concerning our critical accounting policies.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at September 27, 2009 had borrowings outstanding of $339.6 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $189.6 million of variable rate debt as of September 27, 2009. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at September 27, 2009, would increase our annual interest expense by approximately $1.9 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical $0.10 increase in the average cheese block price per pound (approximately 7% of the unit cheese price as of September 27, 2009) would have been approximately $0.6 million for the first nine months of 2009. The estimated increase in our food costs from a hypothetical $0.10 increase in the average dough price per pound (approximately 26% of the unit dough price as of September 27, 2009) would have been approximately $1.1 million for the first nine months of 2009.

Foreign Currency Risk

As of September 27, 2009 we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first nine months of 2009, our Canada stores represented approximately 0.4% of our operating income. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first nine months of 2009 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 27, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART   II – OTHER INFORMATION

 ITEM 1.    Legal Proceedings.

On November 19, 2007, a purported class action lawsuit against us, entitled Ana Chavez v. CEC Entertainment, Inc., et al., Cause No. BC380996 (“Chavez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We received service of process on December 21, 2007. On January 9, 2008, a second purported class action lawsuit against us, entitled Cynthia Perez et al. v. CEC Entertainment, Inc., et al., Cause No. BC3853527 (“Perez Litigation”), was filed in the Central District Superior Court of California in Los Angeles County. We were served with the second complaint on January 30, 2008. We removed both cases to Federal court on January 18, 2008 and February 29, 2008, respectively. On March 21, 2008, the Chavez Litigation was remanded back to state court and on April 30, 2008, the Perez Litigation was remanded back to state court. These two cases were then consolidated by the court for procedural purposes in the Superior Court of the State of California in Los Angeles County on June 18, 2008. The Chavez Litigation was filed by a former store employee purporting to represent other similarly situated current and former employees of us in the State of California from November 19, 2003 to March 11, 2009. The lawsuit alleged violations of the state wage and hour laws involving unpaid vacation wages, meal periods, wages due upon termination, waiting time penalties, and unfair competition and sought an unspecified amount in damages. The Perez Litigation was filed by former store employees purporting to represent other similarly situated current and former employees of us in Los Angeles County from January 8, 2004 to March 11, 2009. The lawsuit alleged violations of the state wage and hour laws involving unpaid overtime wages, meal and rest periods, itemized wage statements, waiting time penalties, retaliation, unfair competition, and constructive trust and sought an unspecified amount in damages. We attended formal mediation with representatives of the plaintiffs in both suits and reached a tentative settlement for all of the claims alleged on November 17, 2008. On December 3, 2008, following the tentative settlement, the plaintiffs filed a Consolidated Complaint combining the allegations of the two actions in accordance with the tentative settlement agreement. We then filed an Answer to the Consolidated Complaint on December 16, 2008. The tentative settlement was subject to both preliminary and final approval by the court.  On March 11, 2009, the court granted preliminary approval of the class action settlement.  We commenced efforts to administer the settlement and notice of the settlement, claim forms and opt-out forms were sent to approximately 18,500 class members on March 31, 2009. The class action settlement received final approval from the court on August 14, 2009. Subsequently, the class members and opposing counsel received compensation in accordance with the terms of the settlement. The settlement did not have a material adverse effect on our financial condition or results of operations.

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

The following table presents information related to repurchases of our common stock during the third quarter of 2009 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

June 29 – July 26, 2009	449	$32.32	-	$51,293,101
July 27 – August 23, 2009	147,728	$27.07	147,700	$47,295,020
August 24 – September 27, 2009	346,700	$27.37	346,700	$37,805,555
Total	494,877	$27.29	494,400	$37,805,555

(1)For the periods ended July 26 and August 23, 2009, the total number of shares purchased included 449 shares and 28 shares, respectively, tendered by employees at an average price per share of $32.32 and $33.98, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Unless otherwise indicated, shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)We may repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”).  On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock.  On October 22, 2007, the Board authorized a $200 million increase to the share repurchase authorization bringing the total authorization to $600 million. On October 27, 2009, the Board authorized a $200 million increase to the share repurchase authorization bringing the current outstanding share repurchase authorization available to approximately $237.8 million. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in private transactions.

ITEM  5.   Other Information.

On October 26, 2009, our Board of Directors approved Amended and Restated Bylaws effective immediately. The Amended and Restated Bylaws revise and clarify, among other things, the procedures for stockholders to nominate directors and propose other matters for consideration at a meeting of stockholders. In general, the amendments:

•
require that stockholders give notice of any director nominations or business to be considered by the stockholders not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by the Company;

•
require that stockholders, in the event that the Board of Directors has determined that directors will be elected at a special meeting of stockholder, give notice of any director nominations not earlier than the close of business on the 120th day prior to the date of such special meeting and not later than the close of business on the later of the 90th day prior to the date of such special meeting or, if the first public announcement of the date of such special meeting is less than 100 days prior to the date of such special meeting, the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting;

•
clarify that the advance notice provisions of the Amended and Restated Bylaws are the exclusive means for a stockholder to make a director nomination or submit other business before a meeting of stockholders (other than matters properly brought under Rule 14a-8 of the federal proxy rules);

•
require that stockholder proponents and their affiliates disclose, in addition to direct ownership interests and other information required by the proxy rules, all other ownership, economic and voting interests, including options and other convertible securities, derivatives, short interests, performance-based fees based on the increase or decrease in the value of shares or derivative instruments, dividend rights and any proportionate interest in any shares or derivative instruments;

•
require director nominees to represent, among other things, that they do not, and will not, have any undisclosed voting commitments or other undisclosed arrangements with respect to their actions, compensation, reimbursement or indemnification as a director and that, if elected, they will be in compliance with certain corporate policies;

•	require directors nominated by stockholders to complete our director and officer questionnaire;

•	require stockholders nominating directors to disclose material relationships between (1) the stockholder proponents and their affiliates and (2) the director nominees and their affiliates;

•      clarify that only the Board of Directors may fix the number of directors on the Board;

•
clarify that any vacancy or newly created directorship resulting from an increase in the authorized number of directors may only be filled by the vote of two-thirds (2/3) of the directors then in office, unless such position will be filled at an annual meeting of stockholders or at a special meeting of stockholders at which the Board has determined that such director will be elected; and

•      make other conforming changes to our Amended and Restated Bylaws.

ITEM  6.    Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2
Amended and Restated Bylaws of the Company dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 29, 2009)

4.1*	Specimen form of certificate representing $0.10 par value Common Stock

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

October 29, 2009	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2009		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 29, 2009		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2
Amended and Restated Bylaws of the Company dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 29, 2009)

4.1*	Specimen form of certificate representing $0.10 par value Common Stock

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*    Filed herewith.