Form 10-K
period 2010-01-03
CEC ENTERTAINMENT INC
filed 2010-02-26
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 26, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $651,540,731. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been assumed to be affiliates).

As of February 15, 2010, an aggregate of 22,195,251 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2010 annual meeting of stockholders, are incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

Within this report, unless otherwise indicated, any use of the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc and its subsidiaries.

Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Changes in consumer discretionary spending and general economic conditions;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Our ability to successfully implement our business development strategies;

•	Costs incurred in connection with our business development strategies;

•	Competition in both the restaurant and entertainment industries;

•	Loss of certain key personnel;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Continued existence or occurrence of certain public health issues;

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Adverse affects of local conditions, events and natural disasters;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Conditions in foreign markets;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Government regulations, litigation, product liability claims and product recalls;

•	Disruptions of our information technology systems;

•	Application of and changes in generally accepted accounting principles; and

•	Failure to establish, maintain and apply adequate internal control over financial reporting.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART    I

ITEM 1.   Business

General

Chuck E. Cheese’s® is a nationally recognized leader in family dining and entertainment. CEC Entertainment, Inc. was incorporated in the state of Kansas in 1980. We consider the family dining and entertainment center business to be our sole reportable operating segment.

Company Overview

We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the name “Chuck E. Cheese’s” in 48 states and six foreign countries or territories. Chuck E. Cheese's stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill-oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

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

The first Chuck E. Cheese’s opened in 1977. Currently, we and our franchisees operate a total of 545 Chuck E. Cheese's stores located in 48 states and six foreign countries or territories. As of January 3, 2010, we operated 497 Company-owned Chuck E. Cheese’s stores located in 44 states and Canada and our franchisees operated a total of 48 stores located in 16 states, Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.  See Item 2. “Properties” for more information regarding the number and location of Chuck E. Cheese’s stores.

Business Development Strategy

Our business development strategy is focused on maintaining and evolving our existing stores, developing high sales volume Company-owned stores primarily in densely populated areas, and selling development rights to franchisees in domestic and international markets we do not currently intend to open Company-owned stores.

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

We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides and developing a new exterior and interior identity. We completed nine major remodel initiatives in 2009. We currently expect to complete approximately 16 major remodels in fiscal 2010 at an average cost of approximately $0.6 million per store.

Store expansions improve the quality of the guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and generally result in an increase in the store’s seat count. We completed 26 store expansions in 2009. We currently expect to complete approximately 35 store expansions in fiscal 2010 at an average cost of approximately $1.0 million per store.

We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game technology. We completed 125 game enhancements in 2009. We currently expect to enhance the games and rides at approximately 181 stores in fiscal 2010 at an average cost of approximately $0.1 million to $0.2 million per store.

New Company Store Development. Our plan for the development of new Company-owned stores focuses on opening high sales volume stores in densely populated areas. During 2009, we added three new Company-owned stores. The new stores we have opened over the past two years have an average square footage of approximately 14,000 to 15,000 square feet and generate average annual sales of approximately $2.0 million per store. We currently expect to add approximately six new Company-owned stores, including one relocation and one store acquired from a franchisee, in fiscal 2010 at an average cost of approximately $2.4 million to $2.6 million per store.

We periodically reevaluate the site characteristics of our stores and will consider relocating a store if certain site characteristics considered essential for the success of a store deteriorate, more desirable property becomes available or we are unable to negotiate acceptable lease terms with the existing landlord.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our capital initiatives and related capital expenditures.

New Domestic Franchise Store Development. We added three new domestic franchise stores in 2009. Currently, our domestic franchisees have rights to develop an additional 12 stores. Under our domestic agreements, we expect to open approximately two domestic franchise stores in fiscal 2010. We are currently offering franchise development rights in approximately 16 domestic markets.

International Growth. We believe that we have an opportunity to further expand the Chuck E. Cheese’s concept globally. We have formalized a strategic plan for worldwide growth and are actively seeking international franchise partners in select countries within Latin America and Central and Western Europe, the Middle East and Asia. In October 2009, we entered into a development agreement providing the rights to eight stores in Chile. Also in October 2009, we entered into a franchise agreement for a store that will be opened in Guam. Finally, in November of 2009 we signed a development agreement providing the rights to develop 25 stores throughout the Middle East.

Store Design

Chuck E. Cheese's are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 9,000 to 14,500 square feet in area, averaging approximately 11,500 square feet per store.  Chuck E. Cheese’s stores are typically divided into three areas: (1) a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.) occupying approximately 35% of the space, (2) a showroom area occupying approximately 25% of the space, and (3) a playroom area occupying approximately 40% of the space. Total table and chair seating in both the showroom and playroom areas generally average between 325 to 425 guests per store. The showroom area of each Chuck E. Cheese's typically features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage-type settings.

Food and Beverages

Each Chuck E. Cheese's offers a variety of pizzas, sandwiches, appetizers, a salad bar and desserts.  Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws.  We believe that the quality of our food compares favorably with that of our competitors. The majority of the food, beverages and other supplies used in Company-owned stores are currently distributed under a system-wide agreement with a major food distributor.  We believe that this distribution system creates certain cost and operational efficiencies for us.

Approximately 49.7%, 50.3% and 51.7% of our total revenues were derived from food and beverage sales during fiscal years 2009, 2008 and 2007, respectively.

Entertainment and Merchandise

Each Chuck E. Cheese’s store generally includes a showroom area featuring musical entertainment presented by robotic and animated characters and playroom area offering arcade-style and skill-oriented games, rides, video games and other forms of entertainment. Tokens are used to activate the games and rides in the playroom area. All of our games and rides are activated with one token. The maximum price our customers may pay for a game token is $0.25; however, we offer game tokens at reduced prices when purchased in larger quantities or as part of a package deal generally comprised of food, beverage and game tokens. A number of skill-oriented games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly. Also included in the playroom area of our stores are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children. We place a limited amount of table and chair seating in the playroom areas of our Company-owned store so that parents can more closely observe and interact with their children as they play the games and ride the rides.

Approximately 49.8%, 49.2% and 47.9% of our total revenues were derived from entertainment and merchandise sales during fiscal years 2009, 2008 and 2007, respectively.

Marketing

The primary customer base for our stores consists of families with children between two and 12 years of age.  We conduct advertising campaigns focused on families with young children that feature the family entertainment experiences available at Chuck E. Cheese's with the primary objective of increasing the frequency of customer visits. The primary advertising medium we use continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the

Chuck E. Cheese's experience.  The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies that target a similar customer base, our Web site, Internet advertising campaigns and e-mail.

Franchising

As of January 3, 2010, a total of 48 Chuck E. Cheese's stores were operated by our franchisees. Of theses stores, 40 are located domestically in the United States and eight are located internationally in Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.

Our standard domestic franchise agreement grants to the franchisee the right to construct and operate a store and use the associated trade names, trademarks and service marks within the standards and guidelines established by us. Most of our existing franchise agreements have an initial term of 15 years and include a 10-year renewal option. However, our current franchise agreement for prospective franchisees will have an initial term of 20 years. The standard agreement provides us with a right of first refusal should a franchisee decide to sell a store.

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

In addition to an initial franchise fee of $50,000 and a continuing monthly royalty fee equal to 3.8% of gross sales, the franchise agreements governing existing franchised Chuck E. Cheese's in the United States currently require each franchisee to pay to the Association a monthly contribution of 3.4% of gross sales. Additionally, under these franchise agreements, we are required, with respect to Company-owned stores, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. We and our franchisees could be required to make additional contributions to fund any deficits that may be incurred by the Association.

Approximately 0.5% of our total revenues were derived from franchise fees and royalties during fiscal years 2009, 2008 and 2007.

Foreign Operations

As of January 3, 2010, we operated a total of 14 Company-owned stores in Canada. During fiscal years 2009, 2008 and 2007, our Canada stores generated total revenues of approximately $20.8 million, $22.8 million and $21.4 million, respectively, representing approximately 2.5%, 2.8% and 2.7% of our total revenues in each respective fiscal year. As of January 3, 2010, we had approximately $20.4 million, or approximately 3.1%, of our long-lived assets located in Canada.

Additionally, as of January 3, 2010, our international franchisees operated a total of eight stores located in Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The total revenues derived from our international franchisees are not material in relation to our total revenues.

These foreign activities are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See Item 1A. “Risk Factors” for more information regarding the risks associated with our operations located in foreign markets. As of January 3, 2010, we do not believe that we have a material dependence on these foreign operations.

Competition

The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (1) our name recognition; (2) the price, quality, variety, and perceived value of our food and entertainment offerings; (3) the quality of our customer service, and (4) the convenience and attractiveness of our facilities. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we may also compete directly and/or indirectly with other dining and entertainment formats including the quick service pizza segment, movie theaters, and themed amusement attractions catering to our target market of families with young children.

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

Intellectual Property

We own various trademarks, including "Chuck E. Cheese’s" and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks in the names and character likenesses featured in the operation of our stores provides us with an important competitive advantage and we actively seek to protect our interest in such property.

Seasonality

Our operating results fluctuate seasonally due to the timing of school vacations, holidays and changing weather conditions. As a result, we typically generate higher sales volumes during the first and third quarters of each fiscal year.  School operating schedules, holidays and weather conditions may affect sales volumes in some operating regions differently than others.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Working Capital Practices

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to monetize many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets (commonly referred to as a “net working capital deficit”). We attempt to maintain only sufficient inventory of supplies in our stores to satisfy current operational needs. Our accounts receivable typically consists of credit card receivables, vendor rebates and amounts due from our franchisees. Our current liabilities typically consist of accounts payable, accrued operating expenses (including salaries and wages, certain self-insurance claims and taxes), deferred revenues and interest obligations.

Employees

As of January 3, 2010, we employed approximately 16,800 employees, including approximately 16,400 in the operation of our Company-owned stores and approximately 400 employed in our corporate office. None of our employees are members of any union or collective bargaining group.  We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.

Each Chuck E. Cheese's store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters, games and rides, and 20 to 45 food preparation and service employees, many of whom work part-time. Our employment varies seasonally, with the greatest number of people being employed during the summer months.

Available Information

Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062, and our telephone number is (972) 258-8507. We maintain a Web site at www.chuckecheese.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that we file electronically with the SEC.

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

Documents available on our Web site include, among others, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the “Code of Ethics”), (iv) Complaint and Reporting Procedures for Accounting and Auditing Matters, and (v) Charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board of Directors. These documents are also available in print, free of charge, to any stockholder who requests a copy from the Secretary, Meredith W. Bjorck, at 4441 W. Airport Freeway, Irving, Texas 75062. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our Web site.

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

The future performance of the U.S. and global economies are uncertain and are directly affected by numerous national and global financial and other factors that are beyond our control. Increases in credit card, home mortgage and other borrowing costs and declines in housing values could weaken the U.S. economy leading to a decrease in consumer spending. It is difficult to predict the severity and the duration of such a decrease. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our sales performance, which could have a material adverse affect on our business, results of operations or financial condition. In addition, these economic factors may affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales.

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

We rely on insurance to mitigate our exposure to catastrophic losses we may sustain to our property, claims by our employees, customers or other third parties. Although we have historically obtained adequate levels of insurance coverage through well rated and capitalized firms, disruptions in the financial markets may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates in the future. Additionally, we are potentially at risk if our insurance carriers become insolvent. As a result, we could potentially be exposed to financial losses which could adversely affect our results of operations.

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

We believe that our combined restaurant and entertainment center concept puts us in a niche which combines elements of both the restaurant and entertainment industries.  As a result, to some degree, we compete with entities in both industries.  Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis.  Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Such competitive market conditions, including the effectiveness of our advertising and promotion and the emergence of significant new competition, could adversely affect our operating results.

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

Our business may be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illness and contagious diseases (e.g., H1N1 influenza A virus, commonly referred to as the “swine flu”). To the extent that our guests feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in guest traffic, which could adversely affect our financial results.

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

We have experienced, and in the future could experience, quarterly variations in revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays and changing weather conditions. We typically experience lower revenues and profitability in the second and fourth quarters than in the first and third quarters. If revenues are below expectations in any given quarter, our operating results will likely be adversely affected for that quarter.

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

We cannot be assured that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, and financial position.

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

Our application of and changes in generally accepted accounting principles could affect our reported results of operations.

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles which require us to make estimates and assumptions. The use of estimates is pervasive throughout our financial statements and is affected by management’s judgment. To the extent management’s judgment is incorrect, it could result in an adverse impact on our financial statements and reported results of operations. The authoritative accounting literature related to the development of estimates for insurance, tax and legal reserves, valuation of long-lived assets, stock-based compensation, as well as accounting for leases and hedge accounting are highly complex. Changes in generally accepted accounting principles and interpretations thereof may occur in the future that could adversely affect our reported financial position, results of operations and/or cash flows.

Risks Related to Our Common Stock

A failure to establish, maintain and apply adequate internal control over financial reporting could have a material adverse affect on our business and/or market valuation of our common stock.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. As of January 3, 2010, we have concluded that our internal controls over financial reporting are effective; however there can be no assurance that we will be able to maintain all of the controls necessary to remain in compliance with Sarbanes-Oxley in the future. Should we identify any material weaknesses in internal control over financial reporting in the future, there can be no assurance that we will be able to remediate such material weaknesses in a timely manner. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and/or prevent fraud. A failure to maintain an effective system of internal control may also result in a negative market reaction in regards to the valuation of our common stock.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.    Properties.

The following table summarizes information regarding the number and location of stores we and our franchisees operated as of January 3, 2010:

Domestic	Company - Owned Stores	Franchised Stores	Total

Alabama	7	1	8
Alaska	1	-	1
Arizona	2	7	9
Arkansas	6	-	6
California	76	5	81
Colorado	10	-	10
Connecticut	6	-	6
Delaware	2	-	2
Florida	25	-	25
Georgia	16	-	16
Hawaii	-	2	2
Idaho	1	-	1
Illinois	22	-	22
Indiana	14	-	14
Iowa	5	-	5
Kansas	4	-	4
Kentucky	4	1	5
Louisiana	9	1	10
Maine	1	-	1
Maryland	14	-	14
Massachusetts	11	-	11
Michigan	18	-	18
Minnesota	5	-	5
Mississippi	3	2	5
Missouri	8	-	8
Montana	-	1	1
Nebraska	2	-	2
Nevada	5	-	5
New Hampshire	2	-	2
New Jersey	15	-	15
New Mexico	3	-	3
New York	21	-	21
North Carolina	13	2	15
North Dakota	-	1	1
Ohio	19	1	20
Oklahoma	3	-	3
Oregon	1	3	4
Pennsylvania	22	1	23
Rhode Island	1	-	1
South Carolina	7	-	7
South Dakota	2	-	2
Tennessee	12	-	12
Texas	58	-	58
Utah	-	3	3
Virginia	10	4	14
Washington	7	5	12
West Virginia	1	-	1
Wisconsin	9	-	9

Total domestic	483	40	523
International

Canada	14	-	14
Chile	-	1	1
Guatemala	-	2	2
Puerto Rico	-	3	3
Saudi Arabia	-	1	1
United Arab Emirates	-	1	1

Total international	14	8	22

Total system	497	48	545

Company Store Leases

Of the 497 Chuck E. Cheese's owned by us as of January 3, 2010, 438 occupy leased premises and 59 occupy owned premises. The current lease terms of these stores will expire at various times from 2010 to 2028 and available lease terms, including options to renew, expire at various times from 2013 to 2043, as described in the table below.

Year of Expiration	Number of Stores	Range of Renewal Options (Years)
2010	24	None to 20
2011	31	None to 20
2012	44	None to 20
2013	48	None to 20
2014	56	None to 20
2015 through 2028	235	None to 20

The leases of these stores contain terms that vary from lease to lease, although a typical lease provides for an initial primary term of 10 years, with two additional five-year options to renew. It is common for us to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements. The leases generally require us to pay the cost of repairs, insurance and real estate taxes and, in some instances, may provide for additional rent equal to the amount by which a percentage of gross revenues exceed the minimum rent.

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

ITEM 3.    Legal Proceedings.

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time and there are currently a number of claims and legal proceedings pending against us.

In the opinion of our management, after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART   II

ITEM  5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "CEC."   The following table sets forth the highest and lowest sale price for our common stock during each quarterly period within the two most recent fiscal years, as reported on the New York Stock Exchange:
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

1st Quarter	$27.50	$19.29	$30.65	$19.81
2nd Quarter	$34.77	$23.54	$39.47	$27.87
3rd Quarter	$34.53	$25.41	$39.59	$25.59
4th Quarter	$33.23	$24.69	$34.21	$12.96

As of February 15, 2010, there were an aggregate of 22,195,251 shares of our common stock outstanding and approximately 1,998 stockholders of record.

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

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of our common stock during the fourth quarter of 2009 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Period

Sept. 28 – Oct. 25, 2009	-	-	-	$37,805,555
Oct. 26 – Nov. 22, 2009	294,032	$29.75	-	$229,064,321
Nov. 23, 2009 – Jan. 3, 2010	341,904	$30.14	-	$218,758,993
Total	635,689	$29.96	-	$218,758,993

(1)
For the period ended November 22, 2009, the total number of shares purchased included 247 shares tendered by employees at an average price per share of $26.65 to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Unless otherwise indicated, shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)
We may repurchase shares of our common stock under a plan authorized by our Board of Directors (the “Board”).  On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and authorized a $200 million increase on October 22, 2007 and a $200 million increase on October 27, 2009. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

Stock Performance Graph

The graph below compares the annual change in the cumulative total stockholder return on our common stock over the last five fiscal years ended January 3, 2010, with the cumulative total return on the NYSE Composite Index and the S&P SmallCap 600 Restaurants Index. The comparison assumes an investment of $100 on January 2, 2005 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

	Jan. 2 2005	Jan. 1 2006	Dec. 31 2006	Dec. 30 2007	Dec. 28 2008	Jan. 3 2010

CEC Entertainment	$100.00	$85.16	$100.70	$65.72	$58.67	$79.86
NYSE Composite	$100.00	$109.36	$131.74	$144.36	$83.76	$111.76
S&P SmallCap 600 Restaurants	$100.00	$98.25	$110.60	$84.83	$58.83	$77.96

ITEM 6.  Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(in thousands, except per share and store number amounts)
Statement of Earnings Data:
Company store sales	$814,563	$810,693	$781,665	$769,241	$722,873
Franchise fees and royalties	3,783	3,816	3,657	3,312	3,296

Total revenues	818,346	814,509	785,322	772,553	726,169

Company store operating costs:
Cost of food, beverage, entertainment and merchandise (exclusive of items shown separately below)	128,245	131,416	126,413	121,808	115,930
Labor expenses	223,084	223,331	214,147	210,010	202,780
Depreciation and amortization	77,101	74,805	70,701	64,292	59,849
Rent expense	67,695	65,959	63,734	60,333	57,022
Other operating expenses	123,986	119,990	113,789	106,025	98,094

Total Company store operating costs	620,111	615,501	588,784	562,468	533,675
Advertising expense	36,641	34,736	30,651	32,253	29,294
General and administrative expenses	50,629	55,970	51,705	53,037	45,527
Asset impairments	-	282	9,638	3,910	360

Total operating costs and expenses	707,381	706,489	680,778	651,668	608,856

Operating income	110,965	108,020	104,544	120,885	117,313

Interest expense	12,017	17,389	13,170	9,508	4,532

Income before income taxes	98,948	90,631	91,374	111,377	112,781

Income taxes	37,754	34,137	35,453	43,120	43,110

Net income	$61,194	$56,494	$55,921	$68,257	$69,671

Per Share Data: (2) (3)
Earnings per share:
Basic	$2.68	$2.37	$1.79	$2.08	$1.99
Diluted	$2.67	$2.33	$1.75	$2.03	$1.93

Weighted average shares outstanding:
Basic	22,835	23,825	31,237	32,794	35,091
Diluted	22,933	24,199	31,970	33,623	36,188

Balance Sheet Data (end of year):
Cash and cash equivalents	$17,361	$17,769	$18,373	$18,308	$12,184
Total assets	744,266	747,440	737,893	704,185	651,920
Revolving credit facility borrowings	354,300	401,850	316,800	168,200	137,100
Total long-term debt (4)	365,810	414,058	329,875	181,781	149,568
Stockholders’ equity	167,913	128,586	217,993	359,206	343,183

Number of Stores (end of year):
Company-owned	497	495	490	484	475
Franchised	48	46	44	45	44
	545	541	534	529	519

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2009 was 53 weeks in length and all other fiscal years presented were 52 weeks.
(2)	No cash dividends on common stock were paid in any of the years presented.
(3)
Share and per share amounts for 2008, 2007 and 2006 reflect the retrospective application of a new accounting standard adopted as of the beginning of our 2009 fiscal year requiring us to include certain unvested restricted stock awards in the computation of basic earnings per share. Upon adopting this standard, basic and diluted earnings per share decreased (a) $0.06 and $0.04, respectively, for fiscal year 2008, (b) $0.02 and $0.01, respectively, for fiscal year 2007 and (c) $0.01 and $0.01, respectively, for fiscal year 2006. Refer to Note 10 “Earnings Per Share” to our consolidated financial statements for a more complete discussion of this accounting standard.

(4)	Long-term debt includes revolving credit facility borrowings and capital lease obligations.

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

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2009, 2008 and 2007 are for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively. Our 2009 fiscal year consists of 53 weeks and our 2008 and 2007 fiscal years each consisted of 52 weeks.

Executive Overview

Fiscal 2009 Summary
•	Revenues increased 0.5% during 2009 compared to 2008.
-	Comparable store sales decreased 2.8%.
-	Weighted average Company-owned store count increased by approximately four stores.
-	Menu prices increased on average 1.6%.
-	53rd week in 2009 favorably impacted revenues $19.5 million and comparable Company store sales by 0.5%.

•
Company store operating costs as a percentage of Company store sales increased 0.2 percentage points during 2009 compared to 2008 primarily due to margin pressure on fixed and semi-fixed store operating costs, partially offset by reductions in the cost of food and beverage attributable to a 31% decline in the average price per pound of cheese and favorable store labor expenses.

•
Advertising expenses in 2009 increased to $36.6 million compared to $34.7 million in 2008 due to increases in television advertising and Internet-based media expenditures associated with our marketing programs in 2009.

•
General and administrative expenses decreased to $50.6 million in 2009 compared to $56.0 million in 2008 primarily due to lower performance-based compensation and the non-recurrence of $2.5 million related to prior year legal matters.

•
Interest expense decreased to $12.0 million in 2009 compared to $17.4 million in 2008 primarily due to a 120 basis point decrease in the average effective interest rates incurred on the outstanding balance of our revolving credit facility during 2009 compared to 2008 and a $12.4 million decrease in the average debt balance outstanding between the two periods.

•
Net income in 2009 increased 8.3% to $61.2 million from $56.5 million in 2008 and diluted earnings per share increased 14.6% to $2.67 compared to $2.33 in 2008.  Earnings per share benefited from our cumulative repurchase of 6,686,130 shares of our common stock during the 2009 and 2008 fiscal years. We also estimate that the additional 53rd week in 2009 benefited diluted earnings per share approximately $0.17.

Impact of Share Repurchases

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. During 2009, 2008 and 2007, we repurchased 1,775,089 shares, 4,911,041 shares and 7,887,337 shares, respectively, of our common stock at an aggregate purchase price of approximately $52.6 million, $160.8 million and $248.1 million, respectively, under the repurchase program. These share repurchases reduced our weighted average diluted shares outstanding by 648,243 shares 3,498,151 shares and 2,393,932 shares in 2009, 2008 and 2007, respectively.

Refer to “Fiscal Year 2009 Compared to Fiscal Year 2008 - Diluted Earnings per Share” and “Fiscal Year 2008 Compared to Fiscal Year 2007 - Diluted Earnings per Share” for further discussion of the impact the share repurchases had on our earnings per share growth.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and six foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill-oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Fiscal Year
	2009	2008	2007

Number of Company-owned stores:
Beginning of period	495	490	484
New	3	5	10
Acquired from franchisees	-	2	1
Closed	(1)	(2)	(5)
End of period	497	495	490

Number of franchised stores:
Beginning of period	46	44	45
New	3	4	1
Acquired by the Company	-	(2)	(1)
Closed	(1)	-	(1)
End of period	48	46	44

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or 12 months for acquired stores (our “comparable store base”). Relocated stores are excluded from the comparable store base until they are open for more than 18 months as of the beginning of a respective fiscal year. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2009	2008	2007
	(in thousands, except store number amounts)

Average annual sales per comparable store (1)	$1,632	$1,633	$1,602
Number of stores included in our comparable store base	467	453	436
______________
(1)
Average annual sales per comparable store have been calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over-year comparable store sales increases or decreases due to the change in comparable store base. Additionally, the average annual sales amount for 2009 includes the impact of an additional high sales volume 53rd week. Excluding the 53rd week in 2009, the average annual sales per comparable store was $1,593.

Revenues. Our primary source of revenues is from sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens and merchandise. A portion of Company store sales comes from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“package deals”), which we promote through in-store menu pricing or coupon offerings. Food and beverage sales include all revenue recognized with respect to standalone food and beverage sales as well as the portion of revenue that is allocated from package deals. Entertainment and merchandise sales include all revenue recognized with respect to standalone game token sales as well as the portion of revenue that is allocated from package deals. This revenue caption also includes sales of merchandise at our stores. We allocate the revenue recognized from the sale of our package deals between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a standalone basis, which we believe approximates each component’s fair value.

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

Our “Cost of food and beverage” and “Cost of entertainment and merchandise”  mentioned above do not include an allocation of (i) store employee payroll, related taxes and benefit costs and (ii) depreciation and amortization expense associated with Company-store assets. We believe that presenting store-level labor costs and depreciation and amortization expense in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

▪
based on the fact that our store employees are trained to sell and attend to both our dining and entertainment operations, we believe it would be difficult and potentially misleading to assign labor costs between food and beverage sales and entertainment and merchandise sales; and

▪
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

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons and media expenses for national and local advertising, with offsetting contributions from our franchisees.

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

Results of Operations

Historical Results

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Fiscal Year
	2009		2008		2007
	(in thousands, except percentages)

Food and beverage sales	$406,635	49.9%	$409,895	50.6%	$405,740	51.9%
Entertainment and merchandise sales	407,928	50.1%	400,798	49.4%	375,925	48.1%

Company store sales	$814,563	100.0%	$810,693	100.0%	$781,665	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year
	2009		2008		2007
	(in thousands, except percentages)

Company store sales	$814,563	99.5%	$810,693	99.5%	$781,665	99.5%
Franchising activities	3,783	0.5%	3,816	0.5%	3,657	0.5%

Total revenues	$818,346	100.0%	$814,509	100.0%	$785,322	100.0%
Company store operating costs:
Cost of food and beverage (1)	$91,816	22.6%	$96,891	23.6%	$93,693	23.1%
Cost of entertainment and merchandise (2)	36,429	8.9%	34,525	8.6%	32,720	8.7%

Total cost of food, beverage, entertainment and merchandise (3)	128,245	15.7%	131,416	16.2%	126,413	16.2%
Labor expenses (3)	223,084	27.4%	223,331	27.5%	214,147	27.4%
Depreciation and amortization (3)	77,101	9.5%	74,805	9.2%	70,701	9.0%
Rent expense (3)	67,695	8.3%	65,959	8.1%	63,734	8.2%
Other store operating expenses (3)	123,986	15.2%	119,990	14.8%	113,789	14.6%
Total Company store operating costs (3)	620,111	76.1%	615,501	75.9%	588,784	75.3%
Other costs and expenses:
Advertising expense	36,641	4.5%	34,736	4.3%	30,651	3.9%
General and administrative expenses	50,629	6.2%	55,970	6.9%	51,705	6.6%
Asset impairments	-	0.0%	282	0.0%	9,638	1.2%
Total operating costs and expenses	707,381	86.4%	706,489	86.7%	680,778	86.7%

Operating income	110,965	13.6%	108,020	13.3%	104,544	13.3%
Interest expense	12,017	1.5%	17,389	2.1%	13,170	1.7%

Income before income taxes	$98,948	12.1%	$90,631	11.1%	$91,374	11.6%
______________
(1) Percent amount expressed as a percentage of food and beverage sales.
(2) Percent amount expressed as a percentage of entertainment and merchandise sales
(3) Percent amount expressed as a percentage of Company store sales
Due to rounding, percentages presented in the table above may not add.

Fiscal Year 2009 Compared to Fiscal Year 2008

Our 2009 fiscal year consisted of 53 weeks compared to 52 weeks in 2008. We have estimated the changes in fiscal 2009 operating results compared to fiscal 2008 on a comparable 52-week basis under the caption “53rd Week Impact.”

Revenues

Company store sales increased 0.5% to $814.6 million during 2009 compared to $810.7 million in 2008 primarily due to the additional 53rd week sales of approximately $19.5 million and a weighted average net increase of approximately four Company-owned stores during 2009 as compared to 2008. This increase was partially offset by a decline in our comparable store sales which, including the impact of the additional 53rd week in 2009, decreased 2.8%. We believe our comparable store sales in 2009 were negatively impacted by a restraint in consumer spending due to a weakened economic environment, and to a lesser extent the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu.” We believe the greatest impact of the swine flu occurred from April through June 2009. This negative impact to our comparable store sales was partially offset by menu prices which increased on average 1.6% during 2009. Despite the apparent restraint in consumer spending and added pressure from the swine flu, we believe the execution of various strategies we have implemented, including the ongoing capital initiatives at our stores and our continuing efforts to increase the number of birthday parties and fund raising events at our stores worked, in part, to counteract theses negative factors.

Our Company store sales mix was 49.9% food and beverage sales and 50.1% entertainment and merchandise sales during 2009 compared to 50.6% and 49.4%, respectively, in 2008. We believe the shift in sales mix from food and beverage to entertainment and merchandise is primarily the result of increased sales of promotional package deals and birthday parties containing greater components of game tokens and merchandise.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 1.0 percentage point to 22.6% during 2009 from 23.6% in 2008 primarily due to a $0.59, or 31%, reduction in the average price per pound of cheese in 2009 compared to prices paid in 2008.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales increased 0.3 percentage points to 8.9% during 2009 from 8.6% in 2008 primarily due to a 0.2 percentage point increase in costs associated with an attraction that dispenses novelty photo cards, and to a lesser extent increased distributions of prize redemption tickets related to specific promotions during the second and third quarters of 2009.

Labor expense as a percentage of Company store sales decreased 0.1 percentage point to 27.4% during 2009 compared to 27.5% in 2008 primarily due to improved productivity at the store level and a reduction in store personnel performance-based compensation costs associated with our Company store sales decline during 2009, largely offset by a 3.4% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $2.3 million to $77.1 million during 2009 compared to $74.8 million in 2008 primarily due to the ongoing capital investment initiatives that occurred at our existing stores and new store development.

Store rent expense increased $1.7 million to $67.7 million during 2009 compared to $66.0 million in 2008 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.4 percentage points to 15.2% during 2009 compared to 14.8% in 2008 primarily due to higher repair and maintenance costs and the effect of a $0.8 million gain that we recognized in 2008 from the sale of property related to our TJ Hartford’s Grill and Bar (“TJ Hartford’s”). The increase in other store operating expenses as a percentage of Company store sales was partially offset by a reduction in general insurance costs during 2009 compared to 2008.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.2 percentage points to 4.5% during 2009 from 4.3% in 2008 primarily due to a combined 0.2 percentage point increase in television advertising and Internet-based media expenditures associated with our marketing programs in 2009.

General and Administrative Expenses

General and administrative expenses decreased $5.3 million to $50.6 million during 2009 from $56.0 million in 2008 primarily due to lower performance-based compensation and a decrease in legal related costs. Performance-based compensation associated with our financial performance for 2009 decreased $3.8 million in 2009 compared to 2008. Litigation related costs decreased approximately $2.5 million primarily due to the non-recurrence of certain prior year legal matters. These decreases were partially offset by increases in other corporate office expenses.

Interest Expense

Interest expense decreased to $12.0 million during 2009 compared to $17.4 million in 2008 primarily due to a 120 basis point decrease in the average effective interest rates incurred and a reduction in the outstanding balance of our revolving credit facility between the two periods. The weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% during 2009 compared to 4.2% in 2008. During 2009, the average debt balance outstanding under our revolving credit facility was $346.3 million compared to $358.6 million during 2008.

Income Taxes

Our effective income tax rate was 38.2% and 37.7% for 2009 and 2008, respectively. The increase in our effective income tax rate was primarily due to the effect of favorable U.S. federal and state tax adjustments we made during 2008, and to a lesser extent unfavorable tax adjustments in 2009.

Diluted Earnings Per Share

Diluted earnings per share increased to $2.67 per share during 2009 from $2.33 per share in 2008 due to a 8.3% increase in our net income and a 5.2% decrease in the number of weighted average diluted shares outstanding between the two periods. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 6.7 million shares of our common stock since the beginning of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during 2009 attributable solely to these repurchases benefited our earnings per share growth in 2009 by approximately $0.17. Our estimate is based on the weighted average number of shares repurchased since the beginning of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to fiscal 2008, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of fiscal 2008.

The diluted earnings per share amounts discussed above reflect the retrospective application of a new accounting standard we adopted as of the beginning of our 2009 fiscal year which requires us to include certain unvested restricted stock awards in the computation of basic earnings per share. Refer to Note 10 “Earnings Per Share” to our consolidated financial statements for a more complete discussion of this new accounting standard.

53rd Week Impact

Our 2009 fiscal year consisted of 53 weeks compared to 52 weeks in 2008, resulting in one additional operating week in the fourth quarter of 2009. The favorable impact to total revenues from the additional operating week was approximately $19.5 million and our 2009 comparable store sales benefited 0.5%. We estimate that the additional operating week benefited 2009 diluted earnings per share approximately $0.17. This benefit was primarily due to the operating leverage obtained from the additional high sales volume 53rd week, particularly related to certain fixed costs, such as depreciation and amortization and rent, that are recognized on a monthly basis as opposed to incremental weekly amounts.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues

Company store sales increased 3.7% to $810.7 million during 2008 compared to $781.7 million in 2007 primarily due to a 2.3% increase in comparable store sales during 2008, a net increase in the number of our Company-owned stores and an average increase in menu prices of 1.7% in 2008 compared to 2007. The weighted average number of Company-owned stores open during 2008 increased by approximately five stores as compared to 2007. We believe that our comparable store sales in 2008 reflect the impact of the various strategies we implemented during the year, including the ongoing capital initiatives at our existing stores, an enhanced marketing plan implemented at the beginning of 2008, implementation of a suggestive sales program and our recent efforts to increase the number of birthday parties and fund raising events at our stores. During 2008, our birthday party sales as a percentage of total Company store sales increased from 12.0% to 12.9%, and fund raising sales as a percentage of total Company store sales increased from 0.7% to 0.9%. Even with the success of these strategies and the increase in Company store sales, we believe that our sales in 2008 were negatively impacted by a restraint in consumer spending attributable to the weakening economy particularly in the last two quarters of 2008. The increase in our comparable store sales growth was also partially offset by the impact of temporary closures of 39 stores (representing approximately 265 store operating days) in the third quarter of 2008 as a result of hurricanes Gustav and Ike. We estimate that these temporary closures decreased our 2008 comparable store sales by approximately 0.2%.

Our Company store sales mix was 50.6% food and beverage sales and 49.4% entertainment and merchandise sales for fiscal 2008 compared to 51.9% and 48.1%, respectively, for 2007.

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

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 0.5% to 23.6% during 2008 from 23.1% in 2007 primarily due to higher commodity prices and beverage costs. During 2008, the average price per pound of cheese increased approximately $0.13, or 8%, and the average price per pound of dough increased approximately $0.12, or 29%, compared to prices paid in 2007. Increases attributable to the average prices per pound of cheese and dough and our increased buffalo wing usage represented approximately a 1.0% combined increase in food costs as a percentage of food and beverage sales. These increases were partially offset by a reduction of approximately 0.9% as a percentage of food and beverage sales in total pizza costs attributable to our implementation of an enhanced cheese product and a resizing of our medium and large pizzas during the first two quarters of 2008. Beverage costs increased due to a non-cash charge to our vendor rebate allowance of approximately $0.9 million, or approximately 0.2% as a percentage of food and beverage sales, that we recorded in the third quarter of 2008. Additionally, costs associated with an enhanced birthday party package we introduced during 2008 increased approximately 0.2% as a percentage of food and beverage sales.

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

Store rent expense increased $2.2 million to $66.0 million during 2008 compared to $63.7 million in 2007 primarily due to an increase in the number of leased properties resulting from our new store development and to a lesser extent expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.2% to 14.8% during 2008 compared to 14.6% in 2007 primarily due to increases in insurance related costs and, to a lesser extent, increases in other store operating expense and were partially offset by the leverage from our sales increase. Insurance related costs were approximately $2.7 million higher during 2008 compared to 2007 due to a favorable prior year adjustment to workers compensation and general liability reserves recorded in 2007 and losses we incurred from hurricanes Gustav and Ike during the third quarter of 2008 which were not covered by our insurance. Property taxes increased approximately $2.0 million, or 0.2% as a percentage of Company store sales, during 2008 primarily due to a favorable adjustment to our accrued property taxes in the prior year. This increase was offset by a $2.4 million, or 0.3% as a percentage of Company store sales, reduction in asset disposal costs primarily attributable to charges for our store remodeling initiatives during 2008 which did not recur to the same extent as had been incurred in 2007. Other store operating costs in 2008 also benefited from a $0.8 million gain that we recognized in the second quarter of 2008 from the sale of property related to TJ Hartford’s.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.4% to 4.3% during 2008 from 3.9% in 2007 primarily due to increased television advertising, newspaper inserts and online media costs associated with our enhanced marketing programs in 2008.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues increased 0.3% to 6.9% during 2008 from 6.6% in 2007 primarily due to higher corporate office compensation expense and litigation related costs. Total corporate office compensation expense increased $4.6 million, or 0.4% as a percentage of total revenues, during 2008 compared to 2007 primarily due to higher performance-based compensation costs associated with our financial performance in 2008. Litigation related costs increased approximately $2.5 million, or 0.3% as a percentage of total revenues, primarily due to the accrual of $1.3 million in aggregate contingent losses and a $1.3 million increase in legal fees related to ongoing legal matters. These increases were partially offset by reductions in other corporate office expenses, including the non-recurrence of approximately $0.5 million of professional service fees associated with the review of our stock option granting practices that concluded in the first quarter of 2007 and the benefit from approximately $2.4 million, or 0.3% as a percentage of total revenues, of 2007 tax related charges which did not recur in 2008.

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

Interest Expense

Interest expense increased to $17.4 million during 2008 compared to $13.2 million in 2007 primarily due to an increase in the average debt balance outstanding under our revolving credit facility during 2008 as compared to the prior year. During 2008, the average debt balance under our revolving credit facility increased to approximately $358.6 million compared to $178.8 million in 2007 primarily due to our repurchases of our common stock during the first two quarters of 2008. The effect of the debt increase was partially offset by lower average interest rates in 2008, which declined by approximately 210 basis points compared to average interest rates in 2007. The weighted average effective interest rate incurred on borrowings under our revolving credit facility was 4.2% during 2008 compared to 6.3% in 2007.

Income Taxes

Our effective income tax rate was 37.7% and 38.8% during 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to reductions in certain unfavorable permanent tax differences, other discrete tax adjustments made during 2008 and an increase in available federal tax credits.

Diluted Earnings Per Share

Diluted earnings per share increased to $2.33 per share during 2008 from $1.75 per share in 2007 due to a 1.0% increase in our net income and a 24.3% decrease in the number of weighted average diluted shares outstanding between the two periods. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 12.8 million shares of our common stock since the beginning of fiscal 2007. We estimate that the decrease in the number of weighted average diluted shares outstanding during 2008 attributable solely to these repurchases benefited our earnings per share growth in 2008 by approximately $0.41. Our estimate is based on the weighted average number of shares repurchased since the beginning of fiscal 2007 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to fiscal 2007, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of fiscal 2007.

The diluted earnings per share amounts discussed above reflect the retrospective application of a new accounting standard we adopted as of the beginning of our 2009 fiscal year which requires us to include certain unvested restricted stock awards in the computation of basic earnings per share. Refer to Note 10 “Earnings Per Share” to our consolidated financial statements for a more complete discussion of this new accounting standard.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Fiscal Year
	2009	2008	2007
	(in thousands)

Net cash provided by operating activities	$154,258	$144,182	$162,742
Net cash used for investing activities	(72,931)	(85,478)	(108,647)
Net cash used for financing activities	(80,568)	(58,034)	(54,030)
Effect of foreign exchange rate changes on cash	(1,167)	(1,274)	-

Change in cash and cash equivalents	$(408)	$(604)	$65

Interest paid	$12,317	$16,542	$10,721
Income taxes paid, net	$20,454	$46,696	$27,016

	At Year End
	2009	2008
	(in thousands)

Cash and cash equivalents	$17,361	$17,769
Revolving credit facility borrowings	$354,300	$401,850
Available unused commitments under revolving credit facility	$185,743	$138,706

Sources and Uses of Cash – Fiscal Year 2009 Compared to Fiscal Year 2008

Net cash provided by operating activities increased $10.1 million to $154.3 million during 2009 from $144.2 million in 2008. The increase was primarily attributable to increases in net income and non-cash adjustments, partially offset by changes in our operating assets and liabilities.

Our cash interest payments decreased $4.2 million to $12.3 million during 2009 from $16.5 million in 2008 primarily due to a reduction in the prevailing rates of interest incurred on our borrowings in 2009 as compared to the prior year, partially offset by payments of approximately $0.5 million we made during 2009 in connection with various state tax settlements.

Our cash payments for income taxes, net of refunds we received, decreased $26.2 million to $20.5 million during 2009 compared to payments of $46.7 million in 2008 primarily due to our payment of $6.3 million in 2008 to the Internal Revenue Service for the settlement of certain federal income tax examination issues and a $5.5 million refund we received during the first quarter of 2009 related to excess 2008 federal income tax payments.

Net cash used in investing activities decreased $12.5 million to $72.9 million during 2009 from $85.5 million in 2008 primarily due to our adding fewer Company-owned stores in 2009 and reductions in general capital maintenance activities at our stores and capital spending at our corporate office compared to 2008. Cash flows from investing activities during 2008 also included the receipt of cash proceeds of approximately $2.1 million from our sale of property related to TJ Hartford’s.

Net cash used in financing activities increased $22.5 million to $80.6 million during 2009 from $58.0 million in 2008, primarily due to our repayment during 2009 of borrowings under our revolving credit facility, partially offset by a reduction in our share repurchase activity. During 2009, we made repayments of $47.6 million on the outstanding debt balance under our revolving credit facility, compared to 2008 when we increased our borrowings by $85.1 million. Also, during 2009, our repurchases of our common stock decreased $108.2 million to $52.6 million, compared to $160.8 million in 2008.

Sources and Uses of Cash – Fiscal Year 2008 Compared to Fiscal Year 2007

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

Our cash payments for income taxes, net of refunds we received, increased $19.7 million to $46.7 million during 2008 compared to payments of $27.0 million in 2007 primarily due to the refund of $15.8 million received in 2007, a $6.3 million payment made to the Internal Revenue Service in the third quarter of 2008 for the settlement of certain federal income tax examination issues, and an increase in estimated federal and state income tax payments made during 2008.

Net cash used in investing activities decreased $23.2 million to $85.5 million during 2008 from $108.6 million in 2007, primarily due to a $21.3 million decrease in capital expenditures in 2008 attributable to a decrease in the number of our new store openings and a change in the mix of capital initiatives impacting our existing stores. During 2008, we opened or acquired from franchisees, four fewer stores than we had in 2007, which contributed to a $7.7 million reduction in our capital expenditures. Also during 2008, the number of major remodels decreased by 37 units, the number of store expansions increased by only one unit and the number of game enhancements increased by 31 units as compared to the prior year, providing for a $24.7 million reduction in our capital expenditures from the prior year. These decreases were partially offset by an increase in expenditures for general store maintenance. Cash flows from investing activities during 2008 also included the receipt of cash proceeds of approximately $2.1 million from our sale of property related to TJ Hartford’s.

Net cash used in financing activities increased $4.0 million to $58.0 million during 2008 from $54.0 million in 2007, primarily due to a decrease in proceeds obtained through the exercise of employee stock options in 2008 compared to 2007. The amount of proceeds we obtained from the exercise of stock options decreased $26.1 million to $19.2 million in 2008 from $45.3 million in 2007 due to a 67% decline in the number of option shares exercised during 2008. Also, due to the reduction in our repurchases of our common stock during 2008, we decreased the amount of borrowings we drew under our revolving credit facility by $63.6 million during 2008 compared to 2007. During 2008, our repurchases of our common stock decreased $87.2 million to $160.8 million, compared to $248.1 million in 2007.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale. Thus, we are able to monetize many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit decreased to $1.0 million at January 3, 2010 from $7.7 million at December 28, 2008, primarily due to decreases in accounts payable and accrued interest costs in 2009 compared to 2008.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550.0 million for a term of five years.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of January 3, 2010, there were $354.3 million of borrowings and $10.0 million of letters of credit issued but undrawn under our credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of January 3, 2010, borrowings under the credit facility incurred interest at LIBOR (0.23% - 0.25%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During 2009, we reduced the outstanding debt balance under our revolving credit facility by $47.6 million to $354.3 million as of January 3, 2010 from $401.9 million as of December 28, 2008, by applying excess cash flows generated from operations during the period towards the repayment of debt.

Including the effect of our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9%, 4.2% and 6.3% in 2009, 2008 and 2007, respectively.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of January 3, 2010, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.4 to 1 and a consolidated leverage ratio of 1.9 to 1.

Interest Rate Swap

We have entered into an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at January 3, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

As of January 3, 2010, the estimated fair value of the swap contract was a liability of approximately $5.6 million. Refer to Note 7 “Derivative Instrument” of our consolidated financial statements for a more complete discussion of our interest rate swap contract.

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

The following table summarizes information regarding the number of capital initiatives for existing Company stores we completed during each of the periods presented:

	Fiscal Year
	2009	2008	2007

Major remodels	9	15	52
Store expansions	26	20	19
Game enhancements	125	125	94
Total completed	160	160	165

Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes increasing the space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new exterior and interior identity. We incur an average cost of approximately $0.6 million per store for major remodels.

        Store expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and generally result in an increase in the store’s seat count. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise. We incur an average cost of approximately $1.0 million per store for expansions.

        Game enhancements. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game technology. We incur an average cost of approximately $0.1 million to $0.2 million per store for game enhancements.

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

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. During 2009, we added three new Company-owned stores. The cost of a new store varies depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. We incur an average cost of approximately $2.5 million per new store.

Fiscal 2010 Capital Plan

Our future capital expenditures are expected to be primarily for the development of new stores and reinvestment into our existing store base through various capital initiatives. We estimate capital expenditures in fiscal 2010 will total approximately $94 million to $100 million, including approximately $67 million related to capital initiatives for our existing stores, approximately $15 million related to new store development and the acquisition of franchise stores, and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Our preliminary capital spending plan for fiscal 2010 is projected to impact approximately 232 of our existing Company-owned store locations compared to 160 during 2009. In fiscal 2010, we currently expect to complete approximately 16 major remodels, approximately 35 store expansions and approximately 181 game enhancements. Our plan for the number of store expansions in fiscal 2010 represents a 35% increase over 2009. Our decision to increase the number of store expansions is based on our expectation that the return on invested capital related to these expansions will be comparable to our historical returns generated from store expansions.

We currently expect to add approximately six new Company-owned stores, including one relocation and one store acquired from a franchisee, in fiscal 2010 at an average cost of approximately $2.4 million to $2.6 million per store.

Share Repurchases

Our Board has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases, respectively. During 2009 we repurchased 1,775,089 shares of our common stock at an aggregate purchase price of approximately $52.6 million and as of January 3, 2010, approximately $218.8 million remained available for share repurchases under our repurchase authorization.

The share repurchase authorization approved by the Board does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, our stock price, and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Our share repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Off-Balance Sheet Arrangements and Contractual Obligations

At January 3, 2010, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

The following table summarizes our contractual cash obligations as of January 3, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)

Operating leases (1)	$912,350	$69,315	$138,846	$135,920	$568,269
Capital leases	16,679	1,698	3,314	3,198	8,469
Revolving credit facility (2)	354,300	-	354,300	-	-
Interest obligations (3)	18,427	9,582	8,845	-	-
Purchase commitments (4)	823	823	-	-	-
Uncertain tax positions (5)	796	796	-	-	-
	$1,303,375	$82,214	$505,305	$139,118	$576,738

(1)
Includes the initial non-cancellable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)	The amount for the revolving credit facility excludes interest payments related to this variable rate debt.
(3)
Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (i) terms of the credit facility agreement, (ii) using a 1.25% weighted average interest rate incurred on outstanding borrowings that were not subject to an interest rate swap agreement as of January 3, 2010, (iii) and $150.0 million notional amount of debt converted to a fixed rate of 3.62% through an interest rate swap contract which matures in May 2011. Our estimate assumes that we will maintain the same levels indebtedness and financial performance through the credit facility’s maturity in October 2012.

(4)	We are required to purchase certain store furniture totaling $0.8 million that has been or will be manufactured to our specifications.
(5)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term unrecognized tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $4.3 million.

In addition to the above, we estimate that the accrued liabilities for group medical, general liability and workers’ compensation claims of approximately $19.7 million as of January 3, 2010 will be paid as follows: approximately $7.6 million to be paid in fiscal 2010 and the remainder paid over the six year period from 2011 to 2016.

As of January 3, 2010, capital expenditures totaling $6.5 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The application of U.S. GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as the business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Estimation of Reserves

The amount of liability we record for claims related to insurance, tax and contingent losses requires us to make judgments about the amount of expenses that will ultimately be incurred. We use history and experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, we assess the potential liability related to various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position or liquidity.

Insurance reserves. We are self-insured for certain losses related to workers’ compensation claims, property losses and general liability matters. We also have a self-insured health program administered by a third party covering the majority of the employees that participate in our health insurance programs. We estimate the amount of reserves for all the insurance programs discussed above at the end of each reporting period. This estimate is primarily based on information provided by independent third-party actuaries. The information includes historical claims experience, demographic factors, severity factors and other factors we deem relevant. We are insured through third-party insurance carriers for certain losses related to workers' compensation, general liability, property and other liability claims, with deductibles of up to approximately $0.2 million to $0.4 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Tax reserves. We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves on the balance sheet based on the estimate of current probable tax exposures. To the extent a tax return position has not been reflected in our income tax expense for financial reporting purposes (“uncertain tax position”), we record a liability (“unrecognized tax benefit”) and accrue related interests and penalties, if any. We recognize uncertain tax positions based on the assessment of whether the tax position is more likely than not to be sustained on audit by the tax authorities, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. In considering the need for and magnitude of a liability for an uncertain tax position, we must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances might exist on the balance sheet for multiple years during which time we may be required to adjust these reserves in light of changing facts and circumstances.

Contingent loss reserves. Additionally, from time to time we are involved with inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business which are brought about by customers, employees and others involved in operational issues common to the retail, restaurant and entertainment industries. When a contingency involving uncertainty as to a possible loss (“contingent loss”) occurs, an estimate of such contingent loss may be accrued as a charge to income and a reserve established on the balance sheet. We perform regular assessments of our contingent losses and develop estimates of the degree of probability for and range of possible settlement. We record liabilities for those losses we deem to be probable and for which we are able to reasonably estimate an amount of settlement. If we are only able to determine a range of possible loss, with no amount in the range representing better estimate than any other amount within the range, we record a contingent liability typically equal to the low end of the range. Our estimates of contingent loss are developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies in light of specific events and circumstances including settlement discussions with respect to ongoing legal matters and court rulings in relevant, but unrelated, proceedings. The assessment of contingent loss is highly subjective and requires us to make judgments about uncertain future events. Our management reviews the contingent loss reserves periodically, and reserve balances may be increased or decreased in the future to reflect further developments.

Although we believe that our assessments of insurance, tax and contingent loss reserves are based on reasonable judgments and estimates, there can be no assurance that there will not be a loss different from the amounts accrued, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets

We review our property and equipment for impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability of property and equipment on a store-by-store basis. Such events or changes may include  a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), cash flow loss combined with historical loss or projected future losses, historical negative cash flows or plans to dispose of or sell  the store before the end of its previously estimated useful life. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the store and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. We estimate the fair value by discounting the expected future cash flows using a weighted average cost of capital commensurate with the risk. Our estimate of cash flows used to determine fair value is developed from the highest and best use of the store from the perspective of market participants, which may differ from the basis of our own internal expectations of the store’s future cash flows. Factors that we must estimate when performing impairment tests include, among other items, sales volume, strategic plans, capital spending, useful lives, salvage values marketplace assumptions and discount rates. Our assessments of cash flows represent our best estimate as of the time of the impairment review. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

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

Stock-Based Compensation

Since the start of our 2006 fiscal year, we have only issued awards of restricted stock to our employees and directors. At the date an award is granted, we determine its fair value and recognize compensation expense over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. We determine the fair value of our restricted stock awards to be the closing market price of our common stock on the date of grant.

We only recognize stock-based compensation for awards that vest and our accrual of period compensation cost is based on an estimated number of awards expected to vest. Therefore, we estimate at the date of grant a rate representing the number of non-vested awards expected to be forfeited by individuals that may not complete the requisite service period. If deemed necessary, we apply an estimated forfeiture rate assumption to adjust the amount of period compensation cost we recognize. The forfeiture rate assumption is based on our historical experience of award forfeitures, and as necessary, is adjusted for certain events that are not expected to recur during the term of the award. Nevertheless, our forfeiture rate assumption involves the inherent uncertainty of employee behavior that is outside of our control. If actual forfeiture results are not consistent with the estimated rate of forfeiture used, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated rate of forfeiture, we may record an adjustment to the financial statements in future periods.

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

Hedge Accounting

We recognize all derivative instruments as either an asset or a liability on the balance sheet at fair value and the gains or losses resulting from the changes in fair value as adjustments to a separate component of stockholders’ equity or earnings. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based on the exposure being hedged (fair value changes, cash flow variability or foreign currency fluctuations). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows of an asset, liability or forecasted transaction), gains and losses attributable to changes in the derivative’s fair value that are determined to be effective in offsetting changes in the hedged item’s cash flows (the “effective portion”) are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)” and recognized in the Consolidated Statements of Earnings in the same period or periods during which the hedged item affects earnings (“hedge accounting”). We determine the effective portion of cash flow hedge’s gains or losses by comparing the cumulative change in the derivative’s fair value to the cumulative change in the present value of the hedged item’s expected future cash flows. If the total cumulative change in fair value of the derivative instrument exceeds the cumulative change in the present value of expected future cash flows of the hedged item, the excess amount (representing the “ineffective portion”) of the derivative’s gains or loses, will be recorded immediately in earnings.

We formally document at the inception of the hedge, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. We formally assess, both at inception and at least quarterly thereafter, whether derivative instruments used in a cash flow hedge transaction are highly effective in offsetting changes in cash flows of the hedged item. If we determine that it is no longer probable that a hedge transaction will occur, or the derivative instrument ceases to be a highly effective hedge, we would discontinue our use of hedge accounting and recognize immediately in earnings any unrealized gains or losses included in accumulated other comprehensive income.

Recent Accounting Pronouncements

Newly Adopted Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification™ (the “FASB Codification”) as the single source of authoritative accounting principles recognized by FASB for the preparation of financial statements in conformity with U.S. GAAP, except for the Securities and Exchange Commission (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. The FASB Codification supersedes all previously existing non-SEC accounting and reporting standards and reorganizes the authoritative literature comprising U.S. GAAP into a topical format. Changes to the FASB Codification are communicated through an Accounting Standards Update (“ASU”) which replace accounting guidance that historically was issued as FASB Statements, FASB Interpretations, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other types of accounting standards issued by the FASB. The FASB Codification does not change our application of U.S. GAAP. We adopted the FASB Codification in the third quarter of 2009 and there was no impact on our consolidated financial statements other than the way we reference authoritative accounting literature in the notes to consolidated financial statements.

As of the beginning of our 2009 fiscal year, we adopted a new accounting standard requiring us to include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of basic earnings per share (“EPS”). Adoption of this standard also required that all prior-period EPS and share data presented be adjusted retrospectively. Upon adopting this standard, basic and diluted earnings per share decreased (a) $0.06 and $0.04, respectively, for fiscal year 2008, (b) $0.02 and $0.01, respectively, for fiscal year 2007 and (c) $0.01 and $0.01, respectively, for fiscal year 2006. Refer to Note 10 “Earnings Per Share” to our consolidated financial statements for a more complete discussion of this new accounting standard and its impact on our consolidated financial statements.

In the first quarter of 2009, we adopted a new accounting standard requiring enhanced disclosure of our derivative instrument and hedging activities including how and why we use the derivative instrument, how our derivative instrument and related hedged item is accounted for, and how the derivative instrument and related hedged item affects our consolidated financial statements. The new guidance contained in this standard also requires us to disclose the fair value of our derivative instrument and its gains and losses in a tabular format that identifies the location of the derivative and the effect of its use in our financial statements. We have included these required disclosures in the notes to our consolidated financial statements.

In the first quarter of 2009, we adopted a new accounting standard that extended existing fair value measurements and disclosure guidance to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. The new guidance contained in this standard applied to our fair value measurements of property and equipment made in connection with periodic impairment assessments. Our adoption of this standard has not had a material impact on our consolidated financial statements.

In the first quarter of 2009, we adopted a new accounting standard relating to the accounting and reporting for noncontrolling ownership interests in consolidated subsidiaries (“noncontrolling interests”). The new guidance contained in this standard clarifies that noncontrolling interests should be reported in the consolidated financial statements as a separate component of equity and requires consolidated net income to be reported for the consolidated group with separate disclosure of amounts attributable to noncontrolling interests on the face of the consolidated statement of income. Our adoption of this standard did not have a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted a new accounting standard clarifying the accounting for and disclosure of subsequent events. Our adoption of the new guidance contained in this standard did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements.

In the fourth quarter of 2009, we adopted recently issued accounting guidance (contained in ASU 2009-5) for measuring the fair value of liabilities when a quoted price in an active market for the identical liability is not available. This new guidance also clarifies that the fair value of a liability is not adjusted to reflect the impact of restrictions that prevent its transfer. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued a new accounting standard that amends the accounting and disclosure requirements for the consolidation of a variable interest entity (“VIE”). The new guidance contained in this standard prescribes a qualitative assessment to determine whether a variable interest gives the entity a controlling financial interest in a VIE which must be reassessed on an ongoing basis. This new guidance also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criteria are met. The guidance contained in this standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We have evaluated the impact of adopting this new guidance and determined that it will not have a material impact on our consolidated financial statements when it is applied as of the start of our 2010 fiscal year.

In October 2009, the FASB issued ASU 2009-13 which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The revised guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied prospectively as of the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We will apply this guidance prospectively as of the start of our 2011 fiscal year. We are currently evaluating this new accounting guidance.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

We are subject to interest rate, commodity price and foreign currency market risks.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at January 3, 2010 had borrowings outstanding of $354.3 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $204.3 million of variable rate debt as of January 3, 2010. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at January 3, 2010, would increase our annual interest expense by approximately $2.0 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.13 as of January 3, 2010) would have been approximately $0.9 million for fiscal 2009. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of January 3, 2010) would have been approximately $0.6 million for fiscal 2009.

Foreign Currency Risk

As of January 3, 2010 we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During 2009, our Canada stores represented approximately 0.2% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during 2009 would have reduced our reported operating income by less than $0.1 million.

ITEM 8.  Financial Statements and Supplementary Data

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CEC Entertainment, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of January 3, 2010 and December 28, 2008, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2010.  We also have audited the Company's internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2010

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	January 3,	December 28,
	2010	2008
ASSETS

Current assets:
Cash and cash equivalents	$17,361	$17,769
Accounts receivable	27,031	31,734
Inventories	18,016	14,184
Prepaid expenses	13,915	11,192
Deferred tax asset	3,392	3,878

Total current assets	79,715	78,757

Property and equipment, net	662,747	666,443
Other noncurrent assets	1,804	2,240

Total assets	$744,266	$747,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$881	$806
Accounts payable	32,754	37,116
Accrued expenses	33,927	33,716
Unearned revenues	7,641	7,575
Accrued interest	1,077	3,457
Derivative instrument liability	4,459	3,830

Total current liabilities	80,739	86,500

Long-term debt, less current portion	364,929	413,252
Deferred rent	76,985	76,617
Deferred tax liability	33,690	23,396
Accrued insurance	12,068	11,190
Derivative instrument liability	1,154	3,097
Other noncurrent liabilities	6,788	4,802

Total liabilities	576,353	618,854

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,120,018 and 59,860,722 shares issued, respectively	6,112	5,986
Capital in excess of par	425,717	398,124
Retained earnings	702,414	641,220
Accumulated other comprehensive income (loss)	1,140	(1,892)
Less treasury stock, at cost; 38,944,354 and 37,169,265 shares, respectively	(967,470)	(914,852)

Total stockholders’ equity	167,913	128,586

Total liabilities and stockholders’ equity	$744,266	$747,440

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except per share amounts)

	Fiscal Year
	2009	2008	2007
REVENUES
Food and beverage sales	$406,635	$409,895	$405,740
Entertainment and merchandise sales	407,928	400,798	375,925

Company store sales	814,563	810,693	781,665
Franchise fees and royalties	3,783	3,816	3,657

Total revenues	818,346	814,509	785,322

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	91,816	96,891	93,693
Cost of entertainment and merchandise (exclusive of items shown separately below)	36,429	34,525	32,720

	128,245	131,416	126,413
Labor expenses	223,084	223,331	214,147
Depreciation and amortization	77,101	74,805	70,701
Rent expense	67,695	65,959	63,734
Other store operating expenses	123,986	119,990	113,789

Total Company store operating	620,111	615,501	588,784
Advertising expense	36,641	34,736	30,651
General and administrative expenses	50,629	55,970	51,705
Asset impairments	-	282	9,638

Total operating costs and expenses	707,381	706,489	680,778

Operating income	110,965	108,020	104,544

Interest expense	12,017	17,389	13,170

Income before income taxes	98,948	90,631	91,374

Income taxes	37,754	34,137	35,453

Net income	$61,194	$56,494	$55,921
Earnings per share:
Basic	$2.68	$2.37	$1.79
Diluted	$2.67	$2.33	$1.75

Weighted average shares outstanding:
Basic	22,835	23,825	31,237
Diluted	22,933	24,199	31,970

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Fiscal Years 2007, 2008 and 2009
(in thousands, except share information)

					Accumulated
			Capital In		Other
	Common Stock		Excess of	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Par	Earnings	Income (Loss)	Shares	Amount	Total
Balance at January 1, 2007	56,619,300	$5,662	$325,212	$531,435	$2,368	24,359,450	$(505,471)	$359,206
Net income	-	-	-	55,921	-	-	-	55,921
Foreign currency translation adjustments, net of income taxes of $707	-	-	-	-	4,643	-	-	4,643
Comprehensive income								60,564

Cumulative effect adjustment of adopting a new accounting standard (see Note 1 – Income Taxes)	-	-	-	(2,630)	-	-	-	(2,630)
Stock-based compensation costs	-	-	4,509	-	-	-	-	4,509
Stock options exercised	2,049,686	205	45,052	-	-	-	-	45,257
Restricted stock issued, net of forfeitures	194,227	19	(19)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(845)	-	-	-	-	(845)
Restricted stock returned for taxes	(308)	-	(8)	-	-	11,437	(479)	(487)
Common stock issued under 401(k) plan	11,832	1	475	-	-	-	-	476
Purchases of treasury stock	-	-	-	-	-	7,887,337	(248,057)	(248,057)

Balance at December 30, 2007	58,874,737	5,887	374,376	584,726	7,011	32,258,224	(754,007)	217,993
Net income	-	-	-	56,494	-	-	-	56,494
Change in fair value of cash flow hedge, net of income taxes of $2,968	-	-	-	-	(4,842)	-	-	(4,842)
Hedging loss realized in earnings, net of income taxes of $335	-	-	-	-	547	-	-	547
Foreign currency translation adjustments, net of income taxes of $646	-	-	-	-	(4,608)	-	-	(4,608)
Comprehensive income								47,591

Stock-based compensation costs	-	-	6,173	-	-	-	-	6,173
Stock options exercised	671,311	67	19,102	-	-	-	-	19,169
Restricted stock issued, net of forfeitures	324,967	33	(33)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(1,008)	-	-	-	-	(1,008)
Restricted stock returned for taxes	(31,243)	(3)	(1,028)	-	-	-	-	(1,031)
Common stock issued under 401(k) plan	20,950	2	542	-	-	-	-	544
Purchases of treasury stock	-	-	-	-	-	4,911,041	(160,845)	(160,845)

Balance at December 28, 2008	59,860,722	5,986	398,124	641,220	(1,892)	37,169,265	(914,852)	128,586
Net income	-	-	-	61,194	-	-	-	61,194
Change in fair value of cash flow hedge, net of income taxes of $1,080	-	-	-	-	(1,761)	-	-	(1,761)
Hedging loss realized in earnings, net of income taxes of $1,579	-	-	-	-	2,576	-	-	2,576
Foreign currency translation adjustments, net of income taxes of $662	-	-	-	-	2,217	-	-	2,217
Comprehensive income								64,226

Stock-based compensation costs	-	-	8,154	-	-	-	-	8,154
Stock options exercised	983,726	98	19,633	-	-	-	-	19,731
Restricted stock issued, net of forfeitures	309,750	31	(31)	-	-	-	-	-
Tax benefit from stock options and restricted stock	-	-	625	-	-	-	-	625
Restricted stock returned for taxes	(57,973)	(6)	(1,363)	-	-	-	-	(1,369)
Common stock issued under 401(k) plan	23,793	3	575	-	-	-	-	578
Purchases of treasury stock	-	-	-	-	-	1,775,089	(52,618)	(52,618)

Balance at January 3, 2010	61,120,018	$6,112	$425,717	$702,414	$1,140	38,944,354	$(967,470)	$167,913

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,194	$56,494	$55,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,071	75,445	71,919
Deferred income taxes	8,581	580	15,079
Stock-based compensation expense	7,934	5,980	4,384
Deferred lease rentals	(8)	479	1,038
Deferred debt financing costs	281	281	130
Loss on asset disposals, net	2,941	2,527	14,465
Other adjustment	(6)	(132)	-
Changes in operating assets and liabilities:
Accounts receivable	4,993	(11,259)	3,888
Inventories	(3,835)	1,275	2,763
Prepaid expenses	(2,719)	1,417	(3,142)
Accounts payable	(4,862)	2,415	4,264
Accrued expenses	2,763	7,298	(1,466)
Unearned revenues	66	1,134	1,231
Accrued interest	(2,380)	(421)	1,355
Income taxes payable	1,244	669	(9,087)

Net cash provided by operating activities	154,258	144,182	162,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,090)	(87,790)	(109,066)
Disposition of property and equipment, net	-	2,362	-
Other investing activities	159	(50)	419

Net cash used in investing activities	(72,931)	(85,478)	(108,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from line of credit	(47,550)	85,050	148,600
Payments on capital lease obligations	(812)	(754)	(685)
Payments of debt financing costs	-	-	(1,184)
Exercise of stock options	19,731	19,170	45,257
Excess tax benefit from exercise of stock options	2,050	389	2,016
Payment of taxes for returned restricted shares	(1,369)	(1,031)	(487)
Treasury stock acquired	(52,618)	(160,845)	(248,057)
Other financing activities	-	(13)	510

Net cash used in financing activities	(80,568)	(58,034)	(54,030)

Effect of foreign exchange rate changes on cash	(1,167)	(1,274)	-

Change in cash and cash equivalents	(408)	(604)	65

Cash and cash equivalents at beginning of period	17,769	18,373	18,308

Cash and cash equivalents at end of period	$17,361	$17,769	$18,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,317	$16,542	$10,721
Income taxes paid, net	$20,454	$46,696	$27,016

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$6,479	$5,393	$10,335
Common stock issued under 401(k) plan	$578	$544	$476

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese's® family dining and entertainment centers (also referred as “stores”) in a total of 48 states and six foreign countries or territories. As of January 3, 2010, the Company operated 497 Chuck E. Cheese’s located in 44 states and Canada and its franchisees operated a total of 48 stores located in 16 states, Puerto Rico, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.

All of our stores utilize a consistent restaurant-entertainment format that features both family dinning and entertainment areas where each store offers the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and type of customer are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable operating segment for financial reporting purposes.

Basis of Presentation: Our consolidated financial statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest.

The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements because we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities, (b) provide it unsecured lines of credit and (c) own the majority of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities and operating results of the Association are not material to our consolidated financial statements. Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather as an offset to reported expenses. We provide unsecured lines of credit to the Association which it uses to fund deficiencies in its media and advertising funds.

All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2009, 2008 and 2007 are for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively. Our 2009 fiscal year consists of 53 weeks and our 2008 and 2007 fiscal years each consisted of 52 weeks.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Subsequent Events: We recognize the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the Notes to Consolidated Financial Statements.

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

We review property and equipment for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of property and equipment by comparing the sum of future cash flows, undiscounted and without interest, expected to result from the use and eventual disposition of the store to its carrying amount. If factors indicate that the carrying amount is not recoverable, we may recognize an impairment loss equal to the amount by which the carrying amount exceeds the discounted estimated future operating cash flows of the store, which approximates its fair value. We report such non-cash impairment charges in “Asset impairments” on the Consolidated Statements of Earnings.

Capitalized Store Development Costs: We capitalize our internal department costs that are directly related to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs attributable to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in a construction-in-progress account until a project is completed. At that time, the costs accumulated to date are reclassified to property and equipment and depreciated according to our depreciation policies. In 2009, 2008 and 2007, we capitalized internal costs of approximately $3.2 million, $3.1 million, and $3.1 million, respectively, related to our store development activities. Interest costs capitalized were not material in 2009, 2008 and 2007.

Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we obtain third-party insurance coverage with deductibles of up to approximately $0.2 million to $0.4 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Contingent Loss Accruals: When a contingency involving uncertainty as to a possible loss (“contingent loss”) occurs, an estimate of such contingent loss may be accrued as a charge to income and a reserve established on the balance sheet. We accrue liabilities for those losses we deem to be probable and for which we are able to reasonably estimate an amount of settlement. We generally do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. Our management reviews our contingent loss reserves periodically, and the reserve balances may be increased or decreased in the future to reflect further developments. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material adverse effect on our results of operations in the period during which the underlying matters are resolved.

Comprehensive Income: We report comprehensive income, consisting of net income and certain changes in stockholders’ equity which are excluded from net income (referred to as “Other comprehensive income”) on the Consolidated Statements of Changes in Stockholders’ Equity. The components of other comprehensive income in 2009 and 2008 included the change in fair value of our interest rate swap contract and foreign currency translation adjustments. The components of other comprehensive income in 2007 included foreign currency translation adjustments. Other comprehensive income is recorded directly to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (continued):

Derivative Instruments and Hedging Activities: We recognize all derivative instruments as either an asset or a liability on the balance sheet at fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, gains and losses attributable to changes in the derivative’s fair value that are determined to be effective in offsetting changes in the hedge item’s cash flows (the “effective portion”) are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)” and recognized in the Consolidated Statements of Earnings in the same financial statement line item associated with the forecasted transaction when the hedged item affects earnings (“hedge accounting”). Ineffective portions of the changes in the fair value of cash flow hedges are recognized immediately in earnings. We determine the effective portion of a cash flow hedge’s gains or losses by comparing the cumulative change in the derivative’s fair value to the cumulative change in the present value of the hedged item’s expected future cash flows. If the total cumulative change in fair value of the derivative instrument exceeds the cumulative change in the present value of expected future cash flows of the hedged item, the excess amount (representing the “ineffective portion”) of the derivative’s gains or loses, will be recorded immediately in earnings.

We assess, both at inception and at least quarterly thereafter, whether derivative instruments used in a cash flow hedge transaction are highly effective in offsetting changes in cash flows of the hedged item. If we determine that it is no longer probable that a hedge transaction will occur, or the derivative instrument ceases to be a highly effective hedge, we would discontinue our use of hedge accounting and recognize immediately in earnings any unrealized gains or losses included in accumulated other comprehensive income.

Fair Value Measurements: We perform fair value assessments of certain assets and liabilities, including our interest rate swap contract and our impaired long-lived assets. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP prescribes a three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value, as follows:

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

Level 3 –
Pricing inputs that are not observable in situations where there is little or no market activity for the asset or liability and reflect the use of significant judgment, often used in an internally developed valuation model intended to result in management’s best estimate of current fair value.

As of January 3, 2010, the fair value of our interest rate swap contract was a liability of approximately $5.6 million (Level 2). We do not have any material Level 1 or Level 3 fair value measurements as of January 3, 2010.

Financial Instruments: We believe that the carrying amount of our revolving credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The carrying amount of our other long-term debt approximates its fair value based upon the interest rates charged on instruments with similar terms and risks.

Stock-Based Compensation: We expense the fair value of all stock-based awards to employees, including grants of employee stock options, in the financial statements over the period that services are required to be provided in exchange for the award (“requisite service period” or “vesting period”). Stock-based compensation is recognized only for awards that vest and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. Therefore, we estimate at the date of grant a rate representing the number of non-vested awards expected to be forfeited by individuals that may not complete the requisite service period and apply an estimated forfeiture rate assumption to adjust compensation cost. As awards vest, we adjust compensation cost to reflect actual forfeitures. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. In 2006, we discontinued the granting of stock options, however we measured the fair value of compensation cost related to previously issued stock options using the Black-Scholes option-pricing model which requires the input of subjective assumptions including estimating the length of time that employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term, and dividend yield and risk-free interest rates.

The benefits of tax deductions in excess of the compensation cost recognized from exercised stock options is classified as cash inflows from financing activities in the Consolidated Statements of Cash Flows.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (continued):

Revenue recognition – Company Store Activities: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens are purchased by customers and we accrue a liability for the estimated amount of unused tokens which may be redeemed in the future. We allocate the revenue recognized from the sale of value-priced combination packages generally comprised of food, beverage and game tokens (and in some instances, merchandise) between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a standalone basis, which we believe approximates each component’s fair value. We sell gift cards to our customers in our stores, through our Web site and through selected third parties. Gift card sales are recorded as an unearned gift card revenue liability when sold and are recognized as revenue when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Gift card breakage is determined based upon historical redemption patterns of our gift cards; however, because we do not have sufficient historical information regarding such redemption patterns, we have not recognized any material revenue from gift card breakage in our Consolidated Statements of Earnings.

Revenue Recognition – Franchise Activities: Revenues from franchised activities include area development and initial franchise fees (collectively referred to as “Franchise fees”) received from franchisees to establish new stores and royalties charged to franchisees based on a percentage of a franchised store’s sales. Franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing fees and royalties are recognized in the period earned. Franchise fees included in revenues were approximately $0.2 million, $0.4 million, and $0.2 million in 2009, 2008 and 2007, respectively.

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

Vendor Rebates: We receive rebate payments primarily from a single third-party vendor. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendor, rebates are provided based on the quantity of the vendor’s products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendor's products, and when the related inventory is sold the allowances are recognized in “Cost of food and beverage” in the Consolidated Statements of Earnings.

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

Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed.  All other advertising costs are expensed as incurred. As of January 3, 2010 and December 28, 2008, capitalized production costs of approximately $1.2 million and $1.0 million, respectively, were included in “Prepaid expenses” on the Consolidated Balance Sheets.

We and our franchisees are required to contribute a percentage of gross sales to advertising and media funds maintained by the Association which are utilized to administer all the national advertising programs that benefit both us and our franchisees. As the contributions to these funds are designated and segregated for advertising related activities, the Association acts as an agent for us and our franchisees with regard to these contributions. We consolidate the advertising and media funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses. Contributions to the advertising and media funds from our franchisees were approximately $2.3 million, $2.1 million, and $2.1 million in 2009, 2008 and 2007, respectively. Our contributions to the funds eliminate in consolidation.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (continued):

Debt Financing Costs: We capitalize direct costs incurred to obtain long-term financing or establishment of credit facilities. These costs are included in “Other noncurrent assets” on the consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the related debt. In the case of debt refinancing or amending of a credit agreement, previously capitalized debt financing costs are expensed if we determine there has been a substantial modification of the related borrowing arrangement. As of January 3, 2010 and December 28, 2008, debt financing costs of approximately $0.8 million and $1.1 million, respectively, were included in “Other noncurrent assets.”

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

On January 1, 2007, we adopted a new accounting standard addressing the recognition and measurement of tax positions taken or expected to be taken on a tax return in the financial statements. Under the guidance contained in that standard, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability (“unrecognized tax benefit”) is recorded. As a result of implementing the new accounting standard for tax positions, we recognized a $2.6 million increase in our liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.

Newly Adopted Accounting Pronouncements: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification™ (the “FASB Codification”) as the single source of authoritative accounting principles recognized by FASB for the preparation of financial statements in conformity with U.S. GAAP, except for the Securities and Exchange Commission (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. The FASB Codification supersedes all previously existing non-SEC accounting and reporting standards and reorganizes the authoritative literature comprising U.S. GAAP into a topical format. Changes to the FASB Codification are communicated through an Accounting Standards Update (“ASU”) which replace accounting guidance that historically was issued as FASB Statements, FASB Interpretations, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other types of accounting standards issued by the FASB. The FASB Codification does not change our application of U.S. GAAP. We adopted the FASB Codification in the third quarter of 2009 and there was no impact on our consolidated financial statements other than the way we reference authoritative accounting literature in the notes to consolidated financial statements.

As of the beginning of our 2009 fiscal year, we adopted a new accounting standard requiring us to include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of basic earnings per share (“EPS”). Adoption of this standard also required that all prior-period EPS and share data presented be adjusted retrospectively. Refer to Note 10 “Earnings Per Share” for further discussion of this new accounting standard and its impact on our consolidated financial statements.

In the first quarter of 2009, we adopted a new accounting standard requiring enhanced disclosure of our derivative instrument and hedging activities including how and why we use the derivative instrument, how our derivative instrument and related hedged item is accounted for, and how the derivative instrument and related hedged item affects our consolidated financial statements. The new guidance contained in this standard also requires us to disclose the fair value of our derivative instrument and its gains and losses in a tabular format that identifies the location of the derivative and the effect of its use in our financial statements. We have included these required disclosures in Note 7 “Derivative Instrument.”

In the first quarter of 2009, we adopted a new accounting standard that extended existing fair value measurements and disclosure guidance to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. The new guidance contained in this standard applied to our fair value measurements of property and equipment made in connection with periodic impairment assessments. Our adoption of this standard has not had a material impact on our consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (continued):

In the first quarter of 2009, we adopted a new accounting standard relating to the accounting and reporting for noncontrolling ownership interests in consolidated subsidiaries (“noncontrolling interests”). The new guidance contained in this standard clarifies that noncontrolling interests should be reported in the consolidated financial statements as a separate component of equity and requires consolidated net income to be reported for the consolidated group with separate disclosure of amounts attributable to noncontrolling interests on the face of the consolidated statement of income. Our adoption of this standard did not have a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted a new accounting standard clarifying the accounting for and disclosure of subsequent events. Our adoption of the new guidance contained in this standard did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements.

In the fourth quarter of 2009, we adopted recently issued accounting guidance (contained in ASU 2009-5) for measuring the fair value of liabilities when a quoted price in an active market for the identical liability is not available. This new guidance also clarifies that the fair value of a liability is not adjusted to reflect the impact of restrictions that prevent its transfer. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted: In June 2009, the FASB issued a new accounting standard that amends the accounting and disclosure requirements for the consolidation of a variable interest entity (“VIE”). The new guidance contained in this standard prescribes a qualitative assessment to determine whether a variable interest gives the entity a controlling financial interest in a VIE which must be reassessed on an ongoing basis. This new guidance also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criteria are met. The guidance contained in this standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We have evaluated the impact of adopting this new guidance and determined that it will not have a material impact on our consolidated financial statements when it is applied as of the start of our 2010 fiscal year.

In October 2009, the FASB issued ASU 2009-13 which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The revised guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied prospectively as of the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We will apply this guidance prospectively as of the start of our 2011 fiscal year. We are currently evaluating this new accounting guidance.

2.   Accounts Receivable:

Accounts receivable consisted of the following:
	At Year End
	2009	2008
	(in thousands)

Trade receivables	$7,308	$4,323
Vendor rebates	9,286	7,626
Lease incentives	643	1,687
Reinsurance programs	2,573	3,499
Income taxes receivable	5,930	12,658
Other accounts receivable	1,291	1,941

	$27,031	$31,734

Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of amounts due from our franchisees.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Inventories:

Inventories consisted of the following:
	At Year End
	2009	2008
	(in thousands)

Food and beverage	$4,934	$4,400
Entertainment and merchandise	13,082	9,784

	$18,016	$14,184

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers, and also include birthday party and other supplies needed for our entertainment operations.

4.   Property and Equipment:

Property and equipment consisted of the following:
	At Year End
	2009	2008
	(in thousands)

Land	$43,927	$43,831
Buildings	105,220	98,243
Leasehold improvements	512,467	481,646
Game and ride equipment	246,145	237,400
Furniture, fixtures and other equipment	220,427	211,050
Property leased under capital leases (Note 8)	16,020	15,862

	1,144,206	1,088,032
Less accumulated depreciation	(489,587)	(429,491)

Net property and equipment in service	654,619	658,541
Construction in progress	8,128	7,902

	$662,747	$666,443

Property leased under capital leases consists primarily of buildings for our store locations. Accumulated amortization related to these assets was approximately $6.9 and $5.9 million as of January 3, 2010 and December 28, 2008, respectively.

Total depreciation and amortization expense was approximately $78.1 million, $75.4 million and $71.9 million in 2009, 2008 and 2007, respectively (approximately $1.0 million, $0.6 million and $1.2 million in 2009, 2008 and 2007, respectively, was recorded in “General and administrative expenses”).

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

Asset Impairments

We did not record any asset impairment charges in 2009.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Property and Equipment (continued):

Asset impairments represent adjustments we record to write down the carrying amount of the property and equipment at our stores to their estimated fair value. During 2008 and 2007 we determined that the affected stores had been adversely impacted by economic and competitive factors in the markets in which the stores are located. Due to the negative impact of these factors, we determined that the forecasted cash flows for the stores were insufficient to recover the carrying amount of their assets and, as a result, an impairment charge was necessary because the estimated fair value of the stores’ long-lived assets had declined below their carrying amounts.

5.   Accrued Expenses:

Accrued expenses consisted of the following:
	At Year End
	2009	2008
	(in thousands)

Current:
Salaries and wages	$12,373	$14,040
Insurance	7,605	8,096
Taxes, other than income	9,207	8,133
Other accrued operating expenses	4,742	3,447

	$33,927	$33,716

Noncurrent:
Insurance	$12,068	$11,190

Accrued insurance liabilities represent estimated claims incurred but unpaid under our self-insured retention programs for general liability, workers’ compensation, health benefits and certain other insured risks.

6.   Long-Term Debt:

      Long-term debt consisted of the following:
	At Year End
	2009	2008
	(in thousands)

Revolving credit facility borrowings	$354,300	$401,850
Obligations under capital leases (Note 8)	11,510	12,208

	365,810	414,058
Less current portion	(881)	(806)

	$364,929	$413,252

We have a revolving credit facility providing for total borrowings of up to $550.0 million for a term of five years. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of January 3, 2010, there were $354.3 million of borrowings outstanding and $10.0 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of January 3, 2010, borrowings under the credit facility incurred interest at LIBOR (0.23% - 0.26%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 7 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9%, 4.2% and 6.3% in 2009, 2008 and 2007, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Long-Term Debt (continued):

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of January 3, 2010, we were in compliance with these covenants.

7.   Derivative Instrument:

Interest Rate Risk Management

Our revolving credit facility bears interest at variable rates and therefore exposes us to the impact of interest rate changes. To manage this risk, we use an interest rate swap contract to mitigate the variability of the interest payment cash flows and to reduce our exposure to adverse interest rate changes.

Cash Flow Hedge

On May 27, 2008, we entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at January 3, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

We have designated the swap contract as a cash flow hedge. Accordingly, gains or losses from changes in its fair value that are determined to be effective in mitigating our exposure to changes in interest payments on the hedged amount of revolving credit facility debt are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings consistent with when the variable interest rate of the debt affects earnings. The ineffective portion of any gains or losses would be recorded immediately in earnings.

The following table summarizes the location and fair value of the derivative instrument in our Condensed Consolidated Balance Sheets:
		At Year End
	Balance Sheet Location	2009	2008
Derivative designated as hedging instrument		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$5,613	$6,927
______________
(1)	As of January 3, 2010, the estimated fair value was comprised of a $4.5 million current liability and a $1.2 million noncurrent liability.
(2)	As of December 28, 2008, the estimated fair value was comprised of a $3.8 million current liability and a $3.1 million noncurrent liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

	Fiscal Year
	2009	2008	2007
	(in thousands, excluding income tax effects)
Derivative in cash flow hedging relationship

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(2,841)	$(7,810)	$-

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(4,155)	$(882)	$-

There were no ineffective gains or losses recognized in 2009 or 2008. We expect that approximately $2.8 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of January 3, 2010 will be realized in earnings as additional interest expense within the next 12 months.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Instrument (continued):

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

Future minimum lease payments under our capital and operating leases as of January 3, 2010 are as follows:

Fiscal Years	Capital	Operating
	(in thousands)

2010	$1,698	$69,315
2011	1,698	69,660
2012	1,616	69,186
2013	1,599	68,348
2014	1,599	67,572
Thereafter	8,469	568,269

Minimum future lease payments	16,679	$912,350
Less amounts representing interest (interest rates from 6.00% to 16.63%)	(5,169)

Present value of future minimum lease payments	11,510
Less current portion	(881)

Long-term capital lease obligation	$10,629

 Rent expense, including contingent rent based on a percentage of sales when applicable, was comprised of the following:

	Fiscal Year
	2009	2008	2007
	(in thousands)

Minimum rentals	$68,414	$66,599	$64,476
Contingent rentals	273	321	280

	$68,687	$66,920	$64,756

Rent expense of approximately $1.0 million in 2009, 2008 and 2007 related primarily to our corporate office and warehouse facilities and was recorded among “General and administrative expenses” in the Consolidated Statements of Earnings.

Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time and there are currently a number of claims and legal proceedings pending against us.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Commitments and Contingencies (continued):

In the opinion of our management, after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

9.   Income Taxes:

The components of income tax expense are as follows:
	Fiscal Year
	2009	2008	2007
	(in thousands)

Current tax expense (benefit):
Federal	$24,541	$28,240	$18,142
State	4,380	5,577	1,717
Foreign	252	(260)	515

	29,173	33,557	20,374
Deferred tax expense (benefit):
Federal	10,823	402	12,144
State	(994)	(431)	2,725
Foreign	(1,248)	609	210

	8,581	580	15,079

Income tax expense	$37,754	$34,137	$35,453

A reconciliation of the 35% federal statutory income tax rate to the effective tax rates is as follows:

	Fiscal Year
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.7	3.2
Income tax credits	(1.3)	(1.3)	(1.2)
Other	1.1	0.3	1.8

Effective tax rate	38.2%	37.7%	38.8%

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (continued):

Deferred income tax assets and liabilities consisted for the following:
	At Year End
	2009	2008 (2)
	(in thousands)

Deferred tax assets:
Accrued vacation	$1,687	$1,489
Unearned gift cards	2,124	2,484
Deferred rent	17,538	16,820
Stock-based compensation	3,859	6,114
Insurance	7,237	7,131
Unrecognized tax benefits (1)	2,141	2,590
Other	4,165	2,477

Gross deferred tax assets	38,751	39,105

Deferred tax liabilities:
Depreciation	(68,566)	(58,623)
Other	(483)	-

Gross deferred tax liabilities	(69,049)	(58,623)

Net deferred tax liability	$(30,298)	$(19,518)

Amounts reported on consolidated balance sheets:
Current deferred tax asset	$3,392	$3,878
Noncurrent deferred tax liability	(33,690)	(23,396)

	$(30,298)	$(19,518)

(1)
Amount represents the value of future tax benefits that could be realized at the federal level if the related liabilities for unrecognized tax benefits at the state level ultimately are required to be settled.

(2)
We have revised our presentation of deferred tax assets and liabilities to better reflect the nature of certain temporary differences and as a result certain fiscal 2008 amounts have been reclassified to conform to the current year’s presentation. This revision does not affect previously reported results of operations or financial position for any periods presented.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	Fiscal Year
	2009	2008	2007
	(in thousands)

Balance at beginning of period	$5,009	$10,893	$13,742
Additions for tax positions related to the current year	642	520	827
Increases for tax positions of prior years	1,022	426	549
Decreases for tax positions of prior years	(857)	(132)	(3,892)
Settlement with tax authorities	(397)	(6,329)	(190)
Expiration of statute of limitations	(306)	(369)	(143)

Balance at end of period	$5,113	$5,009	$10,893

Included in the balance as of January 3, 2010, are approximately $2.3 million of unrecognized tax benefits that, if recognized, would decrease our provision for income taxes. We do not expect our existing unrecognized tax benefits to change significantly within the next twelve months.

In July 2008, the Internal Revenue Service (the “IRS”) concluded its examination of our 2003 through 2005 tax years.  As a result, we agreed to a $6.3 million settlement of certain issues identified in the audit. This amount was fully reserved at December 30, 2007, and payment was made in the third quarter of 2008. There also arose from this examination certain pending issues that totaled $2.6 million, and we filed an appeal with respect to such unresolved matters in the third quarter of 2008. We settled these remaining issues with the IRS during the third quarter of 2009 and, as a result, recognized a benefit of approximately $1.1 million from a reduction in our estimated penalties and interest reserves related to these matters.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (continued):

We file a U.S. federal income tax return and must file income tax returns in multiple state jurisdictions and Canada. As a matter of ordinary course, we are subject to regular examination by tax authorities. We are no longer subject to U.S. federal income examinations for tax years before 2006. During the first quarter of 2009, the IRS commenced an audit of our 2006 and 2007 tax years. In general, the state tax years open to audit range from 2006 through 2008 and the Canadian tax years open to audit include 2005 through 2008. Within the next twelve months, we expect to resolve the federal income tax examination discussed above, as well as settle or otherwise conclude certain ongoing state income tax audits. As such, it is possible that the unrecognized tax benefits would change within the next twelve months.

We recognize interest related to uncertain tax positions in “Interest expense” and related penalties are included in “General and administrative expenses” on the Consolidated Statements of Earnings.  Interest expense related to uncertain tax positions was $0.5 million, $1.0 million and $0.7 million in 2009, 2008 and 2007, respectively. During 2009 and 2008, we recognized a net benefit of approximately of $0.6 million and $0.5 million, respectively, from the reduction in our estimated penalties reserve for uncertain tax positions. Penalties expense was $1.9 million in 2007. The total amount of interest and penalties accrued related to uncertain tax positions as of January 3, 2010 and December 28, 2008 was $2.6 million and $3.8 million, respectively.

10.   Earnings Per Share:

As of the beginning of our 2009 fiscal year, we adopted a new accounting standard clarifying that share-based payment instruments containing nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities prior to vesting and, therefore, need to be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method.  Adoption of this standard also required that all prior-period EPS and share data presented be adjusted retrospectively. Our restricted stock awards granted before May 1, 2009 include nonforfeitable rights to dividends with respect to unvested shares. We have computed EPS to include the unvested portion of pre-May 2009 restricted stock grants in the number of basic weighted average common shares outstanding effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding unvested shares. Upon adopting this standard, basic and diluted earnings per share decreased (a) $0.06 and $0.04, respectively, for fiscal year 2008 and (b) $0.02 and $0.01, respectively, for fiscal year 2007.

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and non-vested shares of restricted stock that are not considered to be participating securities.

The following table sets forth the computation of EPS, basic and diluted:
	Fiscal Year
	2009	2008	2007
	(in thousands, except per share data)

Numerator:
Net income	$61,194	$56,494	$55,921

Denominator:
Basic weighted average common shares outstanding	22,835	23,825	31,237
Potential common shares for stock options and restricted stock	98	374	733
Diluted weighted average common shares outstanding	22,933	24,199	31,970

Earnings per share:
Basic	$2.68	$2.37	$1.79
Diluted	$2.67	$2.33	$1.75

Stock options to purchase 694,005 shares of common stock, 998,254 shares of common stock, and 813,650 shares of common stock were not included in the diluted EPS computations in 2009, 2008 and 2007, respectively, because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Stockholders’ Equity:

We have one class of common capital stock, our common stock, as disclosed on the Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.

Our articles of incorporation authorize our Board of Directors (the “Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights, and certain other rights and preferences as determined by the Board. As of January 3, 2010 and December 28, 2008, there were no shares of Preferred B Stock issued or outstanding.

Stock Repurchase Program

Our Board has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases, respectively. During 2009, 2008 and 2007, we repurchased 1,775,089 shares, 4,911,041 shares and 7,887,337 shares, respectively, of our common stock at an aggregate purchase price of approximately $52.6 million, $160.8 million and $248.1 million, respectively, under the repurchase program. As of January 3, 2010, approximately $218.8 million remained available for share repurchases under our repurchase authorization.

The share repurchase authorization approved by the Board does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, our stock price, and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Our share repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Accumulated Other Comprehensive Income

The following table summarizes changes in the components of accumulated other comprehensive income (loss), net of taxes:

	Cash Flow Hedge	Foreign Currency	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance at January 1, 2007	$-	$2,368	$2,368
Foreign currency translation adjustments	-	4,643	4,643

Balance at December 30, 2007	-	7,011	7,011
Net unrealized loss on cash flow hedge	(4,295)	-	(4,295)
Foreign currency translation adjustments	-	(4,608)	(4,608)

Balance at December 28, 2008	(4,295)	2,403	(1,892)
Net unrealized gain on cash flow hedge	815	-	815
Foreign currency translation adjustments	-	2,217	2,217

Balance at January 3, 2010	$(3,480)	$4,620	$1,140

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Stock-Based Compensation Plans:

We have stock-based compensation plans that include non-statutory stock option plans and restricted stock plans for our employees and non-employee directors. In conjunction with stockholder approval of the restricted stock plans in fiscal year 2006, we discontinued issuing stock options to our employees and non-employee directors; however we continued to recognize compensation expense for previously granted option awards through our 2009 fiscal year.

The fair value of all stock-based awards, less estimated forfeitures, is recognized in the financial statements over the vesting period of the underlying awards. The Consolidated Statements of Earnings for 2009, 2008 and 2007 reflect pretax stock-based compensation expense of $8.2 million, $6.0 million and $4.4 million, respectively, which is included in “General and administrative expenses” on the Consolidated Statements of Earnings. The income tax benefit related to stock-based compensation expense was $3.1 million, $2.3 million and $1.7 million for 2009, 2008 and 2007, respectively. Stock-based compensation cost of approximately $0.2 million, $0.2 million, and $0.1 million in 2009, 2008 and 2007, respectively, was capitalized in connection with the construction of new stores and included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Option Plans

We maintain stock option plans for our employees and non-employee directors. Under the stock option plans, employees and non-employee directors were granted options to purchase our common stock at a price equal to the market price of the underlying shares on the date of grant. In 2006, we discontinued the granting of stock options under these plans. The stock options we granted had vesting periods of one to four years and expire from five to seven years from the date of grant. As of January 3, 2010, all previously granted and currently outstanding stock options were fully vested and, if unexercised, will expire at various dates through March 2012. We issue new shares of our common stock when options are exercised.

The following table summarizes 2009 stock option activity and related information for all plans (except as otherwise noted, not presented in thousands):
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
				(in thousands)

Options outstanding, December 28, 2008	1,981,294	$27.68
Granted	-	-
Exercised	(983,726)	$20.06
Forfeited/cancelled	(454,230)	$35.21

Options outstanding, January 3, 2010	543,338	$35.19	0.7	$52

Options exercisable, January 3, 2010	543,338	$35.19	0.7	$52

(1)
Aggregate intrinsic value represents the difference between the closing market price of our common stock on the last day of the fiscal year, which was $31.92 on January 3, 2010, and the exercise price multiplied by the number of options outstanding.

Pursuant to a plan approved by the Board, our executive officers elected in December 2006 to modify the terms of certain outstanding stock options held by them totaling 998,950 shares in order to mitigate certain tax costs associated with Section 409A of the Internal Revenue Code of 1986, as amended, by setting a pre-determined fixed period in which such stock options would be exercised. As of December 28, 2008, outstanding stock options totaling 340,750 shares remained subject to this arrangement, of which unexercised stock options totaling 198,300 shares were cancelled on December 31, 2008 and 127,250 shares were cancelled on December 31, 2009. As of January 3, 2010, there were no outstanding stock options subject to this arrangement.

Cash proceeds from the exercise of stock options totaled $19.7 million, $19.2 million and $45.3 million in 2009, 2008 and 2007, respectively.  Stock options exercised during 2009, 2008 and 2007 had an aggregate intrinsic value (the amount by which the closing market price of our common stock on the date of exercise exceeded the exercise price multiplied by the number of shares) of $10.6 million, $5.6 million and $31.8 million, respectively. As of January 3, 2010, all previously granted and currently outstanding stock options were fully vested, as such there is no unrecognized stock-based compensation cost related to stock options.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Stock-Based Compensation Plans (continued):

Restricted Stock Plans

We have adopted a restricted stock plan for our employees under which 2,000,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years, subject to the terms of the employee restricted stock plan. In April 2009, the employee restricted stock plan was amended to allow for the granting of restricted stock units. As of January 3, 2010, we have not issued any restricted stock units. We have also adopted a restricted stock plan for our non-employee directors under which 165,000 shares are authorized to be granted before May 1, 2020. Shares awarded under the non-employee directors restricted stock plan provide for a vesting period of four years. Shares issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares which are forfeited or cancelled may be re-granted under the plan.

The following table summarizes 2009 restricted stock activity for all plans (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards, December 28, 2008	587,166	$30.69
Granted	352,435	$24.66
Vested	(184,689)	$31.43
Forfeited	(42,685)	$27.87

Unvested restricted stock awards, January 3, 2010	712,227	$27.68

In 2008 and 2007, we granted 345,542 and 220,826 shares of restricted stock, respectively, at a weighted average grant date fair value of $26.74 and $38.57 per share, respectively. The total fair value of shares that vested during 2009, 2008 and 2007 was $4.4 million, $3.6 million and $2.5 million, respectively. On January 8, 2010, we granted an additional 21,497 shares at a weighted average grant date fair value of $32.68 per share under the non-employee directors restricted stock plan. As of January 3, 2010, unrecognized pretax stock-based compensation cost related to restricted stock awards was $13.3 million which will be recognized over a weighted average remaining vesting period of 1.7 years.

13.   Employee Benefit Plan:

We have adopted the CEC 401(k) Retirement and Savings Plan (the “401(k) Plan”), a defined contribution profit sharing plan that allows participants to defer a portion of their annual compensation on a pretax basis. Only non-highly compensated employees, as determined by the Internal Revenue Service, who are at least 18 years of age and who have completed minimum service requirements are eligible to participate in the 401(k) Plan. Each year, at our discretion, we may make an annual contribution to the 401(k) Plan out of our current or accumulated earnings. We made contributions in the form of our common stock of approximately $0.6 million for the 2008 plan year and approximately $0.5 million for each of the 2007 and 2006 plan years. As of January 3, 2010, we had accrued approximately $0.6 million for our contributions for the 2009 plan year, which will be paid in our common stock during fiscal 2010. As of January 3, 2010, 55,714 shares of our common stock remained available for future contributions to the 401(k) Plan.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Quarterly Results of Operations (Unaudited):

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

The following tables summarize our unaudited quarterly results of operations in 2009 and 2008:

	Quarters in Fiscal Year 2009 (1)
	March 29, 2009	June 28, 2009	Sept. 27, 2009	Jan. 3, 2010
	(in thousands, except per share data)

Food and beverage sales	$128,479	$91,123	$95,060	$91,973
Entertainment and merchandise sales	118,581	92,676	101,860	94,811

Company store sales	247,060	183,799	196,920	186,784
Franchise fees and royalties	1,073	996	898	816

Total revenues	248,133	184,795	197,818	187,600
Operating income	59,214	16,955	23,435	11,361
Income before income taxes	56,140	13,860	20,666	8,282
Net income	34,052	8,994	12,711	5,437

Earnings per share:
Basic	$1.49	$0.39	$0.55	$0.24
Diluted	1.48	0.39	0.55	0.24

(1)	Our 2009 fiscal year consisted of 53 weeks. Each quarterly period has 13 weeks, except for the fourth quarterly period ended January 3, 2010 which has 14 weeks.

	Quarters in Fiscal Year 2008
	March 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 28, 2008
	(in thousands, except per share data)

Food and beverage sales	$124,205	$96,783	$100,309	$88,598
Entertainment and merchandise sales	120,014	94,571	100,569	85,644

Company store sales	244,219	191,354	200,878	174,242
Franchise fees and royalties	957	1,140	1,000	719

Total revenues	245,176	192,494	201,878	174,961
Operating income	55,838	22,541	20,746	8,895
Income before income taxes	52,005	18,478	15,694	4,454
Net income (loss)	32,911	11,308	9,901	2,374

Earnings per share(1):
Basic	$1.25	$0.48	$0.44	$0.10
Diluted	1.24	0.47	0.43	0.10

(1)
Per share amounts for 2008 reflect the retrospective application of a new accounting standard adopted as of the beginning of our 2009 fiscal year which requires us to include certain unvested restricted stock awards in the computation of basic earnings per share (see Note 10 “Earnings Per Share”). Upon adopting this standard, basic and diluted earnings per share decreased (a) $0.03 and $0.02, respectively, for the quarterly period ended March 30, 2008 and (b) $0.01 and $0.01, respectively, for each of the quarterly periods ended June 29, September 28, and December 28, 2008.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 3, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2010 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of January 3, 2010, our internal control over financial reporting was effective based on those criteria.

 Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 3, 2010, which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm. ”

Changes in Internal Control over Financial Reporting

During the quarterly period ended January 3, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

 PART   III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information Regarding the Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee Disclosure”.

We have adopted a Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the "Code of Ethics") that applies to the Chief Executive Officer, President, Chief Financial Officer and principal accounting officer.  Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and regulations will also be posted on our Web site at www.chuckecheese.com.

ITEM 11.  Executive Compensation

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting under the captions “Meetings and Committees of the Boards of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Director Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership”.

ITEM 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting under the caption “Service Fees Billed in 2008 and 2009 by the Independent Registered Public Accounting Firm.”

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

CEC Entertainment, Inc.

Dated: February 25, 2010	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak	President, Chief Executive Officer and Director	February 25, 2010
Michael H. Magusiak	(Principal Executive Officer)

/s/ Christopher D. Morris	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2010
Christopher D. Morris	(Principal Financial Officer)

/s/ Darin E. Harper	Vice President, Controller	February 25, 2010
Darin E. Harper	(Principal Accounting Officer)

/s/Richard M. Frank	Executive Chairman of the Board of Directors	February 25, 2010
Richard M. Frank

/s/ Tommy R. Franks	Director	February 25, 2010
Tommy R. Franks

/s/Richard T. Huston	Director	February 25, 2010
Richard T. Huston

/s/ Larry T. McDowell	Director	February 25, 2010
Larry T. McDowell

/s/ Tim T. Morris	Director	February 25, 2010
Tim T. Morris

/s/ Louis P. Neeb	Director	February 25, 2010
Louis P. Neeb

/s/ Cynthia Pharr Lee	Director	February 25, 2010
Cynthia Pharr Lee

/s/ Walter Tyree	Director	February 25, 2010
Walter Tyree

EXHIBIT INDEX

Exhibit
Number                                                                           Description

3.1
Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on October 14, 2008)

3.2
Amended and Restated Bylaws of the Company dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 29, 2009)

4.1
Restated Articles of Incorporation of the Company dated October 14, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 14, 2008)

4.2
Amended and Restated Bylaws of the Company dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 29, 2009)

4.3
Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1
Second Amended and Restated Credit Agreement dated October 19, 2007 by  and among CEC Entertainment Concepts, L.P., as the Borrower, the Company, as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, N.A. and SunTrust Bank, as Co-Documentation Agents, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Co-Lead Arrangers and Co-Book Managers and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 23, 2007)

10.2.1§
Richard M. Frank 2005 Employment Agreement dated March 29, 2005 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.2.2§
Amendment No. 1 to the Richard M. Frank 2005 Employment Agreement dated December 17, 2007 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.3.1§
Michael H. Magusiak 2005 Employment Agreement dated March 29, 2005,by and between Michael H. Magusiak and the Company  (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.3.2§
Amendment No. 1 to the Michael H. Magusiak 2005 Employment Agreement dated December 17, 2007 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 28, 2008)

10.4 §
1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119218) as filed with the Commission on September 23, 2004)

10.5 §
Form of Stock Option Agreement under the Company’s 1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.6 §
Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119225) as filed with the Commission on September 23, 2004)

10.7 §
Form of Stock Option Agreement under the Company’s Non-Employee Directors Stock Option Plan (incorporated by referenced to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.8 §
CEC Entertainment, Inc. Second Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on July 31, 2009)

EXHIBIT INDEX
Exhibit
Number                                                                           Description

10.9 §
Form of Restricted Stock Agreement under the Company’s Second Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on July 31, 2009)

10.10 §
CEC Entertainment, Inc. Amended and Restated Non-Employee Directors Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on July 31, 2009)

10.11 §
Form of Restricted Stock Agreement under the Company’s Amended and Restated Non-Employee Directors Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on July 31, 2009)

10.12 §*	Summary of Director Compensation

10.13 §
Summary of Incentive Bonus Plan (incorporated by reference to the Company’s Definitive Proxy Statement (File No.  001-13687) as filed with the Commission on March 17, 2009 under the section entitled “Compensation Discussion and Analysis—How We Determine the Amount and Material Terms of Each Element of Compensation—Cash Bonus—Incentive Bonus Plan” on page 22)

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