Form 10-Q
period 2010-04-04
CEC ENTERTAINMENT INC
filed 2010-05-06
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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
[Missing Graphic Reference]

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

As of April 26, 2010, an aggregate of 21,973,409 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	April 4,	January 3,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$20,291	$17,361
Accounts receivable	9,198	27,031
Inventories	17,496	18,016
Prepaid expenses	17,895	13,915
Deferred tax asset	3,392	3,392

Total current assets	68,272	79,715

Property and equipment, net	662,699	662,747
Other noncurrent assets	5,442	1,804

Total assets	$736,413	$744,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$900	$881
Accounts payable	36,482	32,754
Accrued expenses	50,470	33,927
Unearned revenues	9,481	7,641
Accrued interest	1,066	1,077
Derivative instrument liability	4,586	4,459

Total current liabilities	102,985	80,739

Capital lease obligations, less current portion	10,432	10,629
Revolving credit facility borrowings	304,500	354,300
Deferred rent liability	49,065	48,758
Deferred landlord contributions	28,337	28,220
Deferred tax liability	33,575	33,690
Accrued insurance	12,542	12,068
Derivative instrument liability	541	1,154
Other noncurrent liabilities	7,217	6,795

Total liabilities	549,194	576,353

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,369,222 and 61,120,018 shares issued, respectively	6,136	6,112
Capital in excess of par value	427,063	425,717
Retained earnings	736,276	702,414
Accumulated other comprehensive income	2,130	1,140
Less treasury stock, at cost; 39,398,213 and 38,944,354 shares, respectively	(984,386)	(967,470)

Total stockholders’ equity	187,219	167,913

Total liabilities and stockholders’ equity	$736,413	$744,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 4,	March 29,
	2010	2009
REVENUES
Food and beverage sales	$121,016	$128,479
Entertainment and merchandise sales	124,184	118,581

Company store sales	245,200	247,060
Franchise fees and royalties	1,127	1,073

Total revenues	246,327	248,133

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	27,619	27,146
Cost of entertainment and merchandise (exclusive of items shown separately below)	10,050	10,764

	37,669	37,910
Labor expenses	60,595	60,496
Depreciation and amortization	19,606	18,914
Rent expense	17,486	16,914
Other store operating expenses	31,034	30,124

Total Company store operating costs	166,390	164,358
Advertising expense	9,037	10,044
General and administrative expenses	13,685	14,517

Total operating costs and expenses	189,112	188,919

Operating income	57,215	59,214

Interest expense, net	2,670	3,074

Income before income taxes	54,545	56,140

Income taxes	20,683	22,088

Net income	$33,862	$34,052

Earnings per share:
Basic	$1.53	$1.49
Diluted	$1.53	$1.48

Weighted average shares outstanding:
Basic	22,076	22,824
Diluted	22,106	23,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended April 4, 2010
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total

Balance at January 4, 2010	61,120,018	$6,112	$425,717	$702,414	$1,140	38,944,354	$(967,470)	$167,913
Net income	-	-	-	33,862	-	-	-	33,862
Change in fair value of cash flow hedge, net of income taxes of $299	-	-	-	-	(491)	-	-	(491)
Hedging loss realized in earnings, net of income taxes of $483	-	-	-	-	793	-	-	793
Foreign currency translation adjustments, net of income taxes of $112	-	-	-	-	688	-	-	688
Comprehensive income								34,852

Stock-based compensation costs	-	-	1,957	-	-	-	-	1,957
Stock options exercised	74,585	7	2,378	-	-	-	-	2,385
Restricted stock issued, net of forfeitures	233,163	23	(23)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(843)	-	-	-	-	(843)
Restricted stock returned for taxes	(77,436)	(8)	(2,724)	-	-	-	-	(2,732)
Common stock issued under 401(k) plan	18,892	2	601	-	-	-	-	603
Purchases of treasury stock	-	-	-	-	-	453,859	(16,916)	(16,916)

Balance at April 4, 2010	61,369,222	$6,136	$427,063	$736,276	$2,130	39,398,213	$(984,386)	$187,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,862	$34,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,797	19,138
Deferred income taxes	(1,255)	2,874
Stock-based compensation expense	1,912	2,373
Amortization of landlord contributions	(509)	(506)
Amortization of deferred debt financing costs	70	70
Loss on asset disposals, net	552	424
Other adjustments	19	(6)
Changes in operating assets and liabilities:
Accounts receivable	15,307	16,889
Inventories	536	2,114
Prepaid expenses	(3,979)	(3,843)
Accounts payable	5,777	(925)
Accrued expenses	1,310	(1,252)
Unearned revenues	1,837	(760)
Accrued interest	11	(799)
Income taxes payable	15,746	11,442
Deferred rent liability	233	435
Deferred landlord contributions	531	26

Net cash provided by operating activities	91,757	81,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,954)	(15,742)
Other investing activities	(1,124)	(183)

Net cash used in investing activities	(22,078)	(15,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(49,800)	(65,250)
Payments on capital lease obligations	(213)	(196)
Exercise of stock options	2,385	296
Excess tax benefit realized from stock-based compensation	564	-
Payment of taxes for returned restricted shares	(2,732)	(1,342)
Treasury stock acquired	(16,916)	-
Other financing activities	1	(1)

Net cash used in financing activities	(66,711)	(66,493)

Effect of foreign exchange rate changes on cash	(38)	(23)

Change in cash and cash equivalents	2,930	(695)

Cash and cash equivalents at beginning of period	17,361	17,769

Cash and cash equivalents at end of period	$20,291	$17,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,633	$3,564
Income taxes paid (received), net	$58	$(4,995)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$5,740	$3,699
Common stock issued under 401(k) plan	$603	$577

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation and Recently Issued Accounting Guidance:

The use of the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” throughout these Notes to Condensed Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.

All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas where each store offers the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable operating segment for financial reporting purposes.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of April 4, 2010 and for the three month periods ended April 4, 2010 and March 29, 2009 are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at January 3, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 3, 2010.

Recently Issued Accounting Guidance

Newly Adopted Accounting Guidance: As of the beginning of our 2010 fiscal year, we adopted a new accounting standard amending the consolidation accounting requirements for a variable interest entity (“VIE”) which now prescribe a qualitative assessment for determining whether a variable interest gives an enterprise a controlling financial interest in a VIE. This new guidance also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criteria are met. Our adoption of this new standard did not have a material impact on our consolidated financial statements.

Accounting Guidance Not Yet Adopted: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The revised guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied prospectively as of the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We will apply this guidance prospectively as of the start of our 2011 fiscal year. We are currently evaluating the impact of this new accounting guidance, but do not expect that it will have a material effect on our consolidated financial statements.

2.   Inventories:

Inventories consisted of the following:
	April 4,	January 3,
	2010	2010
	(in thousands)

Food and beverage	$4,715	$4,934
Entertainment and merchandise	12,781	13,082

	$17,496	$18,016

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.   Inventories (continued):

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers and birthday party and other supplies needed for our entertainment operations.

3.   Revolving Credit Facility:

	April 4,	January 3,
	2010	2010
	(in thousands)

Revolving credit facility borrowings	$304,500	$354,300

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of April 4, 2010, there were $304.5 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of April 4, 2010, borrowings under the credit facility incurred interest at LIBOR (0.23% - 0.25%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was approximately 2.9% for both the three months ended April 4, 2010 and March 29, 2009.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of April 4, 2010, we were in compliance with these covenants.

4.   Derivative Instrument:

Interest Rate Risk Management

Our revolving credit facility bears interest at variable rates and therefore exposes us to the impact of interest rate changes. To manage this risk, we use an interest rate swap contract to mitigate the variability of the interest payment cash flows and to reduce our exposure to adverse interest rate changes.

Cash Flow Hedge

We have entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at April 4, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

We have designated the swap contract as a cash flow hedge. Accordingly, gains or losses from changes in its fair value that are determined to be effective in mitigating our exposure to changes in interest payments on the hedged amount of revolving credit facility debt are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings when the variable interest rate of the debt affects earnings. The ineffective portion of any gains or losses would be recorded immediately in earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   Derivative Instrument (continued):

The following table summarizes the location and fair value of the derivative instrument in our unaudited Condensed Consolidated Balance Sheets:
		April 4,	January 3,
	Balance Sheet Location	2010	2010
Derivative designated as hedging instrument		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$5,127	$5,613
______________
(1) As of April 4, 2010, the estimated fair value was comprised of a $4.6 million current liability and a $0.5 million noncurrent liability.
(2) As of January 3, 2010, the estimated fair value was comprised of a $4.5 million current liability and a $1.2 million noncurrent liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income (in thousands, excluding income tax effects):
	Three Months Ended
	April 4,	March 29,
	2010	2009
Derivative in cash flow hedging relationship

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(790)	$(681)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense, net	$(1,276)	$(673)

There were no ineffective gains or losses recognized during the three months ended April 4, 2010 and March 29, 2009. We expect that approximately $2.8 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of April 4, 2010 will be realized in earnings as additional interest expense within the next 12 months.

Fair Value Measurement

Our interest rate swap contract is not traded on a public exchange, therefore, its fair value is determined using the present value of expected future cash flows arising from the contract which approximates an amount to be received from or paid to a market participant for this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy. For more information regarding fair value measurements, refer to Note 1 “Fair Value Measurements” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

5.   Commitments and Contingencies:

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.   Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and unvested shares of restricted stock that are not considered to be participating securities.

The following table sets forth the computation of EPS, basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	April 4,	March 29,
	2010	2009

Numerator:
Net income	$33,862	$34,052

Denominator:
Basic weighted average common shares outstanding	22,076	22,824
Potential common shares for stock options and restricted stock	30	177

Diluted weighted average common shares outstanding	22,106	23,001

Earnings per share:
Basic	$1.53	$1.49
Diluted	$1.53	$1.48

Stock options to purchase 250,613 shares and 729,639 shares of common stock for the three months ended April 4, 2010 and March 29, 2009, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

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

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(in thousands)

Total stock-based compensation cost	$1,957	$2,422
Portion capitalized as property and equipment(1)	(45)	(49)

Pre-tax stock-based compensation expense recognized(2)	$1,912	$2,373
______________

(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation is included in “Property and equipment, net” on the consolidated balance sheets.

(2)	Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

As of April 4, 2010, there was $19.7 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 2.0 years. All previously granted and currently outstanding stock options are fully vested, as such there is no unrecognized stock-based compensation cost related to stock options.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.   Stockholders’ Equity:

Stock Repurchase Program

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases, each. During the three months ended April 4, 2010, we repurchased 453,859 shares of our common stock at an aggregate purchase price of approximately $16.9 million under the repurchase program. As of April 4, 2010, approximately $201.8 million remained available for share repurchases under our repurchase authorization.

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

Stock Options

During the three months ended April 4, 2010, 74,585 shares of common stock were issued from the exercise of stock options for cash proceeds of $2.4 million.

Restricted Stock

During the three months ended April 4, 2010, we granted a total of 236,801 shares of restricted stock to our employees and non-employee directors at a weighted average grant date fair value of $35.75 per share.

During the three months ended April 4, 2010, 3,638 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $29.07 per share.

During the three months ended April 4, 2010, 77,436 shares of common stock were tendered by employees at an average price per share of $35.19 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the three months ended April 4, 2010, we contributed 18,892 shares of our common stock at a cost of approximately $0.6 million to the CEC Entertainment 401(k) Plan in connection with our annual match of employee contributions for the 2009 plan year.

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Our MD&A is presented in the following sections:
•	Executive Overview
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recently Issued Accounting Guidance

Executive Overview

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2010 fiscal year will consist of 52 weeks and our 2009 fiscal year consisted of 53 weeks. As a result of the 53 week fiscal year in 2009, our 2010 fiscal year began one week later than our 2009 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales on a fiscal week basis compares the results of our fiscal quarters ended April 4, 2010 and March 29, 2009. Comparable store sales on a calendar week basis compares the results for the period from January 4, 2010 through April 4, 2010 (weeks 1 through 13 of our 2010 fiscal year) to the results for the period from January 5, 2009 through April 5, 2009 (weeks 2 through 14 of our 2009 fiscal year). We believe comparable store sales calculated on a same calendar week basis is more indicative of the health of our business.  However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

First Quarter 2010 Highlights

•	Revenues decreased 0.7% during the first quarter of 2010 compared to the same period in 2009.
-
Comparable store sales on a fiscal week basis decreased 1.5%. This decrease is primarily due to a mismatch in a year-end holiday-related high sales volume week included in the first quarter of 2009 that fell outside of the first quarter of 2010.

-	Comparable store sales on a calendar week basis increased 0.7%.
-	Weighted average Company-owned store count increased by approximately three stores.
-	Menu prices increased on average 1.2%.

•
Company store operating costs as a percentage of Company store sales increased 1.4 percentage points during the first quarter of 2010 compared to the same period in 2009 primarily due to increased rent, depreciation and other store operating costs.

•
Advertising expense as a percentage of total revenues decreased 0.3 percentage points during the first quarter of 2010 compared to the same period in 2009 primarily due to the timing of advertising activities.

•
General and administrative expenses decreased to $13.7 million during the first quarter of 2010 compared to $14.5 million in the first quarter of 2009 primarily due to an unfavorable stock-based compensation forfeiture adjustment we recorded in the first quarter of 2009.

•
Interest expense decreased to $2.7 million during the first quarter of 2010 compared to $3.1 million in the first quarter of 2009 primarily due to a $47.6 million decrease in the average debt balance outstanding under our revolving credit facility between the two periods.

•
Net income for the first quarter of 2010 decreased 0.6% to $33.9 million from $34.1 million in the same period in 2009 and diluted earnings per share increased 3.4% to $1.53 compared to $1.48 in the same period in 2009. Earnings per share benefited from our cumulative repurchase of 2,228,948 shares of our common stock since the beginning of the first quarter of 2009, including 453,859 shares we repurchased during the first quarter of 2010.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Three Months Ended
	April 4,	March 29,
	2010	2009

Number of Company-owned stores:
Beginning of period	497	495
New	-	-
Acquired from franchisees	1	-
Closed	-	-
End of period	498	495

Number of franchised stores:
Beginning of period	48	46
New	1	1
Acquired by the Company	(1)	-
Closed	-	-
End of period	48	47

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

Revenues. Our primary source of revenues is from sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens and merchandise. A portion of Company store sales comes from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“package deals”), which we promote through in-store menu pricing or coupon offerings. Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales as well as the portion of revenue that is allocated from package deals. Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game token sales as well as the portion of revenue that is allocated from package deals. This revenue caption also includes sales of merchandise at our stores. We allocate the revenue recognized from the sale of our package deals between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

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

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization expense pertain directly to our store assets;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:
	Three Months Ended
	April 4, 2010		March 29, 2009
	(in thousands, except percentages)

Food and beverage sales	$121,016	49.4%	$128,479	52.0%
Entertainment and merchandise sales	124,184	50.6%	118,581	48.0%

Company store sales	$245,200	100.0%	$247,060	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:
	Three Months Ended
	April 4, 2010		March 29, 2009
	(in thousands, except percentages)

Company store sales	$245,200	99.5%	$247,060	99.6%
Franchising activities	1,127	0.5%	1,073	0.4%

Total revenues	246,327	100.0%	248,133	100.0%
Company store operating costs:
Cost of food and beverage (1)	27,619	22.8%	27,146	21.1%
Cost of entertainment and merchandise (2)	10,050	8.1%	10,764	9.1%

Total cost of food, beverage, entertainment and merchandise (3)	37,669	15.4%	37,910	15.3%
Labor expenses (3)	60,595	24.7%	60,496	24.5%
Depreciation and amortization (3)	19,606	8.0%	18,914	7.7%
Rent expense (3)	17,486	7.1%	16,914	6.8%
Other store operating expenses (3)	31,034	12.7%	30,124	12.2%
Total Company store operating costs (3)	166,390	67.9%	164,358	66.5%
Other costs and expenses:
Advertising expense	9,037	3.7%	10,044	4.0%
General and administrative expenses	13,685	5.6%	14,517	5.9%
Total operating costs and expenses	189,112	76.8%	188,919	76.1%

Operating income	57,215	23.2%	59,214	23.9%
Interest expense	2,670	1.1%	3,074	1.2%

Income before income taxes	$54,545	22.1%	$56,140	22.6%
______________
(1) Percent amount expressed as a percentage of food and beverage sales.
(2) Percent amount expressed as a percentage of entertainment and merchandise sales.
(3) Percent amount expressed as a percentage of Company store sales.
Due to rounding, percentages presented in the table above may not add.

Three Months Ended April 4, 2010 Compared to Three Months Ended March 29, 2009

Revenues

Company store sales decreased 0.8% to $245.2 million during the first quarter of 2010 compared to $247.1 million in the first quarter of 2009 primarily due to the effect of an additional operating week in our 2009 fiscal year which caused the seasonally strong first week of the 2010 calendar year to shift into the fourth quarter of 2009, partially offset by a net increase in the number of Company-owned stores and an average increase in menu prices of approximately 1.2%. The weighted average number of Company-owned stores open during the first quarter of 2010 increased by approximately three stores as compared to the same period in 2009. On a same calendar week basis, comparable store sales grew 0.7%. We believe comparable store sales calculated on a same calendar week basis is more indicative of the health of our business. On a fiscal week basis, comparable store sales decreased 1.5% during the first quarter of 2010. We believe the execution of various strategies we have implemented, including the ongoing capital initiatives at our stores and our continuing efforts to increase the number of birthday parties and fund raising events at our stores combined with other new sales initiatives we have implemented worked to counteract the soft economic environment affecting our sales during the first quarter of 2010.

Our Company store sales mix was 49.4% food and beverage sales and 50.6% entertainment and merchandise sales during the first quarter of 2010 compared to 52.0% and 48.0%, respectively, in the first quarter of 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of birthday party packages in the current year containing greater components of merchandise and game tokens as compared to the first quarter of 2009, as well as increased token sales.  The Company store sales mix during the first quarter of 2010 is consistent with our recent historical trend of food and beverage sales versus entertainment and merchandise sales.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 1.7 percentage points to 22.8% during the first quarter of 2010 from 21.1% in the first quarter of 2009 primarily due to an increase in cheese prices. During the first quarter of 2010, the average price per pound of cheese increased approximately $0.24, or 20%, compared to prices paid in the first quarter of 2009. Increased sales of lower-margin products in the first quarter of 2009 also contributed to the increase.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 1.0 percentage point to 8.1% during the first quarter of 2010 from 9.1% in the first quarter of 2009. This decrease was primarily due to margin pressure in the first quarter of 2009 associated with the liquidation of certain prize inventory.

Labor expense as a percentage of Company store sales increased 0.2 percentage points to 24.7% during the first quarter of 2010 compared to 24.5% in the first quarter of 2009 primarily due to increased unemployment taxes and other benefits. Improved labor utilization of our hourly labor force offset a 3.7% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $0.7 million to $19.6 million during the first quarter of 2010 compared to $18.9 million in the first quarter of 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.6 million to $17.5 million during the first quarter of 2010 compared to $16.9 million in the first quarter of 2009 primarily due to an increase of our leased properties resulting from our expansions of existing stores and new store development.

Other store operating expenses as a percentage of Company store sales increased 0.5 percentage points to 12.7% during the first quarter of 2010 compared to 12.2% in the first quarter of 2009 primarily due to the effect of a decrease in our self-insurance reserve in the first quarter of 2009 and pressure from increases in various other store operating costs and expenses associated with the decline in fiscal week comparable store sales during the first quarter of 2010.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.3 percentage points to 3.7% during the first quarter of 2010 from 4.0% in the first quarter of 2009 primarily due to timing variances in our advertising activities among the two periods.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million to $13.7 million during the first quarter of 2010 from $14.5 million in the first quarter of 2009 primarily due to the effect of an increase in our stock-based compensation forfeiture estimate in the first quarter of 2009.

Interest Expense

Interest expense decreased to $2.7 million during the first quarter of 2010 compared to $3.1 million in the first quarter of 2009 primarily due to a decrease in the average debt balance outstanding between the two periods. During the first quarter of 2010, the average debt balance outstanding under our revolving credit facility was $323.1 million compared to $370.7 million during the first quarter of 2009. We reduced the outstanding balance under our revolving credit facility by $49.8 million during the first quarter of 2010.

Income Taxes

Our effective income tax rate was 37.9% and 39.3% for the first quarters of 2010 and 2009, respectively. The decrease in our effective tax rate was primarily due to the effect of unfavorable U.S. federal tax adjustments we made in the first quarter of 2009.

Diluted Earnings Per Share

Diluted earnings per share increased to $1.53 per share for the first quarter of 2010 from $1.48 per share in the first quarter of 2009 due to a 3.9% decrease in the number of weighted average diluted shares outstanding between the two periods, partially offset by a 0.6% decrease in our net income. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 2.2 million shares of our common stock since the first quarter of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first quarter of 2010 attributable solely to these repurchases benefited our earnings per share growth in the first quarter of 2010 by approximately $0.11. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2009 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of the first quarter of 2009.

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

Our primary requirements for cash provided by operating activities relate to planned capital expenditures and servicing our debt. We may also use cash from operations to make repurchases of our common stock.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Three Months Ended
	April 4,	March 29,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$91,757	$81,746
Net cash used for investing activities	(22,078)	(15,925)
Net cash used for financing activities	(66,711)	(66,493)
Effect of foreign exchange rate changes on cash	(38)	(23)

Change in cash and cash equivalents	$2,930	$(695)

Interest paid	$2,633	$3,564
Income taxes paid (received), net	$58	$(4,995)

	April 4,	January 3,
	2010	2010
	(in thousands)

Cash and cash equivalents	$20,291	$17,361
Revolving credit facility borrowings	$304,500	$354,300
Available unused commitments under revolving credit facility	$234,841	$185,743

Cash Flows – Operating Activities

    Net cash provided by operating activities increased $10.0 million to $91.8 million during the first quarter of 2010 from $81.7 million in the first quarter of 2009. The increase was primarily attributable to a $14.0 increase in the cash provided from the components of our working capital, partially offset by a $4.0 million decrease in net earnings (comprised of net income and non-cash adjustments reflected in the Statements of Cash Flows). Cash provided from changes in our operating liabilities increased $17.3 million primarily due to variations in the timing and amount of payments related to accounts payable and accrued expenses between the two periods, a $4.3 million increase in cash provided from income taxes payable and a $1.8 million franchise development fee we received during the first quarter of 2010. Cash provided from changes in our operating assets decreased $3.3 million primarily due to a $1.6 million decrease in cash provide from accounts receivable which was attributable to variations in the timing and amount of vendor rebates and cash provided from our liquidation of certain prize inventory in the first quarter of 2009 which did not recur in the first quarter of 2010.

    Our cash interest payments decreased $0.9 million to $2.6 million during the first quarter of 2010 from $3.6 million in the first quarter of 2009 primarily due to a reduction in the average debt balance outstanding under our credit revolving facility between the two periods.

    Our cash payments for income taxes, net of refunds received, was $0.1 million during the first quarter of 2010 compared to a net refund of $5.0 million in the first quarter of 2009 primarily due to a refund of excess federal income taxes we received in the first quarter of 2009 which did not recur in 2010. Income tax payments made during the first quarter of 2010 were net of state tax refunds of approximately $0.2 million.

Cash Flows – Investing Activities

Net cash used in investing activities increased $6.2 million to $22.1 million during the first quarter of 2010 from $15.9 million in the first quarter of 2009, primarily due to an increase in the number of capital spending initiatives for our existing stores which affected 58 stores during the first quarter of 2010 compared to 31 stores during the same period in 2009 and a cash payment associated with the acquisition of assets used in the operation of a franchised store location.

The following table summarizes information regarding the number of capital spending initiatives we completed during each of the periods presented:
	Three Months Ended
	April 4,	March 29,
	2010	2009

Existing Company-owned store initiatives:
Major remodels	4	3
Store expansions	6	3
Game enhancements	48	25
Total completed	58	31

Company stores added	1	-

Cash Flows – Financing Activities

Net cash used in financing activities increased $0.2 million to $66.7 million during the first quarter of 2010 from $66.5 million in the first quarter of 2009 primarily due to an increase in our share repurchase activity compared to the same period last year, partially offset by a $15.5 million reduction in net repayments on our revolving credit facility. During the first quarter of 2010, our repurchases of our common stock totaled $16.9 million, compared to the first quarter of 2009 when we did not make any repurchases.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, if necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale, enabling us to monetize many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $34.7 million at April 4, 2010 from $1.0 million at January 3, 2010, primarily due to variations in the timing and amount of vendor rebates and payments for income taxes, combined with increases in our accounts payable and accrued expenses.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550.0 million.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of April 4, 2010, there were $304.5 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of April 4, 2010, borrowings under the credit facility incurred interest at LIBOR (0.23% - 0.25%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first quarter of 2010, we reduced the outstanding debt balance under our revolving credit facility by $49.8 million to $304.5 million as of April 4, 2010 from $354.3 million as of January 3, 2010 by applying excess cash flows generated from operations during the period towards the repayment of debt.

Including the effect from our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% for both the three months ended April 4, 2010 and March 29, 2009.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of April 4, 2010, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.3 to 1 and a consolidated leverage ratio of 1.7 to 1.

Interest Rate Swap

We have entered into an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% as of April 4, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

As of April 4, 2010, the estimated fair value of the swap contract was a liability of approximately $5.1 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for reinvestment into our existing Company-owned store base through various capital initiatives and the development of new Company stores. We estimate capital expenditures in 2010 will total approximately $96.0 million to $100.0 million, including approximately $65.0 million to $66.0 million related to capital initiatives for our existing stores, approximately $18.0 million related to new store development and the acquisition of franchise stores, and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

The following tables summarize information regarding the expected number of and estimated average cost for our projected capital expenditures activities during each of the periods presented:
	Completed Through	Projection for Remainder of	Projected Completions	Estimated
	First Quarter	Fiscal Year	Fiscal Year	Average Cost
	2010	2010	2010	Per Project
				(in millions)
Investment in existing Company-owned stores:
Major remodels	4	12	16	$0.6
Store expansions	6	27	33	$1.0
Game enhancements	48	138	186	$0.1 to $0.2
Total	58	177	235

New Company store development and franchise store acquisitions	1	6	7	$2.4 to $2.6

	Projected Completions	Actual Completions	Increase
	Fiscal Year	Fiscal Year	Over Prior
	2010	2009	Fiscal Year

Investment in existing Company-owned stores:
Major remodels	16	9	7
Store expansions	33	26	7
Game enhancements	186	125	61
Total	235	160	75

New Company store development and franchise store acquisitions	7	3	4

Investment in Existing Company-owned Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing Company-owned stores. For our existing stores, we currently utilize the following capital initiatives: (a) major remodels, (b) store expansions, and (c) game enhancements. We believe these capital initiatives are essential to preserving our existing sales and cash flows and provide a solid foundation for long term revenue growth.

We currently expect to complete approximately 33 store expansions during fiscal year 2010 which represents a 27% increase over the number of store expansions completed in fiscal year 2009. Our decision to increase the number of store expansions is based on our expectation that the return on invested capital related to these expansions will be comparable to our historical returns generated from store expansions.

        Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance of a store or when we introduce concept changes or enhancements to our stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new exterior and interior identity.

        Store expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and generally result in an increase in the store’s seat count. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise.

        Game enhancements. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game and ride technology.

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

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. We expect the cost of opening such new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. During the first quarter of 2010, we acquired one store from a franchisee.

Share Repurchases

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the first quarter of 2010, we repurchased 453,859 shares of our common stock at an aggregate purchase price of approximately $16.9 million, and as of

April 4, 2010, approximately $201.8 million remained available for share repurchases under our repurchase authorization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of April 4, 2010, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2009.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. We believe that as of April 4, 2010 there has been no material change to the information concerning our critical accounting policies.

Recently Issued Accounting Guidance

Refer to Note 1 “Basis of Presentation and Recently Issued Accounting Guidance” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the recently issued accounting guidance that we have not yet adopted, including a discussion of our expected date of adoption and anticipated effects on our results of operations and financial position and the new accounting guidance we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at April 4, 2010 had borrowings outstanding of $304.5 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $154.5 million of variable rate debt as of April 4, 2010. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at April 4, 2010, would increase our annual interest expense by approximately $1.5 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.14 as of April 4, 2010) would have been approximately $0.3 million for the first quarter of 2010. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of April 4, 2010) would have been approximately $0.2 million for the first quarter of 2010.

Foreign Currency Risk

As of April 4, 2010, we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first quarter of 2010, our Canada stores represented approximately 1.2% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first quarter of 2010 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 4, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM  1A.   Risk Factors.

We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2010. The risks set forth in those risk factors are not the only risks we face in conducting our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM  2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the first quarter of 2010 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

January 4 – January 31, 2010	2,156	$32.68	-	$218,758,993
February 1 – February 28, 2010	74,254	$35.23	-	$218,758,993
March 1 – April 4, 2010	454,885	$37.27	453,859	$201,842,997
Total	531,295	$36.97	453,859	$201,842,997

(1)
For the periods ended January 31, February 28 and April 4, 2010, the total number of shares purchased included 2,156 shares, 74,254 shares and 1,026 shares, respectively, tendered by employees at an average price per share of $32.68, $35.23 and $37.67, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

ITEM  6.    Exhibits.

Exhibit Number	Description

3.1
Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1
Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1 §
Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.2 §
Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

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

                                      CEC ENTERTAINMENT, INC.

May 6, 2010	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2010		/s/ Christopher D. Morris
Christopher D. Morris
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 6, 2010		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1
Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1 §
Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.2 §
Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

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