Form 10-Q
period 2010-07-04
CEC ENTERTAINMENT INC
filed 2010-08-05
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of July 26, 2010, an aggregate of 21,534,893 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	July 4,	January 3,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$14,649	$17,361
Accounts receivable	10,119	27,031
Inventories	17,213	18,016
Prepaid expenses	17,435	13,915
Deferred tax asset	3,392	3,392

Total current assets	62,808	79,715

Property and equipment, net	661,729	662,747
Other noncurrent assets	8,284	1,804

Total assets	$732,821	$744,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$915	$881
Accounts payable	30,067	32,754
Accrued expenses	44,270	33,927
Unearned revenues	8,683	7,641
Accrued interest	1,812	1,077
Derivative instrument liability	3,986	4,459

Total current liabilities	89,733	80,739

Capital lease obligations, less current portion	10,152	10,629
Revolving credit facility borrowings	331,400	354,300
Deferred rent liability	49,371	48,758
Deferred landlord contributions	27,941	28,220
Deferred tax liability	27,368	33,690
Accrued insurance	12,602	12,068
Derivative instrument liability	-	1,154
Other noncurrent liabilities	7,154	6,795

Total liabilities	555,721	576,353

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,435,959 and 61,120,018 shares issued, respectively	6,143	6,112
Capital in excess of par value	431,023	425,717
Retained earnings	741,054	702,414
Accumulated other comprehensive income	1,905	1,140
Less treasury stock, at cost; 39,866,343 and 38,944,354 shares, respectively	(1,003,025)	(967,470)

Total stockholders’ equity	177,100	167,913

Total liabilities and stockholders’ equity	$732,821	$744,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
REVENUES
Food and beverage sales	$89,064	$91,123	$210,080	$219,602
Entertainment and merchandise sales	91,065	92,676	215,249	211,257

Company store sales	180,129	183,799	425,329	430,859
Franchise fees and royalties	857	996	1,984	2,069

Total revenues	180,986	184,795	427,313	432,928

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	19,967	20,612	47,586	47,758
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,736	8,360	17,786	19,124

Cost of food, beverage, entertainment and merchandise	27,703	28,972	65,372	66,882
Labor expenses	51,777	52,449	112,372	112,945
Depreciation and amortization	19,836	19,040	39,442	37,954
Rent expense	17,440	16,719	34,926	33,633
Other store operating expenses	29,698	30,285	60,732	60,409

Total company store operating costs	146,454	147,465	312,844	311,823
Advertising expense	8,385	8,637	17,422	18,681
General and administrative expenses	11,436	11,738	25,121	26,255

Total operating costs and expenses	166,275	167,840	355,387	356,759

Operating income	14,711	16,955	71,926	76,169

Interest expense	3,442	3,095	6,112	6,169

Income before income taxes	11,269	13,860	65,814	70,000

Income taxes	6,491	4,866	27,174	26,953

Net income	$4,778	$8,994	$38,640	$43,047

Earnings per share:
Basic	$0.22	$0.39	$1.77	$1.88
Diluted	$0.22	$0.39	$1.77	$1.86

Weighted average shares outstanding:
Basic	21,544	23,048	21,810	22,933
Diluted	21,592	23,214	21,849	23,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended July 4, 2010
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total

Balance at January 4, 2010	61,120,018	$6,112	$425,717	$702,414	$1,140	38,944,354	$(967,470)	$167,913
Net income	-	-	-	38,640	-	-	-	38,640
Change in fair value of cash flow hedge, net of income taxes of $335	-	-	-	-	(548)	-	-	(548)
Hedging loss realized in earnings, net of income taxes of $951	-	-	-	-	1,559	-	-	1,559
Foreign currency translation adjustments, net of income taxes of $38	-	-	-	-	(246)	-	-	(246)
Comprehensive income								39,405

Stock-based compensation costs	-	-	3,748	-	-	-	-	3,748
Stock options exercised	144,644	14	4,615	-	-	-	-	4,629
Restricted stock issued, net of forfeitures	230,116	23	(23)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(901)	-	-	-	-	(901)
Restricted stock returned for taxes	(77,711)	(8)	(2,734)	-	-	-	-	(2,742)
Common stock issued under 401(k) plan	18,892	2	601	-	-	-	-	603
Purchases of treasury stock	-	-	-	-	-	921,989	(35,555)	(35,555)

Balance at July 4, 2010	61,435,959	$6,143	$431,023	$741,054	$1,905	39,866,343	$(1,003,025)	$177,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,640	$43,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,868	38,422
Deferred income taxes	(7,793)	1,968
Stock-based compensation expense	3,653	4,183
Amortization of landlord contributions	(1,017)	(1,003)
Amortization of deferred debt financing costs	141	141
Loss on asset disposals, net	1,277	1,380
Other adjustments	28	(1)
Changes in operating assets and liabilities:
Accounts receivable	8,419	14,126
Inventories	820	(843)
Prepaid expenses	(3,524)	(3,579)
Accounts payable	712	(2,294)
Accrued expenses	(146)	1,001
Unearned revenues	1,039	(973)
Accrued interest	773	(1,990)
Income taxes payable	16,620	(2,616)
Deferred rent liability	640	823
Deferred landlord contributions	768	(164)

Net cash provided by operating activities	100,918	91,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,074)	(32,990)
Other investing activities	(4,040)	(136)

Net cash used in investing activities	(47,114)	(33,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(22,900)	(54,250)
Payments on capital lease obligations	(433)	(397)
Exercise of stock options	4,629	14,749
Excess tax benefit realized from stock-based compensation	567	1,848
Payment of taxes for returned restricted shares	(2,742)	(1,351)
Treasury stock acquired	(35,555)	(20,083)

Net cash used in financing activities	(56,434)	(59,484)

Effect of foreign exchange rate changes on cash	(82)	(270)

Change in cash and cash equivalents	(2,712)	(1,252)

Cash and cash equivalents at beginning of period	17,361	17,769

Cash and cash equivalents at end of period	$14,649	$16,517

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,198	$6,537
Income taxes paid, net	$17,984	$16,954

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$4,388	$3,960
Common stock issued under 401(k) plan	$603	$577

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

As the contributions we and our franchisees are required to make to the advertising and media funds maintained by the Association are designated and segregated for advertising related activities, the Association acts as an agent for us and our franchisees with regard to these contributions. We consolidate the advertising and media funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses. Contributions to the advertising and media funds from our franchisees were approximately $0.5 million each for the three months ended July 4, 2010 and June 28, 2009 and approximately $1.2 million each for the six months ended July 4, 2010 and June 28, 2009. Our contributions to the funds eliminate in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of July 4, 2010 and for the three and six month periods ended July 4, 2010 and June 28, 2009 are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at January 3, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 3, 2010.

Recently Issued Accounting Guidance

Newly Adopted Accounting Guidance: As of the beginning of our 2010 fiscal year, we adopted a new accounting standard amending the consolidation accounting requirements for a variable interest entity (“VIE”) which now prescribes a qualitative assessment for determining whether a variable interest gives an enterprise a controlling financial interest in a VIE. This new guidance also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criteria are met. Our adoption of this new standard did not have a material impact on our consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.   Basis of Presentation and Recently Issued Accounting Guidance (continued):

Accounting Guidance Not Yet Adopted: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The revised guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied prospectively as of the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We will apply this guidance prospectively as of the start of our 2011 fiscal year. We have evaluated this new accounting guidance and our adoption will not have a material effect on our consolidated financial statements.

2.   Inventories:

Inventories consisted of the following:
	July 4,	January 3,
	2010	2010
	(in thousands)

Food and beverage	$3,846	$4,934
Entertainment and merchandise	13,367	13,082

	$17,213	$18,016

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers and birthday party and other supplies needed for our entertainment operations.

3.   Revolving Credit Facility:

	July 4,	January 3,
	2010	2010
	(in thousands)

Revolving credit facility borrowings	$331,400	$354,300

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of July 4, 2010, there were $331.4 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of July 4, 2010, borrowings under the credit facility incurred interest at LIBOR (0.35% - 0.51%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 3.0% and 3.0% for the three months ended July 4, 2010 and June 28, 2009, respectively, and was 3.0% and 2.9% for the six months ended July 4, 2010 and June 28, 2009, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to maintain financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of July 4, 2010, we were in compliance with these covenants.

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

Cash Flow Hedge

We have entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at July 4, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

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

The following table summarizes the location and fair value of the derivative instrument in our unaudited Condensed Consolidated Balance Sheets:
		July 4,	January 3,
	Balance Sheet Location	2010	2010
Derivative designated as hedging instrument		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$3,986	$5,613

(1)	As of July 4, 2010, the estimated fair value was recorded as a $4.0 million current liability.

(2)	As of January 3, 2010, the estimated fair value was comprised of a $4.5 million current liability and a $1.2 million noncurrent liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Derivative in cash flow hedging relationship	(in thousands, excluding income tax effects)

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(93)	$(477)	$(883)	$(1,158)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(1,234)	$(982)	$(2,510)	$(1,655)

There were no ineffective gains or losses recognized during the three and six months ended July 4, 2010 and June 28, 2009. We expect that approximately $2.5 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of July 4, 2010 will be realized in earnings as additional interest expense within the next 12 months.

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

6.   Income Taxes:

Our liability for uncertain tax positions increased approximately $2.7 million during the second quarter of 2010 primarily in connection with the current Internal Revenue Service examination of our 2006 and 2007 tax years. In addition, we recognized additional estimated interest expense of approximately $0.7 million related to these matters.

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income	$4,778	$8,994	$38,640	$43,047

Denominator:
Basic weighted average common shares outstanding	21,544	23,048	21,810	22,933
Potential common shares for stock options and restricted stock	48	166	39	171

Diluted weighted average common shares outstanding	21,592	23,214	21,849	23,104

Earnings per share:
Basic	$0.22	$0.39	$1.77	$1.88
Diluted	$0.22	$0.39	$1.77	$1.86

Stock options to purchase 1,599 shares and 699,502 shares of common stock for the three months ended July 4, 2010 and June 28, 2009, respectively, and 40,545 shares and 714,920 shares for the six months ended July 4, 2010 and June 28, 2009, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

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

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(in thousands)

Total stock-based compensation cost	$1,791	$1,864	$3,748	$4,286
Portion capitalized as property and equipment(1)	(50)	(54)	(95)	(103)

Pre-tax stock-based compensation expense recognized(2)	$1,741	$1,810	$3,653	$4,183

(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation is included in “Property and equipment, net” on the unaudited Condensed Consolidated Balance Sheets.

(2)	Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.   Stock-Based Compensation (continued):

As of July 4, 2010, there was $17.6 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.8 years. All previously granted and currently outstanding stock options are fully vested, as such there is no unrecognized stock-based compensation cost related to stock options.

9.   Stockholders’ Equity:

Stock Repurchase Program

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the six months ended July 4, 2010, we repurchased 921,989 shares of our common stock at an aggregate purchase price of approximately $35.6 million under the repurchase program. As of July 4, 2010, approximately $183.2 million remained available for share repurchases under our repurchase authorization.

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

Stock Options

During the six months ended July 4, 2010, 144,644 shares of common stock were issued from the exercise of stock options for cash proceeds of $4.6 million.

Restricted Stock

During the six months ended July 4, 2010, we granted a total of 237,770 shares of restricted stock to our employees and non-employee directors at a weighted average grant date fair value of $35.77 per share.

During the six months ended July 4, 2010, 7,654 shares of restricted stock were forfeited by employees at a weighted average grant date fair value of $29.57 per share.

During the six months ended July 4, 2010, 77,711 shares of common stock were tendered by employees at an average price per share of $35.20 to satisfy tax withholding requirements on the vesting of shares of restricted stock.

401(k) Plan Contribution

During the six months ended July 4, 2010, we contributed 18,892 shares of our common stock at a cost of approximately $0.6 million to the CEC Entertainment 401(k) Plan in connection with our annual match of employee contributions for the 2009 plan year.

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

Executive Overview

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2010 fiscal year will consist of 52 weeks and our 2009 fiscal year consisted of 53 weeks. As a result of the 53 week fiscal year in 2009, our 2010 fiscal year began one week later than our 2009 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales on a fiscal week basis compares the results of our fiscal periods ended July 4, 2010 and June 28, 2009. Comparable store sales for the three months ended July 4, 2010 on a calendar week basis compares the results for the period from April 5, 2010 through July 4, 2010 (weeks 14 through 26 of our 2010 fiscal year) to the results for the period from April 6, 2009 through July 5, 2009 (weeks 15 through 27 of our 2009 fiscal year). Comparable store sales for the six months ended July 4, 2010 on a calendar week basis compares the results for the period from January 4, 2010 through July 4, 2010 (weeks 1 through 26 of our 2010 fiscal year) to the results for the period from January 5, 2009 through July 5, 2009 (weeks 2 through 27 of our 2009 fiscal year). We believe comparable store sales calculated on a same calendar week basis is more indicative of the health of our business.  However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Second Quarter 2010 Highlights
•	Revenues decreased 2.1% during the second quarter of 2010 compared to the same period in 2009.
-	Comparable store sales on a fiscal week basis decreased 3.6%.
-	Comparable store sales on a calendar week basis decreased 2.2%.
-	Weighted average Company-owned store count increased by approximately three stores.
-	Menu prices increased on average 2.5%.

•
Cost of food, beverage, entertainment and merchandise as a percentage of Company store sales decreased 0.4 percentage points during the second quarter of 2010 compared to the same period in 2009 primarily due to reductions in beverage and paper costs and lower ticket redemptions for prize merchandise, partially offset by higher cheese prices.

•
Company store operating costs as a percentage of Company store sales increased 1.1 percentage points during the second quarter of 2010 compared to the same period in 2009 primarily due to increased rent and depreciation expenses , and the de-leveraging effect of lower Company store sales. These increases were partially offset by reductions in cost of food, beverage, entertainment and merchandise.

•
Interest expense increased to $3.4 million during the second quarter of 2010 compared to $3.1 million in the second quarter of 2009 primarily due to interest charges incurred pursuant to tax reserves established during the second quarter of 2010 in connection with the current Internal Revenue Service (“IRS”) examination of prior tax years.

•
Our effective tax rate increased to 57.6% in the second quarter of 2010 compared to 35.1% in the second quarter of 2009, primarily due to unfavorable discrete adjustments to income tax expense in connection with the current IRS examination of our 2006 and 2007 tax years.

•
Net income for the second quarter of 2010 decreased 46.9% to $4.8 million from $9.0 million in the same period in 2009 and diluted earnings per share decreased 43.6% to $0.22 compared to $0.39 in the same period in 2009. Earnings per share benefited from our cumulative repurchase of 2,697,078 shares of our common stock since the beginning of the second quarter of 2009, including 468,130 shares we repurchased during the second quarter of 2010.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Number of Company-owned stores:
Beginning of period	498	495	497	495
New	-	1	-	1
Acquired from franchisees	-	-	1	-
Closed	-	-	-	-
End of period	498	496	498	496

Number of franchised stores:
Beginning of period	48	47	48	46
New	-	1	1	2
Acquired by the Company	-	-	(1)	-
Closed	-	-	-	-
End of period	48	48	48	48

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

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization expenses that pertain directly to our store assets;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
	(in thousands, except percentages)

Food and beverage sales	$89,064	49.4%	$91,123	49.6%	$210,080	49.4%	$219,602	51.0%
Entertainment and merchandise sales	91,065	50.6%	92,676	50.4%	215,249	50.6%	211,257	49.0%

Company store sales	$180,129	100.0%	$183,799	100.0%	$425,329	100.0%	$430,859	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
	(in thousands, except percentages)

Company store sales	$180,129	99.5%	$183,799	99.5%	$425,329	99.5%	$430,859	99.5%
Franchising activities	857	0.5%	996	0.5%	1,984	0.5%	2,069	0.5%

Total revenues	180,986	100.0%	184,795	100.0%	427,313	100.0%	432,928	100.0%
Company store operating costs:
Cost of food and beverage (1)	19,967	22.4%	20,612	22.6%	47,586	22.7%	47,758	21.7%
Cost of entertainment and merchandise (2)	7,736	8.5%	8,360	9.0%	17,786	8.3%	19,124	9.1%

Cost of food, beverage, entertainment and merchandise (3)	27,703	15.4%	28,972	15.8%	65,372	15.4%	66,882	15.5%
Labor expenses (3)	51,777	28.7%	52,449	28.5%	112,372	26.4%	112,945	26.2%
Depreciation and amortization (3)	19,836	11.0%	19,040	10.4%	39,442	9.3%	37,954	8.8%
Rent expense (3)	17,440	9.7%	16,719	9.1%	34,926	8.2%	33,633	7.8%
Other store operating expenses (3)	29,698	16.5%	30,285	16.5%	60,732	14.3%	60,409	14.0%
Total Company store operating costs (3)	146,454	81.3%	147,465	80.2%	312,844	73.6%	311,823	72.4%
Other costs and expenses:
Advertising expense	8,385	4.6%	8,637	4.7%	17,422	4.1%	18,681	4.3%
General and administrative expenses	11,436	6.3%	11,738	6.4%	25,121	5.9%	26,255	6.1%
Total operating costs and expenses	166,275	91.9%	167,840	90.8%	355,387	83.2%	356,759	82.4%

Operating income	14,711	8.1%	16,955	9.2%	71,926	16.8%	76,169	17.6%
Interest expense	3,442	1.9%	3,095	1.7%	6,112	1.4%	6,169	1.4%

Income before income taxes	$11,269	6.2%	$13,860	7.5%	$65,814	15.4%	$70,000	16.2%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.
Due to rounding, percentages presented in the table above may not add.

Three Months Ended July 4, 2010 Compared to Three Months Ended June 28, 2009

Revenues

Company store sales decreased 2.0% to $180.1 million during the second quarter of 2010 compared to $183.8 million in the second quarter of 2009 primarily due to a 3.6% decline in same fiscal week comparable store sales, partially offset by a net increase in the number of Company-owned stores and the initial recognition of income from gift card breakage during the second quarter of 2010. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales decreased 2.2%. Menu prices increased approximately 2.5% during the second quarter of 2010 as compared to the second quarter of 2009. We believe that the decrease in comparable store sales is primarily attributable to the current difficult economic environment, coupled with certain pricing initiatives implemented during the first and second quarters of 2010 that do not appear to have been fully accepted by our consumer.

 The weighted average number of Company-owned stores open during the second quarter of 2010 increased by approximately three stores as compared to the same period in 2009. We also benefited during the second quarter of 2010 from a $0.6 million adjustment in food and beverage sales for the initial recognition of breakage income related to unredeemed gift card balances. The recognition of initial breakage income during the second quarter of 2010 is not included in either the fiscal week or calendar week comparable store sales figures. Refer to “Critical Accounting Policies and Estimates” of our MD&A for more information regarding our initial recognition of gift card breakage income.

Our Company store sales mix was 49.4% food and beverage sales and 50.6% entertainment and merchandise sales during the second quarter of 2010 compared to 49.6% and 50.4%, respectively, in the second quarter of 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of birthday parties during the second quarter of 2010 containing greater components of merchandise and game tokens as compared to the birthday parties offered in the second quarter of 2009, as well as increased token sales during the second quarter of 2010 compared to the second quarter of 2009.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 0.2 percentage points to 22.4% during the second quarter of 2010 compared to 22.6% in the second quarter of 2009 primarily due to reductions in beverage and paper costs, partially offset by higher cheese prices. During the second quarter of 2010, the average price per pound of cheese increased approximately $0.24, or 20%, compared to prices paid in the second quarter of 2009.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.5 percentage points to 8.5% during the second quarter of 2010 from 9.0% in the second quarter of 2009. This decrease was primarily due to a specific birthday party promotion in the second quarter of 2009 which resulted in additional prize merchandise costs from increased ticket redemptions. Also in the second quarter of 2009, we incurred additional costs associated with a new attraction that dispensed novelty photo cards.

Labor expense as a percentage of Company store sales increased 0.2 percentage points to 28.7% during the second quarter of 2010 compared to 28.5% in the second quarter of 2009 primarily due to higher worker's compensation claims and increased unemployment taxes and other benefits. Improved labor utilization of our hourly labor force partially offset a 3.7% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $0.8 million to $19.8 million during the second quarter of 2010 compared to $19.0 million in the second quarter of 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.7 million to $17.4 million during the second quarter of 2010 compared to $16.7 million in the second quarter of 2009 primarily due to an increase in our leased properties resulting from our expansions of existing stores and new store development.

Other store operating expenses as a percentage of Company store sales remained consistent at 16.5% during the second quarter of 2010 and 2009 as the net effect of various cost reductions helped offset the de-leveraging impact of a lower sales base on the fixed component of store operating expenses.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.1 percentage point to 4.6% during the second quarter of 2010 from 4.7% in the second quarter of 2009 primarily due to lower television media costs, partially offset by an increase in television advertising expenditures for local market commercials during the second quarter of 2010.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million to $11.4 million during the second quarter of 2010 from $11.7 million in the second quarter of 2009 primarily due to a net reduction in various corporate office overhead costs.

Interest Expense

Interest expense increased to $3.4  million during the second quarter of 2010 compared to $3.1  million in the second quarter of 2009 primarily due to interest charges of $0.7 million incurred pursuant to tax reserves established during the second quarter of 2010 exceeding amounts recognized in the second quarter of 2009, partially offset by a decrease in the interest expense incurred under our revolving credit facility during the second quarter of 2010.

Income Taxes

Our effective income tax rate increased to 57.6% during the second quarter of 2010 compared to  35.1% in the second quarter of 2009, primarily due to unfavorable discrete adjustments of $2.4 million we recorded to income tax expense during the second quarter of 2010 in connection with the current IRS examination of our 2006 and 2007 tax years, partially offset by the effect of favorable state and foreign tax adjustments.

Diluted Earnings Per Share

Diluted earnings per share decreased to $0.22 per share for the second quarter of 2010 from $0.39 per share in the second quarter of 2009 primarily due to a 46.9% decrease in our net income, partially offset by a 7.0% decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in diluted earnings per share between the two periods was impacted by our repurchase of approximately 2.7 million shares of our common stock since the beginning of the second quarter of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during the second quarter of 2010 attributable solely to these repurchases benefited our earnings per share growth in the second quarter of 2010 by approximately $0.01. Our estimate is based on the weighted average number of shares repurchased since the beginning of the second quarter of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the second quarter of 2009, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the second quarter of 2009.

Six Months Ended July 4, 2010 Compared to Six Months Ended June 28, 2009

Revenues

Company store sales decreased 1.3% to $425.3 million during the first six months of 2010 compared to $430.9 million in the first six months of 2009 primarily due to a 2.4% decline in same fiscal week comparable store sales, partially offset by a net increase in the number of Company-owned stores and the initial recognition of income from gift card breakage during the second quarter of 2010. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales decreased 0.5%. The difference between fiscal week and calendar week comparable store sales is primarily attributable to the effect of an additional operating week in our 2009 fiscal year which caused the seasonally strong first week of the 2010 calendar year to shift into the fourth quarter of 2009. Menu prices increased approximately 1.9% during the first six months of 2010 as compared to the first six months of 2009. We believe that the decrease in comparable store sales is primarily attributable to the current difficult economic environment, coupled with certain pricing initiatives implemented during the first and second quarters of 2010 that do not appear to have been fully accepted by our consumer.

The weighted average number of Company-owned stores open during the first six months of 2010 increased by approximately three stores as compared to the same period in 2009. We also benefited during the first six months of 2010 from a $0.6 million adjustment in food and beverage sales for the initial recognition of breakage income related to unredeemed gift card balances. The recognition of initial breakage income during the first six months of 2010 is not included in either the fiscal week or calendar week comparable store sales figures. Refer to “Critical Accounting Policies and Estimates” of our MD&A for more information regarding our initial recognition of gift card breakage income.

Our Company store sales mix was 49.4% food and beverage sales and 50.6% entertainment and merchandise sales during the first six months of 2010 compared to 51.0% and 49.0%, respectively, in the first six months of 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of birthday party packages in the current year containing greater components of merchandise and game tokens as compared to the packages offered in the first six months of 2009, as well as increased token sales in the current year. The Company store sales mix during the first six months of 2010 is consistent with our recent historical trend of food and beverage sales versus entertainment and merchandise sales.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 1.0 percentage point to 22.7% during the first six months of 2010 from 21.7% in the first six months of 2009 primarily due to an increase in cheese prices. During the first six months of 2010, the average price per pound of cheese increased approximately $0.24, or 20%, compared to prices paid in the first six months of 2009. These increases were partially offset by a reduction in paper costs during the first six months of 2010.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.8 percentage points to 8.3% during the first six months of 2010 from 9.1% in the first six months of 2009. This decrease was primarily due to a specific birthday party promotion in the second quarter of 2009 which resulted in additional prize merchandise costs from increased ticket redemptions and margin pressure associated with the liquidation of certain prize inventory in the first quarter of 2009. Also in the first six months of 2009, we incurred additional costs associated with a new attraction that dispensed novelty photo cards.

Labor expense as a percentage of Company store sales increased 0.2 percentage points to 26.4% during the first six months of 2010 compared to 26.2% in the first six months of 2009 primarily due to higher worker's compensation claims and increased unemployment taxes and other benefits. Improved labor utilization of our hourly labor force offset a 3.7% increase in average hourly wage rates at our stores.

Depreciation and amortization expense related to our stores increased $1.5 million to $39.4 million during the first six months of 2010 compared to $38.0 million in the first six months of 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $1.3 million to $34.9 million during the first six months of 2010 compared to $33.6 million in the first six months of 2009 primarily due to an increase in our leased properties resulting from our expansions of existing stores and new store development.

Other store operating expenses as a percentage of Company store sales increased 0.3 percentage points to 14.3% during the first six months of 2010 compared to 14.0% in the first six months of 2009 primarily due to an increase in our self-insurance reserves in 2010 as compared to 2009, and the de-leveraging effect of a lower sales base on the fixed component of store operating expenses.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.2 percentage points to 4.1% during the first six months of 2010 from 4.3% in the first six months of 2009 primarily due to lower television media costs compared to the same period last year, timing variances in our advertising activities between the two periods attributed to the shift in our 2010 fiscal weeks and reductions in certain media expenditures during the first six months of 2010.

General and Administrative Expenses

General and administrative expenses decreased $1.1 million to $25.1 million during the first six months of 2010 from $26.3 million in the first six months of 2009 primarily due to higher stock-based compensation in the first six months of 2009 associated with an $0.8 million forfeiture estimate adjustment in the first quarter of 2009 and the effect of a net reduction in various corporate office overhead costs during the first six months of 2010 as compared to the same period in 2009.

Interest Expense

Interest expense decreased to $6.1 million during the first six months of 2010 compared to $6.2 million in the first six months of 2009 due to a decrease in interest expense incurred on our revolving credit facility primarily attributable to a decrease in the outstanding debt balance between the two periods. During the first six months of 2010, the average debt balance outstanding under our revolving credit facility was $320.2 million compared to $354.2 million during the first six months of 2009. This decrease was partially offset by interest charges of $0.7 million incurred pursuant to tax reserves established during the second quarter of 2010 exceeding amounts recognized in the first six months of 2009.

Income Taxes

Our effective income tax rate was 41.3% and 38.5% for the first six months of 2010 and 2009, respectively. The increase in our effective tax rate was primarily due to unfavorable discrete adjustments of $2.4 million we recorded to income tax expense during the second quarter of 2010 in connection with the current IRS examination of our 2006 and 2007 tax years, partially offset by the effect of favorable state and foreign tax adjustments.

Diluted Earnings Per Share

Diluted earnings per share decreased to $1.77 per share for the first six months of 2010 from $1.86 per share in the first six months of 2009 primarily due to a 10.2% decrease in our net income, partially offset by a 5.4% decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in diluted earnings per share between the two periods was impacted by our repurchase of approximately 2.7 million shares of our common stock since the beginning of the first quarter of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first six months of 2010 attributable solely to these repurchases benefited our earnings per share growth in the first six months of 2010 by approximately $0.13. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2009 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of the first quarter of 2009.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Six Months Ended
	July 4,	June 28,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$100,918	$91,628
Net cash used for investing activities	(47,114)	(33,126)
Net cash used for financing activities	(56,434)	(59,484)
Effect of foreign exchange rate changes on cash	(82)	(270)

Change in cash and cash equivalents	$(2,712)	$(1,252)

Interest paid	$5,198	$6,537
Income taxes paid, net	$17,984	$16,954

	July 4,	January 3,
	2010	2010
	(in thousands)

Cash and cash equivalents	$14,649	$17,361
Revolving credit facility borrowings	$331,400	$354,300
Available unused commitments under revolving credit facility	$207,941	$185,743

Cash Flows – Operating Activities

Net cash provided by operating activities increased $9.3  million to $100.9 million during the first six months of 2010 from $91.6 million in the first six months of 2009. The increase was primarily attributable to changes in the operating liabilities component of our working capital and the receipt of a $1.8 million franchise development fee during the first quarter of 2010 and a $1.7 million increase in the amount of vendor rebates received during the first six months of 2010 compared to the same period in 2009, partially offset by the effect of lower sales during the first six months of 2010.

Our cash interest payments decreased $1.3 million to $5.2 million during the first six months of 2010 from $6.5 million in the first six months of 2009 primarily due to a reduction in the average debt balance outstanding under our revolving credit facility between the two periods and payments of approximately $0.5 million we made in connection with various state tax settlements in the first six months of 2009 which did not recur in the first six months of 2010.

Our cash payments for income taxes, net of refunds received, increased $1.0 million to $18.0 million during the first six months of 2010 from $17.0 million in the first six months of 2009 primarily due to various states increasing the required amount of estimated payments due as of the second quarter of 2010 as compared to the second quarter of 2009.

Cash Flows – Investing Activities

Net cash used in investing activities increased $14.0 million to $47.1 million during the first six months of 2010 from $33.1 million in the first six months of 2009, primarily due to an increase in the number of capital spending initiatives for our existing stores which affected 113 stores during the first six months of 2010 compared to 68 stores during the same period in 2009 and cash payments associated with the acquisition of assets used in the operation of franchised store locations.

The following table summarizes information regarding the number of capital spending initiatives we completed during each of the periods presented:
	Six Months Ended
	July 4,	June 28,
	2010	2009

Existing Company-owned store initiatives:
Major remodels	6	4
Store expansions	10	9
Game enhancements	97	55
Total completed	113	68

Company-owned stores added	1	1

Cash Flows – Financing Activities

Net cash used in financing activities decreased $3.1 million to $56.4 million during the first six months of 2010 from $59.5 million in the first six months of 2009 primarily due to a $31.4 million reduction in net repayments on our revolving credit facility between the two periods, partially offset by an increase in our share repurchase activity and a decrease in proceeds obtained through the exercise of employee stock options. During the first six months of 2010, our repurchases of common stock increased $15.5 million to $35.6 million compared to $20.1 million during the same period last year. Also, during the first six months of 2010, cash proceeds obtained through the exercise of employee stock options decreased $10.1 million between the two periods attributed to a decline in the number of exercisable awards outstanding.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale, enabling us to monetize many of our inventory items before we have to pay our suppliers for such items. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $26.9 million at July 4, 2010 from $1.0 million at January 3, 2010 primarily due to variations in the timing and amount of payments for income taxes and collection of vendor rebates, combined with increases in our accrued expenses attributed to an unfavorable adjustment to our income tax liability during the second quarter of 2010.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of July 4, 2010, there were $331.4 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at LIBOR plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of July 4, 2010, borrowings under the credit facility incurred interest at LIBOR (0.35% - 0.51%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first six months of 2010, we reduced the outstanding debt balance under our revolving credit facility by $22.9 million to $331.4 million from $354.3 million as of January 3, 2010. Including the effect of our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 3.0% and 3.0% for the three months ended July 4, 2010 and June 28, 2009, respectively, and was 3.0% and 2.9% for the six months ended July 4, 2010 and June 28, 2009, respectively.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of July 4, 2010, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.29 to 1 and a consolidated leverage ratio of 1.82 to 1.

Interest Rate Swap

We have entered into an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% as of July 4, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

As of July 4, 2010, the estimated fair value of the swap contract was a liability of approximately $4.0 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for reinvestment into our existing Company-owned store base through various capital initiatives and the development or acquisition of additional Company stores. We estimate capital expenditures in 2010 will total approximately $100.0 million to $103.0 million, including approximately $67.0 million to $68.0 million related to capital initiatives for our existing stores, approximately $20.0 million related to new store development and the acquisition of franchise stores, and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

The following tables summarize information regarding the expected number of and estimated average cost for our projected capital expenditures activities during each of the periods presented:
		Projection for Remainder of	Projected Completions	Estimated
	Completed Through Second Quarter	Fiscal Year	Fiscal Year	Average Cost
	2010	2010	2010	Per Project
				(in millions)
Investment in existing Company-owned stores:
Major remodels	6	9	15	$0.6
Store expansions	10	22	32	$1.0
Game enhancements	97	113	210	$0.1 to $0.2
Total	113	144	257

New Company store development and franchise store acquisitions	1	8	9	$2.3 to $2.4

	Projected Completions	Actual Completions	Increase
	Fiscal Year	Fiscal Year	Over Prior
	2010	2009	Fiscal Year

Investment in existing Company-owned stores:
Major remodels	15	9	6
Store expansions	32	26	6
Game enhancements	210	125	85
Total	257	160	97

New Company store development and franchise store acquisitions	9	3	6

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

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. We expect the cost of opening such new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.  Also, from time to time we will consider acquiring existing franchise locations.

Share Repurchases

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the six months ended July 4, 2010, we repurchased 921,989 shares of our common stock at an aggregate purchase price of approximately $35.6 million, and as of July 4, 2010, approximately $183.2 million remained available for share repurchases under our repurchase authorization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of July 4, 2010, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2009.

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

Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. We believe that as of July 4, 2010 there has been no material change to the information concerning our critical accounting policies and estimates, with the exception of our estimate for gift card breakage discussed below.

We sell gift cards to our customers in our stores and through certain third party distributors which do not expire or incur a service fee on unused balances. Gift card sales are recorded as an unearned gift card revenue liability when sold and are recognized as revenue when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards. During the second quarter of 2010, we concluded that we had sufficient historical transaction data to estimate breakage for gift cards we have been selling in our stores and through certain third-party distributors, and based on our analysis we recorded a cumulative gift card breakage adjustment of $0.6 million. Breakage income from gift cards is included in “Food and beverage sales.”

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at July 4, 2010 had borrowings outstanding of $331.4 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $181.4 million of variable rate debt as of July 4, 2010. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at July 4, 2010, assuming no change in our outstanding debt balance, would increase our annual interest expense by approximately $1.8 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.14 as of July 4, 2010) would have been approximately $0.5 million for the first six months of 2010. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of July 4, 2010) would have been approximately $0.3 million for the first six months of 2010.

Foreign Currency Risk

As of July 4, 2010, we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first six months of 2010, our Canada stores represented approximately 0.5% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first six months of 2010 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Controller (who is our Principal Financial Officer), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Controller, has concluded that our disclosure controls and procedures were effective as of July 4, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.

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

The following table presents information related to repurchases of our common stock during the second quarter of 2010 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

April 5 – May 2, 2010	83	$39.31	-	$201,842,997
May 3 – May 30, 2010	371,949	$39.88	371,872	$187,012,901
May 31 – July 4, 2010	96,373	$39.57	96,258	$183,203,790
Total	468,405	$39.82	468,130	$183,203,790

(1)
For the periods ended May 2, May 30 and July 4, 2010, the total number of shares purchased included 83 shares, 77 shares and 115 shares, respectively, tendered by employees at an average price per share of $39.31, $38.27 and $37.23, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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
CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan effective as of May 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.2* §	CEC Entertainment, Inc. Second Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 4, 2010

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Controller (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Controller (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§	Management contract or compensatory plan, contract or arrangement.
†
Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

August 5, 2010	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2010		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer and Principal Financial Officer)

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
CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan effective as of May 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.2* §	CEC Entertainment, Inc. Second Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 4, 2010

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Controller (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Controller (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§	Management contract or compensatory plan, contract or arrangement.
†
Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.