Form 10-Q
period 2010-10-03
CEC ENTERTAINMENT INC
filed 2010-11-04
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission File Number: 001-13687
______________________

CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
_______________________

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

(972) 258-8507
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________

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

As of October 25, 2010, an aggregate of 20,539,333 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	October 3,	January 3,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$18,733	$17,361
Accounts receivable	14,419	27,031
Inventories	17,368	18,016
Prepaid expenses	15,618	13,915
Deferred tax asset	3,392	3,392
Total current assets	69,530	79,715

Property and equipment, net	669,856	662,747
Other noncurrent assets	6,673	1,804
Total assets	$746,059	$744,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$935	$881
Accounts payable	35,146	32,754
Accrued expenses	38,111	33,927
Unearned revenues	8,637	7,641
Accrued interest	1,869	1,077
Derivative instrument liability	3,181	4,459
Total current liabilities	87,879	80,739

Capital lease obligations, less current portion	9,938	10,629
Revolving credit facility borrowings	356,500	354,300
Deferred rent liability	50,440	48,758
Deferred landlord contributions	27,511	28,220
Deferred tax liability	33,246	33,690
Accrued insurance	12,510	12,068
Derivative instrument liability	-	1,154
Other noncurrent liabilities	6,985	6,795
Total liabilities	585,009	576,353

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,401,172 and 61,120,018 shares issued, respectively	6,140	6,112
Capital in excess of par value	433,204	425,717
Retained earnings	753,635	702,414
Accumulated other comprehensive income	2,982	1,140
Less treasury stock, at cost; 40,861,839 and 38,944,354 shares, respectively	(1,034,911)	(967,470)
Total stockholders’ equity	161,050	167,913
Total liabilities and stockholders’ equity	$746,059	$744,266

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
REVENUES
Food and beverage sales	$99,452	$95,060	$309,532	$314,662
Entertainment and merchandise sales	106,747	101,860	321,996	313,117

Company store sales	206,199	196,920	631,528	627,779
Franchise fees and royalties	945	898	2,929	2,967

Total revenues	207,144	197,818	634,457	630,746

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	22,143	21,868	69,729	69,626
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,906	8,947	26,692	28,071
Cost of food, beverage, entertainment and merchandise	31,049	30,815	96,421	97,697

Labor expenses	55,740	54,593	168,112	167,538
Depreciation and amortization	19,903	19,232	59,345	57,186
Rent expense	17,719	17,010	52,645	50,643
Other store operating expenses	36,025	32,226	96,757	92,635
Total company store operating costs	160,436	153,876	473,280	465,699

Advertising expense	9,870	9,179	27,292	27,860
General and administrative expenses	12,176	11,328	37,297	37,583
Asset impairments	936	-	936	-
Total operating costs and expenses	183,418	174,383	538,805	531,142
Operating income	23,726	23,435	95,652	99,604

Interest expense	2,951	2,769	9,063	8,938
Income before income taxes	20,775	20,666	86,589	90,666

Income taxes	8,194	7,955	35,368	34,909
Net income	$12,581	$12,711	$51,221	$55,757

Earnings per share:
Basic	$0.60	$0.55	$2.38	$2.43
Diluted	$0.60	$0.55	$2.38	$2.42

Weighted average common shares outstanding:
Basic	20,844	22,971	21,488	22,949
Diluted	20,877	23,021	21,525	23,080

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended October 3, 2010
(Unaudited)
(in thousands, except share information)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total

Balance at January 4, 2010	61,120,018	$6,112	$425,717	$702,414	$1,140	38,944,354	$(967,470)	$167,913
Net income	-	-	-	51,221	-	-	-	51,221
Change in fair value of cash flow hedge, net of income taxes of $(489)	-	-	-	-	(802)	-	-	(802)
Hedging loss realized in earnings, net of income taxes of $1,411	-	-	-	-	2,312	-	-	2,312
Foreign currency translation adjustments, net of income taxes of $54	-	-	-	-	332	-	-	332
Comprehensive income								53,063

Stock-based compensation costs	-	-	5,654	-	-	-	-	5,654
Stock options exercised	147,957	15	4,722	-	-	-	-	4,737
Restricted stock issued, net of forfeitures	192,428	19	(19)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(722)	-	-	-	-	(722)
Restricted stock returned for taxes	(78,123)	(8)	(2,749)	-	-	-	-	(2,757)
Common stock issued under 401(k) plan	18,892	2	601	-	-	-	-	603
Purchases of treasury stock	-	-	-	-	-	1,917,485	(67,441)	(67,441)
Balance at October 3, 2010	61,401,172	$6,140	$433,204	$753,635	$2,982	40,861,839	$(1,034,911)	$161,050

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,221	$55,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,013	57,859
Deferred income taxes	(2,220)	8,628
Stock-based compensation expense	5,511	5,974
Amortization of landlord contributions	(1,532)	(1,506)
Amortization of deferred debt financing costs	211	211
Loss on asset disposals, net	3,106	2,128
Other adjustments	15	(8)
Changes in operating assets and liabilities:
Accounts receivable	6,949	13,803
Inventories	694	(2,138)
Prepaid expenses	(1,677)	(3,455)
Accounts payable	3,840	(5,910)
Accrued expenses	1,972	1,110
Unearned revenues	993	(1,029)
Accrued interest	724	(2,022)
Income taxes payable	5,547	(2,373)
Deferred rent liability	1,646	991
Deferred landlord contributions	777	(589)
Net cash provided by operating activities	137,790	127,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,685)	(51,167)
Other investing activities	(2,451)	119
Net cash used in investing activities	(73,136)	(51,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	2,200	(62,250)
Payments on capital lease obligations	(654)	(602)
Exercise of stock options	4,737	18,282
Excess tax benefit realized from stock-based compensation	619	2,037
Payment of taxes for returned restricted shares	(2,757)	(1,364)
Treasury stock acquired	(67,441)	(33,571)
Net cash used in financing activities	(63,296)	(77,468)

Effect of foreign exchange rate changes on cash	14	(645)

Change in cash and cash equivalents	1,372	(1,730)

Cash and cash equivalents at beginning of period	17,361	17,769

Cash and cash equivalents at end of period	$18,733	$16,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,128	$9,231
Income taxes paid, net	$31,851	$18,845

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$6,339	$6,455
Common stock issued under 401(k) plan	$603	$577

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather as an offset to reported expenses. Our contributions to the Association Funds eliminate in consolidation. Contributions to the advertising and media funds from our franchisees reflected as offsets to reported advertising expenses were approximately $0.5 million each for the three months ended October 3, 2010 and September 27, 2009 and approximately $1.7 million each for the nine months ended October 3, 2010 and September 27, 2009.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of October 3, 2010 and for the three and nine month periods ended October 3, 2010 and September 27, 2009 are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at January 3, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 3, 2010.

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

2.   Inventories:

Inventories consisted of the following:

	October 3,	January 3,
	2010	2010
	(in thousands)

Food and beverage	$3,777	$4,934
Entertainment and merchandise	13,591	13,082
	$17,368	$18,016

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers and birthday party and other supplies needed for our entertainment operations.

3.   Revolving Credit Facility:

	October 3,	January 3,
	2010	2010
	(in thousands)

Revolving credit facility borrowings	$356,500	$354,300

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of October 3, 2010, there were $356.5 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of October 3, 2010, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.26% - 0.31%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% for the three months ended October 3, 2010 and September 27, 2009, and was 3.0% and 2.9% for the nine months ended October 3, 2010 and September 27, 2009, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to comply with financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0, as defined in the revolving credit facility agreement. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of October 3, 2010, we were in compliance with these covenants.

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

Cash Flow Hedge

We have entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at October 3, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

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

The following table summarizes the location and fair value of the derivative instrument in our unaudited Condensed Consolidated Balance Sheets:

		October 3,	January 3,
	Balance Sheet Location	2010	2010
Derivative designated as hedging instrument:		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$3,181	$5,613

(1)	As of October 3, 2010, the estimated fair value was recorded as a $3.2 million current liability.
(2)	As of January 3, 2010, the estimated fair value was comprised of a $4.5 million current liability and a $1.2 million noncurrent liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Derivative in cash flow hedging relationship:	(in thousands, excluding income tax effects)

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(408)	$(1,116)	$(1,291)	$(2,274)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(1,213)	$(1,159)	$(3,723)	$(2,814)

There were no ineffective gains or losses recognized during the three and nine months ended October 3, 2010 and September 27, 2009. We expect that approximately $2.0 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of October 3, 2010 will be realized in earnings as additional interest expense within the next 12 months.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   Derivative Instrument (continued):

Fair Value Measurement

Our interest rate swap contract is not traded on a public exchange. Therefore, its fair value is determined using the present value of expected future cash flows arising from the contract which approximates an amount to be received from or paid to a market participant for this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy. For more information regarding fair value measurements, refer to Note 1 “Fair Value Measurements” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

6.   Income Taxes:

Our liability for uncertain tax positions increased from $5.1 million as of January 3, 2010 to $7.9 million as of October 3, 2010, primarily in connection with the current Internal Revenue Service examination of our 2006 and 2007 tax years. In addition, we have recognized additional estimated interest expense of approximately $0.8 million related to these matters. Also, during the third quarter of 2010, we paid $0.6 million in connection with the settlement of a state tax audit.

7.   Asset Impairments:

During the third quarter of 2010, we recognized asset impairment charges of $0.9 million related to three stores we continue to operate due to the adverse impact of various economic factors in the markets in which the properties are located and resulting decline in the stores’ financial performance. Based on these factors, we determined that the stores’ forecasted cash flows were insufficient to recover the carrying amount of their long-lived assets. Asset impairments represent adjustments we recorded to write down the carrying amount of the property and equipment at these stores to their estimated fair value.

Fair Value Measurement

We estimate the fair value of a store’s long-lived assets by discounting the expected future cash flows of the store using a weighted average cost of capital over its remaining lease term. Our estimate of cash flows used to determine fair value is developed from the highest and best use of the store from the perspective of market participants, which may differ from the basis of our own internal expectations of the store’s future cash flows. Accordingly, the inputs to our fair value measurement of the stores we have recognized impairment charges for are classified within Level 3 of the fair value hierarchy. For more information regarding fair value measurements, refer to Note 1 “Fair Value Measurements” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.   Earnings Per Share:

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income	$12,581	$12,711	$51,221	$55,757

Denominator:
Basic weighted average common shares outstanding	20,844	22,971	21,488	22,949
Potential common shares for stock options and restricted stock	33	50	37	131
Diluted weighted average common shares outstanding	20,877	23,021	21,525	23,080

Earnings per share:
Basic	$0.60	$0.55	$2.38	$2.43
Diluted	$0.60	$0.55	$2.38	$2.42

Stock options to purchase 54,270 shares and 685,400 shares of common stock for the three months ended October 3, 2010 and September 27, 2009, respectively, and 119,267 shares and 705,080 shares for the nine months ended October 3, 2010 and September 27, 2009, respectively, were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

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

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(in thousands)

Total stock-based compensation cost	$1,906	$1,846	$5,654	$6,132
Portion capitalized as property and equipment(1)	(48)	(55)	(143)	(158)

Pre-tax stock-based compensation expense recognized(2)	$1,858	$1,791	$5,511	$5,974

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

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.   Stock-Based Compensation (continued):

As of October 3, 2010, there was $14.7 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.7 years. All previously granted and currently outstanding stock options are fully vested. As such there is no unrecognized stock-based compensation cost related to stock options.

10.   Stockholders’ Equity:

Stock Repurchase Program

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the nine months ended October 3, 2010, we repurchased 1,917,485 shares of our common stock at an aggregate purchase price of approximately $67.4 million under the repurchase program. As of October 3, 2010, approximately $151.3 million remained available for share repurchases under our repurchase authorization.

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

Stock Options

During the nine months ended October 3, 2010, 147,957 shares of common stock were issued from the exercise of stock options for cash proceeds of $4.7 million.

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended October 3, 2010 (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards, January 3, 2010	712,227	$27.68
Granted	241,392	$35.72
Vested	(257,867)	$29.23
Forfeited	(48,964)	$30.27
Unvested restricted stock awards, October 3, 2010	646,788	$29.87

During the nine months ended October 3, 2010, employees and non-employee directors tendered 78,123 shares of common stock to satisfy tax withholding requirements on the vesting of restricted stock at an average price per share of $35.20.

401(k) Plan Contribution

During the nine months ended October 3, 2010, we contributed 18,892 shares of our common stock at a cost of approximately $0.6 million to the CEC Entertainment 401(k) Plan in connection with our annual match of employee contributions for the 2009 plan year.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Our MD&A is presented in the following sections:
•	Executive Summary
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recently Issued Accounting Guidance

Executive Summary

•	Revenues increased 4.7% during the third quarter of 2010 compared to the same period in 2009.
-	Comparable store sales on a fiscal week basis increased 3.9%.
-	Comparable store sales on a same calendar week basis increased 3.8%.
-	Weighted average Company-owned store count increased by approximately four stores.
-	Menu prices increased on average 3.3%.

•
Company store operating costs as a percentage of Company store sales decreased 0.3 percentage points during the third quarter of 2010 primarily due to the effect of menu price increases, improved labor utilization and certain cost savings initiatives we implemented during the year. These factors were partially offset by an increase in the price of cheese, increases in our self-insurance costs and a charge incurred to transition to a new soft drink supplier.

•	During the third quarter of 2010, we recognized asset impairment charges of $0.9 million related to three of our stores.

•
Diluted earnings per share for the third quarter of 2010 increased 9.1% to $0.60 compared to $0.55 in the same period in 2009. Earnings per share benefited from our cumulative repurchase of 3,047,574 shares of our common stock since the beginning of the third quarter of 2009.

•	We repurchased approximately 1.0 million shares of our common stock during the third quarter of 2010 at an average price of $32.03 a share.

•	During the third quarter of 2010, we completed 44 capital initiatives, including three major remodels, nine expansions and 32 game enhancements.

•	We acquired two stores from a franchisee during the third quarter of 2010.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Number of Company-owned stores:
Beginning of period	498	496	497	495
New	1	-	1	1
Acquired from franchisees	2	-	3	-
Closed	(1)	(1)	(1)	(1)
End of period	500	495	500	495

Number of franchised stores:
Beginning of period	48	48	48	46
New	-	-	1	2
Acquired by the Company	(2)	-	(3)	-
Closed	-	-	-	-
End of period	46	48	46	48

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

As a result of the 53 week fiscal year in 2009 (see “–Fiscal Year” below), our 2010 fiscal year began one week later than our 2009 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales on a fiscal week basis compares the results of our fiscal periods ended October 3, 2010 and September 27, 2009. Comparable store sales for the three months ended October 3, 2010 on a calendar week basis compares the results for the period from July 5, 2010 through October 3, 2010 (weeks 27 through 39 of our 2010 fiscal year) to the results for the period from July 6, 2009 through October 4, 2009 (weeks 28 through 40 of our 2009 fiscal year). Comparable store sales for the nine months ended October 3, 2010 on a calendar week basis compares the results for the period from January 4, 2010 through October 3, 2010 (weeks 1 through 39 of our 2010 fiscal year) to the results for the period from January 5, 2009 through October 4, 2009 (weeks 2 through 40 of our 2009 fiscal year). We believe comparable store sales calculated on a same calendar week basis is more indicative of the health of our business.  However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

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

•	Labor expenses consist of salaries and wages, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization expenses that pertain directly to our store assets primarily consisting of leasehold improvements, game and ride equipment, furniture, fixtures and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
	(in thousands, except percentages)

Food and beverage sales	$99,452	48.2%	$95,060	48.3%	$309,532	49.0%	$314,662	50.1%
Entertainment and merchandise sales	106,747	51.8%	101,860	51.7%	321,996	51.0%	313,117	49.9%
Company store sales	$206,199	100.0%	$196,920	100.0%	$631,528	100.0%	$627,779	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
	(in thousands, except percentages)

Company store sales	$206,199	99.5%	$196,920	99.5%	$631,528	99.5%	$627,779	99.5%
Franchising activities	945	0.5%	898	0.5%	2,929	0.5%	2,967	0.5%
Total revenues	207,144	100.0%	197,818	100.0%	634,457	100.0%	630,746	100.0%
Company store operating costs:
Cost of food and beverage (1)	22,143	22.3%	21,868	23.0%	69,729	22.5%	69,626	22.1%
Cost of entertainment and merchandise (2)	8,906	8.3%	8,947	8.8%	26,692	8.3%	28,071	9.0%
Cost of food, beverage, entertainment and merchandise (3)	31,049	15.1%	30,815	15.6%	96,421	15.3%	97,697	15.6%

Labor expenses (3)	55,740	27.0%	54,593	27.7%	168,112	26.6%	167,538	26.7%
Depreciation and amortization (3)	19,903	9.7%	19,232	9.8%	59,345	9.4%	57,186	9.1%
Rent expense (3)	17,719	8.6%	17,010	8.6%	52,645	8.3%	50,643	8.1%
Other store operating expenses (3)	36,025	17.5%	32,226	16.4%	96,757	15.3%	92,635	14.8%
Total Company store operating costs (3)	160,436	77.8%	153,876	78.1%	473,280	74.9%	465,699	74.2%

Advertising expense	9,870	4.8%	9,179	4.6%	27,292	4.3%	27,860	4.4%
General and administrative expenses	12,176	5.9%	11,328	5.7%	37,297	5.9%	37,583	6.0%
Asset impairments	936	0.5%	-	0.0%	936	0.1%	-	0.0%
Total operating costs and expenses	183,418	88.5%	174,383	88.2%	538,805	84.9%	531,142	84.2%

Operating income	23,726	11.5%	23,435	11.8%	95,652	15.1%	99,604	15.8%
Interest expense	2,951	1.4%	2,769	1.4%	9,063	1.4%	8,938	1.4%
Income before income taxes	$20,775	10.0%	$20,666	10.4%	$86,589	13.6%	$90,666	14.4%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.
Due to rounding, percentages presented in the table above may not add. The percentage amounts for the components of cost of food, beverage, entertainment and merchandise do not sum due to the fact that cost of food and beverage and cost of entertainment and merchandise are expressed as a percentage of related food and beverage and entertainment and merchandise sales, as opposed to total Company store sales.

Three Months Ended October 3, 2010 Compared to Three Months Ended September 27, 2009

Revenues

Company store sales increased 4.7% to $206.2 million during the third quarter of 2010 compared to $196.9 million in the third quarter of 2009 primarily due to a 3.9% increase in fiscal week comparable store sales and a weighted average net increase of approximately four Company-owned stores. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales increased 3.8%. Menu prices increased approximately 3.3% during the third quarter of 2010 as compared to the third quarter of 2009. The current economic environment continues to be challenging, however in addition to menu price increases, we believe our implementation of various strategies including the ongoing capital initiatives at our existing stores, expanded television advertising promoting value to the consumer, and our improved birthday party packages, which have increased our birthday party sales compared to the same period last year, helped us achieve a 3.8% growth in comparable store sales on a same calendar week basis during the third quarter of 2010.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales decreased 0.7 percentage points to 22.3% during the third quarter of 2010 compared to 23.0% in the third quarter of 2009 primarily due to menu price increases and the implementation of certain cost savings initiatives which have resulted in reductions in paper supplies and beverage costs, partially offset by higher cheese prices. During the third quarter of 2010, the average price per pound of cheese increased approximately $0.38, or 31%, compared to prices paid in the third quarter of 2009.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.5 percentage points to 8.3% during the third quarter of 2010 from 8.8% in the third quarter of 2009, primarily due to margin pressure in the third quarter of 2009 associated with incremental prize merchandise awarded to our guests from promotional in-store token distributions which did not occur in 2010, and higher costs incurred in the prior year associated with an attraction that dispensed novelty photo cards.

Labor expenses as a percentage of Company store sales decreased 0.7 percentage points to 27.0% during the third quarter of 2010 compared to 27.7% in the third quarter of 2009 primarily due to improved labor utilization of our hourly labor force during the third quarter of 2010 and leverage obtained from higher sales on the fixed component of our labor costs. Partially offsetting these factors were a 2.0% increase in average hourly wage rates at our stores and higher incentive compensation payable to our store employees primarily due to an increase in our store level financial performance during the third quarter of 2010.

Depreciation and amortization expense related to our stores increased $0.7 million to $19.9 million during the third quarter of 2010 compared to $19.2 million in the third quarter of 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $0.7 million to $17.7 million during the third quarter of 2010 compared to $17.0 million in the third quarter of 2009 primarily due to an increase in our leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 1.1 percentage points to 17.5% during the third quarter of 2010 compared to 16.4% in the third quarter of 2009 primarily due to higher insurance related costs and a charge incurred to transition soft drink suppliers. Insurance related costs were approximately $0.9 million, or approximately 0.4 percentage points, higher during the third quarter of 2010 compared to the same period in 2009 primarily due to an increase in our self-insurance reserves in the third quarter of 2010 due to the unfavorable development of certain general liability claims. Also during the third quarter of 2010, we incurred a charge of approximately $0.9 million to transition to a new soft drink supplier.

Advertising Expense

Advertising expense as a percentage of total revenues increased 0.2 percentage points to 4.8% during the third quarter of 2010 from 4.6% in the third quarter of 2009 primarily due to increased expenditures for local television advertising and online media associated with our expanded marketing activities during the third quarter of 2010. These increases were partially offset by the leveraging effect of higher sales during the third quarter of 2010.

General and Administrative Expenses

General and administrative expenses increased $0.8 million to $12.2 million during the third quarter of 2010 from $11.3 million in the third quarter of 2009 primarily due to a favorable $0.9 million adjustment to a tax penalty reserve recorded in the third quarter of 2009 resulting from the settlement of a federal income tax examination.

Asset Impairments

During the third quarter of 2010, we recognized asset impairment charges of $0.9 million for three of our stores based on the determination that they had been adversely impacted by various economic factors in the markets in which they are located. Due to a decline in the financial performance of these stores, management determined that the estimated fair value of the stores’ long-lived assets (determined from discounted expected operating cash flows of the store over its remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 7 “Asset Impairments” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense increased to $3.0 million during the third quarter of 2010 compared to $2.8 million in the third quarter of 2009 primarily due to interest charges incurred pursuant to additional tax reserves we had initially established during the second quarter of 2010 in connection with the current Internal Revenue Service (“IRS”) examination of prior tax years.

Income Taxes

Our effective income tax rate was 39.4% and 38.5% during the third quarter of 2010 and 2009, respectively. The increase in our effective tax rate was primarily due to various federal and state tax adjustments recorded during the third quarter of 2010, partially offset by the recognition of certain state enterprise zone tax credits.

Diluted Earnings Per Share

Diluted earnings per share increased to $0.60 per share for the third quarter of 2010 from $0.55 per share in the third quarter of 2009 primarily due to a 9.3% decrease in the number of weighted average diluted shares outstanding between the two periods, partially offset by a 1.0% decrease in our net income. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 3.0 million shares of our common stock since the beginning of the third quarter of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during the third quarter of 2010 attributable solely to these repurchases benefited our earnings per share in the third quarter of 2010 by approximately $0.04. Our estimate is based on the weighted average number of shares repurchased since the beginning of the third quarter of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the third quarter of 2009, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the third quarter of 2009.

Nine Months Ended October 3, 2010 Compared to Nine Months Ended September 27, 2009

Revenues

Company store sales increased 0.6% to $631.5 million during the first nine months of 2010 compared to $627.8 million in the first nine months of 2009 primarily due to a weighted average net increase of approximately three Company-owned stores during the first nine months of 2010, partially offset by a comparable store sales decrease on a fiscal week basis of 0.4%. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales grew 0.8%. The difference between fiscal week and calendar week comparable store sales is primarily attributable to the effect of an additional operating week in our 2009 fiscal year which caused the seasonally strong first week of the 2010 calendar year to shift into the fourth quarter of 2009. Menu prices increased approximately 2.4% during the first nine months of 2010 as compared to the first nine months of 2009.

While we increased our same calendar week comparable store sales during the first nine months of 2010 by 0.8%, we believe this moderate growth reflects the difficult economic environment in which we have operated throughout the year. In addition to menu price increases, we believe our implementation of various strategies including, the ongoing capital initiatives at our existing stores, expanded television advertising promoting value to the consumer and our improved birthday party packages, which have increased our birthday party sales compared to the same period last year, led to the positive growth in our same calendar week comparable store sales for the year.

Our sales for the first nine months of 2010 also includes a $0.6 million adjustment we recorded in food and beverage sales during the second quarter of 2010 for the initial recognition of breakage income related to unredeemed gift card balances. The recognition of initial breakage income during the first nine months of 2010 is not included in either the fiscal week or calendar week comparable store sales figures. Refer to “Critical Accounting Policies and Estimates” of our MD&A for more information regarding our initial recognition of gift card breakage income.

Our Company store sales mix was 49.0% food and beverage sales and 51.0% entertainment and merchandise sales during the first nine months of 2010 compared to 50.1% and 49.9%, respectively, in the first nine months of 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of increased birthday party packages that contained greater components of merchandise and game tokens as compared to the packages offered in the first nine months of 2009, as well as increased token sales in the current year.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 0.4 percentage points to 22.5% during the first nine months of 2010 from 22.1% in the first nine months of 2009 primarily due to an increase in cheese prices. During the first nine months of 2010, the average price per pound of cheese increased approximately $0.29, or 24%, compared to prices paid in the first nine months of 2009. This increase was partially offset by menu price increases and the implementation of certain cost savings initiatives which have resulted in reductions in paper supplies and beverage costs during the first nine months of 2010.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.7 percentage points to 8.3% during the first nine months of 2010 from 9.0% in the first nine months of 2009. This decrease is primarily due to margin pressure associated with incremental prize merchandise awarded to our guests in the first nine months of 2009 from promotional in-store token distributions which did not occur in 2010, as well as, from the liquidation of certain prize inventory in the first quarter of 2009. Additionally, higher costs were incurred in the first nine months of 2009 associated with an attraction that dispensed novelty photo cards.

Labor expenses as a percentage of Company store sales decreased 0.1 percentage point to 26.6% during the first nine months of 2010 compared to 26.7% in the first nine months of 2009 primarily due to improved labor utilization of our hourly labor force during the first nine months of 2010 and leverage obtained from higher sales on the fixed component of our labor costs. Partially offsetting these factors were a 3.1% increase in average hourly wage rates at our stores, higher incentive compensation payable to our store employees primarily due to an increase in our store level financial performance during 2010 and increased unemployment taxes and other benefits.

Depreciation and amortization expense related to our stores increased $2.2 million to $59.3 million during the first nine months of 2010 compared to $57.2 million in the first nine months of 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $2.0 million to $52.6 million during the first nine months of 2010 compared to $50.6 million in the first nine months of 2009 primarily due to an increase in our leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.5 percentage points to 15.3% during the first nine months of 2010 compared to 14.8% in the first nine months of 2009 primarily due to higher insurance related costs and a charge incurred to transition soft drink suppliers. Insurance related costs were approximately $2.0 million, or 0.3 percentage points, higher during the first nine months of 2010 compared to the same period in 2009 primarily due to the unfavorable development of certain general liability claims. Additionally, during the third quarter of 2010, we incurred a charge of approximately $0.9 million to transition to a new soft drink supplier.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.1 percentage points to 4.3% during the first nine months of 2010 from 4.4% in the first nine months of 2009 primarily due to lower television media costs compared to the same period last year and reductions in certain media expenditures during the first nine months of 2010. These decreases were partially offset by additional local television advertising during the first nine months of 2010.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million to $37.3 million during the first nine months of 2010 from $37.6 million in the first nine months of 2009 primarily due to the effect of a net reduction in various corporate office overhead costs during the first nine months of 2010 as compared to the same period in 2009, partially offset by a favorable $0.9 million adjustment to a tax penalty reserve we recorded during the third quarter of 2009 resulting from the settlement of a federal income tax examination.

Asset Impairments

During the third quarter of 2010, we recognized asset impairment charges of $0.9 million for three of our stores based on the determination that they had been adversely impacted by various economic factors in the markets in which they are located. Due to a decline in the financial performance of these stores, management determined that the estimated fair value of the stores’ long-lived assets (determined from discounted expected operating cash flows of the store over its remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 7 “Asset Impairments” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense increased to $9.1 million during the first nine months of 2010 compared to $8.9 million in the first nine months of 2009 due to interest charges incurred pursuant to additional tax reserves established in connection with the current IRS examination of prior tax years in excess of amounts recognized in the first nine months of 2009. This increase was partially offset by a decrease in interest expense incurred on our revolving credit facility which was primarily attributable to a decrease in the average debt balance outstanding between the two periods. During the first nine months of 2010, the average debt balance outstanding under our revolving credit facility was $325.2 million compared to $347.5 million during the first nine months of 2009.

Income Taxes

Our effective income tax rate increased to 40.8% during the first nine months of 2010 compared to 38.5% for the first nine months of 2009, primarily due to unfavorable discrete adjustments of approximately $2.4 million we recorded to income tax expense during the second quarter of 2010 in connection with the current IRS examination of our 2006 and 2007 tax years.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.38 per share for the first nine months of 2010 from $2.42 per share in the first nine months of 2009 primarily due to a 8.1% decrease in our net income, partially offset by a 6.7% decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in diluted earnings per share between the two periods was impacted by our repurchase of approximately 3.7 million shares of our common stock since the beginning of the first quarter of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first nine months of 2010 attributable solely to these repurchases benefited our earnings per share in the first nine months of 2010 by approximately $0.16. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2009 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of the first quarter of 2009.

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

Our customers pay for their purchases in cash or credit cards at the time of the sale. Rapid inventory turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due. As a result, we are able to frequently operate with a working capital deficit, and we can do so without incurring significant short-term or long-term borrowings.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Nine Months Ended
	October 3,	September 27,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$137,790	$127,431
Net cash used for investing activities	(73,136)	(51,048)
Net cash used for financing activities	(63,296)	(77,468)
Effect of foreign exchange rate changes on cash	14	(645)
Change in cash and cash equivalents	$1,372	$(1,730)

Interest paid	$8,128	$9,231
Income taxes paid, net	$31,851	$18,845

	October 3,	January 3,
	2010	2010
	(in thousands)

Cash and cash equivalents	$18,733	$17,361
Revolving credit facility borrowings	$356,500	$354,300
Available unused commitments under revolving credit facility	$182,841	$185,743

Cash Flows – Operating Activities

Net cash provided by operating activities increased $10.4 million to $137.8 million during the first nine months of 2010 from $127.4 million in the first nine months of 2009. The increase was primarily attributable to the increase in our Company store sales, the receipt of a $1.8 million franchise development fee during the first quarter of 2010 and a $1.1 million increase in the amount of vendor rebates received during the first nine months of 2010 compared to the same period in 2009.

Our cash interest payments decreased $1.1 million to $8.1 million during the first nine months of 2010 from $9.2 million in the first nine months of 2009 primarily due to a reduction in the average debt balance outstanding under our revolving credit facility between the two periods.

Our cash payments for income taxes, net of refunds received, increased $13.0 million to $31.9 million during the first nine months of 2010 from $18.8 million in the first nine months of 2009 primarily due to the non recurrence of a $5.5 million refund of excess federal income taxes we received in the first quarter of 2009, combined with increases in our current year federal estimated and state tax payments during the first nine months of 2010. Also, during the third quarter of 2010, we paid $0.6 million in connection with the settlement of a state tax audit.

Cash Flows – Investing Activities

Net cash used in investing activities increased $22.1 million to $73.1 million during the first nine months of 2010 from $51.0 million in the first nine months of 2009, primarily due to an increase in the number of capital spending initiatives for our existing stores which affected 157 stores during the first nine months of 2010 compared to 107 stores during the same period in 2009 and cash payments associated with our acquisition of former franchised store locations during the first nine months of 2010.

The following table summarizes information regarding the number of capital spending initiatives we completed during each of the periods presented:
	Nine Months Ended
	October 3,	September 27,
	2010	2009

Existing Company-owned store initiatives:
Major remodels	9	6
Store expansions	19	15
Game enhancements	129	86
Total completed	157	107

Company-owned stores added (1)	4	1

(1)	Company-owned stores added during the nine months ended October 3, 2010 include three stores we acquired from franchisees.

Cash Flows – Financing Activities

Net cash used in financing activities decreased $14.2 million to $63.3 million during the first nine months of 2010 from $77.5 million in the first nine months of 2009 primarily due to a reduction in our net repayments on our revolving credit facility during the first nine months of 2010, partially offset by an increase in our share repurchase activity and a decrease in proceeds obtained through the exercise of employee stock options. During the first nine months of 2010, we increased the outstanding borrowings under our revolving credit facility by $2.2 million, compared to the same period in 2009 when we made repayments of $62.3 million. This increase in borrowings was primarily related to our share repurchases during 2010. During the first nine months of 2010, our repurchases of our common stock increased $33.9 million to $67.4 million compared to $33.6 million during the same period last year. Also, during the first nine months of 2010, cash proceeds received through the exercise of employee stock options decreased $13.5 million compared to the same period in 2009 due to a decline in the number of exercisable awards outstanding.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale, enabling us to monetize many of our inventory items before we have to pay suppliers for such items. We attempt to maintain only sufficient inventory of supplies in our stores to satisfy current operational needs. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $18.3 million at October 3, 2010 from $1.0 million at January 3, 2010 primarily due to variations in the timing and amount of payments for accounts payable, income taxes and vendor rebate collection, combined with an increase in our accrued expenses attributed to an unfavorable adjustment to our income tax liability during the second quarter of 2010.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of October 3, 2010, there were $356.5 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of October 3, 2010, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.26% - 0.31%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first nine months of 2010, we increased the outstanding debt balance under our revolving credit facility by $2.2 million to $356.5 million from $354.3 million as of January 3, 2010. Including the effect of our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9% for the three months ended October 3, 2010 and September 27, 2009, and was 3.0% and 2.9% for the nine months ended October 3, 2010 and September 27, 2009, respectively.

Our revolving credit facility agreement contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and certain working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of October 3, 2010, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.29 to 1 and a consolidated leverage ratio of 1.92 to 1.

Interest Rate Swap

We have entered into an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% as of October 3, 2010. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

As of October 3, 2010, the estimated fair value of the swap contract was a liability of approximately $3.2 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Capital Expenditures

Our future capital expenditures are expected to be primarily for reinvestment into our existing Company-owned store base through various capital initiatives and the development or acquisition of additional Company stores. We estimate capital expenditures in 2010 will total approximately $103.0 million to $105.0 million, including approximately $64.0 million related to capital initiatives for our existing stores, approximately $23.0 million to $25.0 million related to new store development and the acquisition of franchise stores, and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

The following tables summarize information regarding the expected number of and estimated average cost for our projected capital expenditures activities during each of the periods presented:

	Completed Through	Projection for Remainder of	Projected Completions	Estimated
	Third Quarter	Fiscal Year	Fiscal Year	Average Cost
	2010	2010	2010	Per Project
				(in millions)
Investment in existing Company-owned stores:
Major remodels	9	6	15	$0.6
Store expansions	19	10	29	$1.0
Game enhancements	129	67	196	$0.1 to $0.2
Total	157	83	240

New Company store development and franchise store acquisitions	4	6 to 8	10 to 12	$2.1 to $2.2

	Projected Completions	Actual Completions	Increase
	Fiscal Year	Fiscal Year	Over Prior
	2010	2009	Fiscal Year

Investment in existing Company-owned stores:
Major remodels	15	9	6
Store expansions	29	26	3
Game enhancements	196	125	71
Total	240	160	80

New Company store development and franchise store acquisitions	10 to 12	3	7 to 9

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

New Company store development. Our plan for new store development is typically focused on opening high sales volume stores in densely populated areas and during fiscal 2010 includes our acquisition of certain existing franchise locations. We expect the cost of opening new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. During fiscal 2010, we estimate that we will add 10 to 12 Company-owned stores including one relocated store and three to five stores acquired from our franchisees.

Share Repurchases

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the nine months ended October 3, 2010, we repurchased 1,917,485 shares of our common stock at an aggregate purchase price of approximately $67.4 million, and as of October 3, 2010, approximately $151.3 million remained available for share repurchases under our repurchase authorization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of October 3, 2010, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2009.

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

Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. We believe that as of October 3, 2010 there has been no material change to the information concerning our critical accounting policies and estimates, with the exception of our estimate for gift card breakage discussed below.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving line of credit, which at October 3, 2010 had borrowings outstanding of $356.5 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $206.5 million of variable rate debt as of October 3, 2010. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving line of credit at October 3, 2010, assuming no change in our outstanding debt balance, would increase our annual interest expense by approximately $2.1 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.15 as of October 3, 2010) would have been approximately $0.8 million for the first nine months of 2010. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of October 3, 2010) would have been approximately $0.4 million for the first nine months of 2010.

Foreign Currency Risk

As of October 3, 2010, we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During the first nine months of 2010, our Canada stores represented approximately 0.6% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first nine months of 2010 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 3, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The following table presents information related to repurchases of our common stock during the third quarter of 2010 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

July 5 - August 1, 2010	396	$35.73	-	$183,204,441
August 2 - August 29, 2010	633,407	$31.63	633,391	$163,168,688
August 30 - October 3, 2010	362,105	$32.73	362,105	$151,318,128
Total	995,908	$32.03	995,496	$151,318,128

(1)
For the periods ended August 1 and August 29, 2010, the total number of shares purchased included 396 shares and 16 shares, respectively, tendered by employees and non-employee directors at an average price per share of $35.73 and $35.25, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees and non-employee directors to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
§	Management contract or compensatory plan, contract or arrangement.
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

CEC ENTERTAINMENT, INC.

November 4, 2010	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2010		/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 4, 2010		/s/ Darin E. Harper
Darin E. Harper
Vice President, Controller
(Principal Accounting Officer)