Form 10-K
period 2011-01-02
CEC ENTERTAINMENT INC
filed 2011-02-24
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission File Number: 001-13687
_____________________________

CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
_____________________________

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
_____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $619,220,655. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been assumed to be affiliates).

As of February 14, 2011, an aggregate of 20,325,514 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2011 annual meeting of stockholders, are incorporated by reference in Part III of this report.

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

Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Changes in consumer discretionary spending and general economic conditions;

•	Our ability to successfully implement our business development strategies;

•	Costs incurred in connection with our business development strategies;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Competition in both the restaurant and entertainment industries;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Loss of certain key personnel;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Continued existence or occurrence of certain public health issues;

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Adverse effects of local conditions, natural disasters and other events;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Government regulations, litigation, product liability claims and product recalls;

•	Disruptions of our information technology systems; and

•	Conditions in foreign markets.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART    I

ITEM 1.   Business.

General

Chuck E. Cheese’s® is a nationally recognized leader in family dining and entertainment. CEC Entertainment, Inc. was incorporated in the state of Kansas in 1980. We consider the family dining and entertainment center business to be our sole reportable operating segment.

Company Overview

We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the name “Chuck E. Cheese’s” in 48 states and seven foreign countries or territories. Chuck E. Cheese's stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill-oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

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

The first Chuck E. Cheese’s opened in 1977. Currently, we and our franchisees operate a total of 554 Chuck E. Cheese's stores located in 48 states and seven foreign countries or territories. As of January 2, 2011, we operated 507 Company-owned Chuck E. Cheese’s stores located in 44 states and Canada and our franchisees operated a total of 47 stores located in 15 states, Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.  See Item 2. “Properties” for more information regarding the number and location of Chuck E. Cheese’s stores.

Business Development Strategy

Our business development strategy is focused on maintaining and evolving our existing stores, developing high sales volume Company-owned stores primarily in densely populated areas, and selling development rights to franchisees in domestic and international markets where we do not currently intend to open Company-owned stores.

Existing Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe our capital initiatives involving major remodels and game enhancements serve more to preserve our existing sales base and cash flows over the long term.

Game enhancements include replacing a portion of the store’s games and rides with new and, to a lesser extent, refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements enable us to introduce improvements in game and ride technology. We completed 180 game enhancements in 2010. We currently expect to enhance the games and rides at approximately 140 to 150 stores in fiscal 2011 at an average cost of approximately $0.1 million to $0.2 million per store.

We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increasing the number of games and rides and developing a new interior identity. We completed 15 major remodel initiatives in 2010. We currently expect to complete approximately 15 to 20 major remodels in fiscal 2011 at an average cost of approximately $0.6 million per store.

We believe store expansions improve the quality of the guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and result in an increase in the store’s seat count. We completed 28 store expansions in 2010. We currently expect to complete approximately 30 to 35 store expansions in fiscal 2011 at an average cost of approximately $1.0 million per store.

New Company Store Development. Our plan for the development of new Company-owned stores primarily focuses on opening high sales volume stores in densely populated areas. During 2010, we opened seven new Company-owned stores, including two relocated stores. The new stores we have opened over the past two years have an average square footage of approximately 15,000 to 16,000 square feet and generate average annual sales of approximately $2.0 million per store. In addition to the new stores we opened during 2010, we also acquired five existing store locations from franchisees. We currently expect to open approximately six new

Company-owned stores, including three relocations, in fiscal 2011 at an average cost of approximately $2.7 million to $2.8 million per store.

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

New Domestic Franchise Store Development. We added one new domestic franchise store in 2010. Currently, our domestic franchisees have rights to develop an additional 11 stores. Under our domestic agreements, we expect to open approximately two domestic franchise stores in fiscal 2011. We are currently offering franchise development rights in approximately 15 domestic markets.

International Growth. We believe that we have an opportunity to further expand the Chuck E. Cheese’s concept globally. We have formalized a strategic plan for international growth and are actively seeking franchise partners in key Latin American countries including Argentina, Brazil, Columbia, Costa Rica, Mexico, Panama, Peru and Puerto Rico. In 2010, our international franchisees opened a new store in each Guam, Chile and Saudi Arabia. Under our international agreements, we expect to open approximately four international franchise stores in fiscal 2011.

Store Design

Chuck E. Cheese's are typically located in shopping centers or in free-standing buildings near shopping centers.  Chuck E. Cheese’s stores are typically divided into three areas: (1) a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.), (2) a showroom area, and (3) a playroom area. Total table and chair seating in both the showroom and playroom areas generally average between 325 to 425 guests per store. The showroom area of each Chuck E. Cheese's typically features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, arranged in various stage-type settings. The playroom area features a variety of arcade-style and skill-oriented games, video games, rides and other forms of entertainment.

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

Approximately 49.0%, 49.9% and 50.6% of our Company store sales were derived from food and beverage sales during fiscal years 2010, 2009 and 2008, respectively.

Entertainment and Merchandise

Each Chuck E. Cheese’s store includes a showroom area featuring musical entertainment presented by robotic and animated characters and playroom area offering arcade-style and skill-oriented games, rides, video games and other forms of entertainment. Tokens are used to activate the games and rides in the playroom area. All of our games and rides are activated with one token. A number of skill-oriented games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly. Also included in the playroom area of our stores are tubes and tunnels suspended from or reaching to the ceiling known as SkyTubes® or other free attractions for young children. We place a limited amount of table and chair seating in the playroom areas of our Company-owned store so that parents can more closely observe and interact with their children as they play the games and ride the rides.

Approximately 51.0%, 50.1% and 49.4% of our Company store sales were derived from entertainment and merchandise sales during fiscal years 2010, 2009 and 2008, respectively.

Marketing

The primary customer base for our stores consists of families with children between two and 12 years of age.  We conduct advertising campaigns focused on families with young children that feature the family entertainment experiences available at Chuck E. Cheese's with the primary objective of increasing the frequency of customer visits. The primary advertising medium we use continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the Chuck E. Cheese's experience.  The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies that target a similar customer base, our website, Internet advertising campaigns and e-mail.

Franchising

As of January 2, 2011, a total of 47 Chuck E. Cheese's stores were operated by our franchisees. Of these stores, 36 are located domestically in the United States and eleven are located internationally in Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.

Our standard domestic franchise agreement grants to the franchisee the right to construct and operate a store and use the associated trade names, trademarks and service marks within the standards and guidelines established by us. Most of our existing franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. The standard agreement provides us with a right of first refusal should a franchisee decide to sell a store. We may enter into area development agreements which grant franchisees exclusive rights to open a specified number of stores in a designated geographic area within a specified period of time.

We and our franchisees created the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s. Routine business matters of the Association are conducted by a board of directors of the Association, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council, which among other responsibilities, oversees expenditures from the funds established and managed by the Association. These funds include (1) the Advertising Fund, a fund that pays the costs of development, purchasing and placement of advertising programs, including Internet website, (2) the Entertainment Fund, a fund established to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts and (3) the Media Fund, a fund primarily designated for the purchase of national network television advertising. The Association is included in our consolidated financial statements.

In addition to an initial franchise fee and a continuing monthly royalty fee equal to 3.8% of gross sales, the franchise agreements governing existing franchised Chuck E. Cheese's in the United States currently require each franchisee to pay to the Association a monthly contribution of 3.4% of gross sales. Additionally, under these franchise agreements, we are required, with respect to Company-owned stores, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees. We and our franchisees could be required to make additional contributions to fund any deficits that may be incurred by the Association.

Approximately 0.5% of our total revenues were derived from royalties, franchise and area development fees and other miscellaneous franchise income during fiscal years 2010, 2009 and 2008.

Foreign Operations

As of January 2, 2011, we operated a total of 14 Company-owned stores in Canada. During fiscal years 2010, 2009 and 2008, our Canada stores generated total revenues of approximately $21.8 million, $20.8 million and $22.8 million, respectively, representing approximately 2.7%, 2.5% and 2.8% of our total revenues in each respective fiscal year. As of January 2, 2011, we had approximately $20.4 million, or approximately 3.0%, of our long-lived assets located in Canada.

Additionally, as of January 2, 2011, our international franchisees operated a total of eleven stores located in Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The total revenues derived from our international franchisees are not material in relation to our total revenues.

These foreign activities are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See Item 1A. “Risk Factors” for more information regarding the risks associated with our operations located in foreign markets. As of January 2, 2011, we do not believe that we are materially dependent on these foreign operations.

Competition

The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (1) our name recognition; (2) the price, quality, variety, and perceived value of our food and entertainment offerings; (3) the quality of our customer service, and (4) the convenience and attractiveness of our facilities. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we may also compete directly and/or indirectly with other dining and entertainment formats including, full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, and themed amusement attractions.

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

Working Capital Practices

Information about our working capital practices is contained under the caption “Overview of Liquidity” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of January 2, 2011, we employed approximately 17,300 employees, including approximately 17,000 in the operation of our Company-owned stores and approximately 300 employed in our corporate office. None of our employees are members of any union or collective bargaining group.  We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.

Each Chuck E. Cheese's store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters, games and rides, and 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal and the number of people we employ at our stores will fluctuate throughout the year.

Available Information

Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062, and our telephone number is (972) 258-8507. We maintain a website at www.chuckecheese.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website (www.sec.gov)  that contains reports, proxy and information statements and other information regarding issuers, including us, that we file electronically with the SEC.

We make available, free of charge, on or through the investor information section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after electronic filing or furnishing of such material with the SEC. The address for our website is www.chuckecheese.com.

Documents available on our website include, among others, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the “Code of

Ethics”), (iv) Complaint and Reporting Procedures for Accounting and Auditing Matters, and (v) Charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board of Directors. These documents are also available in print, free of charge, to any stockholder who requests a copy from the Secretary, Meredith W. Bjorck, at 4441 W. Airport Freeway, Irving, Texas 75062. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our website.

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

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 166 Chuck E. Cheese’s stores are located in California, Texas and Florida (162 are company-owned and 4 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our financial results.

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

Our continued growth depends, to a significant degree, on our ability to successfully implement our long-term growth strategies.  As part of our long-term growth strategy, we plan to open additional new stores in selected markets, remodel and expand our existing stores and upgrade the games, rides and entertainment at our existing stores. The opening and success of new Chuck E. Cheese’s stores is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions.  Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof.  There can also be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis.  There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment.  Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept our business model.

Part of our growth strategy depends on our ability to attract new international franchisees to recently opened markets and the ability of these franchisees to open and operate new stores on a profitable basis. As we do not have a history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised stores could adversely affect our planned growth. Our new franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

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

We rely on insurance to mitigate our exposure to catastrophic losses we may sustain to our property, claims by our employees, customers or other third parties. Although we have historically obtained adequate levels of insurance coverage through well rated and capitalized firms, disruptions in the financial markets may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates in the future. Additionally, we are potentially at risk if our insurance carriers become insolvent. As a result, we could potentially be exposed to financial losses, which could adversely affect our results of operations.

We are dependent on the service of certain key personnel.

The success of our business is highly dependent upon the continued employment of Richard M. Frank, our Executive Chairman, Michael H. Magusiak, our President and Chief Executive Officer, and other members of our senior management team.  Although the Company has entered into employment agreements with each of Mr. Frank and Mr. Magusiak, they can voluntarily leave the Company at any time and the loss of the services of either of such individuals could have a material adverse effect upon our business and development. Our success will also depend upon our ability to retain and attract additional skilled management personnel to our senior management team and at our operational level.  There can be no assurances that we will be able to retain the services of Messrs. Frank or Magusiak, senior members of our management team or the required operational support at the store level in the future.

We may experience an increase in food, labor and other operating costs.

The performance of our stores is affected by changes in the costs for food products we purchase, including cheese, dough, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in demand, supply and other factors beyond our control. A material increase in our food costs could negatively affect our profit margins and adversely affect our financial results.

A significant number of our store-level employees are subject to various minimum wage requirements. Several states and cities in which we operate stores have established a minimum wage higher than the federally mandated minimum wage.  There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Changes in the minimum wage could increase our labor costs and may have an adverse effect on our profit margins and our financial results.

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

Our procurement of games and rides is dependent upon a few global providers.

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

We have experienced, and in the future could experience, quarterly variations in revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays and changing weather conditions. We typically generate higher sales volumes and profitability in the first and third quarters of each fiscal year compared to the second and fourth quarters. If there is a material decrease in the guest traffic in our stores during the first and third quarters of the year, our operating results will be adversely affected for that quarter and further, may have an adverse effect on our financial results for the fiscal year.

Our stores may be adversely affected by local conditions, natural disasters and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the first and third quarters of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornadoes, hurricanes and earthquakes may damage our stores or other operations which may adversely affect the financial results of the Company. Additionally, demographic shifts in the areas where our stores are located could adversely impact our sales and results of operations.

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

In addition to our stores in the United States, we currently own or franchise stores in Canada, Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia and the United Arab Emirates. We and our franchisees are subject to the regulatory and economic and political conditions of any foreign market in which we and our franchisees operate stores. Any change in the laws and regulations and economic and political stability of these foreign markets may adversely affect our financial results. Changes in foreign markets that may affect our financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, war, increased regulations and quotas, tariffs and other protectionist measures. Additionally, our long-term growth strategy includes expanding into additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.    Properties.

The following table summarizes information regarding the number and location of stores we and our franchisees operated as of January 2, 2011:

Domestic	Company - Owned Stores	Franchised Stores	Total

Alabama	7	1	8
Alaska	1	-	1
Arizona	2	7	9
Arkansas	6	-	6
California	77	4	81
Colorado	10	-	10
Connecticut	6	1	7
Delaware	2	-	2
Florida	25	-	25
Georgia	16	-	16
Hawaii	-	2	2
Idaho	1	-	1
Illinois	22	-	22
Indiana	14	-	14
Iowa	5	-	5
Kansas	4	-	4
Kentucky	5	-	5
Louisiana	9	1	10
Maine	1	-	1
Maryland	14	-	14
Massachusetts	11	-	11
Michigan	18	-	18
Minnesota	6	-	6
Mississippi	3	2	5
Missouri	8	-	8
Montana	-	1	1
Nebraska	2	-	2
Nevada	6	-	6
New Hampshire	2	-	2
New Jersey	14	-	14
New Mexico	3	-	3
New York	22	-	22
North Carolina	13	2	15
North Dakota	-	1	1
Ohio	19	1	20
Oklahoma	3	-	3
Oregon	1	3	4
Pennsylvania	23	-	23
Rhode Island	1	-	1
South Carolina	7	-	7
South Dakota	2	-	2
Tennessee	12	-	12
Texas	60	-	60
Utah	-	3	3
Virginia	11	4	15
Washington	9	3	12
West Virginia	1	-	1
Wisconsin	9	-	9

Total domestic	493	36	529
International

Canada	14	-	14
Chile	-	2	2
Guam	-	1	1
Guatemala	-	2	2
Puerto Rico	-	3	3
Saudi Arabia	-	2	2
United Arab Emirates	-	1	1

Total international	14	11	25

Total system	507	47	554

Company Store Leases

Of the 507 Company-owned Chuck E. Cheese's stores as of January 2, 2011, 59 occupy owned premises and 448 are leased.

The terms of our store leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of January 2, 2011, the current lease terms (i.e., before consideration of available renewal option periods) of our store leases will expire on various dates through 2028 and provide renewal options that expire at various dates through 2043, as described in the table below.

Current Lease Term to Expire	Number of Stores	Available Renewal Options Expiring Through
Month-to-month	6	--
2011	26	2013 to 2031
2012	39	2017 to 2032
2013	44	2016 to 2033
2014	53	2019 to 2034
2015	68	2020 to 2035
2016 through 2028	212	2021 to 2043

These leases generally require us to pay the cost of repairs, insurance and real estate taxes and, in some instances, may provide for additional rent equal to the amount by which a percentage of revenues exceed the minimum rent. It is common for us to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements.

Corporate Office and Warehouse Facilities

We lease a 76,556 square foot office building in Irving, Texas which serves as our corporate office and support services center. This lease expires in May 2015, with options to renew through May 2025.

We also lease a total of 146,142 square feet of warehouse space in Topeka, Kansas which primarily serves as storage and refurbishing facilities for our store fixtures and game equipment. The leases for this space expire in August and September 2013, respectively.

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

ITEM 4.    (Removed and Reserved).

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

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "CEC." The following table sets forth the highest and lowest sale price for our common stock during each quarterly period within the two most recent fiscal years, as reported on the New York Stock Exchange:
	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

1st Quarter	$38.56	$31.93	$27.50	$19.29
2nd Quarter	$41.79	$34.39	$34.77	$23.54
3rd Quarter	$37.38	$30.44	$34.53	$25.41
4th Quarter	$41.36	$32.51	$33.23	$24.69

As of February 14, 2011, there were an aggregate of 20,325,514 shares of our common stock outstanding and approximately 1,910 stockholders of record. The number of stockholders of record does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in “street name” with brokers, banks and other financial institutions.

Dividends and Issuer Purchases of Equity Securities

On February 22, 2011, our Board of Directors (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. Our first quarterly dividend of $0.20 per share will be paid on April 21, 2011 to shareholders of record on March 24, 2011. We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by the Board each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 6. Revolving Credit Facility” of our consolidated financial statements in this annual report on Form 10-K.

The following table presents information related to repurchases of our common stock during the fourth quarter of 2010 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 4 – October 31, 2010	190	$33.19	-	$151,318,128
November 1 – November 28, 2010	260,811	$38.13	260,700	$141,376,147
November 29, 2010 – January 2, 2011	6,330	$39.46	6,330	$141,126,355
Total	267,331	$38.16	267,030	$141,126,355
______________

 (1)For the periods ended October 31 and November 28, 2010, the total number of shares purchased included 190 shares and 111 shares, respectively, tendered by employees and non-employee directors at an average price per share of $33.19 and $35.75, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees and non-employee directors to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

Pursuant to our revolving credit facility agreement, there are restrictions on the amount of our repurchases of our common stock and cash dividends that we may pay on our common stock based on certain financial covenants and criteria. We currently plan to utilize our earnings to finance anticipated capital expenditures, reduce our outstanding debt, pay dividends and potentially repurchase our common stock. See the discussion of our revolving credit facility under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Debt Financing” and under Note 6. “Revolving Credit Facility” to our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.”

Stock Performance Graph

The graph below compares the annual change in the cumulative total stockholder return on our common stock over the last five fiscal years ended January 2, 2011, with the cumulative total return on the NYSE Composite Index and the S&P SmallCap 600 Restaurants Index. The comparison assumes an investment of $100 on January 1, 2006 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

	Jan. 1 2006	Dec. 31 2006	Dec. 30 2007	Dec. 28 2008	Jan. 3 2010	Jan. 2 2011

CEC Entertainment	$100.00	$118.24	$77.17	$68.89	$93.77	$114.07
NYSE Composite	$100.00	$120.47	$132.01	$76.60	$102.20	$115.87
S&P SmallCap 600 Restaurants	$100.00	$111.37	$81.58	$52.47	$76.13	$102.36

ITEM 6.  Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year(1)
	2010	2009	2008	2007	2006
	(in thousands, except per share and store number amounts)
Statement of Earnings Data:
Company store sales	$813,133	$814,563	$810,693	$781,665	$769,241
Franchise fees and royalties	4,115	3,783	3,816	3,657	3,312

Total revenues	817,248	818,346	814,509	785,322	772,553

Company store operating costs:
Cost of food, beverage, entertainment and merchandise (exclusive of items shown separately below)	124,882	128,245	131,416	126,413	121,808
Labor expenses	222,337	223,084	223,331	214,147	210,010
Depreciation and amortization	79,716	77,101	74,805	70,701	64,292
Rent expense	70,425	67,695	65,959	63,734	60,333
Other operating expenses	128,075	123,986	119,990	113,789	106,025

Total Company store operating costs	625,435	620,111	615,501	588,784	562,468
Advertising expense	35,282	36,641	34,736	30,651	32,253
General and administrative expenses	50,693	50,629	55,970	51,705	53,037
Asset impairments	936	-	282	9,638	3,910

Total operating costs and expenses	712,346	707,381	706,489	680,778	651,668

Operating income	104,902	110,965	108,020	104,544	120,885

Interest expense	12,142	12,017	17,389	13,170	9,508

Income before income taxes	92,760	98,948	90,631	91,374	111,377

Income taxes (2)	38,726	37,754	34,137	35,453	43,120

Net income	$54,034	$61,194	$56,494	$55,921	$68,257

Per Share Data: (3)
Earnings per share:
Basic	$2.55	$2.68	$2.37	$1.79	$2.08
Diluted (4)	$2.55	$2.67	$2.33	$1.75	$2.03

Weighted average common shares outstanding:
Basic	21,163	22,835	23,825	31,237	32,794
Diluted	21,204	22,933	24,199	31,970	33,623

Balance Sheet Data (end of year):
Cash and cash equivalents	$19,269	$17,361	$17,769	$18,373	$18,308
Total assets	778,029	744,266	747,440	737,893	704,185
Revolving credit facility borrowings	377,000	354,300	401,850	316,800	168,200
Total debt (5)	388,262	365,810	414,058	329,875	181,781
Stockholders’ equity	158,062	167,913	128,586	217,993	359,206

Number of Stores (end of year):
Company-owned	507	497	495	490	484
Franchised	47	48	46	44	45
	554	545	541	534	529
______________
(1)We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2009 was 53 weeks in length and all other fiscal years presented were 52 weeks.

(2)Income taxes in 2010 included net unfavorable adjustments of $3.0 million, which included $2.4 million we reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

(3)No cash dividends on common stock were declared in any of the years presented.

(4)We estimate that the additional 53rd operating week in our 2009 fiscal year benefited 2009 diluted earnings per share by approximately $0.17.

(5)Total debt includes our outstanding revolving credit facility borrowings and capital lease obligations.

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with generally accepted accounting principles ("GAAP").  From time to time in the course of financial presentations, earnings conference calls or otherwise, we may disclose certain non-GAAP financial measures such as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) presented below.

This non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA expressed as a percentage of total revenues for the periods shown:
	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except percentages)

Revenues	$817,248	$818,346	$814,509	$785,322	$772,553

Net income	$54,034	$61,194	$56,494	$55,921	$68,257
Add:
Income taxes	38,726	37,754	34,137	35,453	43,120
Interest expense	12,142	12,017	17,389	13,170	9,508
Depreciation and amortization	80,679	78,071	75,445	71,919	65,392

EBITDA	$185,581	$189,036	$183,465	$176,463	$186,277

EBITDA as a percent of revenues	22.7%	23.1%	22.5%	22.5%	24.1%

We define EBITDA, a non-GAAP financial measure, as net income before income taxes, interest expense and depreciation and amortization. EBITDA as defined herein may differ from similarly titled measures presented by other companies. We believe that EBITDA provides useful information to us, our investors and other interested parties about our operating performance, our capacity to incur and service debt, fund capital expenditures and other corporate uses. EBITDA as presented above, differs from the definition of consolidated EBITDA utilized in connection with the financial covenant ratios contained in our revolving credit facility agreement. See the discussion of our revolving credit facility under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Debt Financing.”

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

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2010, 2009 and 2008 are for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Our 2009 fiscal year consisted of 53 weeks and our 2010 and 2008 fiscal years each consisted of 52 weeks.

53rd Week Impact

Our 2009 fiscal year consisted of 53 weeks compared to 52 weeks in 2010 and 2008, resulting in one additional operating week in the fourth quarter of 2009. The favorable impact to total revenues from the additional operating week was approximately $19.5 million and our 2009 comparable store sales benefited 0.5%. We estimate that the additional operating week benefited 2009 diluted earnings per share approximately $0.17. This benefit was primarily due to the operating leverage obtained from the additional high sales volume 53rd week, particularly related to certain fixed costs, such as depreciation and amortization and rent, that are recognized on a monthly basis as opposed to incremental weekly amounts. We believe it is important to understand the impact that this additional high sales volume week had on our 2009 fiscal year results when analyzing year over year performance for both 2010 compared to 2009 and 2009 compared to 2008.

Executive Summary

•	Company store sales decreased 0.2% to $813.1 million during 2010 compared to $814.6 million in 2009.
-	Company store sales decline during 2010 was due to an additional operating week in 2009.
-	Comparable store sales on a same calendar week basis increased 1.5%.
-	Comparable store sales on a fiscal week basis increased 0.7%.
-	Weighted average Company-owned store count increased by approximately four stores.
-	Menu prices increased on average 2.6%.

•
Operating income as a percentage of total revenues decreased 0.8 percentage points to 12.8%, reflecting the deleveraging of margins due to the additional operating week in 2009, increases in other operating expenses and asset impairments, partially offset by lower cost of sales and advertising.

•
Our 2010 effective income tax rate included net unfavorable adjustments of $3.0 million, which included $2.4 million we reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an Internal Revenue Service (“IRS”) examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits. As a result, the 2010 effective tax rate increased to 41.7% during 2010 compared to 38.2% in 2009.

•
Diluted earnings per share decreased to $2.55 in 2010 compared to $2.67 in 2009. Fiscal year 2010 earnings per share benefited from our cumulative repurchase of approximately 4.0 million shares of our common stock since the beginning of 2009, including approximately 2.2 million shares repurchased during fiscal year 2010.

•	Outstanding borrowings under our revolving credit facility increased $22.7 million to $377.0 million, primarily due to our increase in share repurchases during 2010.

•	We completed 223 existing store capital initiatives, including 15 major remodels, 28 expansions and 180 game enhancements.

•	We opened 12 Company-owned store locations, including five stores acquired from franchisees and two stores we relocated.

•	Our franchisees opened four new stores, including three international store locations in Guam, Chile and Saudi Arabia.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and seven foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill-oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:
	Fiscal Year
	2010	2009	2008

Number of Company-owned stores:
Beginning of period	497	495	490
New (1)	7	3	5
Acquired from franchisees	5	-	2
Closed	(2)	(1)	(2)
End of period	507	497	495

Number of franchised stores:
Beginning of period	48	46	44
New	4	3	4
Acquired by the Company	(5)	-	(2)
Closed	-	(1)	-
End of period	47	48	46
______________
(1) The number of new Company-owned stores during 2010 and 2008 included two stores and one store, respectively, we relocated.

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or operated for at least 12 months for acquired stores (our “comparable store base”). Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

As a result of the 53 week fiscal year in 2009, our 2010 fiscal year began one week later than our 2009 fiscal year and excluded a seasonally high sales volume week. In order to provide useful information to investors to better analyze our business, we have provided  comparable store sales presented on both a fiscal week basis and calendar week basis (see “Fiscal Year 2010 Compared to Fiscal Year 2009” below). Comparable store sales on a fiscal week basis compares the results of our 2010 and 2009 fiscal years. Comparable store sales for the 2010 fiscal year on a calendar week basis compares the results for the period from January 4, 2010 through January 2, 2011 (weeks 1 through 52 of our 2010 fiscal year) to the results for the period from January 5, 2009 through January 3, 2010 (weeks 2 through 53 of our 2009 fiscal year). We believe comparable store sales calculated on a same calendar week basis is more indicative of the health of our business.  However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our consolidated financial statements.

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2010	2009	2008
	(in thousands, except store number amounts)

Average annual sales per comparable store (1)	$1,614	$1,632	$1,633
Number of stores included in our comparable store base	473	467	453
______________

(1)Average annual sales per comparable store have been calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over-year comparable store sales increases or decreases due to the change in comparable store base. Additionally, the average annual sales amount for 2009 includes the impact of an additional high sales volume 53rd week. Excluding the 53rd week in 2009, the average annual sales per comparable store was $1,593 (in thousands).

    Revenues. Our primary source of revenues is from sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens and merchandise. A portion of Company store sales comes from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“package deals”), which we promote through in-store menu pricing or coupon offerings. Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales as well as the portion of revenue that is allocated from package deals. Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game token sales as well as the portion of revenue that is allocated from package deals. This revenue caption also includes sales of merchandise at our stores. We allocate the revenue recognized from the sale of our package deals between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately or, in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

Franchise fees and royalties include royalties charged to franchisees based on a percentage of a franchised store’s sales, area development and initial franchise fees received from franchisees to establish new stores and other miscellaneous sales to franchisees.

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

•
Depreciation and amortization includes expenses that pertain directly to our store assets primarily consisting of leasehold improvements, game and ride equipment, furniture, fixtures and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding other occupancy costs (e.g., common area maintenance (“CAM”) charges, property taxes, etc.); and

•
Other store operating expenses include utilities, repair costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

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

Seasonality and variations in quarterly results. Our operating results fluctuate seasonally due to the timing of school vacations, holidays and changing weather conditions. As a result, we typically generate higher sales volumes during the first and third quarters of each fiscal year.  School operating schedules, holidays and weather conditions may affect sales volumes in some operating regions differently than others.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Results of Operations

Historical Results

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:
	Fiscal Year
	2010		2009		2008
	(in thousands, except percentages)

Food and beverage sales	$398,241	49.0%	$406,635	49.9%	$409,895	50.6%
Entertainment and merchandise sales	414,892	51.0%	407,928	50.1%	400,798	49.4%

Company store sales	$813,133	100.0%	$814,563	100.0%	$810,693	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:
	Fiscal Year
	2010		2009		2008
	(in thousands, except percentages)

Company store sales	$813,133	99.5%	$814,563	99.5%	$810,693	99.5%
Franchising fees and royalties	4,115	0.5%	3,783	0.5%	3,816	0.5%

Total revenues	$817,248	100.0%	$818,346	100.0%	$814,509	100.0%
Company store operating costs:
Cost of food and beverage (1)	90,649	22.8%	91,816	22.6%	96,891	23.6%
Cost of entertainment and merchandise (2)	34,233	8.3%	36,429	8.9%	34,525	8.6%

Cost of food, beverage, entertainment and merchandise (3)	124,882	15.4%	128,245	15.7%	131,416	16.2%
Labor expenses (3)	222,337	27.3%	223,084	27.4%	223,331	27.5%
Depreciation and amortization (3)	79,716	9.8%	77,101	9.5%	74,805	9.2%
Rent expense (3)	70,425	8.7%	67,695	8.3%	65,959	8.1%
Other store operating expenses (3)	128,075	15.8%	123,986	15.2%	119,990	14.8%
Total Company store operating costs (3)	625,435	76.9%	620,111	76.1%	615,501	75.9%
Other costs and expenses:
Advertising expense	35,282	4.3%	36,641	4.5%	34,736	4.3%
General and administrative expenses	50,693	6.2%	50,629	6.2%	55,970	6.9%
Asset impairments	936	0.1%	-	0.0%	282	0.0%
Total operating costs and expenses	712,346	87.2%	707,381	86.4%	706,489	86.7%

Operating income	104,902	12.8%	110,965	13.6%	108,020	13.3%
Interest expense	12,142	1.5%	12,017	1.5%	17,389	2.1%

Income before income taxes	$92,760	11.4%	$98,948	12.1%	$90,631	11.1%
______________
(1)Percent amount expressed as a percentage of food and beverage sales.

(2)Percent amount expressed as a percentage of entertainment and merchandise sales.

(3)Percent amount expressed as a percentage of Company store sales.

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

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

Company store sales decreased 0.2% to $813.1 million during 2010 compared to $814.6 million in 2009 due to the additional 53rd operating week sales in our 2009 fiscal year of approximately $19.5 million, partially offset by a weighted average net increase of approximately four Company-owned stores during 2010 and a 0.7% increase in our comparable store sales on a fiscal week basis. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales grew 1.5%. The difference between fiscal week and calendar week comparable store sales is primarily attributable to the effect of the additional operating week in our 2009 fiscal year which caused the seasonally strong first week of the 2010 calendar week to shift into the fourth quarter of 2009. Menu prices increased on average approximately 2.6% during 2010. We believe the various strategies we have implemented, including the ongoing capital initiatives at our stores and our continuing efforts to increase the number of birthday parties favorably affected our sales during 2010.

Our sales for 2010 also includes a $0.6 million adjustment we recorded in food and beverage sales during the second quarter of 2010 for the initial recognition of breakage income related to unredeemed gift card balances. The initial and ongoing breakage income amount we recognized in 2010 is not included in either the fiscal week or calendar week comparable store sales figures. Refer to Note

1. “Description of Business and Summary of Significant Accounting Policies—Revenue Recognition – Company Store Activities” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for more information regarding our initial recognition of gift card breakage income.

Our Company store sales mix was 49.0% food and beverage sales and 51.0% entertainment and merchandise sales during 2010 compared to 49.9% and 50.1%  respectively, in 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of increased game token sales associated with our token purchase promotions in the current year, as well as birthday party packages that contained greater components of merchandise and tokens as compared to the packages offered in 2009.

Company Store Operating Costs

Cost of food and beverage as a percentage of food and beverage sales increased 0.2 percentage points to 22.8% during 2010 from 22.6% in 2009 primarily due to an increase in cheese prices. During 2010, the average price per pound of cheese increased approximately $0.21, or 16%, compared to prices paid in 2009. This increase was partially offset by menu price increases and the implementation of certain cost savings initiatives, including reductions in paper supplies.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.6 percentage points to 8.3% during 2010 from 8.9% in 2009. This decrease is primarily due to margin pressure associated with incremental prize merchandise awarded to our guests in 2009 from promotional in-store token distributions, which did not occur in 2010, as well as from the liquidation of certain prize inventory in the first quarter of 2009. Additionally, during 2010 we reduced the costs associated with an attraction that dispensed novelty photo cards.

Labor expenses as a percentage of Company store sales decreased 0.1 percentage point to 27.3% during 2010 compared to 27.4% in 2009 primarily due to improved labor utilization of our hourly labor force during 2010, offsetting a 2.5% increase in average hourly wage rates at our stores. Partially offsetting this labor improvement were higher incentive compensation associated with our store-level personnel and increased group medical costs during 2010.

Depreciation and amortization expense related to our stores increased $2.6 million to $79.7 million during 2010 compared to $77.1 million in 2009 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $2.7 million to $70.4 million in 2010 compared to $67.7 million in 2009 primarily due to an increase in our leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.6 percentage points to 15.8% during 2010 compared to 15.2% in 2009 primarily due to higher insurance related costs and a charge incurred to transition soft drink suppliers. Insurance related costs increased approximately $1.7 million, or 0.2 percentage points, during 2010 compared to 2009 primarily due to the unfavorable development of certain general liability claims. Additionally, during 2010, we incurred a charge of approximately $1.0 million to transition to a new soft drink supplier.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.2 percentage points to 4.3% during 2010 from 4.5% in 2009 primarily due to lower television media costs compared to last year and reductions in certain other media expenditures during  2010. These decreases were partially offset by additional local television advertising during 2010.

Asset Impairments

During 2010, we recognized asset impairment charges of $0.9 million for three of our stores based on the determination that the stores’ projected performance had been adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of the stores’ long-lived assets (computed as the discounted projected cash flows throughout each of the stores’ remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 4. “Property and Equipment—Asset Impairments” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense

Interest expense increased to $12.1 million during 2010 compared to $12.0 million in 2009 due to additional interest accrued during 2010 resulting from an IRS examination of prior tax years. This increase was partially offset by a decrease in interest expense incurred on our revolving credit facility, which was primarily attributable to a lower average debt balance outstanding during 2010 compared to 2009. During 2010, the average debt balance outstanding under our revolving credit facility was $335.3 million compared to $346.3 million during 2009, and our weighted average effective interest rate, including the effect of our interest rate swap, was unchanged at 2.9% in 2010 and 2009.

Income Taxes

Our effective income tax rate increased to 41.7% during 2010 compared to 38.2% for 2009. Our 2010 effective income tax rate included net unfavorable adjustments of $3.0 million, which included $2.4 million we reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.55 per share during 2010 from $2.67 per share in 2009 primarily due to a 11.7% decrease in our net income, partially offset by a 7.5% decrease in the number of weighted average diluted shares outstanding between the two periods. As described under the caption “53rd Week Impact” above, we estimate that the additional operating week in 2009 benefited prior year diluted earnings per share by approximately $0.17. Additionally, the decrease in diluted earnings per share between the two periods was impacted by our repurchase of approximately 4.0 million shares of our common stock since the beginning of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during 2010 attributable solely to these repurchases incrementally benefited our earnings per share in 2010 by approximately $0.19. Our estimate is based on the weighted average number of shares repurchased since the beginning of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2009 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of fiscal 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

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

Diluted Earnings Per Share

Diluted earnings per share increased to $2.67 per share during 2009 from $2.33 per share in 2008 due to a 8.3% increase in our net income and a 5.2% decrease in the number of weighted average diluted shares outstanding between the two periods. As described under the caption “53rd Week Impact” above, we estimate that the additional operating week in 2009 benefited 2009 diluted earnings per share by approximately $0.17. Additionally, the increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 6.7 million shares of our common stock since the beginning of 2008. We estimate that the decrease in the number of weighted average diluted shares outstanding during 2009 attributable solely to these repurchases incrementally benefited our earnings per share in 2009 by approximately $0.17. Our estimate is based on the weighted average number of shares repurchased since the beginning of 2008 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to fiscal 2008, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of fiscal 2008.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate cash flows at or above our current levels. Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our compliance with certain prescribed financial ratio covenants, as more fully described below.

Our primary uses for cash provided by operating activities relate to planned capital expenditures and servicing our debt. We may also use cash from operations to pay dividends to our shareholders and make repurchases of our common stock.

Our requirement for working capital is not significant since our store customers pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before related accounts payable to suppliers and our employee payroll become due. Frequent inventory turnover results in limited investment in inventories and our accounts payable are generally due in five to 30 days. As a result of these factors, we are able to operate with a net working capital deficit (current liabilities in excess of current assets), and we can do so without incurring significant short-term or long-term borrowings. Our net working capital deficit increased to $1.7 million at January 2, 2011 from $1.0 million at January 3, 2010 primarily due to variations in the timing and amount of payments for accounts payable and accrued income taxes.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:
	Fiscal Year
	2010	2009	2008
	(in thousands)

Net cash provided by operating activities	$156,870	$154,258	$144,182
Net cash used for investing activities	(102,869)	(72,931)	(85,478)
Net cash used for financing activities	(52,163)	(80,568)	(58,034)
Effect of foreign exchange rate changes on cash	70	(1,167)	(1,274)

Change in cash and cash equivalents	$1,908	$(408)	$(604)

Interest paid	$11,596	$12,317	$16,542
Income taxes paid, net	$41,725	$20,454	$46,696

	At Year End
	2010	2009
	(in thousands)

Cash and cash equivalents	$19,269	$17,361
Revolving credit facility borrowings	$377,000	$354,300
Available unused commitments under revolving credit facility	$162,341	$185,743

Sources and Uses of Cash – Fiscal Year 2010 Compared to Fiscal Year 2009

Net cash provided by operating activities increased $2.6 million to $156.9 million during 2010 from $154.3 million in 2009. The increase was primarily attributable to the timing of payments related to accounts payable and accrued income taxes during 2010 compared to 2009 and the receipt of a $2.0 million franchise development fee in 2010.

Our cash interest payments decreased $0.7 million to $11.6 million during 2010 from $12.3 million in 2009 primarily due to a reduction in the average debt balance outstanding under our revolving credit facility between the two periods.

Our cash payments for income taxes, net of refunds received, increased $21.3 million to $41.7 million during 2010 from $20.5 million in 2009. The increase was primarily due to a decrease in the amount of tax overpayments which are typically applied towards the following years’ tax returns. The decrease in 2009 overpayments caused an increase in the amount of federal and state estimated tax payments made during 2010 compared to 2009. The increase was also attributable to fewer refunds received in 2010, including the effect of a $5.5 million refund of excess federal income taxes we received in 2009, combined with a $2.5 million payment made during the fourth quarter of 2010 in connection with the settlement of an IRS examination of our 2006 and 2007 tax years.  We currently anticipate receiving an income tax refund of approximately $9.0 million resulting primarily from additional federal “bonus” tax depreciation.

Net cash used in investing activities increased $29.9 million to $102.9 million during 2010 from $72.9 million in 2009, primarily due to an increase in the number of capital spending initiatives for our existing stores and our new company store development efforts during 2010. Capital spending initiatives for our existing stores affected 223 stores during 2010 compared to 160 stores in 2009. Additionally, during 2010 we opened four more new or relocated stores than in 2009.  The increase in cash used for investing activities also includes cash payments associated with our acquisition of five former franchised store locations during 2010.

Net cash used in financing activities decreased $28.4 million to $52.2 million during 2010 from $80.6 million in 2009, primarily due to a change in the net borrowings under our revolving credit facility during 2010 compared to 2009, partially offset by an increase in our share repurchase activity and a decrease in proceeds obtained through the exercise of employee stock options. During 2010, we increased the outstanding borrowings under our revolving credit facility by $22.7 million, compared to 2009 when we made repayments of $47.6 million. This increase in borrowings was primarily related to our repurchases of our common stock which increased $25.0 million to $77.6 million compared to $52.6 million in 2009. Also, during 2010, cash proceeds received through the exercise of employee stock options decreased $13.9 million compared to 2009 due to a decline in the number of exercisable awards outstanding.

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

Debt Financing

Our revolving credit facility agreement provides for total borrowings of up to $550.0 million.  The credit facility, which matures in October 2012, also includes an accordion feature which allows us, subject to lender approval, to request an increase to the revolving commitment of up to $50.0 million in borrowings at any time. As of January 2, 2011, there were $377.0 million of borrowings and approximately $10.7 million of letters of credit issued but undrawn under our credit facility. Based on the type of borrowing, the credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of January 2, 2011, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.26% – 0.28%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During 2010, we increased the outstanding debt balance under our revolving credit facility by $22.7 million to $377.0 million as of January 2, 2011 from $354.3 million as of January 3, 2010, primarily due to an increase in our repurchases of our common stock during 2010. Including the effect of our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9%, 2.9% and 4.2% in 2010, 2009 and 2008, respectively.

Our revolving credit facility agreement contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

•
a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) consolidated EBITR for the last four fiscal quarters to (b) the sum of consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the revolving credit facility agreement, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense, and other non-cash charges, reduced by non-cash income.

•
a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility agreement) to (b) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility agreement, equals our consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase of our common stock, and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of January 2, 2011, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.25 to 1 and a consolidated leverage ratio of 2.04 to 1.

Interest Rate Swap

In May 2008, we entered into an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% as of January 2, 2011. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense. We continually assess our strategy towards managing interest rate risk and the appropriateness of interest rate swaps on future indebtedness.

As of January 2, 2011, the estimated fair value of the swap contract was a liability of approximately $2.0 million. Refer to Note 7. “Derivative Instrument” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for a more complete discussion of our interest rate swap contract.

Capital Expenditures

The following table summarizes information regarding the number of capital spending initiatives we completed during each of the periods presented:
	Fiscal Year
	2010	2009	2008

Investment in existing Company-owned stores:
Game enhancements (1)	180	125	125
Major remodels	15	9	15
Store expansions	28	26	20
Total completed	223	160	160

Company-owned stores added (2)	12	3	7
______________
(1)2010 included incremental game enhancements completed for stores located in the Los Angeles, San Diego, Chicago, and Philadelphia market areas in conjunction with local television advertising.

(2)Company-owned stores added during 2010 included five stores we acquired from franchisees and two stores we relocated. Company-owned stores added during 2008 included two stores we acquired from franchisees and one store we relocated.

We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing stores. For our existing stores, we currently utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe our capital initiatives involving major remodels and game enhancements serve more to preserve our existing sales base and cash flows over the long term.

        Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and, to a lesser extent, refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements enable us to introduce improvements in game and ride technology.

Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements to our stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increasing the number of games and rides, and developing a new interior identity.

        Store expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and result in an increase in the store’s seat count. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise.

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow.  We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other large-box competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales.

The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. During 2010, we opened seven new Company-owned stores, including two relocated stores. Also, during 2010 we acquired five existing store locations from franchisees. The cost of a new store varies depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Fiscal 2011 Capital Plan

Our future capital expenditures are expected to be primarily for reinvestment into our existing Company-owned store base through various capital initiatives and the development or acquisition of additional Company stores. We estimate capital expenditures in fiscal 2011 will total approximately $94 million to $95 million, including approximately $63 million related to capital initiatives for our existing stores, approximately $16 million related to new store development and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

The following tables summarize information regarding the expected number of and estimated average cost for our projected capital expenditures activities in fiscal 2011:

	Projected Completions	Estimated
	Fiscal Year	Average Cost
	2011	Per Project
		(in millions)
Investment in existing Company-owned stores:
Game enhancements	140 to 150	$0.1 to $0.2
Major remodels	15 to 20	$0.6
Store expansions	30 to 35	$1.0
Total	185 to 205

New Company store development (1)	6	$2.7 to $2.8
______________
(1)New Company store development projected for fiscal year 2011 includes three store relocations.

Share Repurchases

Our Board of Directors (“Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During 2010, we repurchased 2,184,515 shares of our common stock at an aggregate purchase price of approximately $77.6 million, and as of January 2, 2011, approximately $141.1 million remained available for share repurchases under our repurchase authorization.

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

Cash Dividends

On February 22, 2011, our Board approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. Our first quarterly dividend of $0.20 per share will be on April 21, 2011 to shareholders of record on March 24, 2011. We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also see “Note 6. Revolving Credit Facility” of our consolidated financial statements in this annual report on Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

At January 2, 2011, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

The following table summarizes our contractual cash obligations as of January 2, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)

Operating leases (1)	$958,135	$73,175	$145,252	$143,087	$596,621
Capital leases	16,383	1,750	3,319	3,231	8,083
Revolving credit facility (2)	377,000	-	377,000	-	-
Interest obligations (3)	10,505	6,620	3,885	-	-
Purchase commitments	-	-	-	-	-
Uncertain tax positions (4)	482	482	-	-	-
	$1,362,505	$82,027	$529,456	$146,318	$604,704
______________

(1)Includes the initial non-cancellable term plus renewal option periods provided for in the lease that can be reasonably assured and excludes obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)The amount for the revolving credit facility excludes interest payments related to this variable rate debt.

(3)Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (i) terms of the credit facility agreement, (ii) using a 1.27% weighted average interest rate incurred on outstanding borrowings that were not subject to an interest rate swap agreement as of January 2, 2011, (iii) and $150.0 million notional amount of debt converted to a fixed rate of 3.62% through an interest rate swap contract which matures in May 2011. Our estimate assumes that we will maintain the same levels indebtedness and financial performance through the credit facility’s maturity in October 2012.

(4)Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits has been provided in the table above. The noncurrent portion excluded from the table above is approximately $3.9 million.

As of January 2, 2011, capital expenditures totaling $11.1 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

The total estimated accrued liabilities for our self-insurance programs was approximately $20.0 million as of January 2, 2011. We estimate that approximately $6.9 million of these liabilities will be paid in fiscal 2011 and the remainder paid in 2012 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our accrued insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.

As of January 2, 2011, there were approximately $10.7 million of letters of credit issued but undrawn under our credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are recorded in our accrued insurance liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to the letters of credit.

We enter into various purchase agreements in the ordinary course of business. While we have fixed price agreements and contracts with “spot” market prices relating primarily to food and beverage products, we do not have any material contracts (either individually or in the aggregate) in place committing us to a minimum or fixed level of purchases or that are cancelable subject to significant penalty. Therefore, no amounts for such arrangements have been included in the table above.

Inflation

Our cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The application of U.S. GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our consolidated financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as the business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

The significant accounting policies used in the preparation of our consolidated financial statements are described in Note 1. “Description of Business and Summary of Significant Accounting Policies” included in Item 8. “Financial Statements and Supplementary Data.” We consider an accounting policy or estimate to be critical if it requires difficult, subjective or complex judgments, and is material to the portrayal of financial condition, changes in financial condition or results of operations. The accounting policies and estimates that our management considers most critical are: estimation of reserves specifically related to insurance, tax reserves and legal contingencies; impairment of long-lived assets; accounting for leases and hedge accounting. The selection, application and disclosure of the critical accounting policies and estimates have been reviewed by the Audit Committee of the Board of Directors.

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

Insurance reserves. We are self-insured for certain losses related to workers’ compensation claims, property losses and general liability matters. We also have a self-insured health program administered by a third party covering the majority of the employees that participate in our health insurance programs. We estimate the amount of reserves for all the insurance programs discussed above at the end of each reporting period. This estimate is primarily based on information provided by independent third-party actuaries. The information includes historical claims experience, current claims data, demographic factors, severity factors and other factors we deem relevant. We purchase stop-loss insurance coverage through third-party insurance carriers for certain losses related to workers' compensation, general liability, property, employee health insurance programs and other liability claims, with deductibles of up to approximately $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.

Tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves to provide for potential tax exposures when, despite our belief that tax return positions are fully supported by the applicable tax laws and regulations, we believe that certain positions may not be fully sustained upon review by taxing authorities (referred to as a “liability for unrecognized tax benefits” or tax reserve resulting from uncertain tax positions). We recognize the benefit from an uncertain tax position in our consolidated financial statements at the largest amount of benefit (measured using a probability weighted approach) that is greater than a 50 percent likelihood of being realized upon ultimate resolution and settlement with the taxing authorities. We routinely assess the adequacy of our estimated liability for unrecognized tax benefits and our estimate may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.  Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances might exist on the balance sheet for multiple years. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of recorded reserve balances, such changes to tax reserves will affect income tax expense in the period in which such determination is made. Although we believe our approach to determining the tax treatment is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact on our tax reserves, effective tax rate, net earnings and cash flows in the period of resolution.

Contingent loss reserves. From time to time we are involved with inquiries, investigations, claims, lawsuits and other legal proceedings for which we may be uninsured that are incidental to the conduct of our business which are brought about by customers, employees and others involved in operational issues common to the retail, restaurant and entertainment industries. When a contingency involving uncertainty as to a possible loss (“contingent loss”) occurs, an estimate of such contingent loss may be accrued as a charge to income and a reserve established on the balance sheet. We perform regular assessments of our contingent losses and develop estimates of the degree of probability for and range of possible settlement. We record liabilities for those losses we deem to be probable and for which we are able to reasonably estimate an amount of settlement. If we are only able to determine a range of estimated loss, with no amount in the range representing better estimate than any other amount within the range, we record a contingent liability typically equal to the low end of the range. Our estimates of contingent loss are developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies in light of specific events and circumstances including settlement discussions with respect to ongoing legal matters and court rulings in relevant, but unrelated, proceedings and reserve balances may be increased or decreased in the future to reflect further developments. The assessment of contingent loss reserves is highly subjective and requires us to make judgments about uncertain future events. Although we believe that our assessments of contingent loss reserves are based on reasonable judgments and estimates, there can be no assurance that there will not be a loss different from the amounts accrued, which may expose us to material gains or losses in future periods. These actual results could materially affect our net earnings and cash flows in the period of resolution.

Impairment of Property and Equipment

We review our property and equipment for impairment on a store-by-store basis when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occur, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. Factors that we must estimate when performing impairment tests include, among other items, sales volume, strategic plans, capital spending, useful lives, salvage values and discount rates. Our assessments of cash flows represent our best estimate as of the time of the impairment review. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation expense is adjusted based on the new carrying value of the asset unless written down to salvage value, at which time depreciation ceases.

Accounting for Leases

We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured generally due to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term.  The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense.  Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the reasonably assured renewal period or economic life of the asset.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured.  If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of a store’s long-lived assets, and it may result in the reversal of deferred rent balances that assumed higher rent payments in renewal periods that were never ultimately exercised by us.

Hedge Accounting

We use an interest rate swap contract to reduce our exposure to interest rate fluctuations on our variable rate revolving credit facility. This derivative instrument is recognized on the balance sheet at its estimated fair value. We determine the fair value of our interest rate swap contract using the present value of expected future cash flows arising from the contract which we believe approximates an amount to be received from or paid to a market participant for this instrument. Our valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s forward quotes of the benchmark interest rate through the swap contract’s maturity. At inception and on an ongoing basis, we assess whether the interest rate swap is highly effective in offsetting changes in the interest payment cash flows on the hedged amount of revolving credit facility debt. We have determined that our interest rate swap contract qualifies for hedge accounting treatment pursuant to U.S. GAAP, therefore, we recognize changes in its fair value that are determined to be effective in offsetting changes in the cash flows of the hedged item in “Accumulated other comprehensive income (loss)” (“hedge accounting”). Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings, when the variable interest rate of the debt affects earnings.  The ineffective portion of interest rate swap fair value changes, if any, are recorded immediately in earnings.

Recently Issued Accounting Guidance

Newly Adopted Accounting Guidance

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

Also in 2010, we adopted the amended accounting guidance contained in Accounting Standards Update 2010-06, which required new and enhanced disclosures about recurring and nonrecurring fair value measurements. This new guidance requires the disclosure of changes in a measured item’s assignment among the levels within the three-tiered fair value hierarchy, clarifies existing requirements concerning the disaggregation of fair value measurement disclosures for each class of assets and liabilities as well as additional disclosure around the valuation techniques and inputs used to measure fair value. Our adoption of this new guidance did not have a significant impact on our disclosure of fair value measurements in our consolidated financial statements.

Accounting Guidance Not Yet Adopted

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving credit facility, which at January 2, 2011 had borrowings outstanding of $377.0 million. We have entered into an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings, leaving us with $227.0 million of variable rate debt as of January 2, 2011. After giving effect to the interest rate swap, a 100 basis point increase in the variable interest rates on our revolving credit facility at January 2, 2011, assuming no change in our outstanding debt balance, would have increased our annual interest expense by approximately $2.3 million.

Commodity Price Risk

Commodity prices of certain products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. Currently, we have not entered into any hedging arrangements to reduce our exposure to commodity price volatility. However, we typically enter into short term purchasing contracts which may contain pricing arrangements designed to minimize commodity price fluctuations. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.15 as of January 2, 2011) would have been approximately $1.0 million for fiscal 2010. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of January 2, 2011) would have been approximately $0.5 million for fiscal 2010.

Foreign Currency Risk

As of January 2, 2011, we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings. During 2010, our Canada stores represented approximately 0.2% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during 2010 would have reduced our reported operating income by less than $0.1 million.

ITEM 8.  Financial Statements and Supplementary Data.

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CEC Entertainment, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of January 2, 2011 and January 3, 2010, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2011.  We also have audited the Company's internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 24, 2011

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	January 2,	January 3,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$19,269	$17,361
Accounts receivable	32,237	27,031
Inventories	18,485	18,016
Prepaid expenses	13,942	13,915
Deferred tax asset	3,420	3,392

Total current assets	87,353	79,715

Property and equipment, net	683,192	662,747
Other noncurrent assets	7,484	1,804

Total assets	$778,029	$744,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$936	$881
Accounts payable	42,844	32,754
Accrued expenses	32,968	33,927
Unearned revenues	9,393	7,641
Accrued interest	957	1,077
Derivative instrument liability	1,976	4,459

Total current liabilities	89,074	80,739

Capital lease obligations, less current portion	10,326	10,629
Revolving credit facility borrowings	377,000	354,300
Deferred rent liability	51,522	48,765
Deferred landlord contributions	28,913	28,220
Deferred tax liability	43,038	33,690
Accrued insurance	13,144	12,068
Derivative instrument liability	-	1,154
Other noncurrent liabilities	6,950	6,788

Total liabilities	619,967	576,353

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,436,229 and 61,120,018 shares issued, respectively	6,144	6,112
Capital in excess of par value	436,051	425,717
Retained earnings	756,448	702,414
Accumulated other comprehensive income	4,522	1,140
Less treasury stock, at cost; 41,128,869 and 38,944,354 shares, respectively	(1,045,103)	(967,470)

Total stockholders’ equity	158,062	167,913

Total liabilities and stockholders’ equity	$778,029	$744,266

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008
REVENUES
Food and beverage sales	$398,241	$406,635	$409,895
Entertainment and merchandise sales	414,892	407,928	400,798

Company store sales	813,133	814,563	810,693
Franchise fees and royalties	4,115	3,783	3,816

Total revenues	817,248	818,346	814,509

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	90,649	91,816	96,891
Cost of entertainment and merchandise (exclusive of items shown separately below)	34,233	36,429	34,525

Cost of food, beverage, entertainment and merchandise	124,882	128,245	131,416
Labor expenses	222,337	223,084	223,331
Depreciation and amortization	79,716	77,101	74,805
Rent expense	70,425	67,695	65,959
Other store operating expenses	128,075	123,986	119,990

Total Company store operating costs	625,435	620,111	615,501
Advertising expense	35,282	36,641	34,736
General and administrative expenses	50,693	50,629	55,970
Asset impairments	936	-	282

Total operating costs and expenses	712,346	707,381	706,489

Operating income	104,902	110,965	108,020

Interest expense	12,142	12,017	17,389

Income before income taxes	92,760	98,948	90,631

Income taxes	38,726	37,754	34,137

Net income	$54,034	$61,194	$56,494
Earnings per share:
Basic	$2.55	$2.68	$2.37
Diluted	$2.55	$2.67	$2.33

Weighted average common shares outstanding:
Basic	21,163	22,835	23,825
Diluted	21,204	22,933	24,199

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Fiscal Years 2008, 2009 and 2010
(in thousands, except share amounts)
	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total

Balance at December 31, 2007	58,874,737	$5,887	$374,376	$584,726	$7,011	32,258,224	$(754,007)	$217,993
Net income	-	-	-	56,494	-	-	-	56,494
Change in fair value of cash flow hedge, net of income taxes of $(2,968)	-	-	-	-	(4,842)	-	-	(4,842)
Hedging loss realized in earnings, net of income taxes of $335	-	-	-	-	547	-	-	547
Foreign currency translation adjustments, net of income taxes of $(646)	-	-	-	-	(4,608)	-	-	(4,608)
Comprehensive income								47,591

Stock-based compensation costs	-	-	6,173	-	-	-	-	6,173
Stock options exercised	671,311	67	19,102	-	-	-	-	19,169
Restricted stock issued, net of forfeitures	324,967	33	(33)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(1,008)	-	-	-	-	(1,008)
Restricted stock returned for taxes	(31,243)	(3)	(1,028)	-	-	-	-	(1,031)
Common stock issued under 401(k) plan	20,950	2	542	-	-	-	-	544
Purchases of treasury stock	-	-	-	-	-	4,911,041	(160,845)	(160,845)

Balance at December 28, 2008	59,860,722	5,986	398,124	641,220	(1,892)	37,169,265	(914,852)	128,586
Net income	-	-	-	61,194	-	-	-	61,194
Change in fair value of cash flow hedge, net of income taxes of $(1,080)	-	-	-	-	(1,761)	-	-	(1,761)
Hedging loss realized in earnings, net of income taxes of $1,579	-	-	-	-	2,576	-	-	2,576
Foreign currency translation adjustments, net of income taxes of $662	-	-	-	-	2,217	-	-	2,217
Comprehensive income								64,226

Stock-based compensation costs	-	-	8,154	-	-	-	-	8,154
Stock options exercised	983,726	98	19,633	-	-	-	-	19,731
Restricted stock issued, net of forfeitures	309,750	31	(31)	-	-	-	-	-
Tax benefit from stock options and restricted stock	-	-	625	-	-	-	-	625
Restricted stock returned for taxes	(57,973)	(6)	(1,363)	-	-	-	-	(1,369)
Common stock issued under 401(k) plan	23,793	3	575	-	-	-	-	578
Purchases of treasury stock	-	-	-	-	-	1,775,089	(52,618)	(52,618)

Balance at January 3, 2010	61,120,018	6,112	425,717	702,414	1,140	38,944,354	(967,470)	167,913
Net income	-	-	-	54,034	-	-	-	54,034
Change in fair value of cash flow hedge, net of income taxes of $(510)	-	-	-	-	(835)	-	-	(835)
Hedging loss realized in earnings, net of income taxes of $1,888	-	-	-	-	3,094	-	-	3,094
Foreign currency translation adjustments, net of income taxes of $144	-	-	-	-	1,123	-	-	1,123
Comprehensive income								57,416

Stock-based compensation costs	-	-	7,529	-	-	-	-	7,529
Stock options exercised	181,043	18	5,773	-	-	-	-	5,791
Restricted stock issued, net of forfeitures	194,700	20	(20)	-	-	-	-	-
Tax shortfall from stock options and restricted stock	-	-	(790)	-	-	-	-	(790)
Restricted stock returned for taxes	(78,424)	(8)	(2,759)	-	-	-	-	(2,767)
Common stock issued under 401(k) plan	18,892	2	601	-	-	-	-	603
Purchases of treasury stock	-	-	-	-	-	2,184,515	(77,633)	(77,633)

Balance at January 2, 2011	61,436,229	$6,144	$436,051	$756,448	$4,522	41,128,869	$(1,045,103)	$158,062

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,034	$61,194	$56,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,679	78,071	75,445
Deferred income taxes	7,210	8,581	580
Stock-based compensation expense	7,338	7,934	5,980
Amortization of landlord contributions	(2,049)	(2,023)	(1,967)
Amortization of deferred debt financing costs	281	281	281
Loss on asset disposals, net	3,320	2,941	2,245
Asset impairments	936	-	282
Other adjustments	15	(6)	(132)
Changes in operating assets and liabilities:
Accounts receivable	1,132	5,234	(13,413)
Inventories	(423)	(3,835)	1,275
Prepaid expenses	1	(2,719)	1,417
Accounts payable	6,723	(4,862)	2,415
Accrued expenses	336	2,763	7,298
Unearned revenues	1,748	66	1,134
Accrued interest	118	(2,380)	(421)
Income taxes payable	(9,811)	1,244	669
Deferred rent liability	2,658	1,368	2,567
Deferred landlord contributions	2,624	406	2,033

Net cash provided by operating activities	156,870	154,258	144,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,844)	(73,090)	(87,790)
Proceeds from sales of property and equipment	-	-	2,362
Other investing activities	(3,025)	159	(50)

Net cash used in investing activities	(102,869)	(72,931)	(85,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	22,700	(47,550)	85,050
Payments on capital lease obligations	(885)	(812)	(754)
Exercise of stock options	5,791	19,731	19,170
Excess tax benefit realized from stock-based compensation	631	2,050	389
Payment of taxes for returned restricted shares	(2,767)	(1,369)	(1,031)
Treasury stock acquired	(77,633)	(52,618)	(160,845)
Other financing activities	-	-	(13)

Net cash used in financing activities	(52,163)	(80,568)	(58,034)

Effect of foreign exchange rate changes on cash	70	(1,167)	(1,274)

Change in cash and cash equivalents	1,908	(408)	(604)

Cash and cash equivalents at beginning of period	17,361	17,769	18,373

Cash and cash equivalents at end of period	$19,269	$17,361	$17,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,596	$12,317	$16,542
Income taxes paid, net	$41,725	$20,454	$46,696

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$11,149	$6,479	$5,393
Capital lease obligations incurred	$593	$-	$-
Common stock issued under 401(k) plan	$603	$578	$544

The accompanying notes are an integral part of these consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies:

Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese's® family dining and entertainment centers (also referred to as “stores”) in a total of 48 states and seven foreign countries or territories. As of January 2, 2011, the Company operated 507 Chuck E. Cheese’s located in 44 states and Canada and its franchisees operated a total of 47 stores located in 15 states, Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.

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

Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2010, 2009 and 2008 are for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Our 2009 fiscal year consisted of 53 weeks and our 2010 and 2008 fiscal years each consisted of 52 weeks.

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

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Buildings	40 years
Game and ride equipment	4 to 12 years
Non-technical play equipment	15 to 20 years
Furniture, fixtures and other equipment	4 to 20 years

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Description of Business and Summary of Significant Accounting Policies (continued):

Leasehold improvements are amortized by the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured of being exercised) when estimating the depreciable lives of leasehold improvements, in determining classification of our leases as either operating or capital and recognizing straight-line rent expense. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment for impairment on a store-by-store basis whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. We assess the recoverability of a store’s property and equipment by comparing the sum of future cash flows, undiscounted and without interest, expected to result from the use and eventual disposition of the property and equipment to its carrying amount. If the sum of the expected future cash flows is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying  amount exceeds its fair value. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk.

Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in a construction-in-progress account until a project is completed. At that time, the costs accumulated to date are reclassified to property and equipment and depreciated according to our depreciation policies. In 2010, 2009 and 2008, we capitalized internal costs of approximately $3.6 million, $3.2 million, and $3.1 million, respectively, related to our store development activities. Interest costs capitalized were not material in 2010, 2009 and 2008.

Goodwill: We have recorded goodwill associated with certain stores we acquired from our franchisees representing the excess of the purchase price over the fair value of the specific assets acquired. As of January 2, 2011, goodwill of approximately $3.5 million was included in “Other noncurrent assets” in the Consolidated Balance Sheets. We had no goodwill recorded as of January 3, 2010. Goodwill is not amortized, but is tested for impairment at least once per year, or when events or changes in circumstances indicate that the carrying amount may not be recoverable, using a two-step fair value test. The first step of the test compares the carrying amount of the reporting unit to its estimated fair value, which is based on the discounted expected future cash flows of the store. If the estimated fair value of the reporting unit is less than its carrying amount, a second step is performed to quantify the amount of goodwill impairment that should be recorded. When testing goodwill for impairment, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing a store’s property and equipment for impairment, as described above. We did not record any losses in connection with our impairment test in 2010.

Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers with deductibles of up to approximately $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.

Contingent Loss Accruals: When a contingency involving uncertainty as to a possible loss (“contingent loss”) occurs, an estimate of such contingent loss may be accrued as a charge to income and a reserve established on the balance sheet. We accrue liabilities for those losses we deem to be probable and for which we are able to reasonably estimate an amount of settlement. We generally do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome and the reserve balances may be increased or decreased in the future to reflect further developments. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material adverse effect on our results of operations in the period during which the underlying matters are resolved.

Revolving Credit Facility Borrowings: We classify the borrowings obtained under our revolving credit facility as a noncurrent liability on the Consolidated Balance Sheets because the credit agreement allows us, except in the event of our violation of a provision that makes the obligation callable, to continuously refinance borrowings on a long-term basis through the maturity date and by its terms, borrowings are not due on demand.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Description of Business and Summary of Significant Accounting Policies (continued):

Comprehensive Income: We report comprehensive income, consisting of net income and certain changes in stockholders’ equity which are excluded from net income (referred to as “Other comprehensive income”) on the Consolidated Statements of Changes in Stockholders’ Equity. The components of other comprehensive income in 2010, 2009 and 2008 included the change in fair value of our interest rate swap contract and foreign currency translation adjustments. Other comprehensive income is recorded directly to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

Derivative Instruments and Hedging Activities: We use an interest rate swap contract to reduce our exposure to interest rate fluctuations on our variable rate revolving credit facility. This derivative instrument is recognized on the balance sheet at its estimated fair value. We have designated the swap contract as a cash flow hedge. Accordingly, gains or losses from changes in its fair value that are determined to be effective in offsetting changes in interest payment cash flows on the hedged amount of revolving credit facility debt are reported on the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)” (“hedge accounting”). Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings, when the variable interest rate of the debt affects earnings. We determine the effective portion of a cash flow hedge’s gains or losses by comparing the cumulative change in the derivative’s fair value to the cumulative change in the present value of the hedged item’s expected future cash flows. If the total cumulative change in fair value of the derivative instrument exceeds the cumulative change in the present value of expected future cash flows of the hedged item, the excess amount (representing the “ineffective portion”) of the derivative’s gains or losses, will be recorded immediately in earnings. Ineffective portions of the changes in the fair value of cash flow hedges are recognized immediately in earnings.

At its inception and at least quarterly thereafter, we assess whether our interest rate swap contract continues to be highly effective in offsetting changes in interest payment cash flows on the hedged amount of revolving credit facility debt. If we determine that it is no longer probable that the underlying hedge transaction will occur, or the interest rate swap ceases to be a highly effective hedge, we would discontinue our use of hedge accounting and recognize immediately in earnings any unrealized gains or losses included in accumulated other comprehensive income.

Fair Value Disclosures: Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, U.S. GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

Level 1 –	inputs are quoted prices available for identical assets or liabilities in active markets.

Level 2 –
inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	inputs are unobservable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our revolving credit facility, capital lease obligations and an interest rate swap contract. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our revolving credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The carrying amount of our capital lease obligations approximates fair value as interest rates charged are commensurate with instruments with similar terms and risks. The fair value disclosures for our interest rate swap contract are presented in Note 7. “Derivative Instrument.”

We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair value disclosures for stores we have impaired are presented in Note 4. “Property and Equipment.”

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Description of Business and Summary of Significant Accounting Policies (continued):

Stock-Based Compensation: We expense the fair value of stock-based compensation awards granted to our employees and directors in the financial statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”) which typically is the period over which the award vests. Stock-based compensation is recognized only for awards that vest and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. We discontinued the granting of stock options in 2006 (refer to Note 12. “Stock-Based Compensation Plans”) and all previously granted and currently outstanding stock options were fully vested as of the end of 2009. We measured the fair value of compensation cost related stock option awards using the Black-Scholes option-pricing model which required the input of subjective assumptions including estimating the length of time that employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term, and dividend yield and risk-free interest rates.

The gross benefits of tax deductions in excess of the compensation cost recognized from the vesting of restricted stock and exercised stock options are tax effected and classified as cash inflows from financing activities in the Consolidated Statements of Cash Flows.

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

We sell gift cards to our customers in our stores and through certain third party distributors which do not expire or incur a service fee on unused balances. Gift card sales are recorded as an unearned gift card revenue liability when sold and are recognized as revenue when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards; however, because we did not have sufficient historical information regarding such redemption patterns, we have not recognized any material revenue from gift card breakage in our Consolidated Statements of Earnings prior to 2010. During the second quarter of 2010, we concluded that we had sufficient historical transaction data to estimate breakage for gift cards we have been selling in our stores and through certain third-party distributors, and based on our analysis we recorded a $0.6 million adjustment for the initial recognition of breakage income related to unredeemed gift card balances. Breakage income from gift cards is included in “Food and beverage sales.”

Revenue Recognition – Franchise Fees and Royalties: Franchise fees and royalties include royalties charged to franchisees based on a percentage of a franchised store’s sales and area development and initial franchise fees (collectively referred to as “Franchise fees”) received from franchisees to establish new stores and other miscellaneous sales to franchisees. Area development and initial franchise fees are accrued as an unearned franchise revenue liability when received and are recognized as revenue when the franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing royalties and other miscellaneous sales are recognized in the period earned. Franchise fees included in revenues were approximately $0.4 million, $0.2 million, and $0.4 million in 2010, 2009 and 2008, respectively.

Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes the direct cost of food and beverage sold to our customers and related paper and birthday party supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items. These amounts exclude any allocation of other operating costs including labor and related costs for store personnel and depreciation and amortization expense.

Vendor Rebates: We receive rebate payments primarily from a single third-party vendor. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendor, rebates are primarily provided based on the quantity of the vendor’s products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendor's products, and when the related inventory is sold the allowances are recognized in “Cost of food and beverage” in the Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Description of Business and Summary of Significant Accounting Policies (continued):

Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease.  The lease term commences on the date when we take possession and have the right to control use of the leased premises.  The difference between actual rent payments and rent expense in any period is recorded as a deferred rent liability in the Consolidated Balance Sheets. Construction allowances received from the lessor as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are accrued as a deferred landlord contributions in the period construction is completed and the store opens. Landlord contributions are amortized on a straight-line basis over the lease term as a reduction to rent expense.

Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed.  All other advertising costs are expensed as incurred. As of January 2, 2011 and January 3, 2010, capitalized production costs of approximately $1.2 million and $1.2 million, respectively, were included in “Prepaid expenses” on the Consolidated Balance Sheets.

We and our franchisees are required to contribute a percentage of gross sales to advertising and media funds maintained by the Association which are utilized to administer all the national advertising programs that benefit both us and our franchisees. As the contributions to these funds are designated and segregated for advertising related activities, the Association acts as an agent for us and our franchisees with regard to these contributions. We consolidate the advertising and media funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses. Our contributions to these funds eliminate in consolidation. Contributions to the advertising and media funds from our franchisees were approximately $2.2 million, $2.3 million, and $2.1 million in 2010, 2009 and 2008, respectively.

Debt Financing Costs: We capitalize direct costs incurred to obtain long-term financing or establishment of credit facilities. These costs are included in “Other noncurrent assets” on the consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the related debt. In the case of debt refinancing or amending of a credit agreement, previously capitalized debt financing costs are expensed if we determine there has been a substantial modification of the related borrowing arrangement. As of January 2, 2011 and January 3, 2010, debt financing costs of approximately $0.5 million and $0.8 million, respectively, were included in “Other noncurrent assets.”

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

We maintain reserves to provide for potential tax exposures when, despite our belief that tax return positions are fully supported by the applicable tax laws and regulations, we believe that certain positions may not be fully sustained upon review by taxing authorities (referred to as a “liability for unrecognized tax benefits” resulting from uncertain tax positions). We recognize the benefit from an uncertain tax position in our consolidated financial statements at the largest amount of benefit that is greater than a 50 percent likelihood of being realized upon ultimate resolution and settlement with the taxing authorities. We include interest related to unrecognized tax benefits in “Interest expense” and include related penalties in “General and administrative expenses” on the Consolidated Statements of Earnings.

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

Also in 2010, we adopted the amended accounting guidance contained in Accounting Standards Update 2010-06, which required new and enhanced disclosures about recurring and nonrecurring fair value measurements. This new guidance requires the disclosure of changes in a measured item’s assignment among the levels within the three-tiered fair value hierarchy, clarifies existing requirements concerning the disaggregation of fair value measurement disclosures for each class of assets and liabilities as well as additional disclosure around the valuation techniques and inputs used to measure fair value. Our adoption of this new guidance did not have a significant impact on our disclosure of fair value measurements in our consolidated financial statements.

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

Revised Presentation and Reclassifications: We revised the presentation of our Consolidated Balance Sheets to disclose the separate balances of our deferred rent and deferred landlord contributions liabilities. Previously, these balances were presented on the consolidated balance sheets as a single deferred rent liability amount. In connection with this revised presentation, we also revised the presentation in our Consolidated Statements of Cash Flows to reflect the change during the period in the deferred rent and deferred landlord contributions balances. As a result, certain cash flows from operating activities amounts in the 2009 and 2008 consolidated statements of cash flows have been reclassified to conform to the 2010 presentation. These revised financial statement presentations and reclassifications did not affect previously reported cash flows from operating, investing or financing activities, results of operations, or financial position for any periods presented.

2.   Accounts Receivable:

Accounts receivable consisted of the following:
	At Year End
	2010	2009
	(in thousands)

Trade receivables	$6,840	$7,308
Vendor rebates	7,703	9,286
Income taxes receivable	15,320	5,930
Other accounts receivable	2,374	4,507

	$32,237	$27,031

Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers through the stop-loss coverage we purchase for our self-insurance programs.

3.    Inventories:

Inventories consisted of the following:
	At Year End
	2010	2009
	(in thousands)

Food and beverage	$3,809	$4,934
Entertainment and merchandise	14,676	13,082

	$18,485	$18,016

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Property and Equipment:

Property and equipment consisted of the following:
	At Year End
	2010	2009
	(in thousands)

Land	$43,927	$43,927
Buildings	109,977	105,220
Leasehold improvements	554,676	512,467
Game and ride equipment	268,156	246,145
Furniture, fixtures and other equipment	220,046	220,427
Property leased under capital leases (Note 8)	16,673	16,020

	1,213,455	1,144,206
Less accumulated depreciation	(541,043)	(489,587)

Net property and equipment in service	672,412	654,619
Construction in progress	10,780	8,128

	$683,192	$662,747

Property leased under capital leases consists primarily of buildings for our store locations. Accumulated amortization related to these assets was approximately $7.9 million and $6.9 million as of January 3, 2011 and January 2, 2010, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Total depreciation and amortization expense was approximately $80.7 million, $78.1 million and $75.4 million in 2010, 2009 and 2008, respectively (approximately $1.0 million, $1.0 million and $0.6 million in 2010, 2009 and 2008, respectively, was recorded in “General and administrative expenses.”

Sale of TJ Hartford’s

In April 2008, we sold substantially all of the property and equipment related to our former TJ Hartford’s Grill and Bar (“TJ Hartford’s”) casual dining restaurant. Assets consisting primarily of land, a building and fixtures and equipment with a net carrying amount of approximately $1.3 million were sold for cash proceeds of approximately $2.1 million. In connection with this sale, we recognized a $0.8 million gain included in “Other store operating expenses” in the Consolidated Statements of Earnings.

Asset Impairments

In 2010, we recognized asset impairment charges of $0.9 million related to three stores we continue to operate due to the adverse impact of various economic factors in the markets in which the properties are located and resulting decline in the stores’ financial performance. We did not record any asset impairment charges in 2009. In 2008, we recorded total asset impairment charges of $0.3 million consisting of a $0.1 million charge related to a previously impaired store and a $0.2 million charge pertaining to a store we decided to close prior to the end of its expected lease term.

Asset impairments represent adjustments we record to write down the carrying amount of the property and equipment at our stores to their estimated fair value. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital. Accordingly, the inputs to our fair value measurement of the stores we have recognized impairment charges for are classified within Level 3 of the fair value hierarchy. In 2010, we impaired assets at our stores with a carrying amount of approximately $1.4 million to a fair value of $0.5 million.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Accrued Expenses:

Accrued expenses consisted of the following:
	At Year End
	2010	2009
	(in thousands)

Current:
Salaries and wages	$12,722	$12,373
Insurance	6,862	7,605
Taxes, other than income	8,516	9,207
Other accrued operating expenses	4,868	4,742

	$32,968	$33,927

Noncurrent:
Insurance	$13,144	$12,068

Accrued insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

6.   Revolving Credit Facility:

	At Year End
	2010	2009
	(in thousands)

Revolving credit facility borrowings	$377,000	$354,300

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an increase to the revolving commitment of up to $50.0 million in borrowings at any time. As of January 2, 2011, there were $377.0 million of borrowings outstanding and approximately $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of January 2, 2011, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.26% - 0.28%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 7. “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.9%, 2.9%, and 4.2% in 2010, 2009 and 2008, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to comply with financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0, as defined in the revolving credit agreement. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of January 2, 2011, we were in compliance with these covenants.

7.   Derivative Instrument:

Our revolving credit facility bears interest at variable rates and therefore exposes us to the impact of interest rate changes. To manage this risk, we use an interest rate swap contract to mitigate the variability of the interest payment cash flows and to reduce our exposure to adverse interest rate changes.

We have entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at January 2, 2011. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Instrument (continued):

The following table summarizes the location and fair value of the derivative instrument in our Consolidated Balance Sheets:

		At Year End
	Balance Sheet Location	2010	2009
Derivative designated as hedging instrument		(in thousands)

Interest rate swap contract	Derivative instrument liability(1) (2)	$1,976	$5,613
______________
(1)As of January 2, 2011, the estimated fair value was recorded as a $2.0 million current liability.

(2)As of January 3, 2010, the estimated fair value was comprised of a $4.5 million current liability and a $1.2 million noncurrent liability.

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

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:
	Fiscal Year
	2010	2009	2008
	(in thousands, excluding income tax effects)
Derivative in cash flow hedging relationship

Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(1,345)	$(2,841)	$(7,810)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(4,982)	$(4,155)	$(882)

There were no ineffective gains or losses recognized in 2010, 2009 or 2008. We expect that approximately $1.2 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of January 2, 2011 will be realized in earnings as additional interest expense within the next 12 months.

8.   Commitments and Contingencies:

Leases

We lease certain store locations and related property and equipment under operating and capital leases.  All leases require us to pay property taxes, insurance and maintenance of the leased assets.  The leases generally have initial terms of 10 to 20 years with various renewal options.

Future minimum lease payments as of January 2, 2011 are as follows:
	Capital	Operating
Fiscal Years	(in thousands)

2011	$1,750	$73,175
2012	1,668	72,872
2013	1,651	72,380
2014	1,651	71,845
2015	1,580	71,242
Thereafter	8,083	596,621

Minimum future lease payments	16,383	$958,135
Less amounts representing interest (interest rates from 6.00% to 16.63%)	(5,121)

Present value of future minimum lease payments	11,262
Less current portion	(936)

Capital lease obligations, net of current portion	$10,326

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Commitments and Contingencies (continued):

Rent expense, including contingent rent based on a percentage of sales when applicable, was comprised of the following:

	Fiscal Year
	2010	2009	2008
	(in thousands)

Minimum rentals	$71,234	$68,414	$66,599
Contingent rentals	185	273	321

	$71,419	$68,687	$66,920

Rent expense of approximately $1.0 million in 2010, 2009 and 2008 related primarily to our corporate office and warehouse facilities and was recorded among “General and administrative expenses” in the Consolidated Statements of Earnings.

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

9.   Income Taxes:

The components of income tax expense are as follows:
	Fiscal Year
	2010	2009	2008
	(in thousands)

Current tax expense (benefit):
Federal	$24,131	$24,541	$28,240
State	6,660	4,380	5,577
Foreign	725	252	(260)

	31,516	29,173	33,557
Deferred tax expense (benefit):
Federal	9,903	10,823	402
State	(1,959)	(994)	(431)
Foreign	(734)	(1,248)	609

	7,210	8,581	580

Income tax expense	$38,726	$37,754	$34,137

A reconciliation of the 35% federal statutory income tax rate to the effective tax rates is as follows:

	Fiscal Year
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	3.4	3.7
Federal income tax credits, net	(0.6)	(0.8)	(0.8)
Other	3.3	0.6	(0.2)

Effective tax rate	41.7%	38.2%	37.7%

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (continued):
______________

We have revised the presentation in the table above reconciling our effective tax rates to better reflect the effect of our federal income tax credits and as a result the 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation. This revision did not affect our previously reported results of operations or financial position for any of the periods presented.

Our 2010 effective income tax rate included net unfavorable adjustments of $3.0 million, which included $2.4 million we reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an Internal Revenue Service (“IRS”) examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

Deferred income tax assets and liabilities consisted of the following:
	At Year End
	2010	2009
	(in thousands)

Deferred tax assets:
Accrued vacation	$1,836	$1,687
Unearned gift cards	2,782	2,124
Deferred rent	20,025	17,538
Stock-based compensation	2,657	3,859
Insurance	8,055	7,237
Unrecognized tax benefits (1)	2,679	2,141
Other	2,620	4,165

Gross deferred tax assets	40,654	38,751

Deferred tax liabilities:
Depreciation	(78,972)	(68,566)
Other	(1,300)	(483)

Gross deferred tax liabilities	(80,272)	(69,049)

Net deferred tax liability	$(39,618)	$(30,298)

Amounts reported on consolidated balance sheets:
Current deferred tax asset	$3,420	$3,392
Noncurrent deferred tax liability	(43,038)	(33,690)

	$(39,618)	$(30,298)
______________
(1)Amount represents the value of future tax benefits that would result if the liabilities for unrecognized state tax benefits, including related interest, are settled.

We file numerous income tax returns in U.S. federal, state, local, and foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. The federal statute of limitations has expired and we  are no longer subject to U.S. federal income examinations for our federal tax returns filed for tax years ended before 2006. Currently, certain of our state income tax returns are under examination and are at various stages of the audit/appeals process. In general, the state tax returns that are open to audit range from 2003 through 2009 and the Canadian tax years open to audit include 2006 through 2009.

In December 2010, an IRS examination of our 2006 and 2007 tax years was concluded and we paid taxes of $2.5 million and related interest of $0.6 million, all of which was accrued prior to the fourth quarter of 2010.

In 2008, the IRS concluded an examination of our 2003 through 2005 tax years and we agreed to a $6.3 million settlement of certain issues identified in the audit. This amount was fully reserved at December 30, 2007, and payment was made in the third quarter of 2008. There also arose from this examination certain pending issues that totaled $2.6 million, and we filed an appeal with respect to such unresolved matters in the third quarter of 2008. We settled the remaining issues with the IRS during the third quarter of 2009 and, as a result, recognized a benefit of approximately $1.1 million from a reduction in our estimated penalties and interest reserves for uncertain tax positions.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (continued):

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2010	2009	2008
	(in thousands)

Balance at beginning of period	$5,113	$5,009	$10,893
Additions for tax positions related to the current year	550	642	520
Increases for tax positions of prior years	2,989	1,022	426
Decreases for tax positions of prior years	(390)	(857)	(132)
Settlement with tax authorities	(3,899)	(397)	(6,329)
Expiration of statute of limitations	-	(306)	(369)

Balance at end of period	$4,363	$5,113	$5,009

Included in the balance as of January 2, 2011, are approximately $2.8 million of unrecognized tax benefits that, if recognized, would decrease our provision for income taxes. Within the next twelve months, we expect to settle or otherwise conclude certain ongoing state income tax audits. As such, it is possible that the unrecognized tax benefits would change within the next twelve months. However, the change in the unrecognized tax benefits cannot be estimated at this time.

Interest expense related to unrecognized tax benefits was $1.1 million, $0.5 million and $1.0 million in 2010, 2009 and 2008, respectively. Penalties expense related to unrecognized tax benefits was $0.3 million in 2010. During 2009 and 2008, we recognized a net benefit of approximately of $0.6 million and $0.5 million, respectively, from the reduction in our estimated penalties reserve for unrecognized tax benefits. The total amount of interest and penalties accrued related to unrecognized tax benefits as of January 2, 2011 and January 3, 2010 was $3.0 million and $2.6 million, respectively.

10.   Earnings Per Share:

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and unvested shares of restricted stock. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options, unamortized compensation cost of unvested restricted stock, and excess tax benefits arising in connection with these stock-based awards are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of EPS, basic and diluted:
	Fiscal Year
	2010	2009	2008
	(in thousands, except per share data)

Numerator:
Net income	$54,034	$61,194	$56,494

Denominator:
Basic weighted average common shares outstanding	21,163	22,835	23,825
Potential common shares for stock options and restricted stock	41	98	374
Diluted weighted average common shares outstanding	21,204	22,933	24,199

Earnings per share:
Basic	$2.55	$2.68	$2.37
Diluted	$2.55	$2.67	$2.33

Stock options to purchase 102,816 shares, 694,005 shares and 998,254 shares of our common stock were not included in the diluted EPS computations in 2010, 2009 and 2008, respectively, because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Stockholders’ Equity:

We have one class of common capital stock, our common stock, as disclosed on the Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.

Our articles of incorporation authorize our Board of Directors (“Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights, and certain other rights and preferences as determined by the Board. As of January 2, 2011 and January 3, 2010, there were no shares of Preferred B Stock issued or outstanding.

Stock Repurchase Program

Our Board has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During 2010, 2009 and 2008, we repurchased 2,184,515 shares, 1,775,089 shares and 4,911,041 shares, respectively, of our common stock at an aggregate purchase price of approximately $77.6 million, $52.6 million and $160.8 million, respectively, under the repurchase program. As of January 2, 2011, approximately $141.1 million remained available for share repurchases under our repurchase authorization.

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

Accumulated Other Comprehensive Income

The following table summarizes changes in the components of accumulated other comprehensive income (loss), net of taxes:

	Cash Flow Hedge	Foreign Currency	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance at December 31, 2007	$-	$7,011	$7,011
Change in derivative instrument	(4,295)	-	(4,295)
Foreign currency translation adjustments	-	(4,608)	(4,608)

Balance at December 28, 2008	(4,295)	2,403	(1,892)
Change in derivative instrument	815	-	815
Foreign currency translation adjustments	-	2,217	2,217

Balance at January 3, 2010	(3,480)	4,620	1,140
Change in derivative instrument	2,259	-	2,259
Foreign currency translation adjustments	-	1,123	1,123

Balance at January 2, 2011	$(1,221)	$5,743	$4,522

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Stock-Based Compensation Plans:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock to our employees and non-employee directors. In conjunction with stockholder approval of the restricted stock plans in fiscal year 2006, we discontinued the granting of stock options. The expense associated with previously granted stock options was recognized in the financial statements through 2009.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the consolidated financial statements:
	Fiscal Year
	2010	2009	2008
	(in thousands)

Total stock-based compensation cost	$7,529	$8,154	$6,173
Portion capitalized as property and equipment(1)	(191)	(220)	(193)
Stock-based compensation expense recognized(2)	$7,338	$7,934	$5,980

Tax benefit recognized from stock-based compensation awards	$2,839	$3,054	$2,272
______________
(1)Capitalized stock-based compensation cost attributable to our store development projects included in “Property and equipment, net” on the Consolidated Balance Sheets.

(2)Included in “General and administrative expense” in the Consolidated Statements of Earnings.

Restricted Stock Plans

We have adopted a restricted stock plan for our employees under which 2,300,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan provide for a vesting period of at least one year and no more than five years, and the full award may not vest in less than three years, subject to the terms of the employee restricted stock plan. The employee restricted stock plan provides for the granting of restricted stock units; however, as of January 2, 2011 none have been issued. We have also adopted a restricted stock plan for our non-employee directors under which 215,000 shares are authorized to be granted before May 1, 2020. As of January 2, 2011, a total of 1,418,427 shares remained available for future grant under our current restricted stock plans. Shares awarded under the non-employee directors restricted stock plan provide for a vesting period of four years. Shares of unvested stock issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares which are forfeited or cancelled may be re-granted under the plan.

The following table summarizes 2010 restricted stock activity for all plans (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards, January 3, 2010	712,227	$27.68
Granted	244,090	$35.74
Vested	(258,692)	$29.23
Forfeited	(49,390)	$30.26
Unvested restricted stock awards, January 2, 2011	648,235	$29.90

In 2009 and 2008, we granted 352,435 shares and 345,542 shares of restricted stock, respectively, at a weighted average grant date fair value of $24.66 and $26.74 per share, respectively. The awards we have granted since initiating our restricted stock grants in 2006 have had vesting periods of four years and 2010 represents the first year any awards have become fully vested. The total fair value of shares that vested during 2010, 2009 and 2008 was $7.6 million, $4.4 million and $3.6 million, respectively. On January 7, 2011, we granted an additional 18,088 shares at a grant date fair value of $38.59 per share under the non-employee directors restricted stock plan. As of January 2, 2011, unrecognized pretax stock-based compensation cost related to restricted stock awards was $13.0 million which will be recognized over a weighted average remaining vesting period of 1.7 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Stock-Based Compensation Plans (continued):

Stock Option Plans

We discontinued the granting of stock options in 2006. Under the stock option plans, employees and non-employee directors were granted options to purchase our common stock at a price equal to the market price of the underlying shares on the date of grant. The stock options we granted had vesting periods of one to four years and expire from five to seven years from the date of grant. As of January 2, 2011, all previously granted and currently outstanding stock options were fully vested and, if unexercised, will expire at various dates through March 2012. We issue new shares of our common stock when options are exercised.

The following table summarizes 2010 stock option activity and related information for all plans (except as otherwise noted, not presented in thousands):
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
				(in thousands)

Options outstanding, January 3, 2010	543,338	$35.19
Granted	-	-
Exercised	(181,043)	$31.99
Forfeited/cancelled	(300,845)	$36.66
Options outstanding, January 2, 2011	61,450	$37.41	0.9	$89

Options exercisable, January 2, 2011	61,450	$37.41	0.9	$89
______________

(1)Aggregate intrinsic value represents the difference between the closing market price of our common stock on the last day of the fiscal year, which was $38.83 on January 2, 2011, and the exercise price multiplied by the number of options outstanding.

Cash proceeds from the exercise of stock options totaled $5.8 million, $19.7 million, and $19.2 million in 2010, 2009 and 2008, respectively.  Stock options exercised during 2010, 2009 and 2008 had an aggregate intrinsic value (the amount by which the closing market price of our common stock on the date of exercise exceeded the exercise price multiplied by the number of shares) of $1.2 million, $10.6 million and $5.6 million respectively. All previously granted and currently outstanding stock options are fully vested. As such there is no unrecognized stock-based compensation cost related to stock options.

13.   Employee Benefit Plan:

We have adopted the CEC 401(k) Retirement and Savings Plan (the “401(k) Plan”), a defined contribution profit sharing plan that allows participants to defer a portion of their annual compensation on a pretax basis. Only non-highly compensated employees, as determined by the Internal Revenue Service, who are at least 18 years of age and who have completed minimum service requirements are eligible to participate in the 401(k) Plan. Each year, at our discretion, we may make an annual contribution to the 401(k) Plan out of our current or accumulated earnings. We made contributions in the form of our common stock of approximately $0.6 million, $0.6 million and $0.5 million for the 2009, 2008 and 2007 plan years, respectively. Commencing with the 2010 plan year, our discretionary contributions are based on a participant’s years of continuous employment and our comparable store sales for the year. As of January 2, 2011, we had accrued approximately $0.5 million for our contributions for the 2010 plan year, which will be paid in cash during fiscal 2011. As of January 2, 2011, 36,822 shares of our common stock remained available for future contributions to the 401(k) Plan. However, we currently intend to pay future contributions in cash.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Quarterly Results of Operations (Unaudited):

The following table summarizes our unaudited quarterly results of operations in 2010 and 2009:

	Quarters in Fiscal Year 2010
	April 4, 2010	July 4, 2010	Oct. 3, 2010	Jan. 2, 2011
	(in thousands, except per share data)

Food and beverage sales	$121,016	$89,064	$99,452	$88,709
Entertainment and merchandise sales	124,184	91,065	106,747	92,896

Company store sales	245,200	180,129	206,199	181,605
Franchise fees and royalties	1,127	857	945	1,186

Total revenues	246,327	180,986	207,144	182,791
Operating income	57,215	14,711	23,726	9,250
Income before income taxes	54,545	11,269	20,775	6,171
Net income (1)	33,862	4,778	12,581	2,813

Earnings per share:
Basic	$1.53	$0.22	$0.60	$0.14
Diluted	$1.53	$0.22	$0.60	$0.14

	Quarters in Fiscal Year 2009 (2)
	March 29, 2009	June 28, 2009	Sept. 27, 2009	Jan. 3, 2010
	(in thousands, except per share data)

Food and beverage sales	$128,479	$91,123	$95,060	$91,973
Entertainment and merchandise sales	118,581	92,676	101,860	94,811

Company store sales	247,060	183,799	196,920	186,784
Franchise fees and royalties	1,073	996	898	816

Total revenues	248,133	184,795	197,818	187,600
Operating income	59,214	16,955	23,435	11,361
Income before income taxes	56,140	13,860	20,666	8,282
Net income	34,052	8,994	12,711	5,437

Earnings per share:
Basic	$1.49	$0.39	$0.55	$0.24
Diluted	$1.48	$0.39	$0.55	$0.24
______________

(1)Net income included the effect of net unfavorable income tax adjustments of $3.0 million, which included $2.4 million we reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

(2)Our 2009 fiscal year consisted of 53 weeks. Each quarterly period had 13 weeks, except for the fourth quarterly period ended January 3, 2010 which had 14 weeks.

Quarterly operating results are not necessarily representative of operations for a full year. EPS amounts in each quarter are computed using the weighted average number of shares outstanding during the quarter and may not sum to EPS for the full year, which is computed using the weighted average number of shares outstanding during the full year.

15.   Subsequent Events:

On February 22, 2011, our Board approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. Our first quarterly dividend of $0.20 per share will be on April 21, 2011 to shareholders of record on March 24, 2011.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 2, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2011 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of January 2, 2011, our internal control over financial reporting was effective based on those criteria.

 Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 2, 2011, which is included in Item 8.  “Financial Statements and Supplementary Data” under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

During the quarterly period ended January 2, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

 PART   III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information Regarding the Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee Disclosure”.

We have adopted a Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the "Code of Ethics") that applies to the Chief Executive Officer, President, Chief Financial Officer and principal accounting officer.  Changes to and waivers granted with respect to the Code of Ethics related to the above named officers required to be disclosed pursuant to applicable rules and regulations will also be posted on our website at www.chuckecheese.com.

ITEM 11.  Executive Compensation.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting under the captions “Meetings and Committees of the Boards of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Director Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership”.

ITEM 13. Certain Relationships and Related Transactions, and Directors Independence.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting under the caption “Audit Committee Disclosure – Service Fees Billed in 2010 and 2009 by the Independent Registered Public Accounting Firm.”

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

Dated: February 24, 2011	CEC Entertainment, Inc.

/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak Michael H. Magusiak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ Tiffany B. Kice Tiffany B. Kice	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2011

/s/ Darin E. Harper Darin E. Harper	Vice President, Controller (Principal Accounting Officer)	February 24, 2011

/s/ Richard M. Frank Richard M. Frank	Executive Chairman of the Board of Directors	February 24, 2011

/s/ Tommy R. Franks Tommy R. Franks	Director	February 24, 2011

/s/ Richard T. Huston Richard T. Huston	Director	February 24, 2011

/s/ Tim T. Morris Tim T. Morris	Director	February 24, 2011

/s/ Louis P. Neeb Louis P. Neeb	Director	February 24, 2011

/s/ Cynthia Pharr Lee Cynthia Pharr Lee	Director	February 24, 2011

/s/ Walter Tyree Walter Tyree	Director	February 24, 2011

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director	February 24, 2011

EXHIBIT INDEX

Exhibit
Number                                                                           Description

3.1
Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1
Second Restated Articles of Incorporation of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.3
Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1
Second Amended and Restated Credit Agreement dated October 19, 2007 by  and among CEC Entertainment Concepts, L.P., as the Borrower, the Company, as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, N.A. and SunTrust Bank, as Co-Documentation Agents, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Co-Lead Arrangers and Co-Book Managers and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on October 23, 2007)

10.2 §
Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on February 26, 2010)

10.3 §
Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on February 26, 2010)

10.4 §
1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119218) as filed with the Commission on September 23, 2004)

10.5 §
Form of Stock Option Agreement under the Company’s 1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.6 §
Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119225) as filed with the Commission on September 23, 2004)

10.7 §
Form of Stock Option Agreement under the Company’s Non-Employee Directors Stock Option Plan (incorporated by referenced to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.8 §
CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.9 § *	Form of Restricted Stock Agreement under the Company’s Third Amended and Restated 2004 Restricted Stock Plan

10.10 §
CEC Entertainment, Inc. Second Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 4, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on August 5, 2010)

Exhibit
Number                                                                           Description

10.11 § *	Form of Restricted Stock Agreement under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan

10.12 §
Summary of Director Compensation (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on March 22, 2010 under the section entitled “Director Compensation” on page 56)

10.13 §
Summary of Incentive Bonus Plan (incorporated by reference to the Company’s Definitive Proxy Statement (File No.  001-13687) as filed with the Commission on March 22, 2010 under the section entitled “Compensation Discussion and Analysis—How We Determine the Amount and Material Terms of Each Element of Compensation—Cash Bonus—Incentive Bonus Plan” on page 32)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 26, 2010)

23.1 *	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

______________
*	Filed herewith.
**	Furnished herewith.
§	Management contract or compensatory plan, contract or arrangement.
†
Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.