Form 10-Q
period 2011-04-03
CEC ENTERTAINMENT INC
filed 2011-05-05
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of April 25, 2011, an aggregate of 19,846,182 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 3, 2011	January 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$20,252	$19,269
Accounts receivable	13,512	32,237
Inventories	17,542	18,485
Prepaid expenses	17,893	13,942
Deferred tax asset	3,419	3,420
Total current assets	72,618	87,353

Property and equipment, net	679,918	683,192
Other noncurrent assets	8,127	7,484
Total assets	$760,663	$778,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$957	$936
Accounts payable	35,312	42,844
Accrued expenses	44,723	32,968
Unearned revenues	9,450	9,393
Accrued interest	1,738	957
Derivative instrument liability	730	1,976
Total current liabilities	92,910	89,074

Capital lease obligations, less current portion	10,622	10,326
Revolving credit facility borrowings	337,000	377,000
Deferred rent liability	51,799	51,522
Deferred landlord contributions	28,479	28,913
Deferred tax liability	53,006	43,038
Accrued insurance	13,506	13,144
Other noncurrent liabilities	6,458	6,950
Total liabilities	593,780	619,967

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,579,275 and 61,436,229 shares issued, respectively	6,158	6,144
Capital in excess of par value	435,924	436,051
Retained earnings	786,529	756,448
Accumulated other comprehensive income	5,838	4,522
Less treasury stock, at cost; 41,733,093 and 41,128,869 shares, respectively	(1,067,566)	(1,045,103)
Total stockholders’ equity	166,883	158,062
Total liabilities and stockholders’ equity	$760,663	$778,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2011	2010
REVENUES
Food and beverage sales	$123,757	$121,016
Entertainment and merchandise sales	131,459	124,184
Company store sales	255,216	245,200
Franchise fees and royalties	1,186	1,127
Total revenues	256,402	246,327

OPERATING COSTS AND EXPENSES
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	28,903	27,619
Cost of entertainment and merchandise (exclusive of items shown separately below)	10,160	10,050
	39,063	37,669
Labor expenses	63,637	60,595
Depreciation and amortization	20,752	19,606
Rent expense	18,485	17,486
Other store operating expenses	32,994	31,034
Total Company store operating costs	174,931	166,390
Advertising expense	9,067	9,037
General and administrative expenses	14,055	13,685
Total operating costs and expenses	198,053	189,112

Operating income	58,349	57,215
Interest expense	2,754	2,670
Income before income taxes	55,595	54,545
Income taxes	21,513	20,683
Net income	$34,082	$33,862

Earnings per share:
Basic	$1.71	$1.53
Diluted	$1.71	$1.53

Weighted average shares outstanding:
Basic	19,938	22,076
Diluted	19,979	22,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three Months Ended April 3, 2011
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total

Balance at January 2, 2011	61,436,229	$6,144	$436,051	$756,448	$4,522	41,128,869	$(1,045,103)	$158,062
Net income	-	-	-	34,082	-	-	-	34,082
Change in fair value of cash flow hedge, net of income taxes of ($5)	-	-	-	-	(9)	-	-	(9)
Hedging loss realized in earnings, net of income taxes of $488	-	-	-	-	772	-	-	772
Foreign currency translation adjustments, net of income taxes of $88	-	-	-	-	553	-	-	553
Comprehensive income								35,398
Stock-based compensation costs	-	-	1,885	-	-	-	-	1,885
Stock options exercised	2,588	-	82	-	-	-	-	82
Restricted stock issued, net of forfeitures	213,218	21	(21)	-	-	-	-	-
Tax benefit from stock options and restricted stock	-	-	645	-	-	-	-	645
Restricted stock returned for taxes	(72,760)	(7)	(2,718)	-	-	-	-	(2,725)
Cash dividends declared ($0.20 per share)	-	-	-	(4,001)	-	-	-	(4,001)
Purchases of treasury stock	-	-	-	-	-	604,224	(22,463)	(22,463)
Balance at April 3, 2011	61,579,275	$6,158	$435,924	$786,529	$5,838	41,733,093	$(1,067,566)	$166,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CEC ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 3,	April 4,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,082	$33,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,914	19,797
Deferred income taxes	10,007	(1,255)
Stock-based compensation expense	1,835	1,912
Amortization of landlord contributions	(532)	(509)
Amortization of deferred debt financing costs	70	70
Loss on asset disposals, net	462	552
Other adjustments	(9)	19
Changes in operating assets and liabilities:
Accounts receivable	3,408	15,307
Inventories	943	536
Prepaid expenses	(4,566)	(3,979)
Accounts payable	(2,064)	5,777
Accrued expenses	3,851	1,310
Unearned revenues	57	1,837
Accrued interest	(213)	11
Income taxes payable	19,363	15,746
Deferred rent liability	828	233
Deferred landlord contributions	25	531
Net cash provided by operating activities	88,461	91,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,390)	(20,954)
Other investing activities	(524)	(1,124)
Net cash used in investing activities	(22,914)	(22,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(40,000)	(49,800)
Payments on capital lease obligations	(231)	(213)
Exercise of stock options	82	2,385
Excess tax benefit realized from stock-based compensation	698	564
Payment of taxes for returned restricted shares	(2,725)	(2,732)
Treasury stock acquired	(22,463)	(16,916)
Other financing activities	(2)	1
Net cash used in financing activities	(64,641)	(66,711)

Effect of foreign exchange rate changes on cash	77	(38)

Change in cash and cash equivalents	983	2,930

Cash and cash equivalents at beginning of period	19,269	17,361

Cash and cash equivalents at end of period	$20,252	$20,291

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,832	$2,633
Income taxes (refunded) paid, net	$(8,108)	$58

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$5,685	$5,740
Common stock issued under 401(k) plan	$-	$603
Declaration of dividends	$4,001	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Our consolidated financial statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements because we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities, (b) provide it unsecured lines of credit, and (c) own the majority of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities and operating results of the Association are not material to our consolidated financial statements. We provide unsecured lines of credit to the Association which it uses to fund deficiencies in its media and advertising funds.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather as an offset to reported expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising and media funds from our franchisees reflected as offsets to reported advertising expenses were approximately $0.7 million each for the three months ended April 3, 2011 and April 4, 2010.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of April 3, 2011 and for the three months ended April 3, 2011 and April 4, 2010 are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at January 2, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnote disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 2, 2011 on February 24, 2011.

Recently Issued Accounting Guidance

Newly Adopted Accounting Guidance: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. We adopted this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year. The adoption of this guidance did not have a material effect on our consolidated financial statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Inventories:

Inventories consisted of the following:

	April 3, 2011	January 2, 2011
	(in thousands)

Food and beverage	$4,329	$3,809
Entertainment and merchandise	13,213	14,676
	$17,542	$18,485

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games that may also be sold to our customers and birthday party and other supplies needed for our entertainment operations.

3.	Revolving Credit Facility:

	April 3, 2011	January 2, 2011
	(in thousands)
Revolving credit facility borrowings	$337,000	$377,000

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an additional $50.0 million in borrowings at any time. As of April 3, 2011, there were $337.0 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under the credit facility. Based on the type of borrowing, the credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of April 3, 2011, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.24% - 0.31%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Including the effect of our interest rate swap contract discussed in Note 4 “Derivative Instrument,” the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.8% and 2.9% for the three months ended April 3, 2011 and April 4, 2010, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to comply with financial covenant ratios, including a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0, as defined in the revolving credit facility agreement. Additionally, the terms of the revolving credit facility agreement limit the amount of our repurchases of our common stock and cash dividends we may pay on our common stock based on certain financial covenants and criteria. As of April 3, 2011, we were in compliance with these covenants.

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

Cash Flow Hedge

We have entered into a $150.0 million notional amount interest rate swap contract to effectively convert a portion of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% at April 3, 2011. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

We have designated the swap contract as a cash flow hedge. Accordingly, gains or losses from changes in its fair value that are determined to be effective in mitigating our exposure to changes in interest payments on the hedged amount of revolving credit facility debt are reported on the unaudited Condensed Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Throughout the term of the swap contract, the unrealized gains or losses we have reported in accumulated other comprehensive income will be recognized in earnings when the variable interest rate of the debt affects earnings. The ineffective portion of any gains or losses would be recorded immediately in earnings.

The following table summarizes the location and fair value of the derivative instrument in our unaudited Condensed Consolidated Balance Sheets:

		April 3,	January 2,
	Balance Sheet Location	2011	2011
Derivative designated as hedging instrument:		(in thousands)
Interest rate swap contract	Derivative instrument liability(1) (2)	$730	$1,976
______________
(1)	As of April 3, 2011, the estimated fair value was recorded as a $0.7 million current liability.
(2)	As of January 2, 2011, the estimated fair value was recorded as a $2.0 million current liability.

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

	Three Months Ended
	April 3, 2011	April 4, 2010
Derivative in cash flow hedging relationship:	(in thousands)
Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(14)	$(790)
Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(1,260)	$(1,276)

There were no ineffective gains or losses recognized during the three months ended April 3, 2011. We expect that approximately $0.4 million, net of taxes, of the change in fair value of the swap contract included in “Accumulated other comprehensive income” as of April 3, 2011 will be realized in earnings as additional interest expense during the second quarter of 2011 when the interest rate swap contract expires.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Derivative Instrument (continued):

Fair Value Measurement

Our interest rate swap contract is not traded on a public exchange. Therefore, its fair value is determined using the present value of expected future cash flows arising from the contract which approximates an amount to be received from or paid to a market participant for this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy. For more information regarding fair value measurements, refer to Note 1 “Fair Value Measurements” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 on February 24, 2011.

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

Our liability for uncertain tax positions (including tax, interest and penalties) increased from $4.4 million as of January 2, 2011 to $4.9 million as of April 3, 2011, primarily in connection with additions relating to current year tax positions and adjustments to the liability relating to prior years’ tax positions (net of decreases resulting from expiring statutes of limitation). The increase also includes the accrual of approximately $0.2 million of additional interest and penalties relating to uncertain tax positions which are included in “General and administrative expenses”.

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended
	April 3,	April 4,
	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income	$34,082	$33,862
Denominator:

Basic weighted average common shares outstanding	19,938	22,076
Potential common shares for stock options and restricted stock	41	30

Diluted weighted average common shares outstanding	19,979	22,106

Earnings per share:
Basic	$1.71	$1.53
Diluted	$1.71	$1.53

Stock options to purchase 38,094 shares and 250,613 shares of common stock for the three months ended April 3, 2011 and April 4, 2010, respectively were not included in the diluted EPS computations because the exercise prices of these options were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

8.	Stock-Based Compensation:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock and, prior to fiscal 2006, stock options to our employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in the consolidated financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in the unaudited condensed consolidated financial statements:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Total stock-based compensation cost	$1,885	$1,957
Portion capitalized as property and equipment (1)	(50)	(45)
Pre-tax stock-based compensation expense recognized (2)	$1,835	$1,912
_______________
(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation is included in “Property and equipment, net” in the unaudited Condensed Consolidated Balance Sheets.

(2)	Included in “General and administrative expense” in the unaudited Condensed Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Stock-Based Compensation (continued):

As of April 3, 2011, there was $19.3 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.9 years. All previously granted and currently outstanding stock options are fully vested. As such there is no unrecognized stock-based compensation cost related to stock options.

9.	Stockholders’ Equity:

Stock Repurchase Program

Our Board of Directors (the “Board”) has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the three months ended April 3, 2011, we repurchased 604,224 shares of our common stock at an aggregate purchase price of approximately $22.5 million under the repurchase program. As of April 3, 2011, approximately $118.7 million remained available for share repurchases under our repurchase authorization.

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

Cash Dividend

On February 22, 2011, our Board approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. Our first quarterly dividend of $0.20 per share was paid on April 21, 2011 to stockholders of record on March 24, 2011.

Stock Options

During the three months ended April 3, 2011, 2,588 shares of common stock were issued from the exercise of stock options for cash proceeds of approximately $0.1 million.

Restricted Stock

The following table summarizes restricted stock activity during the three months ended April 3, 2011 (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 2, 2011	648,235	$29.90
Granted	219,055	$38.16
Vested	(244,637)	$30.07
Forfeited	(5,837)	$29.88
Unvested restricted stock awards, April 3, 2011	616,816	$32.77

During the three months ended April 3, 2011, employees and non-employee directors tendered 72,760 shares of common stock to satisfy tax withholding requirements on the vesting of restricted stock at an average price per share of $37.45.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us” and “our” refer to CEC Entertainment, Inc.® and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 filed on February 24, 2011. Our MD&A is presented in the following sections:

•	Executive Summary
•	Overview of Operations
•	Results of Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recently Issued Accounting Guidance

Executive Summary

•	Revenues increased 4.1% during the first quarter of 2011 compared to the same period in 2010.
-	Comparable store sales increased 1.1%.
-	Weighted average Company-owned store count increased by approximately eight stores.
-	Menu prices increased on average 2.1%.

•	Operating income as a percentage of total revenues decreased 0.4 percentage points to 22.8%, primarily reflecting increases in store labor, other operating expenses, depreciation and rent expense.

•
Diluted earnings per share for the first quarter of 2011 increased 11.8% to $1.71 compared to $1.53 in the same period in 2010. Earnings per share benefited from our cumulative repurchase of approximately 2.8 million shares of our common stock since the beginning of the first quarter of 2010.

•	We repurchased approximately 0.6 million shares of our common stock during the first quarter of 2011 at an average price of $37.18 a share.

•	During the first quarter of 2011, we completed 25 capital initiatives consisting of one store relocation, three expansions and 21 game enhancements.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s®” in 48 states and seven foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill oriented games, video games, rides and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended
	April 3,	April 4,
	2011	2010
Number of Company-owned stores:
Beginning of period	507	497
New (1)	1	-
Acquired from franchisees	-	1
Closed (1)	(1)	-
End of period	507	498

Number of franchised stores:
Beginning of period	47	48
New	1	1
Acquired by the Company	-	(1)
Closed	(1)	-
End of period	47	48
______________
(1)	Both the new and closed store in the first quarter of 2011 represents our relocated store.

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

Seasonality and Variation in Quarterly Results

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

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2011 fiscal year will consist of 52 weeks and our 2010 fiscal year consisted of 53 weeks.

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended
	April 3, 2011		April 4, 2010
	(in thousands, except percentages)
Food and beverage sales	$123,757	48.5%	$121,016	49.4%
Entertainment and merchandise sales	131,459	51.5%	124,184	50.6%
Company store sales	$255,216	100.0%	$245,200	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	April 3, 2011		April 4, 2010
	(in thousands, except percentages)
Company store sales	$255,216	99.5%	$245,200	99.5%
Franchise fees and royalties	1,186	0.5%	1,127	0.5%
Total revenues	256,402	100.0%	246,327	100.0%
Company store operating costs:
Cost of food and beverage (1)	28,903	23.4%	27,619	22.8%
Cost of entertainment and merchandise (2)	10,160	7.7%	10,050	8.1%
Cost of food, beverage, entertainment and merchandise (3)	39,063	15.3%	37,669	15.4%
Labor expenses (3)	63,637	24.9%	60,595	24.7%
Depreciation and amortization (3)	20,752	8.1%	19,606	8.0%
Rent expense (3)	18,485	7.2%	17,486	7.1%
Other store operating expenses (3)	32,994	12.9%	31,034	12.7%
Total Company store operating costs (3)	174,931	68.5%	166,390	67.9%
Advertising expense	9,067	3.5%	9,037	3.7%
General and administrative expenses	14,055	5.5%	13,685	5.6%
Total operating costs and expenses	198,053	77.2%	189,112	76.8%
Operating income	58,349	22.8%	57,215	23.2%
Interest expense	2,754	1.1%	2,670	1.1%
Income before income taxes	$55,595	21.7%	$54,545	22.1%
__________________
(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

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

Three Months Ended April 3, 2011 Compared to Three Months Ended April 4, 2010

Revenues

Company store sales increased 4.1% to $255.2 million during the first quarter of 2011 compared to $245.2 million in the first quarter of 2010 primarily due to a 1.1% increase in comparable store sales and a weighted average net increase of approximately eight Company-owned stores. The increase in comparable store sales is partially attributable to menu prices increased approximately 2.1% during the first quarter of 2011 as compared to the first quarter of 2010. We also believe the various strategies we have implemented, including the ongoing capital initiatives at our stores, an enhanced marketing plan and a continuing focus on increasing birthday parties contributed to the comparable store sales increase during the first quarter of 2011.

Our Company store sales mix was 48.5% food and beverage sales and 51.5% entertainment and merchandise sales during the first quarter of 2011 compared to 49.4% and 50.6%, respectively, in the first quarter of 2010.  We believe the mix shift from food and beverage to entertainment and merchandise is primarily the effect of recent changes in the component mix of coupons promoting bundled packages, resulting in more of the price being allocated to entertainment revenue.

Company Store Operating Costs

Cost of food, beverage, entertainment and merchandise as a percentage of Company store sales is influenced by both the cost of products, as well as the overall mix of company store sales due to the fact that entertainment and merchandise sales have higher margins then food and beverage sales. For the first quarter of 2011, the cost of food, beverage, entertainment and merchandise as a percentage of Company store sales decreased 0.1 percentage point to 15.3% compared to 15.4% in the first quarter of 2010. This decrease is primarily related to a reduction in beverage costs and is largely offset by an increase in certain commodity costs.

Cost of food and beverage as a percentage of food and beverage sales increased 0.6 percentage points to 23.4% during the first quarter of 2011 compared to 22.8% in the first quarter of 2010 primarily due to an increase in certain commodity prices and the deleveraging effect of the sales mix shift to entertainment and merchandise revenue related to component changes in our bundled value meals and coupons.  During the first quarter of 2011, the average price per pound of cheese increased approximately $0.30, or 21%, and produce prices increased approximately 15%. This increase was partially offset by a reduction in our beverage costs.

Cost of entertainment and merchandise as a percentage of entertainment and merchandise sales decreased 0.4 percentage points to 7.7% during the first quarter of 2011 from 8.1% in the first quarter of 2010 primarily due to the leveraging effect of the sales mix shift to entertainment and merchandise revenue related to component changes in our bundled value meals and coupons.

Labor expenses as a percentage of Company store sales increased 0.2 percentage points to 24.9% during the first quarter of 2011 compared to 24.7% in the first quarter of 2010 primarily due to a 0.9% increase in the average hourly wage rate and higher benefit costs.

Depreciation and amortization expense related to our stores increased $1.2 million to $20.8 million during the first quarter of 2011 compared to $19.6 million in the first quarter of 2010 primarily due to the ongoing capital investment initiatives occurring at our existing stores and new store development.

Store rent expense increased $1.0 million to $18.5 million during the first quarter of 2011 compared to $17.5 million in the first quarter of 2010 primarily due to an increase in our leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses as a percentage of Company store sales increased 0.2 percentage points to 12.9% during the first quarter of 2011 compared to 12.7% in the first quarter of 2010 primarilly due to a net increase in various store related operating costs.

Advertising Expense

Advertising expense as a percentage of total revenues decreased 0.2 percentage points to 3.5% during the first quarter of 2011 from 3.7% in the first quarter of 2010 primarily due to the leveraging effect of higher sales during the first quarter of 2011.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $14.1 million during the first quarter of 2011 from $13.7 million in the first quarter of 2010 primarilly due to a net increase in various corporate office overhead costs.

Interest Expense

Interest expense increased to $2.8 million during the first quarter of 2011 compared to $2.7 million in the first quarter of 2010 primarily due to a higher average debt balance outstanding between the two periods. The average debt balance outstanding under our revolving credit facility increased to $358.2 million during the first quarter of 2011 compared to $323.1 million during the first quarter of 2010.  The increase in interest expense was partially offset by a decrease in our weighted average effective interest rate incurred on borrowings under our revolving credit facility from 2.9% in the first quarter of 2010 to 2.8% in the first quarter of 2011.

Income Taxes

Our effective income tax rate was 38.7% and 37.9% during the first quarter of 2011 and 2010, respectively. The increase in our effective tax rate was due to higher effective state tax rates including liabilities for uncertain tax positions and to a lesser extent increases in permanent differences and an estimated decrease in wage related federal tax credits.

Diluted Earnings Per Share

Diluted earnings per share increased to $1.71 per share for the first quarter of 2011 from $1.53 per share in the first quarter of 2010 primarily due to a 9.6% decrease in the number of weighted average diluted shares outstanding between the two periods. The increase in diluted earnings per share between the two periods was impacted by our repurchase of approximately 2.8 million shares of our common stock since the beginning of the first quarter of 2010. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first quarter of 2011 attributable solely to these repurchases benefited our earnings per share in the first quarter of 2011 by approximately $0.11. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2010 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2010 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of the first quarter of 2010.

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

Our primary requirements for cash provided by operating activities relate to planned capital expenditures and servicing our debt. We may also use cash from operations to pay dividends to our stockholders and make repurchases of our common stock.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Three Months Ended
	April 3,	April 4,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$88,461	$91,757
Net cash used for investing activities	(22,914)	(22,078)
Net cash used for financing activities	(64,641)	(66,711)
Effect of foreign exchange rate changes on cash	77	(38)
Change in cash and cash equivalents	$983	$2,930
Interest paid	$2,832	$2,633
Income taxes (refunded) paid, net	$(8,108)	$58

	April 3, 2011	January 2, 2011
	(in thousands)
Cash and cash equivalents	$20,252	$19,269
Revolving credit facility borrowings	$337,000	$377,000
Available unused commitments under revolving credit facility	$202,341	$162,341

Cash Flows – Operating Activities

Net cash provided by operating activities decreased $3.3 million to $88.5 million during the first three months of 2011 from $91.8 million in the first three months of 2010. The decrease was primarily attributable to decreases in our working capital.

Our cash interest payments increased $0.2 million to $2.8 million during the first three months of 2011 from $2.6 million in the first three months of 2010 primarily due to an increase in the average debt balance outstanding under our revolving credit facility between the two periods.

Our cash payments for income taxes, net of refunds received, decreased $8.2 million to a net refund of $8.1 million during the first three months of 2011 from a payment of $0.1 million in the first three months of 2010 primarily due to the refund of an overpayment of $9.0 million of federal income tax relating to our 2010 tax year which was received in the first quarter of 2011. The refund was primarily due to additional tax depreciation stemming from the enactment of beneficial depreciation rules signed into law in December 2010.

Cash Flows – Investing Activities

Net cash used in investing activities increased $0.8 million to $22.9 million during the first three months of 2011 from $22.1 million in the first three months of 2010, primarily due to the timing of capital payments for many of the initiatives completed in the fourth quarter of 2010.

Cash Flows – Financing Activities

Net cash used in financing activities decreased $2.1 million to $64.6 million during the first three months of 2011 from $66.7 million in the first three months of 2010. During the first three months of 2011, we made repayments on the outstanding borrowings under our revolving credit facility of $40.0 million, compared to the same period in 2010 when we made repayments of $49.8 million. This decrease in repayments was primarily related to our share repurchases during 2011. During the first three months of 2011, our repurchases of our common stock increased $5.6 million to $22.5 million compared to $16.9 million during the same period last year. Also, during the first three months of 2011, cash proceeds received through the exercise of employee stock options decreased $2.3 million compared to the same period in 2010 due to a decline in the number of exercisable awards outstanding.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant since our customers pay for their purchases in cash or credit cards at the time of the sale, enabling us to monetize many of our inventory items before we have to pay suppliers for such items. We attempt to maintain only sufficient inventory of supplies in our stores to satisfy current operational needs. Since our accounts payable are generally due in five to 30 days, we are able to operate with a net working capital deficit (current liabilities in excess of current assets). Our net working capital deficit increased to $19.6 million at April 3, 2011 from $1.7 million at January 2, 2011 primarily due to variations in the timing and amount of payments for accounts payable, income taxes and collection of receivables.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

We have a revolving credit facility providing for total borrowings of up to $550.0 million. The credit facility, which matures in October 2012, also includes an accordion feature allowing us, subject to lender approval, to request an increase to the revolving commitment of up to $50.0 million in borrowings at any time. As of April 3, 2011, there were $337.0 million of borrowings and approximately $10.7 million of letters of credit issued but undrawn under our credit facility. Based on the type of borrowing, the credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.50%. As of April 3, 2011, borrowings under the credit facility incurred interest at LIBOR (ranging from 0.24% - 0.31%) plus 1.00% or prime (3.25%). A commitment fee of 0.1% to 0.3%, depending on our financial performance and debt levels, is payable on a quarterly basis on any unused credit line. All borrowings under the credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

During the first three months of 2011, we decreased the outstanding debt balance under our revolving credit facility by $40 million to $337.0 million as of April 3, 2011 from $377.0 million as of January 2, 2011. Including the effect of our interest rate swap contract, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.8% and 2.9% for the three months ended April 3, 2011 and April 4, 2010, respectively.

Our revolving credit facility agreement contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

●
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

●
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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of April 3, 2011, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.24 to 1 and a consolidated leverage ratio of 1.81 to 1.

Interest Rate Swap

We have maintained an interest rate swap contract to effectively convert $150.0 million of our variable rate revolving credit facility debt to a fixed interest rate. The contract, which matures in May 2011, requires us to pay a fixed rate of 3.62% while receiving variable payments from the counterparty at the three-month LIBOR rate. Including the 1.00 percentage point applicable margin incurred on our revolving credit facility, the effective interest rate of the swap contract was 4.62% as of April 3, 2011. The differential amounts receivable or payable under the swap contract are recorded over the life of the contract as adjustments to interest expense.

As of April 3, 2011, the estimated fair value of the swap contract was a liability of approximately $0.7 million. Refer to Note 4 “Derivative Instrument” of our condensed consolidated financial statements for a more complete discussion of our interest rate swap contract.

Cash Dividend

On February 22, 2011, our Board of Directors (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. Our first quarterly dividend of $0.20 per share was paid on April 21, 2011 to stockholders of record on March 24, 2011. We expect to continue to pay quarterly dividends.  However, there can be no assurance that future dividends will be declared or paid.  The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by the Board each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

Our future capital expenditures are expected to be primarily for reinvestment into our existing Company-owned store base through various capital initiatives and the development or acquisition of additional Company stores. We estimate capital expenditures in 2011 will total approximately $92 million to $93 million, including approximately $63 million related to capital initiatives for our existing stores, approximately $14 million related to new store development and the remainder for other store initiatives, general store requirements and corporate capital expenditures. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our revolving credit facility.

The following tables summarize certain information regarding the Company's actual and our projected capital expenditure activities during each of the periods presented:

	Three Months Ended
	April 3,	April 4,
	2011	2010
Existing Company-owned store initiatives:
Game Enhancements	21	48
Major Remodels	-	4
Store Expansions	3	6
Total completed	24	58

New Company store development and franchise acquisition (1)	1	1
_________________
(1)  The company-owned store added in 2011 was a relocated store.  The company-owned store added in 2010 was a store acquired from a franchisee.

	Estimated Average Cost Per Project	Projected Completions Fiscal Year 2011	Actual Completions Fiscal Year 2010
	(in millions)
Investment in existing Company-owned stores:
Game Enhancements (1)	$0.1 to $0.2	140 to 150	180
Major Remodels	$0.6	15 to 20	15
Store Expansions	$1.0	30 to 35	28
Total		185 to 205	223

New Company store development and franchise store acquisitions: (2)	$2.7 to $2.8	5	12
_________________
(1)
2010 included incremental game enhancements completed for stores located in the Los Angeles, San Diego, Chicago, and Philadelphia market areas in conjunction with local television advertising. The Company is not projecting this incremental capital spending during 2011.

(2)
New Company-owned stores projected to be developed during 2011 include three stores that will be relocated. Company-owned stores added during 2010 included five stores we acquired from franchisees and two stores we relocated.

Investment in Existing Company-owned Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing Company-owned stores. For our existing stores, we currently utilize the following capital initiatives: (a) game enhancements, (b) major remodels, and (c) store expansions. We believe these capital initiatives are essential to preserving our existing sales and cash flows and provide a solid foundation for long term revenue growth.

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

New Company store development. Our plan for new store development is typically focused on opening high sales volume stores in densely populated areas. We expect the cost of opening new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Share Repurchases

Our Board has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the three months ended April 3, 2011, we repurchased 604,224 shares of our common stock at an aggregate purchase price of approximately $22.5 million, and as of April 3, 2011, approximately $118.7 million remained available for share repurchases under our repurchase authorization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of April 3, 2011, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2010.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 filed on February 24, 2011.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with  accounting principles generally accepted in the United States of America (“GAAP”) which requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions. Results of operations of interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 filed on February 24, 2011. We believe that as of April 3, 2011 there has been no material change to the information concerning our critical accounting policies and estimates.

Recently Issued Accounting Guidance

Refer to Note 1 “Basis of Presentation and Recently Issued Accounting Guidance” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the new accounting guidance we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 filed on February 24, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) incurred on our revolving credit facility, which at April 3, 2011 had borrowings outstanding of $337 million. We have maintained an interest rate swap contract which effectively fixes the LIBOR component of our interest rate to a fixed rate of 3.62% on $150.0 million of our borrowings leaving us with $187 million of variable rate debt as of April 3, 2011. After giving effect to the interest rate swap which expires in May 2011, a 100 basis point increase in the variable interest rates on our revolving credit facility at April 3, 2011, assuming no change in our outstanding debt balance, would increase our annual interest expense by approximately $1.9 million.

Commodity Price Risk

Commodity prices of certain food products that we purchase, primarily cheese and dough, vary throughout the year due to changes in demand, supply and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of the commodity prices from period to period. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cheese block price per pound (approximately $0.17 as of April 3, 2011) would have been approximately $0.4 million for the first three months of 2011. The estimated increase in our food costs from a hypothetical 10 percent increase in the average dough price per pound (approximately $0.04 as of April 3, 2011) would have been approximately $0.2 million for the first three months of 2011.

Foreign Currency Risk

As of April 3, 2011, we operated a total of 14 Company-owned stores in Canada. As a result, we have market risk associated with changes in the value of the Canadian dollar. These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income,” and potentially result in transaction gains or losses, which are included in our earnings. During the first three months of 2011, our Canada stores represented approximately 1.3% of our operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first three months of 2011 would have reduced our reported operating income by less than $0.1 million.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 3, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2011 and filed on February 24, 2011. The risks set forth in those risk factors are not the only risks we face in conducting our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the first quarter of 2011 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 3 - January 30, 2011	2,522	$38.59	-	$141,126,354
January 31 - February 27, 2011	53,596	$37.32	-	$141,126,354
February 28 - April 3, 2011	620,866	$37.19	604,224	$118,663,102
Total	676,984	$37.21	604,224	$118,663,102
_________________
(1)
For the periods ended January 30, February 27 and April 3, 2011, the total number of shares purchased included 2,522 shares, 53,596 shares and 16,642 shares, respectively, tendered by employees and non-employee directors at an average price per share of $38.59, $37.32 and $37.72, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees and non-employee directors to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

CEC ENTERTAINMENT, INC.

May 5, 2011	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2011		/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 5, 2011		/s/ Darin E. Harper
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