Form 10-Q
period 2011-07-03
CEC ENTERTAINMENT INC
filed 2011-08-05
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

As of July 29, 2011, an aggregate of 19,407,163 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2011	January 2, 2011
	(in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$17,376	$19,269
Accounts receivable	14,083	32,237
Inventories	17,776	18,485
Prepaid expenses	18,130	13,942
Deferred tax asset	3,420	3,420

Total current assets	70,785	87,353

Property and equipment, net	680,430	683,192
Other noncurrent assets	8,028	7,484

Total assets	$759,243	$778,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$945	$936
Accounts payable	31,476	42,844
Accrued expenses	41,419	32,968
Unearned revenues	9,087	9,393
Accrued interest	1,580	957
Derivative instrument liability	—	1,976

Total current liabilities	84,507	89,074

Capital lease obligations, less current portion	10,409	10,326
Revolving credit facility borrowings	356,500	377,000
Deferred rent liability	52,087	51,522
Deferred landlord contributions	28,693	28,913
Deferred tax liability	55,219	43,038
Accrued insurance	13,506	13,144
Other noncurrent liabilities	3,401	6,950

Total liabilities	604,322	619,967

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,589,265 and 61,436,229 shares issued, respectively	6,159	6,144
Capital in excess of par value	438,413	436,051
Retained earnings	789,093	756,448
Accumulated other comprehensive income	6,378	4,522
Less treasury stock, at cost; 42,178,093 and 41,128,869 shares, respectively	(1,085,122)	(1,045,103)

Total stockholders’ equity	154,921	158,062

Total liabilities and stockholders’ equity	$759,243	$778,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

REVENUES:
Food and beverage sales	$88,379	$89,064	$212,136	$210,080
Entertainment and merchandise sales	96,825	91,065	228,284	215,249

Total Company store sales	185,204	180,129	440,420	425,329
Franchise fees and royalties	1,012	857	2,198	1,984

Total revenues	186,216	180,986	442,618	427,313

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	22,087	19,967	50,990	47,586
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,351	7,736	17,511	17,786

Total cost of food, beverage, entertainment and merchandise	29,438	27,703	68,501	65,372
Labor expenses	52,242	51,777	115,879	112,372
Depreciation and amortization	20,906	19,836	41,658	39,442
Rent expense	18,334	17,440	36,819	34,926
Other store operating expenses	30,252	29,698	63,246	60,732

Total Company store operating costs	151,172	146,454	326,103	312,844

Other costs and expenses:
Advertising expense	8,849	8,385	17,916	17,422
General and administrative expenses	13,224	11,436	27,279	25,121

Total operating costs and expenses	173,245	166,275	371,298	355,387

Operating income	12,971	14,711	71,320	71,926

Interest expense	2,286	3,442	5,040	6,112

Income before income taxes	10,685	11,269	66,280	65,814

Income taxes	4,183	6,491	25,696	27,174

Net income	$6,502	$4,778	$40,584	$38,640

Earnings per share:
Basic	$0.34	$0.22	$2.07	$1.77
Diluted	$0.34	$0.22	$2.06	$1.77

Weighted average shares outstanding:
Basic	19,323	21,544	19,630	21,810
Diluted	19,359	21,592	19,669	21,849

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 3, 2011

(Unaudited)

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total
	(in thousands, except share amounts)

Balance at January 2, 2011	61,436,229	$6,144	$436,051	$756,448	$4,522	41,128,869	$(1,045,103)	$158,062
Net income	—	—	—	40,584	—	—	—	40,584
Hedging loss realized in earnings, net of income taxes of $770	—	—	—	—	1,221	—	—	1,221
Foreign currency translation adjustments, net of income taxes of $100	—	—	—	—	635	—	—	635

Comprehensive income								42,440

Stock-based compensation costs	—	—	3,879	—	—	—	—	3,879
Stock options exercised	17,588	1	631	—	—	—	—	632
Restricted stock issued, net of forfeitures	208,285	21	(21)	—	—	—	—	—
Tax benefit from stock options and restricted stock, net of income taxes of $143	—	—	594	—	—	—	—	594
Restricted stock returned for taxes	(72,837)	(7)	(2,721)	—	—	—	—	(2,728)
Cash dividends declared ($0.40 per share)	—	—	—	(7,939)	—	—	—	(7,939)
Purchases of treasury stock	—	—	—	—	—	1,049,224	(40,019)	(40,019)

Balance at July 3, 2011	61,589,265	$6,159	$438,413	$789,093	$6,378	42,178,093	$(1,085,122)	$154,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,584	$38,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,978	39,868
Deferred income taxes	11,897	(7,793)
Stock-based compensation costs	3,779	3,653
Amortization of landlord contributions	(1,066)	(1,017)
Amortization of deferred debt financing costs	140	141
Loss on asset disposals, net	1,057	1,277
Other adjustments	(8)	28
Changes in operating assets and liabilities:
Accounts receivable	5,034	8,419
Inventories	709	820
Prepaid expenses	(4,807)	(3,524)
Accounts payable	(3,538)	712
Accrued expenses	2,464	(146)
Unearned revenues	(306)	1,039
Accrued interest	(934)	773
Income taxes payable	12,702	16,620
Deferred rent liability	1,109	640
Deferred landlord contributions	763	768

Net cash provided by operating activities	111,557	100,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,787)	(43,074)
Other investing activities	(502)	(4,040)

Net cash used in investing activities	(47,289)	(47,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(20,500)	(22,900)
Payments on capital lease obligations	(460)	(433)
Dividend payments	(3,922)	—
Proceeds from exercise of stock options	632	4,629
Excess tax benefit realized from stock-based compensation	737	567
Payment of taxes for returned restricted shares	(2,728)	(2,742)
Treasury stock acquired	(40,019)	(35,555)
Other financing activities	(2)	—

Net cash used in financing activities	(66,262)	(56,434)

Effect of foreign exchange rate changes on cash	101	(82)

Change in cash and cash equivalents	(1,893)	(2,712)

Cash and cash equivalents at beginning of period	19,269	17,361

Cash and cash equivalents at end of period	$17,376	$14,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,679	$5,198
Income taxes paid, net	$980	$17,984

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,326	$4,388
Common stock issued under 401(k) plan	$—	$603
Accrual of dividends payable	$4,017	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Recently Issued Accounting Guidance:

The use of the terms “CEC Entertainment,” “Company,” “we,” “us,” and “our” throughout these unaudited Notes to Condensed Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.

All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas where each store offers the same general mix of food, beverages, entertainment, and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable operating segment for financial reporting purposes.

Our consolidated financial statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity, in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment, and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities, (b) provide it unsecured lines of credit, and (c) own the majority of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities, and operating results of the Association are not material to our consolidated financial statements. We provide unsecured lines of credit to the Association that it uses to fund any operational deficiencies in its media and advertising funds.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to the Association’s reported expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising and media funds from our franchisees are reflected as offsets to reported advertising expenses and were approximately $0.5 million for both the three months ended July 3, 2011 and July 4, 2010, approximately $1.1 million and $1.2 million for the six months ended July 3, 2011 and July 4, 2010, respectively.

Interim Financial Statements

The accompanying condensed consolidated financial statements as of July 3, 2011 and for the three and six months ended July 3, 2011 and July 4, 2010 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its financial information included herein in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date; however, it does not include all of the information and footnote disclosures required by GAAP for complete financial statements.

Use of Estimates and Assumptions

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities, the disclosure of our contingent assets and liabilities as of the date of our consolidated financial statements, and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates. Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC on February 24, 2011.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Recently Issued Accounting Guidance

Newly Adopted Accounting Guidance: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. We adopted this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which requires companies to present separate line items for all activities, including purchases, sales, issuances, and settlements, in the reconciliation of any fair value measurements classified as Level 3. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Accounting Guidance Not Yet Adopted: In May 2011, the FASB issued ASU 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends existing guidance related to presentation of comprehensive income by allowing only two options for presenting the components of net income and other comprehensive income: (a) in a single continuous financial statement, statement of comprehensive income or (b) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. In addition, the guidance requires items that are reclassified from other comprehensive income to net income to be presented on the face of the financial statements. The guidance requires retrospective application, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this guidance will provide additional detail on certain consolidated financial statements when applicable but will not have any other impact on our consolidated financial statements.

2.	Inventories:

Inventories consisted of the following:

	July 3, 2011	January 2, 2011
	(in thousands)
Food and beverage	$4,299	$3,809
Entertainment and merchandise	13,477	14,676

	$17,776	$18,485

Food and beverage inventories include food, beverage, paper products, and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games, sold directly to our guests, or used as part of birthday party packages. In addition, entertainment and merchandise inventories also consist of other supplies used in our entertainment operations.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Revolving Credit Facility:

	July 3, 2011	January 2, 2011
	(in thousands)
Revolving credit facility borrowings	$356,500	$377,000

We have a revolving credit facility that provides for a total commitment of $550.0 million. The revolving credit facility matures in October 2012 and includes an accordion feature allowing us, subject to lender approval, to request an increase in our revolving commitment of up to $50.0 million in borrowings at any time. As of July 3, 2011, we had $356.5 million of borrowings outstanding and $10.7 million of letters of credit issued but undrawn under our revolving credit facility. Based on the type of borrowing, the revolving credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25%, determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime interest rate or (b) the Federal Funds rate plus 0.50%. As of July 3, 2011, borrowings under our revolving credit facility incurred interest at LIBOR (ranging from 0.18% - 0.19%) plus 1.00% or prime (3.25%). We are required to pay a commitment fee ranging from 0.1% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

The weighted average effective interest rate incurred on our borrowings under our revolving credit facility was 2.2% and 3.0% for the three months ended July 3, 2011 and July 4, 2010, respectively, and was 2.5% and 3.0% for the six months ended July 3, 2011 and July 4, 2010, respectively.

The revolving credit facility agreement contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility agreement. Additionally, the terms of the revolving credit facility agreement limit the amount of common stock we can repurchase and the amount of cash dividends we may pay based on certain financial covenants and criteria. As of July 3, 2011, we were in compliance with all of these covenants.

4.	Derivative Instrument:

Cash Flow Hedge

We have used an interest rate swap to help mitigate our exposure to interest rate risk associated with variable rate changes contained in our revolving credit facility. In May 2008, we entered into a $150.0 million notional amount interest rate swap contract that expired in May 2011. We designated the interest rate swap contract as a cash flow hedge. The interest rate swap effectively converted a portion of our variable rate revolving credit facility debt to a fixed interest rate. We have not renewed the interest rate swap contract.

As of January 2, 2011, we had recorded an estimated fair value derivative instrument liability of $2.0 million associated with our interest rate swap contract that was realized during the first five months of 2011. Gains or losses from changes in the interest rate swap were reported on our Condensed Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Throughout the term of the interest rate swap contract, any unrealized gains or losses reported in accumulated other comprehensive income were recognized in our earnings when the variable interest rate of the debt affected earnings. Any ineffective portion of any gains or losses would also be recorded in earnings as incurred. However, we did not incur or record any ineffective gains or losses during the three and six months ended July 3, 2011 or during the three and six months ended July 4, 2010.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Derivative in cash flow hedging relationship:
Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(1)	$(93)	$(15)	$(883)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(731)	$(1,234)	$(1,991)	$(2,510)

5.	Commitments and Contingencies:

Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees, or other third parties involved in operational issues common to the retail, restaurant, and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries, and other matters. A number of such claims may exist at any given time. We record costs related to defending ourselves from litigation as they are incurred. Currently, there are a number of claims and legal proceedings pending against us. In the opinion of our management, after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

6.	Income Taxes:

Our liability for uncertain tax positions (excluding interest and penalties) increased to $4.7 million as of July 3, 2011 as compared to $4.4 million as of January 2, 2011. The increase primarily relates to additions for current year tax positions and adjustments to our liability relating to prior years’ tax positions.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing our consolidated net income by the weighted average number of our common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and unvested shares of restricted stock that are not considered to be participating securities.

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands, except per share amounts)

Numerator:
Net income	$6,502	$4,778	$40,584	$38,640

Denominator:
Basic weighted average common shares outstanding	19,323	21,544	19,630	21,810
Potential common shares for stock options and restricted stock	36	48	39	39

Diluted weighted average common shares outstanding	19,359	21,592	19,669	21,849

Earnings per share:
Basic	$0.34	$0.22	$2.07	$1.77

Diluted	$0.34	$0.22	$2.06	$1.77

Stock options to purchase 37,753 shares and 1,599 shares of our common stock for the three months ended July 3, 2011 and July 4, 2010, respectively, and stock options to purchase 37,998 shares and 40,545 shares for the six months ended July 3, 2011 and July 4, 2010, respectively, were not included in our diluted EPS computations because the exercise prices of these options were greater than the average market price of our common stock and, therefore, their effect would be antidilutive.

8.	Stock-Based Compensation:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock and, prior to fiscal 2006, stock options to our employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in our consolidated financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(in thousands)

Total stock-based compensation cost	$1,995	$1,791	$3,879	$3,748
Portion capitalized as property and equipment(1)	(50)	(50)	(100)	(95)

Stock-based compensation expense recognized(2)	$1,945	$1,741	$3,779	$3,653

(1)

We capitalize the portion of stock-based compensation costs related to our design, construction, facilities, and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation is included in “Property and equipment, net” in our Condensed Consolidated Balance Sheets.

(2)	Included in “General and administrative expense” in our Condensed Consolidated Statement of Earnings.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 3, 2011, there was $16.9 million of unrecognized pre-tax stock-based compensation costs related to our restricted stock that will be recognized over a weighted average remaining vesting period of 1.8 years. All previously granted and currently outstanding stock options are fully vested. As such there is no unrecognized stock-based compensation cost related to stock options.

9.	Stockholders’ Equity:

Cash Dividends

On February 22, 2011, our Board of Directors the (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during our 2011 fiscal year are expected to be $0.60 per share. On August 2, 2011, our Board declared a cash dividend of $0.20 per share, which will be paid on October 6, 2011 to stockholders of record on September 8, 2011. The table below presents dividends declared during the first half of 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	$0.20	$3.9 million

Stock Repurchase Program

We have a Board approved program to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase, from time to time, up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. As of July 3, 2011, approximately $101.1 million remained available for us to repurchase shares of our common stock, in the future, under our share repurchase program.

The following table summarizes shares of our common stock repurchased by us, in the open market:

Date Purchased	Number of Shares Purchased	Approximate Cost	Average Price Paid Per Share
	(in millions, except number of shares and per share amounts)

First Quarter 2011	604,224	$22.5	$37.18
Second Quarter 2011	445,000	17.5	$39.45

Total 2011	1,049,224	$40.0	$38.14

First Quarter 2010	453,859	$16.9	$37.27
Second Quarter 2010	468,130	18.7	$39.82

Total 2010	921,989	$35.6	$38.56

The share repurchase program does not have an expiration date, and the pace of our repurchase activity depends on factors such as our working capital needs, debt repayment obligations, market price of our common stock, as well as economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. The Board may elect to accelerate, suspend, delay, or discontinue our stock repurchase program at any time.

Stock Options

All of our stock options outstanding are fully vested. During the six months ended July 3, 2011, 17,588 shares of our common stock were issued from the exercise of stock options for cash proceeds of approximately $0.6 million. During the six months ended July 4, 2010, 144,644 shares of our common stock were issued from the exercise of stock options for cash proceeds of approximately $4.6 million. As of July 3, 2011, we had 37,690 stock options outstanding.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock

The following table summarizes restricted stock activity during the six months ended July 3, 2011:

	Restricted Shares*	Weighted Average Grant Date Fair Value*

Unvested restricted stock, January 2, 2011	648,235	$29.90
Granted	220,333	$37.94
Vested	(250,380)	$30.03
Forfeited	(12,048)	$32.46

Unvested restricted stock, July 3, 2011	606,140	$32.72

*	Not presented in thousands.

During the six months ended July 3, 2011, employees and non-employee directors tendered 72,837 shares of common stock to satisfy tax withholding requirements on the vesting of restricted stock at an average price per share of $37.46.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our unaudited condensed consolidated financial statements with a narrative, from the perspective of our management, on our consolidated financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011. Our MD&A includes the following:

•	Executive Summary

•	Overview of Operations

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Guidance

•	Cautionary Note Regarding Forward-Looking Statements

Executive Summary

•	Total revenues increased 2.9% to $186.2 million for the second quarter of 2011 as compared to $181.0 million for the same quarter in 2010.

•	Comparable store sales increased 0.3%;

•	Weighted average Company-owned store count increased by approximately nine stores; and

•	Menu prices increased on average by 0.7%.

•

Operating income as a percentage of total revenues decreased 1.1 percentage points to 7.0% for the second quarter of 2011 as compared to 8.1% for the same quarter in 2010. The percentage decrease primarily reflects an increase in food costs, depreciation, rent, and higher corporate performance-based compensation, partially offset by a decrease in labor expense and insurance related costs.

•

Our interest expense as a percentage of total revenue decreased by 0.7 percentage points to 1.2% for the second quarter of 2011 as compared to 1.9% for the same quarter in 2010. The percentage decrease is primarily due to the non-recurrence of a $0.7 million charge recorded in the second quarter of 2010 related to interest associated with uncertain tax positions established pursuant to an Internal Revenue Service (“IRS”) examination. In addition, interest expense associated with our interest rate swap agreement decreased $0.5 million due to the expiration of the interest rate swap agreement in May 2011.

•

Our effective income tax rate decreased to 39.1% from 57.6% in the second quarter of 2010 primarily related to recording an unfavorable discrete adjustment during the second quarter of 2010 of $2.4 million in connection with an IRS examination.

•

Diluted earnings per share for the second quarter of 2011 increased 54.5% to $0.34 as compared to $0.22 for the same quarter in 2010. Earnings per share benefited from our cumulative repurchase of approximately 2.8 million shares of our common stock since the beginning of the second quarter of 2010.

•	We repurchased approximately 0.4 million shares of our common stock during the second quarter of 2011 at an average price per share of $39.45.

•	During the second quarter of 2011, we completed 41 capital initiatives consisting of one new store, one major remodel, nine expansions, and 30 game enhancements.

Overview of Operations

We develop, operate, and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s®” in 48 states and seven foreign countries or territories. Our stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill oriented games, video games, rides, and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Number of Company-owned stores:
Beginning of period	507	498	507	497
New(1)	1	—	2	—
Acquired from franchisees	—	—	—	1
Closed(1)	(1)	—	(2)	—

End of period	507	498	507	498

Number of franchised stores:
Beginning of period	47	48	47	48
New	1	—	2	1
Acquired by the Company	—	—	—	(1)
Closed	—	—	(1)	—

End of period	48	48	48	48

(1)	For the six months ended July 3, 2011, included the closing and opening of one relocated store.

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

Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”) and consists of the sale of food, beverages, game-play tokens, and merchandise. A portion of Company store sales comes from sales of value-priced combination packages generally comprised of food, beverage, and game tokens (“package deals”), which we promote through in-store menu pricing or coupon offerings. Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales, as well as a portion of revenue allocated from package deals and coupons that relate to food and beverage sales. Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game token sales, as well as a portion of revenue allocated from package deals and coupons that relate to entertainment and merchandise. We allocate the revenue recognized from the sale of our package deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately or, in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

Franchise fees and royalties include royalties charged to franchisees based on a percentage of a franchised store’s sales, area development, and initial franchise fees received from franchisees to establish new stores and other miscellaneous sales to franchisees. We recognize the franchise fee as revenue when we have substantially completed our obligations to the franchisee.

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages, and costs of related paper and birthday supplies less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prizes;

•	Labor expenses consist of salaries and wages, related payroll taxes, and benefits for store personnel;

•	Depreciation and amortization includes expenses that pertain directly to our store assets, including leasehold improvements, game and ride equipment, furniture, fixtures, and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g. common area maintenance (“CAM”) charges, property taxes, etc.); and

•

Other store operating expenses include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

Our “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above do not include an allocation of (i) store employee payroll, related taxes and benefit costs and (ii) depreciation and amortization expense associated with Company-store assets. We believe that presenting store-level labor costs and depreciation and amortization expense in the aggregate provides the most informative financial reporting presentation. Cost of food, beverage, entertainment, and merchandise as a percentage of Company store sales is influenced by both the cost of product, as well as the overall mix of Company store sales. Entertainment and merchandise sales have higher margins than food and beverage sales.

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, and media expenses for national and local advertising, with offsetting contributions from our franchisees.

General and administrative expenses. General and administrative expenses represent all costs associated with our corporate office operations, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets, as well as other administrative costs not directly related to the operation of a store location.

Asset impairments. Asset impairments (if any) represent non-cash charges we record to write down the carrying amount of long-lived assets within stores that are not expected to generate sufficient projected cash flows in order to recover their net book value.

Seasonality and Variation in Quarterly Results

Our operating results fluctuate seasonally due to the timing of school vacations, holidays, and changing weather conditions. As a result, we typically generate higher sales volumes during the first and third quarters of each fiscal year. School operating schedules, holidays, and weather conditions may affect sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2011 and 2010 fiscal years each consists of 52 weeks.

Results of Operations

The following table summarizes the principal sources of our Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
	(in thousands, except percentages)

Food and beverage sales	$88,379	47.7%	$89,064	49.4%	$212,136	48.2%	$210,080	49.4%
Entertainment and merchandise sales	96,825	52.3%	91,065	50.6%	228,284	51.8%	215,249	50.6%

Company store sales	$185,204	100.0%	$180,129	100.0%	$440,420	100.0%	$425,329	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
	(in thousands, except percentages)

Company store sales	$185,204	99.5%	$180,129	99.5%	$440,420	99.5%	$425,329	99.5%
Franchising fees and royalties	1,012	0.5%	857	0.5%	2,198	0.5%	1,984	0.5%

Total revenues	186,216	100.0%	180,986	100.0%	442,618	100.0%	427,313	100.0%

Company store operating costs:
Cost of food and beverage (1)	22,087	25.0%	19,967	22.4%	50,990	24.0%	47,586	22.7%
Cost of entertainment and merchandise (2)	7,351	7.6%	7,736	8.5%	17,511	7.7%	17,786	8.3%

Total cost of food, beverage, entertainment and merchandise (3)	29,438	15.9%	27,703	15.4%	68,501	15.6%	65,372	15.4%
Labor expenses (3)	52,242	28.2%	51,777	28.7%	115,879	26.3%	112,372	26.4%
Depreciation and amortization (3)	20,906	11.3%	19,836	11.0%	41,658	9.5%	39,442	9.3%
Rent expense (3)	18,334	9.9%	17,440	9.7%	36,819	8.4%	34,926	8.2%
Other store operating expenses (3)	30,252	16.3%	29,698	16.5%	63,246	14.4%	60,732	14.3%

Total Company store operating costs (3)	151,172	81.6%	146,454	81.3%	326,103	74.0%	312,844	73.6%
Other costs and expenses:
Advertising expense	8,849	4.8%	8,385	4.6%	17,916	4.0%	17,422	4.1%
General and administrative expenses	13,224	7.1%	11,436	6.3%	27,279	6.2%	25,121	5.9%

Total operating costs and expenses	173,245	93.0%	166,275	91.9%	371,298	83.9%	355,387	83.2%

Operating income	12,971	7.0%	14,711	8.1%	71,320	16.1%	71,926	16.8%
Interest expense	2,286	1.2%	3,442	1.9%	5,040	1.1%	6,112	1.4%

Income before income taxes	$10,685	5.7%	$11,269	6.2%	$66,280	15.0%	$65,814	15.4%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

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

Three Months Ended July 3, 2011 Compared to Three Months Ended July 4, 2010

Revenues

Company store sales increased $5.1 million, or 2.8%, to $185.2 million for the second quarter of 2011 as compared to $180.1 million for the second quarter of 2010. The increase in Company store sales primarily related to a 0.3% increase in comparable store sales and a weighted average net increase of approximately nine Company-owned stores. The increase in comparable store sales is partially attributable to menu prices increasing by approximately 0.7%, which were initiated during the second quarter of 2010.

Total Company store sales mix consisted of food and beverage sales totaling 47.7% and entertainment and merchandise sales totaling 52.3% for the second quarter of 2011 as compared to 49.4% and 50.6%, respectively, for the second quarter of 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is the result of changes made to our token-only coupons and the component mix of package-deal coupons, coupled with our ongoing investment in our games that we believe is causing our guests to allocate more of their average check to games.

Company Store Operating Costs

For the second quarter of 2011, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, increased 0.5 percentage points to 15.9% as compared to 15.4% for the second quarter of 2010. The percentage increase primarily related to an increase in certain commodity costs and cheese usage.

Cost of food and beverage, as a percentage of food and beverage sales, increased 2.6 percentage points to 25.0% for the second quarter of 2011 as compared to 22.4% for the second quarter of 2010. The percentage increase primarily was the result of an increase in certain commodity costs, higher cheese usage, and the deleveraging effect of the shift in sales mix in connection with component changes in our coupons promoting package deals. During the second quarter of 2011, the average price per pound of cheese increased approximately $0.36, or 25.1%, as compared to the second quarter of 2010.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.9 percentage points to 7.6% for the second quarter of 2011 as compared to 8.5% for the second quarter of 2010. The percentage decrease primarily related to the leveraging effect of the shift in the sales mix in connection with component changes in our coupons related to our package deals and changes to our token-only coupons.

Labor expenses, as a percentage of Company store sales, decreased 0.5 percentage points to 28.2% for the second quarter of 2011 as compared to 28.7% for the second quarter of 2010. The percentage decrease primarily related to the improvement of the utilization of our hourly work force, partially offset by a 1.4% increase in the average hourly rate.

Depreciation and amortization expense related to our stores increased by $1.1 million to $20.9 million for the second quarter of 2011 as compared to $19.8 million for the second quarter of 2010. The increase in depreciation primarily related to ongoing capital investment initiatives at our existing stores and new store development.

Rent expense for our stores increased $0.9 million to $18.3 million for the second quarter of 2011 as compared to $17.4 million for the second quarter of 2010. The increase primarily related to an increase in leased properties resulting from new store development and expansions of our existing stores.

Other store operating expenses, as a percentage of Company store sales, decreased 0.2 percentage points to 16.3% for the second quarter of 2011 as compared to 16.5% for the second quarter of 2010. The percentage decrease was primarily due to a decrease in insurance related costs related to a decrease in actuarial reserves.

Advertising Expense

Advertising expense, as a percentage of total revenues, increased 0.2 percentage points to 4.8% for the second quarter of 2011 as compared to 4.6% for the second quarter of 2010. The increase primarily related to the timing of when we incurred media costs associated with advertising during the Easter holiday period that fell into the second quarter for 2011, but was in the first quarter for 2010. In addition, we launched ad campaigns in various radio advertising outlets beginning in 2011.

General and Administrative Expenses

General and administrative expenses increased $1.8 million to $13.2 million for the second quarter of 2011 as compared to $11.4 million for the second quarter of 2010. The increase primarily related to an increase in corporate performance-based compensation expenses.

Interest Expense

Interest expense decreased $1.1 million to $2.3 million for the second quarter of 2011 as compared to $3.4 million for the second quarter of 2010. The decrease is primarily due to the recording of a non recurring charge of $0.7 million in the second quarter of 2010 related to interest associated with uncertain tax positions pursuant to an IRS examination. In addition, interest expense associated with our interest rate swap decreased $0.5 million due to the expiration of our interest rate swap agreement in May 2011. In connection with the interest rate swap agreement, we paid a 4.62% fixed interest rate on $150.0 million of our outstanding debt, and upon expiration of the interest rate swap agreement, we paid a variable interest rate of approximately 1.2%.

Income Taxes

Our effective tax rate decreased to 39.1% for the second quarter of 2011 as compared to 57.6% for the second quarter of 2010. The decrease in our effective tax rate was primarily related to recording an unfavorable discrete adjustment in the prior year of approximately $2.4 million that was identified as a result of an IRS examination of our 2006 and 2007 federal tax returns. The IRS examination of our 2006 and 2007 federal tax returns was concluded and settled in December 2010.

Diluted Earnings Per Share

Diluted earnings per share increased to $0.34 per share for the second quarter of 2011 as compared to $0.22 per share for the second quarter of 2010. The increase primarily related to recording unfavorable discrete adjustments in the prior year of approximately $2.8 million, net of taxes, in connection with an IRS examination. In addition, the number of weighted average diluted shares outstanding decreased by 10.3% as compared to the second quarter of 2010. The number of weighted average diluted shares outstanding decreased, primarily from our repurchase of approximately 2.8 million shares of our common stock since the beginning of the second quarter of 2010. We estimate that the decrease in the number of weighted average diluted shares outstanding during the second quarter of 2011 attributable solely to these repurchases benefited our diluted earnings per share in the second quarter of 2011 by approximately $0.03 per share. Our estimate is based on the weighted average number of shares repurchased since the beginning of the second quarter of 2010 and includes consideration of any estimated additional interest expense attributable to borrowings under our revolving credit facility to finance any stock repurchases. Our diluted earnings per share computation excludes the effect of share repurchases prior to the second quarter of 2010, the effect of the issuance of restricted stock, and the exercise of stock options subsequent to the beginning of the second quarter of 2010.

Six Months Ended July 3, 2011 Compared to Six Months Ended July 4, 2010

Revenues

Company store sales increased $15.1 million, or 3.5%, to $440.4 million for the first six months of 2011 as compared to $425.3 million for the first six months of 2010. The increase in Company store sales primarily related to a 0.8% increase in comparable store sales and a weighted average net increase of approximately eight Company-owned stores. The increase in comparable store sales is partially attributable to menu prices increasing by approximately 1.4%, which were primarily initiated during the second quarter of 2010.

Total Company store sales mix consisted of food and beverage sales totaling 48.2% and entertainment and merchandise sales totaling 51.8% for the first six months of 2011 as compared to 49.4% and 50.6%, respectively, in the first six months of 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is the result of changes made to our token-only coupons and the component mix of package-deal coupons, coupled with our ongoing investment in our games that we believe is causing our guests to allocate more of their average check to games.

Company Store Operating Costs

For the first six months of 2011, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, increased 0.2 percentage points to 15.6% as compared to 15.4% for the first six months of 2010. The percentage increase primarily related to an increase in certain commodity costs and cheese usage.

Cost of food and beverage, as a percentage of food and beverage sales, increased 1.3 percentage points to 24.0% for the first six months of 2011 as compared to 22.7% for the first six months of 2010. The percentage increase primarily was the result of an increase in certain commodity costs, higher cheese usage, and the deleveraging effect of the shift in sales mix in connection with component changes in our coupons promoting package deals. During the first six months of 2011, the average price per pound of cheese increased approximately $0.33, or 23.0%, as compared to the first six months of 2010.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.6 percentage points to 7.7% for the first six months of 2011 as compared to 8.3% for the first six months of 2010. The percentage decrease primarily related to the leveraging effect of the shift in the sales mix to component changes in coupons promoting our package deals and changes to our token-only coupons.

Labor expenses, as a percentage of Company store sales, decreased by 0.1 percentage points to 26.3% for the first six months of 2011 as compared to 26.4% for the first six months of 2010. The percentage decrease primarily related to better utilization of our hourly work force, partially offset by a 1.1% increase in the average hourly rate.

Depreciation and amortization expense related to our stores increased by $2.2 million to $41.7 million for the first six months of 2011 as compared to $39.4 million for the first six months of 2010. The increase in depreciation primarily related to ongoing capital investment initiatives at our existing stores and new store development.

Rent expense for our stores increased $1.9 million to $36.8 million for the first six months of 2011 as compared to $34.9 million for the first six months of 2010. The increase primarily related to an increase in leased properties resulting from new store development and expansions of our existing stores.

Other store operating expenses, as a percentage of Company store sales, increased by 0.1 percentage points to 14.4% for the first six months of 2011 as compared to 14.3% for the first six months of 2010. The percentage increase was primarily due to a net increase in various store-related operating costs, partially offset by a decrease in insurance related costs related to a decrease in actuarial reserves.

Advertising Expense

Advertising expense, as a percentage of total revenues, decreased 0.1 percentage points to 4.0% for the first six months of 2011 as compared to 4.1% for the first six months of 2010. The percentage decrease primarily related to a reduction in overall media costs and the timing of when our various purchased advertising is aired, partially offset by an increase in media costs related to launching ad campaigns in various radio advertising outlets beginning in 2011.

General and Administrative Expenses

General and administrative expenses increased $2.2 million to $27.3 million for the first six months of 2011 as compared to $25.1 million for the first six months of 2010. The increase primarily related to an increase in corporate performance-based compensation expenses.

Interest Expense

Interest expense decreased $1.1 million to $5.0 million for the first six months of 2011 as compared to $6.1 million for the first six months of 2010. The decrease is primarily due to recording of a non recurring charge of $0.7 million in the second quarter of 2010 related to interest associated with uncertain tax positions pursuant to an IRS examination. In addition, interest expense associated with our interest rate swap decreased $0.5 million due to the expiration of our interest rate swap agreement in May 2011. In connection with the interest rate swap agreement, we paid a 4.62% fixed interest rate on $150.0 million of our outstanding debt, and upon expiration of the interest rate swap agreement, we paid a variable interest rate of approximately 1.2%.

Income Taxes

Our effective tax rate decreased to 38.8% for the first six months of 2011 as compared to 41.3% for the first six months of 2010. The decrease in our effective tax rate was primarily related to recording an unfavorable discrete adjustment in the prior year of $2.4 million that was identified as a result of an IRS examination of our 2006 and 2007 federal tax returns. The IRS examination of our 2006 and 2007 federal tax returns was concluded and settled in December 2010.

Diluted Earnings Per Share

Diluted earnings per share increased to $2.06 per share for the first six months of 2011 as compared to $1.77 per share for the first six months of 2010. The increase primarily related to recording unfavorable discrete adjustments in the prior year of approximately $2.8 million, net of taxes, in connection with an IRS examination. In addition, the number of weighted average diluted shares outstanding decreased by 10.0%. The number of weighted average diluted shares outstanding decreased primarily due to our repurchase of approximately 3.2 million shares of our common stock since the beginning of the 2010 fiscal year. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first six months of 2011 attributable solely to these repurchases benefited our diluted earnings per share in the first six months of 2011 by approximately $0.18 per share. Our estimate is based on the weighted average number of shares repurchased since the beginning of the 2010 fiscal year and includes consideration of any estimated additional interest expense attributable to borrowings under our revolving credit facility to finance any stock repurchases. Our diluted earnings per share computation excludes the effect of share repurchases prior to our 2010 fiscal year, the effect of the issuance of restricted stock, and the exercise of stock options subsequent to the beginning of the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our existing operating activities, available cash and cash equivalents, and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We primarily use our cash provided by operating activities to fund our ongoing business activities, planned capital expenditures, and service our debt. We also use cash from operations to pay dividends to our stockholders and repurchase our shares of common stock.

Our business development strategy does not require that we enter into any material development or contractual purchase obligations. Our planned capital expenditures, including spending that pertains to new store development and capital initiatives, is flexible so we can manage our liquidity by deferring or curtailing any planned capital spending.

We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, if we experience a material decline in our sales trends, there can be no assurance that we will generate cash flows at or above our current levels.

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	July 3, 2011	January 2, 2011
	(in thousands)

Cash and cash equivalents	$17,376	$19,269
Revolving credit facility borrowings	$356,500	$377,000
Available unused commitments under our revolving credit facility	$182,841	$162,341

	Six Months Ended
	July 3, 2011	July 4, 2010
	(in thousands)

Net cash provided by operating activities	$111,557	$100,918
Net cash used for investing activities	(47,289)	(47,114)
Net cash used for financing activities	(66,262)	(56,434)
Effect of foreign exchange rate changes on cash	101	(82)

Change in cash and cash equivalents	$(1,893)	$(2,712)

Interest paid	$5,679	$5,198
Income taxes paid, net	$980	$17,984

Cash Flows – Operating Activities

Net cash provided by operating activities increased $10.7 million to $111.6 million during the first six months of 2011 as compared to $100.9 million for the first six months of 2010. The increase primarily related to receiving a refund of an overpayment of $9.0 million for federal income taxes related to our 2010 tax year.

Our cash interest payments increased $0.5 million to $5.7 million during the first six months of 2011 as compared to $5.2 million for the first six months of 2010. The increase was primarily related to the change in the weighted average debt balance outstanding under our revolving credit facility during the two periods.

Our cash payments for income taxes, net of refunds received, decreased by $17.0 million to $1.0 million during the first six months of 2011 as compared to $18.0 million for the first six months of 2010. During the first six months of 2011, we paid income tax payments of approximately $10.0 million, which was offset by receiving a refund of an overpayment of $9.0 million for federal income taxes in the first quarter of 2011. The refund primarily related to additional tax depreciation stemming from the enactment of depreciation rules signed into law in December 2010.

Cash Flows – Investing Activities

Net cash used in investing activities increased $0.2 million to $47.3 million for the first six months of 2011 as compared to $47.1 million for the first six months of 2010. The increase primarily related to the timing of capital payments for our planned capital initiatives, which was almost entirely offset by a decrease in other investing activities associated with our acquisition of former franchised store locations during the 2010 fiscal year.

Cash Flows – Financing Activities

Net cash used in financing activities increased $9.9 million to $66.3 million for the first six months of 2011 as compared to $56.4 million for the first six months of 2010. The increase in financing activities primarily related to the initial payment of a dividend during the second quarter of 2011, additional repurchases of our common stock, and a reduction of the amount of cash proceeds received from stock options being exercised. This increase was partially offset by a decrease in the repayment of our borrowings.

We paid a $0.20 per share cash dividend for the first time of approximately $3.9 million in the second quarter of 2011. In addition, during the first six months of 2011, we repurchased additional shares of our common stock, totaling $4.5 million as compared to the first six months of 2010. Also, during the first six months of 2011, the amount of cash proceeds received through the exercise of employee stock options decreased by $4.0 million to $0.6 million as compared to $4.6 million for the first six months of 2010. The decrease in cash proceeds directly relates to the decline in the number of stock option awards available to be exercised. These increases were partially offset by a decrease of $2.4 million in repayments made on our outstanding borrowings under our revolving credit facility.

Sources of Liquidity

We currently finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under our revolving credit facility.

Our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets), without incurring significant short-term or long-term borrowings. The primary components of working capital are as follows:

•

Our store customers pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before related accounts payable to suppliers and our employee payroll become due;

•	Frequent inventory turnover results in limited investment in inventories; and

•	Accounts payable are generally due in five to 30 days.

Our cash flow for our operations is dependent on our ability to access our revolving credit facility. The ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the revolving credit facility agreement, including our maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

We have a $550.0 million revolving credit facility that matures in October 2012. The revolving credit facility also includes an accordion feature, which allows us, subject to lender approval, to request an increase to our revolving commitment of up to $50.0 million in borrowings at any time. As of July 3, 2011, we had $356.5 million of borrowings outstanding and issued approximately $10.7 million of letters of credit, which remained undrawn under our revolving credit facility. Based on the type of borrowing, our revolving credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime interest rate or (b) the Federal Funds rate plus 0.50%. As of July 3, 2011, borrowings under our revolving credit facility incurred interest at LIBOR (ranging from 0.18% - 0.19%) plus 1.00% or prime (3.25%). We are required to pay a commitment fee ranging from 0.1% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of the revolving credit facility. For both the three months ended July 3, 2011 and July 4, 2010, we paid approximately $0.1 million in commitment fees. For both the six months ended July 3, 2011 and July 4, 2010, we paid $0.2 million in commitment fees. All borrowings under our revolving credit facility are unsecured, but we have agreed not to pledge any of our existing assets to secure future indebtedness.

Our revolving credit facility agreement contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

•

A consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) our consolidated EBITR for the last four fiscal quarters to (b) the sum of our consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the revolving credit facility agreement, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense, and other non-cash charges, reduced by non-cash income.

•

A consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) our quarter-end consolidated funded indebtedness (as defined in the revolving credit facility agreement) to (b) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility agreement, equals consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for our working capital needs. Non-compliance with the required financial covenant ratios could prevent us from being able to access further borrowings under our existing revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of July 3, 2011, we were in compliance with the required covenant ratios, with a consolidated fixed charge coverage ratio of 2.24 to 1 and a consolidated leverage ratio of 1.91 to 1. During the first six months of 2011, we made payments on the outstanding debt balance under our revolving credit facility totaling $20.5 million reducing the total outstanding balance to $356.5 million as of July 3, 2011 as compared to $377.0 million as of January 2, 2011. Including the effect of our interest rate swap contract, which expired in May 2011, the weighted average effective interest rate incurred on borrowings under our revolving credit facility was 2.5% and 3.0% for the six months ended July 3, 2011 and July 4, 2010, respectively.

Cash Dividend

On February 22, 2011, our Board of Directors (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share for each year. Due to the timing of the Board’s decision, dividends paid during the 2011 fiscal year are expected to be $0.60 per share. On August 2, 2011, our Board declared a cash dividend of $0.20 per share, which will be paid on October 6, 2011 to stockholders of record on September 8, 2011. During the first half of 2011, we declared the following dividends:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	$0.20	$3.9 million

We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by the Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

We intend to continue to focus our future capital expenditures on reinvestment into existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company stores. We have funded and expect to continue to fund these capital expenditures through our existing cash flow from operations and, if necessary, borrowings under our revolving credit facility. We estimate capital expenditures in 2011 will total approximately $92 to $93 million, including approximately $63 million related to capital initiatives for our existing stores, approximately $14 million related to new store development and the remainder for other store initiatives, general store requirements and corporate capital expenditures.

The following tables summarize certain information regarding the Company’s actual and projected capital expenditures during each of the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Existing Company-owned store initiatives:
Game Enhancements	30	49	51	97
Major Remodels	1	2	1	6
Store Expansions	9	4	12	10

Total projects completed	40	55	64	113

New Company store development and franchise acquisition *	1	—	2	1

*	One of the Company-owned stores in the first quarter of 2011 was a relocated store. The Company-owned store added in 2010 was a store acquired from a franchisee.

	Estimated Average Cost Per Project	Estimated Total Projects for Fiscal Year 2011	Actual Completions Fiscal Year 2010
	(in millions)
Investment in existing Company-owned stores:
Game Enhancements(1)	$0.1 to $0.2	140 to 150	180
Major Remodels	$0.6	10 to 15	15
Store Expansions	$1.0	30 to 35	28

Total		180 to 200	223

New Company store development and franchise store acquisitions:(2)	$2.7 to $2.8	5	12

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

Store expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides, and other entertainment offerings in our stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and generally result in an increase in the store’s seat count. We consider our investments in store expansions to generally be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to respond to sales growth opportunities as they arise.

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other large-box competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment and merchandise sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

New Company store development. Our plan for new store development is typically focused on opening high sales volume stores in densely populated areas. We expect the cost of opening new stores will vary depending upon many factors including the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Share Repurchases

Our Board has approved a program for us to repurchase shares of our common stock. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. During the six months ended July 3, 2011, we repurchased 1,049,224 shares of our common stock at an aggregate purchase price of approximately $40.0 million. As of July 3, 2011, approximately $101.1 million remained available for share repurchases under our stock repurchase program.

The share repurchase program approved by the Board does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, our stock price, as well as economic and market conditions. Our share repurchases may also be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. Our Board may at any time elect to accelerate, suspend, delay, or discontinue our stock repurchase program.

Off-Balance Sheet Arrangements and Contractual Obligations

As of July 3, 2011, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2010.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our consolidated financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends, and other factors that we believe to be relevant and reasonable at the time our consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions. Results of operations of interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011. We believe that as of July 3, 2011 there has been no material change to the information concerning our critical accounting policies and estimates.

Recently Issued Accounting Guidance

Refer to Note 1 “Basis of Presentation and Recently Issued Accounting Guidance” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the new accounting guidance we have recently adopted.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes, and foreign currency fluctuations.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowing from our revolving credit facility. For the six month ended July 3, 2011, the weighted average variable interest rate was 1.4%. As of July 3, 2011 we had borrowings outstanding from our revolving credit facility of $356.5 million that are exposed to market risk. If the variable interest rate increased by 100 basis points, assuming no change in our outstanding debt balance, our annual interest expense would increase by approximately $3.6 million.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily cheese and dough prices, which can vary throughout the year due to changes in demand, supply, and other factors. We currently have not entered into any hedging arrangements to reduce the volatility of commodity prices from period to period. The six months weighted average increase of the price of a block of cheese was approximately $1.73 per pound. The estimated increase from a hypothetical 10 percent increase in the average price of cheese would be approximately $0.7 million for the first six months of 2011. In addition, the six months weighted average price of dough was approximately $0.45 per pound. The estimated increase in our food costs from a hypothetical 10 percent increase in the average price of dough per pound would be approximately $0.3 million for the first six months of 2011.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk in Canada as we operate a total of 14 Company-owned stores in Canada that create market risk associated with changes in the value of the Canadian dollar. The currency exchange rates for Canada as compared to the United States dollar as of and for the first six months ending 2011 and 2010 were as follows:

Type of Exchange Rate	2011	2010
Low rate for the period:	$0.9445	$0.9966
High rate for the period:	$1.0007	$1.0766
Weighted average for the period:	$0.9764	$1.0345
Spot rate as of end of the period:	$0.9581	$1.0619

Changes in the currency exchange rate result in cumulative translation adjustments, which we record in “Accumulated other comprehensive income” in our unaudited condensed consolidated statement of equity and potentially result in transaction gains or losses, which are included in our unaudited condensed consolidated statements of earnings. During the first six months of 2011, our Canada stores represented approximately 0.2% of our consolidated operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the first six months of 2011 would have reduced our reported operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 3, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees, or other third parties involved in operational issues common to the retail, restaurant, and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries, and other matters. A number of such claims may exist at any given time. We record costs related to defending ourselves from litigation as they are incurred. Currently, there are a number of claims and legal proceedings pending against us. In the opinion of our management, after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors.

We believe there has been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2011, filed on February 24, 2011. The risks set forth in those risk factors are not the only risks we face in conducting our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of shares of our common stock during the second quarter of 2011 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)

April 4 - May 1, 2011	24	$37.89	—	$118,663,102
May 2 - June 3, 2011	220,053	$40.22	220,000	$109,815,381
June 4 - July 3, 2011	225,000	$38.70	225,000	$101,106,978

Total	445,077	$39.45	445,000	$101,106,978

(1)

For the periods ended May 1 and June 3, 2011, the total number of shares purchased included 24 shares and 53 shares, respectively, tendered by employees at an average price per share of $37.89, and $39.96, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 authorized $200 million increases each. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

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

CEC ENTERTAINMENT, INC.

August 5, 2011	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2011		/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 5, 2011		/s/ Darin E. Harper
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