Form 10-Q
period 2011-10-02
CEC ENTERTAINMENT INC
filed 2011-11-04
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of October 28, 2011, an aggregate of 18,856,470 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2011	January 2, 2011
	(in thousands, except share information)
ASSETS
Current assets:
Cash and cash equivalents	$18,877	$19,269
Accounts receivable	22,367	32,237
Inventories	17,622	18,485
Prepaid expenses	15,801	13,942
Deferred tax asset	3,420	3,420

Total current assets	78,087	87,353

Property and equipment, net	678,644	683,192
Other noncurrent assets	7,060	7,484

Total assets	$763,791	$778,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$936	$936
Accounts payable	30,385	42,844
Accrued expenses	43,312	32,968
Unearned revenues	8,499	9,393
Accrued interest	2,150	957
Derivative instrument liability	—	1,976

Total current liabilities	85,282	89,074

Capital lease obligations, less current portion	10,124	10,326
Revolving credit facility borrowings	355,500	377,000
Deferred rent liability	53,591	51,522
Deferred landlord contributions	28,406	28,913
Deferred tax liability	66,610	43,038
Accrued insurance	12,369	13,144
Other noncurrent liabilities	3,988	6,950

Total liabilities	615,870	619,967

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,555,299 and 61,436,229 shares issued, respectively	6,156	6,144
Capital in excess of par value	440,185	436,051
Retained earnings	796,967	756,448
Accumulated other comprehensive income	5,161	4,522
Less treasury stock, at cost; 42,690,376 and 41,128,869 shares, respectively	(1,100,548)	(1,045,103)

Total stockholders’ equity	147,921	158,062

Total liabilities and stockholders’ equity	$763,791	$778,029

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands, except per share amounts)

REVENUES:
Food and beverage sales	$92,394	$99,452	$304,530	$309,532
Entertainment and merchandise sales	105,461	106,747	333,745	321,996

Total Company store sales	197,855	206,199	638,275	631,528
Franchise fees and royalties	2,142	945	4,340	2,929

Total revenues	199,997	207,144	642,615	634,457

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	23,196	22,143	74,186	69,729
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,004	8,906	25,515	26,692

Total cost of food, beverage, entertainment and merchandise	31,200	31,049	99,701	96,421
Labor expenses	53,417	55,740	169,296	168,112
Depreciation and amortization	19,939	19,903	61,597	59,345
Rent expense	19,667	17,719	56,486	52,645
Other store operating expenses	33,544	36,025	96,790	96,757

Total Company store operating costs	157,767	160,436	483,870	473,280

Other costs and expenses:
Advertising expense	9,575	9,870	27,491	27,292
General and administrative expenses	10,799	12,176	38,078	37,297
Asset impairments	1,260	936	1,260	936

Total operating costs and expenses	179,401	183,418	550,699	538,805

Operating income	20,596	23,726	91,916	95,652

Interest expense	1,581	2,951	6,621	9,063

Income before income taxes	19,015	20,775	85,295	86,589

Income taxes	7,365	8,194	33,061	35,368

Net income	$11,650	$12,581	$52,234	$51,221

Earnings per share:
Basic	$0.62	$0.60	$2.70	$2.38
Diluted	$0.62	$0.60	$2.70	$2.38

Weighted average common shares outstanding:
Basic	18,747	20,844	19,339	21,488
Diluted	18,799	20,877	19,379	21,525

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 2, 2011

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total
	(in thousands, except share amounts)

Balance at January 2, 2011	61,436,229	$6,144	$436,051	$756,448	$4,522	41,128,869	$(1,045,103)	$158,062
Net income	—	—	—	52,234	—	—	—	52,234
Hedging loss realized in earnings, net of income taxes of $755	—	—	—	—	1,221	—	—	1,221
Foreign currency translation adjustments, net of income taxes of $93	—	—	—	—	(582)	—	—	(582)

Comprehensive income								52,873

Stock-based compensation costs	—	—	5,628	—	—	—	—	5,628
Stock options exercised	17,588	1	631	—	—	—	—	632
Restricted stock issued, net of forfeitures	174,921	18	(18)	—	—	—	—	—
Tax benefit from stock options and restricted stock, net	—	—	635	—	—	—	—	635
Restricted stock returned for taxes	(73,439)	(7)	(2,742)	—	—	—	—	(2,749)
Cash dividends declared ($0.60 per share)	—	—	—	(11,715)	—	—	—	(11,715)
Purchases of treasury stock	—	—	—	—	—	1,561,507	(55,445)	(55,445)

Balance at October 2, 2011	61,555,299	$6,156	$440,185	$796,967	$5,161	42,690,376	$(1,100,548)	$147,921

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,234	$51,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,101	60,013
Deferred income taxes	23,447	(2,220)
Stock-based compensation costs	5,479	5,511
Amortization of deferred landlord contributions	(1,482)	(1,532)
Amortization of deferred debt financing costs	209	211
Asset impairments	1,260	936
Loss on asset disposals, net	1,689	2,170
Other adjustments	30	15
Changes in operating assets and liabilities:
Accounts receivable	5,353	6,949
Inventories	863	694
Prepaid expenses	(2,278)	(1,677)
Accounts payable	(4,702)	3,840
Accrued expenses	3,144	1,972
Unearned revenues	(894)	993
Accrued interest	(328)	724
Income taxes payable	5,020	5,547
Deferred rent liability	2,558	1,646
Deferred landlord contributions	1,046	777

Net cash provided by operating activities	154,749	137,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,166)	(70,685)
Other investing activities	(178)	(2,451)

Net cash used in investing activities	(68,344)	(73,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	(21,500)	2,200
Payments on capital lease obligations	(698)	(654)
Dividend payments	(7,787)	—
Proceeds from exercise of stock options	632	4,737
Excess tax benefit realized from stock-based compensation	814	619
Payment of taxes for returned restricted shares	(2,749)	(2,757)
Treasury stock acquired	(55,445)	(67,441)

Net cash used in financing activities	(86,733)	(63,296)

Effect of foreign exchange rate changes on cash	(64)	14

Change in cash and cash equivalents	(392)	1,372

Cash and cash equivalents at beginning of period	19,269	17,361

Cash and cash equivalents at end of period	$18,877	$18,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,101	$8,128
Income taxes paid, net	$3,062	$31,851

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,399	$6,339
Common stock issued under 401(k) plan	$—	$603
Accrued dividends	$3,928	$—

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

All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas where each store offers the same general mix of food, beverages, entertainment, and merchandise. The economic characteristics, products and services, preparation processes, distribution methods, and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable operating segment for financial reporting purposes.

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

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to the Association’s reported expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising and media funds from our franchisees are reflected as offsets to reported advertising expenses and were approximately $0.5 million for both the three months ended October 2, 2011 and October 3, 2010, and approximately $1.7 million for both the nine months ended October 2, 2011 and October 3, 2010, respectively.

Interim Financial Statements

The accompanying condensed consolidated financial statements as of October 2, 2011 and for the three and nine months ended October 2, 2011 and October 3, 2010 were unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s consolidated condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its financial information included herein in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date; however, it does not include all of the information and footnote disclosures required by GAAP for complete financial statement.

Use of Estimates and Assumptions

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities, the disclosures of our contingent assets and liabilities as of the date of our consolidated financial statements, and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates. Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. Our unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC on February 24, 2011.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Change in Accounting Estimate and Capitalization Thresholds

During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011 we revised the estimate of the useful lives of certain (i) games from six years to either eight or 10 years, (ii) leasehold improvements related to expansions of our stores from 15 years to 20 years or the remaining lease term, if shorter, (iii) leasehold improvements related to major remodels of our stores from 10 years to 15 years or the remaining lease term, if shorter, and (iv) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis, by amortizing an assets’ current carrying value over its revised remaining useful life. The net impact of this change in estimate benefited depreciation and amortization expense for both the three and nine months ended October 2, 2011, by approximately $1.1 million. In addition, we expect this change in accounting estimate to impact depreciation and amortization expense in the fourth quarter of 2011 by approximately $1.8 million. We also expect this change in estimated useful lives to favorably benefit our depreciation and amortization expense for the assets impacted as of July 4, 2011, during fiscal 2012, 2013 and 2014 by approximately $6.0 million, $3.7 million, and $1.6 million, respectively.

In conjunction with the revision of the estimated useful lives of certain property and equipment, we also changed our capitalization thresholds with respect to costs associated with certain refurbishment of games, as well as costs related to the replacement of certain asset parts. The impact of this change unfavorably impacted other store operating costs for both the three and nine months ended October 2, 2011 by approximately $0.4 million. We expect this change to unfavorably impact other store operating costs in the fourth quarter of 2011 by approximately $0.4 million and expect this change to unfavorably impact fiscal 2012 by approximately $1.4 to $1.6 million.

We estimate that the effect of both the change in estimate and the change in capitalization thresholds benefited our fully diluted earnings per share by approximately $0.02 per share for both the three months and nine months ended October 2, 2011, respectively.

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

Accounting Guidance Not Yet Adopted: In May 2011, the FASB issued ASU 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. We believe the adoption of this guidance will provide additional detail on certain consolidated financial statements but will not have any other impact on our consolidated financial statements.

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

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In September 2011, the FASB issued ASU 2011-08, which amends existing guidance to permit an entity to first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value of goodwill is less than its carrying value before requiring an entity to quantitatively calculate the two-step goodwill impairment model that is currently in place. If an entity determines through its qualitative assessment that the fair value of goodwill is more likely than not greater than its carrying value, then the remaining impairment steps would be deemed unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance will be effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this guidance will not have a significant impact on our consolidated financial statements.

2.	Inventories:

Inventories consisted of the following:

	October 2, 2011	January 2, 2011
	(in thousands)
Food and beverage	$3,975	$3,809
Entertainment and merchandise	13,647	14,676

	$17,622	$18,485

Food and beverage inventories include food, beverage, paper products, and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games, sold directly to our guests, or used as part of our birthday party packages. In addition, entertainment and merchandise inventories also consist of other supplies used in our entertainment operations.

3.	Revolving Credit Facility:

	October 2, 2011	January 2, 2011
	(in thousands)
Revolving credit facility borrowings	$355,500	$377,000

We maintained a $550.0 million revolving credit facility (“2007 Revolving Credit Facility”) under a credit agreement dated October 19, 2007, with a syndicate of lenders. In October 2011, we amended and restated our 2007 Revolving Credit Facility, which among other things extended the maturity date to October 2016. The amended and restated revolving credit facility has an aggregate commitment of $500.0 million and was otherwise renewed with similar terms and conditions as our 2007 Revolving Credit Facility. See Note 11 for further discussion of the terms of our amended and restated revolving credit facility.

As of October 2, 2011, we had $355.5 million of borrowings outstanding and $10.7 million letters of credit, which remained undrawn under our 2007 Revolving Credit Facility. Based on the type of borrowing, our 2007 Revolving Credit Facility accrued interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25%, determined based on our financial performance and debt levels; or alternatively, the higher of (i) the prime interest rate or (ii) the Federal Funds rate plus 0.50%. For the nine months ended October 2, 2011, borrowings under our 2007 Revolving Credit Facility incurred interest at LIBOR (ranging from 0.18% to 0.24%) plus 1.00% or prime (3.25%). We are required to pay a commitment fee ranging from 0.1% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our 2007 Revolving Credit Facility. All borrowings under our 2007 Revolving Credit Facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

The weighted average effective interest rate incurred on our borrowings under our 2007 Revolving Credit Facility was 1.3% and 2.9%, for the three months ended October 2, 2011 and October 3, 2010, respectively, and was 2.1% and 3.0%, for the nine months ended October 2, 2011 and October 3, 2010, respectively.

Our 2007 Revolving Credit Facility also contained certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the agreement. Additionally, the terms of the 2007 Revolving Credit Facility limited the amount of common stock we could repurchase and the amount of cash dividends we could pay based on certain financial covenants and criteria. As of October 2, 2011, we were in compliance with all of these restrictions and covenants.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Derivative Instrument:

Cash Flow Hedge

In May 2008, we entered into a $150.0 million notional amount interest rate swap contract and designated the interest rate swap contract as a cash flow hedge. The interest rate swap contract converted $150.0 million of borrowings from our 2007 Revolving Credit Facility from a variable interest rate to a fixed interest rate. As of January 2, 2011, we had recorded an estimated fair value derivative instrument liability of $2.0 million associated with our interest rate swap contract that we realized during the first five months of 2011. Gains or losses from changes in the interest rate swap contract were reported in our unaudited condensed consolidated balance sheets as a component of “accumulated other comprehensive income.”

The interest rate swap contract expired in May 2011 and, as of October 2, 2011, we have not entered into any new interest rate swap contracts. The following table summarizes the effect of our interest rate swap contract in accumulated other comprehensive income (“OCI”) and income:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands, excluding income tax effects)
Derivative in cash flow hedging relationship:
Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$—	$(408)	$(15)	$(1,291)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$—	$(1,213)	$(1,991)	$(3,723)

5.	Commitments and Contingencies:

Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees, or other third parties involved in operational issues common to the retail, restaurant, and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries, and other matters. A number of such claims may exist at any given time. We record costs related to defending ourselves from litigation as they are incurred. Currently, there are a number of claims and legal proceedings pending against us. However, in the opinion of our management, and after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

6.	Income Taxes:

Our effective income tax rate for the three months ended October 2, 2011 was 38.7% as compared to 39.4% for the three months ended October 3, 2010 and 38.8% and 40.8% for the nine months ended October 2, 2011 and October 3, 2010, respectively. Our liability for uncertain tax positions (excluding interest and penalties) was $5.3 million and $4.4 million as of October 2, 2011 and January 2, 2011, respectively. The total amount of interest and penalties accrued related to our uncertain tax positions was $2.8 million and $3.0 million as of October 2, 2011 and January 2, 2011, respectively.

7.	Asset Impairments:

During the three months ended October 2, 2011, we recognized asset impairment charges of approximately $1.3 million related to three of our stores we continue to operate and during the three months ended October 3, 2010, we recognized asset impairment charges of approximately $0.9 million related to three stores we continue to operate. The asset impairment charges were the result of the adverse impact of various economic factors in the markets in which these stores operate, which resulted in a decline in the stores financial performance. Based on these factors, we determined that the impaired stores’ forecasted cash flows were insufficient to recover the carrying amount of their long-lived assets. Asset impairments represent adjustments we recorded to write down the carrying amount of the property and equipment at these stores to their estimated fair value.

Our estimate of cash flows used to determine the fair value was developed from the highest and best use of the store from the perspective of market participants, which could differ from the basis of our own internal expectations of the store’s future cash flows. Accordingly, the inputs to the fair value measurement of the stores we recognized as an impairment charge were classified within Level 3 of the fair value hierarchy. For more information regarding fair value measurement, refer to Note 1 “Fair Value Disclosures” to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended January 2, 2011, filed on February 24, 2011.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of our common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of dilutive stock options and unvested shares of restricted stock that are not considered to be participating securities.

The following table sets forth the computation of EPS, including both basic and diluted:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands, except per share amounts)
Numerator:
Net income	$11,650	$12,581	$52,234	$51,221

Denominator:
Basic weighted average common shares outstanding	18,747	20,844	19,339	21,488
Potential common shares for stock options and restricted stock	52	33	40	37

Diluted weighted average common shares outstanding	18,799	20,877	19,379	21,525

Earnings per share:
Basic	$0.62	$0.60	$2.70	$2.38

Diluted	$0.62	$0.60	$2.70	$2.38

Stock options to purchase 37,531 shares and 54,270 shares of our common stock for the three months ended October 2, 2011 and October 3, 2010, respectively, and 45,022 shares and 119,267 shares of our common stock for the nine months ended October 2, 2011 and October 3, 2010, respectively, were not included in our diluted EPS computations because the exercise prices of those stock options were greater than the weighted average market price of our common stock and, therefore, their effect would be antidilutive.

9.	Stock-Based Compensation:

We maintain four stock-based compensation plans pursuant to which we may grant awards of restricted stock to our employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, is recognized as stock-based compensation expense in our consolidated financial statements over the vesting period of the award.

The following table summarizes total pre-tax stock-based compensation expense recognized in our unaudited condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Total stock-based compensation expense	$1,749	$1,906	$5,628	$5,654
Portion capitalized as property and equipment(1)	(49)	(48)	(149)	(143)

Stock-based compensation expense recognized(2)	$1,700	$1,858	$5,479	$5,511

(1)

We capitalize the portion of stock-based compensation expense related to our design, construction, facilities, and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation is included in “Property and equipment, net” in our unaudited condensed consolidated balance sheets.

(2)	Included in “general and administrative expense” in our unaudited condensed consolidated statements of earnings.

As of October 2, 2011, there was $14.3 million of unrecognized pre-tax stock-based compensation expense related to restricted stock granted that will be recognized over a weighted average remaining vesting period of 1.7 years.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Stockholders’ Equity:

Cash Dividends

On February 22, 2011, our Board of Directors the (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share annually. Due to the timing of the Board’s decision, dividends paid during our 2011 fiscal year are expected to be $0.60 per share. On November 1, 2011, our Board declared a cash dividend of $0.22 per share, which will be paid on January 5, 2012 to stockholders of record on December 1, 2011. The table below presents dividends declared for the nine months ended October 2, 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	$0.20	$3.9 million
August 2, 2011	September 8, 2011	October 6, 2011	$0.20	$3.8 million

			$0.60	$11.7 million

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase up to $400 million of our common stock, and on each of October 22, 2007 and October 27, 2009 our Board authorized $200 million increases each.

The following table summarizes shares of our common stock repurchased by us in the open market:

Date Purchased	Number of Shares Purchased	Approximate Cost	Average Price Paid Per Share
	(in millions, except number of shares and per share amounts)
First Quarter 2011	604,224	$22.5	$37.18
Second Quarter 2011	445,000	17.5	$39.45
Third Quarter 2011	512,283	15.4	$30.11

Total 2011	1,561,507	$55.4	$35.51

First Quarter 2010	453,859	$16.9	$37.27
Second Quarter 2010	468,130	18.7	$39.82
Third Quarter 2010	995,496	31.8	$32.03

Total 2010	1,917,485	$67.4	$35.17

As of October 2, 2011, approximately $85.7 million remained available for us to repurchase shares of our common stock, in the future, under our approved share repurchase program. Our share repurchase program does not have an expiration date and the pace of our repurchase activity depends on factors such as our working capital needs, debt repayment obligations, and market price of our common stock, as well as economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. Although there are no current plans to modify the implementation of our share repurchase program, our Board may elect to accelerate, suspend, delay, or discontinue the program at any time.

Stock Options

All of our stock options outstanding are fully vested. During the nine months ended October 2, 2011, 17,588 shares of our common stock were issued from the exercise of stock options for cash proceeds of approximately $0.6 million. During the nine months ended October 3, 2010, 147,957 shares of our common stock were issued from the exercise of stock options for cash proceeds of approximately $4.7 million. As of October 2, 2011, we had 37,500 unexercised stock options outstanding.

CEC ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended October 2, 2011:

	Restricted Shares*	Weighted Average Grant Date Fair Value*
Unvested restricted stock, January 2, 2011	648,235	$29.90
Granted	225,035	$37.38
Vested	(252,894)	$30.08
Forfeited	(50,114)	$31.26

Unvested restricted stock, October 2, 2011	570,262	$32.63

*	Not presented in thousands.

During the nine months ended October 2, 2011, employees and non-employee directors tendered 73,439 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $37.44.

11.	Subsequent Events:

On October 28, 2011, we amended and restated our 2007 Revolving Credit Facility agreement. The amended and restated revolving credit facility (“2011 Revolving Credit Facility”) is a senior unsecured credit commitment, which replaces our 2007 Revolving Credit Facility that was scheduled to mature in October 2012. Total borrowings available to us under the 2011 Revolving Credit Facility were reduced from $550.0 million to $500.0 million and includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase in our revolving commitment of up to $200.0 million in borrowings at any time an increase of $150.0 million from the 2007 Revolving Credit Facility. The 2011 Revolving Credit Facility matures in October 2016 and bears interest at LIBOR plus an applicable margin that ranges between 0.875% and 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (i) the prime interest rate, (ii) the Federal Funds rate plus 0.50%, or (iii) one month LIBOR plus 1.0%, plus an applicable margin that ranges between 0.0% and 0.625%.

The 2011 Revolving Credit Facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our 2011 Revolving Credit Facility.

The 2011 Revolving Credit Facility also contains customary representations, affirmative and negative covenants, and financial covenant ratios that are substantially similar to our 2007 Revolving Credit Facility described in Note 3, with the exception of allowing our share repurchases and dividend payments to be unlimited as long as we do not exceed a leverage ratio of 2.75 to 1, as defined in the agreement.

On November 1, 2011, our Board declared a cash dividend of $0.22 per share, which will be paid on January 5, 2012 to stockholders of record on December 1, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our unaudited condensed consolidated financial statements with a narrative, from the perspective of our management, on our consolidated financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended January 2, 2011, filed on February 24, 2011. Our MD&A includes the following:

•	Executive Summary,

•	Overview of Operations,

•	Results of Operations,

•	Financial Condition, Liquidity and Capital Resources,

•	Off-Balance Sheet Arrangements and Contractual Obligations,

•	Critical Accounting Policies and Estimates,

•	Recently Issued Accounting Guidance, and

•	Cautionary Note Regarding Forward-Looking Statements.

Executive Summary

•	Total revenues decreased 3.5% to $200.0 million for the third quarter of 2011 as compared to $207.1 million for the same quarter in 2010.

•	Comparable store sales decreased 6.3%.

•	The weighted average Company-owned store count increased by approximately seven stores.

•	Menu prices remained flat.

•	Franchise fees and royalties included recognition of revenue of approximately $1.2 million associated with the termination of a development agreement with a franchisee.

•

Company store operating costs as a percentage of Company store sales increased 190 basis points during the third quarter of 2011. This was due to higher cheese usage related to our new pizza, experiencing higher cheese prices, an increase in deferred rent expense offset by a decrease in insurance expense and the recording of a charge related to the transition to a new soft drink supplier in the third quarter of 2010.

•

Depreciation and amortization expense for store operations remained flat. Ongoing capital initiatives increased depreciation and amortization expense; however, depreciation and amortization expense benefited from the impact of a change in estimate of the useful lives of certain games, leasehold improvements and other equipment. We believe the change in the estimated useful lives better reflects our historical and projected experience of the useful lives of these assets. The change in accounting estimate is discussed further in Note 1 “Change in Accounting Estimate and Capitalization Thresholds” in our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of Quarterly Report on Form 10-Q.

•	During the third quarter of 2011, general and administrative expenses decreased primarily related to a decrease in corporate performance-based compensation expense.

•	During the third quarter of 2011, we recognized asset impairment charges of approximately $1.3 million related to three Company-owned stores that we continue to operate.

•

Interest expense decreased $1.4 million to $1.6 million in the third quarter of 2011. The decrease is primarily related to the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62%, for $150.0 million of our borrowings under our 2007 Revolving Credit Facility and required us to record additional interest expense.

•

Diluted earnings per share for the third quarter of 2011 were $0.62 per share as compared to $0.60 per share for the same quarter in 2010. Diluted earnings per share benefited by approximately $0.06 per share from, among other things, the cumulative repurchases of approximately 2.8 million shares of our common stock since the beginning of the third quarter of 2010.

•	We repurchased approximately 0.5 million shares of our common stock during the third quarter of 2011 at an average price per share of $30.11.

•	During the nine months ended October 2, 2011, we completed 123 capital initiatives, consisting of five major remodels, 22 expansions, 94 game enhancements, and two new stores.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Number of Company-owned stores:
Beginning of period	507	498	507	497
New(1)	—	1	2	1
Acquired from franchisees	—	2	—	3
Closed(1)	—	(1)	(2)	(1)

End of period	507	500	507	500

Number of franchised stores:
Beginning of period	48	48	47	48
New	1	—	3	1
Acquired by the Company	—	(2)	—	(3)
Closed	—	—	(1)	—

End of period	49	46	49	46

(1)	The nine months ended October 2, 2011 included the closing and opening of one relocated store.

We are focusing on growing our concept both domestically and internationally. We currently expect to open 12 to 15 new or relocated Company-owned stores per year for both 2012 and 2013 in the United States. We are also targeting 15 countries in Latin America, six countries in Asia, and six countries in the Middle East for franchising of our concept internationally. Currently we have signed four franchise development agreements, which grant certain franchisees the right to develop a total of 25 franchise stores in various international countries of which two have already opened and two are currently under construction.

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or opened for 12 months for acquired stores (our “comparable store base”). We believe comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

Revenues. Our primary source of revenue is sales at our Company-owned stores (“Company Store Sales”), which consists of the sale of food, beverages, game-play tokens, and merchandise. A portion of our Company Store Sales comes from sales of value-priced combination packages generally comprised of food, beverage, and game tokens (“Package Deals”), which we promote through in-store menu pricing or coupon offerings. We allocate the revenue recognized from the sale of our Package Deals and coupons between “food and beverage sales” and “entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

Food and beverage sales include all revenue recognized with respect to stand-alone food and beverage sales, as well as the portion of revenue allocated from Package Deals and coupons that relate to food and beverage sales.

Entertainment and merchandise sales include all revenue recognized with respect to stand-alone game token sales, as well as a portion of revenue allocated from Package Deals and coupons that relate to entertainment and merchandise.

Another source of revenue for us is charging franchise fees and royalties. We charge our franchisees monthly royalties based on a percentage of their franchised store’s sales. We also charge our franchisees development and initial franchise fees to establish new stores, as well as fees when we provide them with equipment and other services. We recognize development and franchise fees as revenue when we have substantially completed our obligations to the franchisee.

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages, and costs of related paper and birthday supplies less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prizes;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes, and benefits for store personnel;

•

Depreciation and amortization includes expenses that are directly related to our Company-owned stores’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures, and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g., common area maintenance (“CAM”) charges and property taxes); and

•

Other store operating expenses include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of our Company-owned stores.

Our “cost of food and beverage” and “cost of entertainment and merchandise” mentioned above do not include any allocation of Company-owned store overhead such as store employee payroll, related taxes and benefit costs, rent expense, and depreciation and amortization expense associated with Company-store assets. We believe that presenting Company-owned store-level labor costs, depreciation and amortization expense, and rent expense in the aggregate provides the most informative financial reporting presentation. “Cost of food and beverage” and “cost of entertainment and merchandise”, as a percentage of Company Store Sales, is influenced by both the cost of products, as well as the overall mix of Company Store Sales. Entertainment and merchandise sales have higher margins than food and beverage sales.

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, and media expenses for national and local advertising, partially offset by contributions from our franchisees.

General and administrative expenses. General and administrative expenses represent all costs associated with our corporate office operations, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets, as well as other administrative costs not directly related to the operation of our Company-owned stores.

Asset impairments. Asset impairments (if any) represent non-cash charges for the estimated write down of the carrying amount of our long-lived assets within stores that are not expected to generate sufficient projected future cash flows to recover their current net book value.

Seasonality and Variation in Quarterly Results

Our operating results fluctuate seasonally due to the timing of school vacations, holidays, and changing weather conditions. As a result, we typically generate higher sales volumes during the first and third quarters of each fiscal year. School operating schedules, holidays, and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2011 and 2010 fiscal years each consist of 52 weeks.

Results of Operations

The following table summarizes our principal sources of Company Store Sales expressed in dollars and as a percentage of total Company Store Sales for the periods presented:

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
	(in thousands, except percentages*)
Food and beverage sales	$92,394	46.7%	$99,452	48.2%	$304,530	47.7%	$309,532	49.0%
Entertainment and merchandise sales	105,461	53.3%	106,747	51.8%	333,745	52.3%	321,996	51.0%

Total Company Store Sales	$197,855	100.0%	$206,199	100.0%	$638,275	100.0%	$631,528	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
	(in thousands, except percentages*)
Company Store Sales	$197,855	98.9%	$206,199	99.5%	$638,275	99.3%	$631,528	99.5%
Franchise fees and royalties	2,142	1.1%	945	0.5%	4,340	0.7%	2,929	0.5%

Total revenues	199,997	100.0%	207,144	100.0%	642,615	100.0%	634,457	100.0%

Company store operating costs:
Cost of food and beverage (1)	23,196	25.1%	22,143	22.3%	74,186	24.4%	69,729	22.5%
Cost of entertainment and merchandise (2)	8,004	7.6%	8,906	8.3%	25,515	7.6%	26,692	8.3%

Total cost of food, beverage, entertainment and merchandise (3)	31,200	15.8%	31,049	15.1%	99,701	15.6%	96,421	15.3%
Labor expenses (3)	53,417	27.0%	55,740	27.0%	169,296	26.5%	168,112	26.6%
Depreciation and amortization (3)	19,939	10.1%	19,903	9.7%	61,597	9.7%	59,345	9.4%
Rent expense (3)	19,667	9.9%	17,719	8.6%	56,486	8.8%	52,645	8.3%
Other store operating expenses (3)	33,544	17.0%	36,025	17.5%	96,790	15.2%	96,757	15.3%

Total Company store operating costs (3)	157,767	79.7%	160,436	77.8%	483,870	75.8%	473,280	74.9%
Other costs and expenses:
Advertising expense	9,575	4.8%	9,870	4.8%	27,491	4.3%	27,292	4.3%
General and administrative expenses	10,799	5.4%	12,176	5.9%	38,078	5.9%	37,297	5.9%
Asset impairments	1,260	0.6%	936	0.5%	1,260	0.2%	936	0.1%

Total operating costs and expenses	179,401	89.7%	183,418	88.5%	550,699	85.7%	538,805	84.9%

Operating income	20,596	10.3%	23,726	11.5%	91,916	14.3%	95,652	15.1%
Interest expense	1,581	0.8%	2,951	1.4%	6,621	1.0%	9,063	1.4%

Income before income taxes	$19,015	9.5%	$20,775	10.0%	$85,295	13.3%	$86,589	13.6%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company Store Sales.

(* Due to rounding, percentages presented in the table above may not add. The percentage amounts for the components of cost of food, beverage, entertainment and merchandise do not sum due to the fact that cost of food and beverage and cost of entertainment and merchandise are expressed as a percentage of related food and beverage and entertainment and merchandise sales, as opposed to total Company Store Sales.)

Three Months Ended October 2, 2011 Compared to Three Months Ended October 3, 2010

Revenues

Company Store Sales decreased $8.3 million, or 4.0%, to $197.9 million during the third quarter of 2011 as compared to $206.2 million for the third quarter of 2010. The decrease in Company Store Sales primarily related to a 6.3% decrease in comparable store sales. We believe that the decrease in comparable store sales resulted primarily from restrained consumer spending of our customers due to the current economic conditions this quarter compared to the prior year quarter. The decrease in Company Store Sales was partially offset by a weighted-average net increase of approximately seven Company-owned stores.

Total Company Store Sales mix consisted of food and beverage sales totaling 46.7% and entertainment and merchandise sales totaling 53.3% for the third quarter of 2011 as compared to 48.2% and 51.8%, respectively, for the third quarter of 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is the result of our ongoing investment in our games that we believe is resulting in our guests allocating more of their average check to games, coupled with ongoing changes made to our token-only coupons and the shift in component mix of Package Deals and coupons.

During the third quarter of 2011 we recognized franchise fees of approximately $1.2 million associated with the termination of an international development agreement with a franchisee.

Company Store Operating Costs

For the third quarter of 2011, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company Store Sales, increased 0.7 percentage points to 15.8% as compared to 15.1% for the third quarter of 2010. The increase primarily related to an increase in cheese usage and an increase in the costs of certain commodities, primarily cheese.

Cost of food and beverage, as a percentage of food and beverage sales, increased 2.8 percentage points to 25.1% for the third quarter of 2011 as compared to 22.3% for the third quarter of 2010. The increase related to higher cheese usage related to our new pizza and an increase due to higher cheese prices. During the third quarter of 2011, the weighted average price of cheese increased approximately $0.35 per pound, or 21.6%, as compared to the third quarter of 2010. Additionally, the deleveraging effect of the shift in sales mix in connection with component changes in our coupons and Package Deals impacted the change.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.7 percentage points to 7.6% for the third quarter of 2011 as compared to 8.3% for the third quarter of 2010. The decrease primarily related to the leveraging effect of the shift in the sales mix in connection with component changes in our coupons, Package Deals, and changes to our token-only coupons.

Labor expenses, as a percentage of Company Store Sales, remained unchanged at 27.0% for both the third quarter of 2011 and the third quarter of 2010. This was primarily attributable to reductions in sales-based compensation expense, which offset a 1.4% increase in the average hourly rate.

Depreciation and amortization expense for our Company-owned stores remained relatively flat at $19.9 million for the third quarter of 2011 and 2010. Depreciation and amortization expense for the third quarter of 2011 benefited by approximately $1.1 million associated with our change in estimate of useful lives of certain games, leasehold improvements, and certain pieces of equipment. This benefit was offset by an increase in depreciation and amortization expense related to our ongoing capital investment initiatives at our existing stores and new store development. The change in accounting estimate is discussed further in Note 1 “Change in Accounting Estimate and Capitalization Thresholds” in our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Rent expense for our Company-owned stores increased $2.0 million to $19.7 million for the third quarter of 2011 as compared to $17.7 million for the third quarter of 2010. The increase related to an increase in deferred rent expense of approximately $1.1 million and an increase in leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses, as a percentage of Company Store Sales, decreased 0.5 percentage points to 17.0% for the third quarter of 2011 as compared to 17.5% for the third quarter of 2010. The decrease was primarily related to recording, in the third quarter of 2010, an increase in self-insurance reserves of approximately $0.9 million associated with the unfavorable development of certain general liability claims and recording a charge of approximately $0.9 million to transition to a new soft drink supplier. The impacts from the prior year third quarter were partially offset by a net increase in various store-related operating costs in the current year third quarter.

Advertising Expense

Advertising expense, as a percentage of total revenues, remained unchanged at 4.8% for both the third quarter of 2011 and the third quarter of 2010. During the third quarter of 2011 advertising expense decreased by $0.3 million as compared to the third quarter of 2010. The dollar decrease in advertising expense primarily related to the timing of various advertising campaigns.

General and Administrative Expenses

General and administrative expenses decreased approximately $1.4 million to $10.8 million for the third quarter of 2011 as compared to $12.2 million for the third quarter of 2010. The decrease primarily related to a decrease in corporate performance-based compensation expense, partially offset by an increase in corporate salaries.

Asset Impairments

During the third quarter of 2011, we recognized asset impairment charges of $1.3 million for three of our Company-owned stores and during the third quarter of 2010, we recognized asset impairment charges of approximately $0.9 million for three stores. The asset impairment charges were based on the determination that these stores had been adversely impacted by various economic factors in the markets in which they are located. We still operate these stores; however, due to a decline in their financial performance, management determined that the estimated fair value of these stores’ long-lived assets (determined from discounted expected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount and as a result recorded the write down of the carrying amount of the property and equipment, at these stores, to their estimated fair value.

Interest Expense

Interest expense decreased $1.4 million to $1.6 million for the third quarter of 2011 as compared to $3.0 million for the third quarter of 2010. The decrease primarily related to a reduction in our weighted average effective interest rate associated with the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. During the third quarter of 2011, our weighted average effective interest rate was 1.3% as compared to 2.9% for the third quarter of 2010.

Income Taxes

Our effective income tax rate decreased to 38.7% for the third quarter of 2011 as compared to 39.4% for the third quarter of 2010. The decrease in our effective income tax rate primarily resulted from an increase in employment related federal and state tax credits and adjustments related to our estimated liability for uncertain tax positions.

Diluted Earnings Per Share

Diluted earnings per share were $0.62 per share for the third quarter of 2011 as compared to $0.60 per share for the third quarter of 2010. The increase, among other things, primarily related to a 10% decrease in the number of weighted average diluted shares outstanding as compared to the third quarter of 2010. The number of weighted average diluted shares outstanding decreased primarily due to the repurchase of approximately 2.8 million shares of our common stock since the beginning of the third quarter of 2010.

We estimate that the decrease in the number of weighted average diluted shares outstanding during the third quarter of 2011 attributable solely to our repurchases benefited our diluted earnings per share in the third quarter of 2011 by approximately $0.06 per share. The estimate of the impact of stock repurchases is based on the weighted average number of shares we repurchased since the beginning of the third quarter of 2010 and includes consideration of any estimated additional interest expense attributable to borrowings under our 2007 Revolving Credit Facility to finance the share repurchases. Our diluted earnings per share computation excludes the effect of share repurchases prior to the third quarter of 2010, the effect of the issuance of restricted stock, and the exercise of stock options subsequent to the beginning of the third quarter of 2010.

Nine Months Ended October 2, 2011 Compared to Nine Months Ended October 3, 2010

Revenues

Company Store Sales increased $6.8 million, or 1.1%, to $638.3 million during the nine months ended October 2, 2011 as compared to $631.5 million for the nine months ended October 3, 2010. The increase in Company Store Sales primarily related to a weighted-average net increase of approximately seven Company-owned stores, which offset the decrease of 1.5% in comparable store sales. We believe the percentage decrease in comparable store sales resulted primarily from restrained consumer spending of our customers due to the current economic conditions, primarily during the third quarter of 2011.

Total Company Store Sales mix consisted of food and beverage sales totaling 47.7% and entertainment and merchandise sales totaling 52.3% for the nine months ended October 2, 2011 as compared to 49.0% and 51.0%, respectively, for the nine months ended October 3, 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is the result of our ongoing investment in our games, which we believe is resulting in our guests allocating more of their average check to games, coupled with ongoing changes made to our token-only coupons and the shift in component mix of Package Deals and coupons.

During the third quarter of 2011 we recognized franchise fees of approximately $1.2 million associated with the termination of an international development agreement with a franchisee.

Company Store Operating Costs

For the nine months ended October 2, 2011, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company Store Sales, increased 0.3 percentage points to 15.6% as compared to 15.3% for the nine months ended October 3, 2010. The increase primarily related to an increase of our cheese usage and an increase in the costs of certain commodities, primarily cheese.

Cost of food and beverage, as a percentage of food and beverage sales, increased 1.9 percentage points to 24.4% for the nine months ended October 2, 2011 as compared to 22.5% for the nine months ended October 3, 2010. The increase related to an increase associated with higher cheese usage and an increase due to higher cheese prices. During the nine months ended October 2, 2011, the average price of cheese increased approximately $0.33 per pound, or 22.1%, as compared to the nine months ended October 3, 2010. Additionally, the deleveraging effect of the shift in sales mix in connection with component changes in our coupons and Package Deals impacted the change.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.7 percentage points to 7.6% for the nine months ended October 2, 2011 as compared to 8.3% for the nine months ended October 3, 2010. The decrease primarily related to the leveraging effect of the shift in the sales mix to component changes in coupons, Package Deals, and changes to our token-only coupons.

Labor expenses, as a percentage of Company Store Sales, decreased by 0.1 percentage point to 26.5% for the nine months ended October 2, 2011 as compared to 26.6% for the nine months ended October 3, 2010. The decrease primarily related to a decline in our revenues, which resulted in a reduction in sales-based compensation expense, which offset a 1.1% increase in the average hourly rate.

Depreciation and amortization expense for our Company-owned stores increased $2.3 million to $61.6 million for the nine months ended October 2, 2011 as compared to $59.3 million for the nine months ended October 3, 2010. The increase was primarily due to an increase in depreciation and amortization expense associated with ongoing capital investment initiatives at our existing stores and new store development. This increase was partially offset by a reduction in depreciation and amortization expense of approximately $1.1 million related to our change in estimate of useful lives of certain games, leasehold improvements, and certain pieces of equipment. The change in accounting estimate is discussed further in Note 1 “Change in Accounting Estimate and Capitalization Thresholds” in our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Rent expense for our Company-owned stores increased $3.9 million to $56.5 million for the nine months ended October 2, 2011 as compared to $52.6 million for the nine months ended October 3, 2010. The increase related to an increase in deferred rent expense of approximately $1.1 million and an increase in leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses, as a percentage of Company Store Sales, decreased by 0.1 percentage point to 15.2% for the nine months ended October 2, 2011 as compared to 15.3% for the nine months ended October 3, 2010. The decrease was primarily related to recording, in the prior year, an increase in self-insurance reserves of approximately $2.0 million associated with the unfavorable development of certain general liability claims and recording a charge of approximately $0.9 million to transition to a new soft drink supplier. The impacts from the prior year were partially offset by a net increase in various store-related operating costs in the current year.

Advertising Expense

Advertising expense, as a percentage of total revenues, remained unchanged at 4.3% for both the nine months ended October 2, 2011 and the nine months ended October 3, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.8 million to $38.1 million for the nine months ended October 2, 2011 as compared to $37.3 million for the nine months ended October 3, 2010. The increase primarily related to an increase in home-office compensation costs and various corporate overhead expenses, and was partially offset by a decrease in corporate performance-based compensation expense.

Asset Impairments

During the third quarter of 2011, we recognized asset impairment charges of $1.3 million for three Company-owned stores and during the third quarter of 2010, we recognized asset impairment charges of approximately $0.9 million for three stores. The asset impairment charges were based on the determination that these stores had been adversely impacted by various economic factors in the markets in which they are located. We still operate these stores; however, due to a decline in their financial performance, management determined that the estimated fair value of these stores’ long-lived assets (determined from discounted expected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount and as a result recorded the write down of the carrying amount of the property and equipment, at these stores, to their estimated fair value.

Interest Expense

Interest expense decreased $2.5 million to $6.6 million for the nine months ended October 2, 2011 as compared to $9.1 million for the nine months ended October 3, 2010. The decrease primarily related to the reduction in our weighted average effective interest rate associated with the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. During the nine months ended October 2, 2011, our weighted average effective interest rate, including the interest rate swap, was 2.1% as compared to 3.0% for the nine months ended October 3, 2010. Additionally, in the second quarter of 2010 we recorded a non-recurring charge of $0.7 million related to interest associated with uncertain tax positions pursuant to an IRS examination.

Income Taxes

Our effective income tax rate decreased to 38.8% for the nine months ended October 2, 2011 as compared to 40.8% for the nine months ended October 3, 2010. The decrease in our effective tax rate was primarily related to our 2010 effective tax rate being adversely impacted by an unfavorable adjustment made during 2010 of $2.4 million discovered in connection with an IRS examination of our 2006 and 2007 federal tax returns, which was concluded and settled in 2010, as well as an increase in employment related federal and state tax credits.

Diluted Earnings Per Share

Diluted earnings per share were $2.70 per share for the nine months ended October 2, 2011 as compared to $2.38 per share for the nine months ended October 3, 2010. The increase, among other things, related to recording unfavorable discrete adjustments in the prior year of approximately $2.4 million, in connection with an IRS examination and a 10% decrease in the number of weighted average diluted shares outstanding as compared to the nine months ended October 3, 2010. The number of weighted average diluted shares outstanding decreased primarily due to the repurchase of approximately 3.7 million shares of our common stock since the beginning of the 2010 fiscal year.

We estimate that the decrease in the number of weighted average diluted shares outstanding during the nine months ended October 2, 2011 attributable solely to our repurchases benefited our diluted earnings per share in the nine months ended October 2, 2011 by approximately $0.26 per share. Our estimate of the impact of stock repurchases is based on the weighted average number of shares repurchased since the beginning of the 2010 fiscal year and includes consideration of any estimated additional interest expense attributable to borrowings under our 2007 Revolving Credit Facility to finance any stock repurchases. Our diluted earnings per share computation excludes the effect of stock repurchases prior to our 2010 fiscal year, the effect of the issuance of restricted stock, and the exercise of stock options subsequent to the beginning of our 2010 fiscal year.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

Funds generated by our operating activities, available cash and cash equivalents, and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We primarily use our cash from operating activities to fund our ongoing business activities, planned capital expenditures, service our debt, pay dividends to our stockholders, and repurchase our shares of common stock.

Our business development strategy does not require that we enter into any material development or contractual purchase obligations. Our planned capital expenditures, including spending that pertains to new store development and capital initiatives, are flexible so we can manage our liquidity by deferring or curtailing any planned capital spending.

We believe funds generated from our expected consolidated results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our 2011 Revolving Credit Facility is also available to fund any of our additional working capital needs or investment opportunities. However, if we experience a material decline in our sales trends, we can give no assurances that we will be able to generate cash flows at or above our current levels.

The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	October 2, 2011	January 2, 2011
	(in thousands)
Cash and cash equivalents	$18,887	$19,269
2007 Revolving Credit Facility borrowings*	$355,500	$377,000
Available unused commitments under our revolving credit facility*	$183,841	$162,341

*	Our 2007 Revolving Credit Facility was amended and restated in October 2011. In connection with the amendment and restatement, the revolving credit facility commitment was reduced from $550.0 million to $500.0 million.

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(in thousands)
Net cash provided by operating activities	$154,749	$137,790
Net cash used in investing activities	(68,344)	(73,136)
Net cash used in financing activities	(86,733)	(63,296)
Effect of foreign exchange rate changes on cash and cash equivalents	(64)	14

Change in cash and cash equivalents	$(392)	$1,372

Interest paid	$7,101	$8,128
Income taxes paid, net	$3,062	$31,851

Cash Flows – Operating Activities

Net cash provided by operating activities increased $16.9 million to $154.7 million during the nine months ended October 2, 2011 as compared to $137.8 million during the nine months ended October 3, 2010. Operating cash flows in 2011 benefited from a decrease in the amounts of estimated tax payments required for the current year and a refund of an overpayment reported on our 2010 federal income tax return of $9.0 million received in the first quarter of 2011. These both largely resulted from more favorable tax depreciation rules enacted in December 2010 increasing “bonus depreciation” (i.e., additional first-year depreciation) from 50% to 100%, which is in effect for qualifying capital additions placed in service from September 9, 2010 through December 31, 2011. For qualifying capital additions placed in service in 2012, the bonus depreciation reverts back to 50% and then expires barring any new legislation. The increase was partially offset by a decrease in working capital.

Our cash interest payments decreased $1.0 million to $7.1 million during the nine months ended October 2, 2011 as compared to $8.1 million during the nine months ended October 3, 2010. The decrease was primarily related to a decrease in the weighted average interest rate incurred on our borrowings under our 2007 Revolving Credit Facility. The decrease in the weighted average interest rate primarily related to the expiration of our interest rate swap agreement in May 2011.

Our cash payments for income taxes, net of refunds received, decreased by $28.8 million to $3.1 million during the nine months ended October 2, 2011 as compared to $31.9 million for the nine months ended October 3, 2010. During the nine months ended October 2, 2011 we made income tax payments of approximately $12.1 million, which was offset by a refund of an overpayment of $9.0 million of federal income taxes relating to the 2010 fiscal tax year received during the first quarter of 2011. As previously noted, the decrease in tax payments (net of refunds) beginning with the fourth quarter of 2010 and continuing through 2011 largely results from favorable tax depreciation rules enacted in December 2010 and effective for qualifying capital additions placed in service from September 9, 2011 through December 31, 2011 (allowing 100% bonus depreciation).

Cash Flows – Investing Activities

Net cash used in investing activities decreased $4.8 million to $68.3 million during the nine months ended October 2, 2011 as compared to $73.1 million for the nine months ended October 3, 2010. The decrease primarily related to a decrease in the number of capital spending initiatives at our existing stores for the current year as compared to the prior year. During the nine months ended October 2, 2011 we completed capital spending initiatives for 123 stores as compared to completing capital spending initiatives on 157 stores during the nine months ended October 3, 2010 and purchasing three former franchisee-owned store locations during 2010.

Cash Flows – Financing Activities

Net cash used in financing activities increased $23.4 million to $86.7 million during the nine months ended October 2, 2011 as compared to $63.3 million during the nine months ended October 3, 2010. The increase in financing activities primarily related to the payment of quarterly cash dividends, repayments on our borrowings from our 2007 Revolving Credit Facility, and a reduction in the amount of cash proceeds received from stock options being exercised. The increase was partially offset by a decrease in share repurchases of our common stock.

Cash dividends paid out for the nine months ended October 2, 2011 for the dividends declared during the first and second quarters of 2011 was approximately $7.8 million. Repayments on our borrowings under the 2007 Revolving Credit Facility were approximately $21.5 million during the nine months ended October 2, 2011 compared to borrowings of approximately $2.2 million during the nine months ended October 3, 2010. Also, during the nine months ended October 2, 2011, the amount of cash proceeds received through the exercise of employee stock options decreased $4.1 million compared to the same period in 2010 due to a decline in the number of stock option awards available to be exercised. The increase in net cash used in financing activities was partially offset by a reduction in our share repurchases of our common stock during the nine months ended October 2, 2011 of approximately $12.0 million to $55.4 million as compared to $67.4 million for the same period in 2010.

Sources of Liquidity

We finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under a revolving credit facility.

The primary components of working capital are as follows:

•

Our store customers pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before our related accounts payable to suppliers and employee payroll becomes due;

•	Frequent inventory turnover results in a limited investment required in inventories; and

•	Our accounts payable are generally due within five to 30 days.

Our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets), without incurring significant short-term or long-term borrowings. Cash flows for our operations are dependent on our ability to continue to access borrowings from our revolving credit facility. The ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the revolving credit facility agreement, including the maintenance of certain prescribed financial ratio covenants, as more fully described below.

Debt Financing

We maintained a $550.0 million revolving credit facility (“2007 Revolving Credit Facility”) under a credit agreement dated October 19, 2007, with a syndicate of lenders. As of October 2, 2011, we had $355.5 million of borrowings outstanding and $10.7 million letters of credit, which remained undrawn under our 2007 Revolving Credit Facility. Based on the type of borrowing, our 2007 Revolving Credit Facility accrued interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25%, determined based on our financial performance and debt levels; or alternatively, the higher of (i) the prime interest rate or (ii) the Federal Funds rate plus 0.50%. For the nine months ended October 2, 2011, borrowings under our 2007 Revolving Credit Facility incurred interest at LIBOR (ranging from 0.18% to 0.24%) plus 1.00% or prime (3.25%.) We were also required to pay a commitment fee ranging from 0.1% to 0.3%, depending on our financial performance and debt levels. The commitment fee was payable quarterly on any unused portion of our 2007 Revolving Credit Facility. All borrowings under our 2007 Revolving Credit Facility were unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

The weighted average effective interest rate incurred on our borrowings under our 2007 Revolving Credit Facility was 1.3% and 2.9%, for the three months ended October 2, 2011 and October 3, 2010, respectively, and was 2.1% and 3.0%, for the nine months ended October 2, 2011 and October 3, 2010, respectively. We expect to pay an average interest rate of approximately 1.6% to 1.8% under our 2011 Revolving Credit Facility during the remainder of 2011.

Our 2007 Revolving Credit Facility contained a number of covenants that, among other things, required us to comply with the following financial ratios as of the end of each fiscal quarter:

•

A consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (i) our consolidated EBITR for the last four fiscal quarters to (ii) the sum of our consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the 2007 Revolving Credit Facility, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense, and other non-cash charges, reduced by non-cash income.

•

A consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (i) our quarter-end consolidated funded indebtedness (as defined in the 2007 Revolving Credit Facility agreement) to (ii) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the 2007 Revolving Credit Facility, equals consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization expense.

As of October 2, 2011, we were in compliance with the required covenant ratios, under our 2007 Revolving Credit Facility, with a consolidated fixed charge coverage ratio of 2.21 to 1 and a consolidated leverage ratio of 1.93 to 1. During the nine months ended October 2, 2011, we repaid $21.5 million against the outstanding debt balance under our 2007 Revolving Credit Facility, which reduced the total outstanding balance of borrowings to $355.5 million as of October 2, 2011 as compared to $377.0 million as of January 2, 2011.

In October 2011, we amended and restated our 2007 Revolving Credit Facility (“2011 Revolving Credit Facility”), which among other things extended the maturity date to October 2016. Total borrowings available to us under the 2011 Revolving Credit Facility were reduced from $550.0 million to $500.0 million and includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase in our revolving commitment of up to $200.0 million in borrowings at any time an increase of $150 million from the 2007 Revolving Credit Facility. Our 2011 Revolving Credit Facility was renewed with similar terms and conditions as our 2007 Revolving Credit Facility. The financial ratio covenants under our 2011 Revolving Credit Facility remained the same as with our 2007 Revolving Credit Facility. Our 2011 Revolving Credit Facility will be the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for our working capital needs. Non-compliance with the required financial covenant ratios could prevent us from being able to access further borrowings under our 2011 Revolving Credit Facility, require us to immediately repay all amounts outstanding under the 2011 Revolving Credit Facility, and increase our cost of borrowing. For further discussion of the terms of our amended and restated revolving credit facility see Note 11 in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Cash Dividends

On February 22, 2011, our Board of Directors (the “Board”) approved the initiation of a quarterly cash dividend of $0.20 per share, or $0.80 per share annually. Due to the timing of the Board’s decision, dividends paid during our 2011 fiscal year are expected to be $0.60 per share. On November 1, 2011, our Board declared a cash dividend of $0.22 per share, which will be paid on January 5, 2012 to stockholders of record on December 1, 2011.

The table below presents dividends declared for the nine months ended October 2, 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	$0.20	$3.9 million
August 2, 2011	September 8, 2011	October 6, 2011	$0.20	$3.8 million

			$0.60	$11.7 million

We expect to continue to pay quarterly cash dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We currently intend to open 12 to 15 new or relocated stores per year in both 2012 and 2013 in the United States. We have funded and expect to continue to fund these capital expenditures through our existing cash flows from operations and, if necessary, borrowings under our 2011 Revolving Credit Facility. We estimate capital expenditures in 2011 will total approximately $85 million to $90 million, (i) including approximately $55 million to $60 million related to capital initiatives for our existing stores; (ii) approximately $10 million to $11 million related to new store development; (iii) and the remainder for other store initiatives, general store requirements, and corporate capital expenditures.

The following tables summarize certain information regarding our actual and projected capital expenditures during each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Existing Company-owned store initiatives:
Game Enhancements	43	32	94	129
Major Remodels	4	3	5	9
Store Expansions	10	9	22	19

Total projects completed	57	44	121	157

New Company-owned store development and franchise acquisitions(1)	—	3	2	4

(1)	2011 includes one Company-owned store that was relocated and opened in the first quarter of 2011. One of our Company-owned stores added in 2010 was a store we acquired from a franchisee.

	Estimated Average Cost Per Project	Estimated Total Projects for Fiscal Year 2011	Actual Completions Fiscal Year 2010
	(in millions)
Investment in existing Company-owned stores:
Game Enhancements(1)	$0.1 to $0.2	135 to 140	180
Major Remodels	$0.6	10 to 12	15
Store Expansions	$1.0	30 to 35	28

Total		175 to 187	223

New Company store development and franchise store acquisitions:(2)	$2.7 to $2.8	4	12

(1)

2010 included incremental game enhancements completed for Company-owned stores located in the Los Angeles, San Diego, Chicago, and Philadelphia market areas in conjunction with local television advertising. We are not projecting this incremental capital spending during 2011.

(2)

New Company-owned stores projected to be developed during 2011 include three stores that will be relocated. Company-owned stores added during 2010 included five stores we acquired from franchisees and two stores we relocated.

Investment in Existing Company-owned Stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must continually reinvest in our existing Company-owned stores. For our existing Company-owned stores, we utilize the following capital initiatives: (i) game enhancements, (ii) major remodels, and (iii) store expansions. We believe these capital initiatives are essential to preserving our existing Company-owned store sales and cash flows and provide a solid foundation for long-term revenue growth.

Game Enhancements. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game and ride technology.

Major Remodels. We undertake periodic major remodels when there is a need to improve the overall appearance of a Company-owned store or when we introduce concept changes or enhancements to our Company-owned stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the Company-owned store, increase the number of games and rides, and modify or develop a new exterior and interior identity.

Store Expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides, and other entertainment offerings in our Company-owned stores. In addition to expanding the square footage of a Company-owned store, store expansions typically include all components of a major remodel and generally result in an increase in the Company-owned store’s seat count. We consider our investments in Company-owned store expansions generally to be discretionary in nature. In undertaking Company-owned store expansions, our objective is to improve the appeal of our Company-owned stores and to capture sales growth opportunities as they arise.

Since the lifecycles of our Company-owned store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our Company Store Sales and cash flows over the long-term. While we are hopeful that our major remodels and game enhancements will contribute to incremental Company Store Sales growth, we believe that our capital spending with respect to expansions of existing Company-owned stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in Company-owned stores that compete with other competitors. We believe that expanding the square footage and entertainment space of a Company-owned store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment and merchandise sales, but rather is focused on impacting overall Company Store Sales through increased guest traffic and satisfaction.

New Company Store Development. Our plan for new Company-owned store development is typically focused on opening high sales volume stores in densely populated areas. We expect the cost of opening new stores will vary depending upon many factors including the existing real estate market, size of the store, whether we acquire land, and whether the store is located in an in-line or freestanding building.

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase up to $400 million of our common stock and on each of October 22, 2007 and October 27, 2009 our Board authorized $200 million increases each. During the nine months ended October 2, 2011, we repurchased approximately 1.6 million shares of our common stock at an aggregate purchase price of approximately $55.4 million. As of October 2, 2011, approximately $85.7 million remained available for us to repurchase shares of our common stock, in the future, under our approved share repurchase program.

Our share repurchase program approved by the Board does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, repayment of our debt obligations, our stock price, as well as various economic and market conditions. Our share repurchases also may be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. Although there are no current plans to modify the implementation of our share repurchase program, our Board may elect to accelerate, suspend, delay, or discontinue the program at any time.

Off-Balance Sheet Arrangements and Contractual Obligations

As of October 2, 2011, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2010.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amount of our assets and liabilities as of the date of our consolidated financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosure of contingent assets and liabilities. The use of estimates is pervasive throughout our consolidated financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends, and other factors that we believe to be relevant and reasonable at the time our consolidated financial statements were prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions. Our unaudited condensed consolidated results of operations for our interim periods are not necessarily indicative of consolidated results for our full fiscal year.

Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective, or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011. We believe that as of October 2, 2011 there has been no material change to the information concerning our critical accounting policies and estimates. While not considered a critical accounting policy or estimate we did change our estimate of the useful lives of certain games, leasehold improvements and other equipment, as well as our capitalization thresholds. The change in accounting estimate and capitalization thresholds is discussed further in Note 1 “Change in Accounting Estimate and Capitalization Thresholds” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Guidance

Refer to Note 1 “Basis of Presentation and Recently Issued Accounting Guidance” of our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of the new accounting guidance we have recently adopted and recently issued accounting guidance that we have not yet adopted, including a discussion of our anticipated impacts on our consolidated financial results.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 24, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Changes in consumer discretionary spending and general economic conditions;

•	Our ability to successfully implement our business development strategies;

•	Costs incurred in connection with our business development strategies;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Competition in both the restaurant and entertainment industries;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Loss of certain key personnel;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Continued existence or occurrence of certain public health issues;

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Adverse effects of local conditions, natural disasters, and other events;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Government regulations, litigation, product liability claims, and product recalls;

•	Disruptions of our information technology systems; and

•	Conditions in foreign markets.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes, and foreign currency fluctuation.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our 2007 Revolving Credit Facility and we will have the same exposure under our 2011 Revolving Credit Facility. For the nine months ended October 2, 2011, our weighted average variable interest rate, excluding the effect of the interest rate swap, was 1.3%. As of October 2, 2011, we had borrowings outstanding from our 2007 Revolving Credit Facility of $355.5 million that are exposed to market risk. If the variable interest rate increased by 100 basis points, assuming no change in our outstanding debt balance, our annual interest expense would increase by approximately $3.6 million.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in demand, supply, and other factors. We have not entered into any hedging arrangements to reduce the volatility associated with such commodity prices; however, we typically enter into short term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the nine months ended October 2, 2011, the weighted average cost of a block of cheese was $1.82. The estimated increase in our food costs from a hypothetical 10 percent increase in the average cost of a block of cheese would have been approximately $1.0 million for the nine months ended October 2, 2011. For the nine months ended October 2, 2011, the weighted average cost of dough per pound was $0.45. The estimated increase in our food costs from a hypothetical 10 percent increase in the average price of dough per pound would have been approximately $0.5 million for the nine months ended October 2, 2011.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk in Canada as we operate a total of 14 Company-owned stores in Canada that create market risk associated with changes in the value of the Canadian dollar. The currency exchange rates for Canada as compared to the United States dollar as of and for the nine months ended October 2, 2011 and nine months ended October 3, 2010 were as follows:

Type of Exchange Rate	2011	2010
Low rate for the period:	$0.9517	$0.9285
High rate for the period:	$1.0590	$1.0030
Weighted average for the period:	$1.0227	$0.9653
Spot rate as of end of the period:	$0.9517	$0.9802

Changes in the currency exchange rate result in cumulative translation adjustments are included in “accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. During the nine months ended October 2, 2011, our Canada stores represented approximately 0.4% of our consolidated operating income. A hypothetical 10 percent devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the nine months ended October 2, 2011 would have reduced our reported operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 2, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees, or other third parties involved in operational issues common to the retail, restaurant, and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries, and other matters. A number of such claims may exist at any given time. We record costs related to defending ourselves from litigation as they are incurred. Currently, there are a number of claims and legal proceedings pending against us. However, in the opinion of our management, and after consultation with legal counsel, the amount of ultimate liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

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

The following table presents information related to repurchases of shares of our common stock during the third quarter of 2011 and the maximum dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 4 – July 31, 2011	309	$40.39	—	$101,106,978
August 1 – August 28, 2011	512,576	$30.11	512,283	$85,681,464
August 29 – October 2, 2011	—	$—	—	$85,681,464

Total	512,885	$30.12	512,283	$85,681,464

(1)

For the periods ended July 31, 2011 and August 28, 2011, the total number of shares purchased included 309 shares and 293 shares, respectively, tendered by employees at an average price per share of $40.39 and $29.19, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase up to $400 million of our common stock and on each of October 22, 2007 and October 27, 2009 our Board authorized $200 million increases each. The share repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

ITEM 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1	Third Amended and Restated Credit Agreement dated October 28, 2011, among CEC Entertainment Concepts, L.P., as the Borrower, CEC Entertainment, Inc., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on November 2, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934. and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

November 4, 2011	By:	/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2011		/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1	Third Amended and Restated Credit Agreement dated October 28, 2011, among CEC Entertainment Concepts, L.P., as the Borrower, CEC Entertainment, Inc., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on November 2, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.