Form 10-K
period 2012-01-01
CEC ENTERTAINMENT INC
filed 2012-02-23
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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

Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $772,385,955. The aggregate market value was determined based on the closing price of the common stock on July 1, 2011.

As of February 13, 2012, an aggregate of 18,157,502 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant’s 2012 annual meeting of stockholders, are incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

Within this report, unless otherwise indicated, any use of the terms “CEC Entertainment,” the “Company,” “we,” “us,” and “our” refer to CEC Entertainment, Inc and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Our ability to successfully implement our business development strategies;

•	Unanticipated costs and delays in implementing our business development strategies;

•	Changes in consumer discretionary spending and general economic conditions;

•	Competition in both the restaurant and entertainment industries;

•	Increases in food, labor and other operating costs;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Negative publicity concerning food quality, health, safety and other issues;

•	Continued existence or occurrence of certain public health issues;

•	Loss of certain key personnel;

•	Disruptions in the financial markets affecting the availability and cost of credit and our ability to maintain adequate insurance coverage;

•	Disruption of our commodity distribution system;

•	Our dependence on a few global providers for the procurement of games and rides;

•	Government regulations, litigation, product liability claims and product recalls;

•	Adverse effects of local conditions, natural disasters and other events;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Disruptions of our information technology systems;

•	Risks in connection with owning and leasing real estate;

•	Our ability to adequately protect our trademarks or other proprietary rights; and

•	Conditions in foreign markets.

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

Company Overview

We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the name “Chuck E. Cheese’s” in 48 states and seven foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and animated characters, arcade-style and skill-oriented games, video games, rides, and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

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

The first Chuck E. Cheese’s opened in 1977. As of January 1, 2012, we and our franchisees operate a total of 556 Chuck E. Cheese’s stores located in 48 states and seven foreign countries or territories. As of January 1, 2012, we operated 507 Company-owned Chuck E. Cheese’s stores located in 44 states and Canada and our franchisees operated a total of 49 stores located in 15 states, Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. See Item 2. “Properties” for more information regarding the number and location of Chuck E. Cheese’s stores.

Business Development Strategy

Our business development strategy is focused on maintaining and evolving our existing stores, developing high sales volume Company-owned stores primarily in densely populated areas, and selling development rights to franchisees in domestic and international markets where we do not currently intend to open Company-owned stores.

Existing Stores. We believe that in order to maintain the appeal of and consumer demand for our concept, we must continually reinvest in our existing stores in situations where we believe it would enhance the experience of our customers and where we believe the return on investment warrants the capital expenditure. For our existing stores, we currently utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe our capital initiatives involving major remodels and game enhancements serve more to preserve our existing sales base and cash flows over the long term.

Game enhancements include replacing a portion of the store’s games and rides with new and, to a lesser extent, refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements enable us to introduce improvements in game and ride technology. We completed 137 game enhancements in 2011. We currently expect to enhance the games and rides at approximately 120 to 130 stores in fiscal 2012 at an average cost of approximately $0.1 million to $0.2 million per store.

We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements to our stores. The major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increasing the number of games and rides and developing a new interior identity. We completed 11 major remodel initiatives in 2011. We currently expect to complete approximately five to ten major remodels in fiscal 2012 at an average cost of approximately $0.7 million per store.

We believe store expansions improve the quality of the guests’ experience because the additional square footage allows us to increase the number and variety of games, rides, and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and result in an increase in the store’s seat count. We completed 33 store expansions in 2011. We currently expect to complete approximately 23 to 27 store expansions in fiscal 2012 at an average cost of approximately $1.0 million per store.

New Company Store Development. Our plan for the development of new Company-owned stores focuses on opening high sales volume stores primarily in densely populated areas. During 2011, we opened four new Company-owned stores, including two stores we relocated. The new stores we opened in 2009 and 2010, including franchisee stores we purchased, have an average square footage of approximately 14,000 to 15,000 square feet and generated average annual sales of approximately $2.0 million per store in 2011. Over the next four years we plan to accelerate our store growth plan and expect to open approximately 50 new stores, of which 12 to 15 are planned to open in 2012 at an average cost of approximately $2.6 million to $2.7 million per store. New store growth includes opening new stores and relocating existing stores and could include franchise stores we acquire.

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

New Domestic Franchise Store Development. We added one new domestic franchise store in 2011, and we purchased one store from a franchisee in January 2012. Currently, our domestic franchisees have rights to develop an additional nine stores. We are currently offering franchise development rights in approximately 14 domestic markets.

International Growth. We maintain a formalized strategic plan for international growth as we believe that we have an opportunity to further expand the Chuck E. Cheese’s concept globally. In 2011, our international franchisees opened one new store located in Chile and one new store located in Saudi Arabia. In 2012, we plan on continuing to seek international franchise growth by actively seeking franchise partners in certain countries in Latin America, Asia, and the Middle East for franchising our concept internationally. In 2011, we signed four new franchise development agreements, which grant the right to develop a total of 22 franchise stores in Mexico, Panama, Costa Rica and Saudi Arabia. Under our international franchise agreements, we currently expect franchisees to open approximately four to six international franchise stores in fiscal 2012, three of which are currently under construction.

Store Design

Chuck E. Cheese’s are typically located in shopping centers or in free-standing buildings near shopping centers. Chuck E. Cheese’s stores are typically divided into three areas: (1) a kitchen and related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.), (2) a showroom area, and (3) a playroom area. The average size of our existing stores is approximately 12,000 square feet. Total table and chair seating in both the showroom and playroom areas generally average between 400 to 450 guests per store. The showroom area of each Chuck E. Cheese’s typically features a variety of comic and musical entertainment by life-sized animatronic characters, together with video monitors and animated props, arranged in various stage-type settings. The playroom area features a variety of arcade-style and skill-oriented games, video games, rides, and other forms of entertainment.

Food and Beverages

Each Chuck E. Cheese’s offers a variety of pizzas, sandwiches, appetizers, a salad bar, and desserts. Soft drinks, coffee, and tea are also served, along with beer and wine where permitted by local laws. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors. We believe the introduction of a new pizza in 2011 has provided a very consistent and improved product to our customer. The majority of the food, beverages, and other supplies used in Company-owned stores are currently distributed under a system-wide agreement with a major food distributor. We believe that this distribution system creates certain cost and operational efficiencies for us.

Approximately 47.7%, 49.0%, and 49.9% of our Company store sales were derived from food and beverage sales during fiscal years 2011, 2010, and 2009, respectively.

Entertainment and Merchandise

Each Chuck E. Cheese’s store includes a showroom area featuring musical entertainment presented by life-sized animatronic characters and playroom area offering arcade-style and skill-oriented games, video games, rides, and other forms of entertainment. Tokens are used to activate the games and rides in the playroom area. All of our games and rides are activated with one token. A number of skill-oriented games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash. Also included in the playroom area of our stores are tubes and tunnels suspended from or reaching to the ceiling known as Sky Tubes® or other free attractions for young children. We place a limited amount of table and chair seating in the playroom areas of our Company-owned store so that parents can more closely observe and interact with their children as they play the games and ride the rides.

Approximately 52.3%, 51.0%, and 50.1% of our Company store sales were derived from entertainment and merchandise sales during fiscal years 2011, 2010, and 2009, respectively.

Marketing

The primary customer base for our stores consists of families with children between two and 12 years of age. We conduct advertising campaigns focused on families with young children that feature the family entertainment experiences available at Chuck E. Cheese’s with the primary objective of increasing the frequency of customer visits. Our advertising campaign generally includes TV, radio, print, interactive and social media, in-store, and other promotional components. While the primary advertising medium we use continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the Chuck E. Cheese’s experience, we intend to increase our advertising online and on radio, as well as our overall advertising to parents. The television advertising campaigns are supplemented by promotional offers in newspapers, cross promotions with companies that target a similar customer base, our website, Internet advertising campaigns, and e-mail.

Franchising

As of January 1, 2012, a total of 49 Chuck E. Cheese’s stores were operated by our franchisees. Of these stores, 36 are located domestically in the United States and 13 are located internationally in Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates.

Our standard franchise agreement grants to the franchisee the right to construct and operate a store and use our associated trade names, trademarks, and service marks within the standards and guidelines established by us. Most of our existing franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. The standard agreement provides us with a right of first refusal should a franchisee decide to sell a store. We may enter into area development agreements, which grant franchisees exclusive rights to open a specified number of stores in a designated geographic area within a specified period of time. In addition to an initial franchise fee, the franchisee is charged a continuing monthly royalty fee equal to a certain percentage of their gross monthly sales.

We and our franchisees created the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s. Routine business matters of the Association are conducted by a board of directors of the Association, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council, which among other responsibilities, oversees expenditures from the funds established and managed by the Association. These funds include (1) the Advertising Fund, a fund that pays the costs of development, purchasing and placement of advertising programs, including Internet website, (2) the Entertainment Fund, a fund established to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts, and (3) the Media Fund, a fund primarily designated for the purchase of national network television advertising. The Association is included in our Consolidated Financial Statements as a variable interest entity in which we have a controlling interest.

The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay to the Association a monthly contribution equal to a certain percentage of their gross monthly sales. Additionally, under these franchise agreements, we are required, with respect to Company-owned stores, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as our franchisees. We and our franchisees could be required to make additional contributions to fund any deficits that may be incurred by the Association. The franchise agreements governing existing franchised Chuck E. Cheese’s outside of the United States currently require each franchisee to pay a certain percentage of their gross monthly sales to us to fund various advertising and media costs.

Approximately 0.6%, 0.5%, and 0.5% of our total revenues were derived from royalties, franchise and area development fees and other miscellaneous franchise income during fiscal years 2011, 2010, and 2009, respectively.

Foreign Operations

As of January 1, 2012, we operated a total of 14 Company-owned stores in Canada. During fiscal years 2011, 2010, and 2009, our Canada stores generated total revenues of approximately $22.2 million, $21.8 million, and $20.8 million, respectively, representing approximately 2.7%, 2.7%, and 2.5% of our total revenues in each respective fiscal year. As of January 1, 2012, approximately $18.4 million, or approximately 2.7%, of the total net book value of our long-lived assets were located in Canada.

Additionally, as of January 1, 2012, our international franchisees operated a total of 13 stores located in Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The total revenues derived from our international franchisees are not material in relation to our total revenues.

These foreign activities are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See Item 1A. “Risk Factors” for more information regarding the risks associated with our operations located in foreign markets. As of January 1, 2012, we do not believe that we are materially dependent on these foreign operations.

Suppliers

We currently use a network of 20 distribution centers owned by a single distributor to distribute most of the products and supplies used in our stores. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations.

We procure games, rides, and other entertainment-related equipment from a limited number of suppliers. The number of suppliers from which we purchase games, rides, and other entertainment-related equipment has declined due to industry consolidation over the past several years coupled with a lower overall global demand.

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

We believe that our principal competitive strengths consist of our established recognized brand, the quality of the food and service we provide our customer, the quality and variety of our entertainment offerings, and the location and attractiveness of our stores. We also believe that our competitive strengths include our tenured management team’s knowledge of the family dining and entertainment industries relative to our target market of families with young children.

Intellectual Property

We own various trademarks, including “Chuck E. Cheese’s” and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks in the names and character likenesses featured in the operation of our stores provide us with an important competitive advantage and we actively seek to protect our interests in such property.

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

Government Regulation

We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and those that relate to the operation of video and arcade games and rides, the preparation and sale of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. We and our franchisees are also subject to laws governing relationships with employees, including minimum wage requirements, overtime, working and safety conditions, immigration status requirements, and child labor laws. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state, and municipal law and, accordingly, increases in such minimum wage result in higher labor costs to us. We are also subject to the Fair Labor Standards Act, the Americans with Disabilities Act, and Family Medical Leave Act mandates. In addition, we are subject to regulation by the Federal Trade Commission, Federal Communications Commission, and must also comply with certain state laws, which govern the offer, sale, and termination of franchises and the refusal to renew franchises.

Working Capital Practices

Information about our working capital practices is contained under the caption “Overview of Liquidity” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Employees

As of January 1, 2012, we employed approximately 17,300 employees, including approximately 16,900 in the operation of our Company-owned stores and approximately 400 employed in our corporate office. None of our employees are members of any union or collective bargaining group. We believe that our employee relations are satisfactory and we have not experienced any work stoppages at any of our stores.

Each Chuck E. Cheese’s store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the animatronic characters, games and rides, and approximately 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal and the number of people we employ at our stores will fluctuate throughout the year.

Available Information

Our principal executive offices are located at 4441 W. Airport Freeway, Irving, Texas 75062, and our telephone number is (972) 258-8507. We maintain a website at www.chuckecheese.com.

We file annual, quarterly and current reports, proxy statements, and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that we file electronically with the SEC.

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

Documents available on our website include, among others, our (a) Corporate Governance Guidelines, (b) Code of Business Conduct and Ethics, (c) Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (the “Code of Ethics”), (d) Complaint and Reporting Procedures for Accounting and Auditing Matters, and (e) Charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of the Board of Directors. These documents are also available in print, free of charge, to any stockholder who requests a copy from the Secretary, Meredith W. Bjorck, at 4441 W. Airport Freeway, Irving, Texas 75062. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our website.

ITEM 1A. Risk Factors.

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Annual Report on Form 10-K could have a material effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors that affect our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

We may not be successful in the implementation of our business development strategies, which could adversely affect our business and our consolidated results of operations.

Our continued growth depends, to a significant degree, on our ability to successfully implement our long-term growth strategies. As part of our long-term growth strategy, we plan to open additional new stores in selected markets, remodel and expand certain of our existing stores and upgrade the games, rides and entertainment at some of our existing stores. The opening and success of new Chuck E. Cheese’s stores is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand, or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings, or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment. Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer needs and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer needs or that the market will accept our business model.

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

We may incur significant costs and experience significant delays in connection with our business development strategies, which could impair our ability to grow our business and could harm our consolidated results of operations.

Our long-term growth is dependent on the success of strategic initiatives to increase the number of our stores, enhance the facilities of existing stores and effectively advertise and market our concept to our target audience. We incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated stores, we may incur significant costs, which may adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs, which may adversely affect our consolidated financial results. In addition, our inability to effectively implement our marketing and advertising strategies may adversely affect our consolidated financial results.

Changes in consumer discretionary spending and general economic conditions could reduce sales at our stores and have an adverse effect on our consolidated financial results.

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 166 Chuck E. Cheese’s stores are located in California, Texas, and Florida (163 are Company-owned and 3 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our consolidated financial results.

The future performance of the U.S. and global economies are uncertain and are directly affected by numerous national and global financial and other factors that are beyond our control. Increases in credit card, home mortgage and other borrowing costs and declines in housing values could weaken the U.S. economy leading to a decrease in consumer spending. It is difficult to predict the severity and the duration of such a decrease. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our sales performance, which could have a material effect on our business, results of operations or financial condition. In addition, these economic factors may affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales.

The restaurant and entertainment industries are highly competitive and that competition could harm our consolidated operating results.

We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, to some degree, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional, or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Such competitive market conditions, including the effectiveness of our advertising and promotion and the emergence of significant new competition, could adversely affect our consolidated financial results.

Increases in food, labor, and other operating costs could adversely affect our profitability.

The performance of our stores is affected by changes in the costs for food products we purchase, including cheese, dough, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in demand, supply, and other factors beyond our control. A material increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.

A significant number of our store-level employees are subject to various minimum wage requirements. Several states and cities in which we operate stores have established a minimum wage higher than the federally mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Changes in the minimum wage could increase our labor costs and may have an adverse effect on our profit margins and our consolidated financial results.

The performance of our stores is also adversely affected by increases in the price of utilities on which the stores depend, such as natural gas, whether as a result of inflation, shortages, or interruptions in supply, or otherwise. Our business also incurs significant costs for and including among other things, insurance, marketing, taxes, real estate, borrowing, and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition, or other events beyond our control.

Changes in consumers’ health, nutrition, and dietary preferences could adversely affect demand for our menu offerings and adversely affect our consolidated financial results.

Our industry is affected by consumer preferences and perceptions. Changes in prevailing health or dietary preferences and perceptions may cause consumers to avoid certain products we offer in favor of alternative or healthier foods. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could adversely affect our consolidated financial results.

Negative publicity concerning food quality, health, safety or other issues could negatively affect our brand image and adversely affect our consolidated financial results.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses, injuries caused by food tampering and safety issues may negatively affect our operations, reputation and brand. Such publicity may have a significant adverse impact on our consolidated financial results.

Our target market of children between the ages of two and 12 and families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our stores. There can be no assurance that we will not experience negative publicity regarding one or more of our stores, and the existence of negative publicity could materially and adversely affect our brand image with our customers and our consolidated financial results.

Public health issues may adversely affect our consolidated financial results,

Our business may be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illness and contagious diseases. To the extent that our guests feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in guest traffic, which could adversely affect our consolidated financial results.

We are dependent on the service of certain key personnel, and the loss of any of these personnel could harm our business.

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

We rely on insurance to mitigate our exposure to catastrophic losses we may sustain to our property, claims by our employees, customers, or other third parties. Although we believe we have historically obtained adequate levels of insurance coverage through well rated and capitalized firms, disruptions in the financial markets may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates in the future. Additionally, we are potentially at risk if our insurance carriers become insolvent. As a result, we could potentially be exposed to financial losses, which could adversely affect our consolidated financial results.

Any disruption of our commodity distribution system, which currently utilizes a single distributor, could adversely affect our business and our consolidated financial results.

We use a single distributor to distribute most of the products and supplies used in our stores. Any failure by this distributor to adequately distribute products or supplies to our stores could increase our costs and have a material adverse effect on our consolidated financial results and our operations.

Our procurement of games and rides is dependent upon a few global providers, the loss of any of whom could adversely affect our business.

Our ability to continue to procure new games, rides, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, rides, and other entertainment-related equipment is limited due to industry consolidation over the past several years coupled with a lower overall global demand. To the extent that the number of suppliers continues to decline, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation, and other associated risks.

We are subject to various government regulations, which may adversely affect our operations and financial performance.

The development and operation of our stores are subject to various federal, state, and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and those that relate to the operation of video and arcade games and rides, the preparation of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses, or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, immigration status requirements, and child labor laws. Additionally, potential changes in federal labor laws, including “card check” regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Increases in such minimum wage result in higher labor costs, which may be partially offset by price increases and operational efficiencies. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to litigation, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have a material adverse effect on our consolidated financial results and operations.

Our stores may be adversely affected by local conditions, natural disasters, and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters, and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the first and third quarters of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornadoes, hurricanes, floods, and earthquakes may damage our stores or other operations, which may adversely affect our consolidated financial results. Additionally, demographic shifts in the areas where our stores are located could adversely impact our consolidated financial results and operations.

Our business is highly seasonal and quarterly results may fluctuate significantly as a result of this seasonality.

We have experienced, and in the future could experience, quarterly variations in revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays, and changing weather conditions. We typically generate higher sales volumes and profitability in the first and third quarters of each fiscal year compared to the second and fourth quarters. If there is a material decrease in the guest traffic in our stores during the first and third quarters of the year, our operating results will be adversely affected for that quarter and further, may have an adverse effect on our consolidated financial results for the fiscal year.

We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business.

Our business is subject to the risk of litigation by customers, current and former employees, suppliers, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.

We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, our business, and our consolidated results of operations.

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

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage our reputation with customers, and incur substantial costs.

The operation of our business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions, and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber attack, damage to, interruption, or failure of any of these systems could result in a failure to meet our reporting obligations, or result in material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. In addition, despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated resulting in a loss of customers’ or employees’ personal information, negative publicity, harm to our business and reputation, or cause us to incur costs to reimburse third parties for damages.

We are continuously subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately covered by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered could have a material adverse effect on our business, consolidated results of operations, cash flows, and financial condition.

Under certain circumstances plaintiffs may file certain types of claims, which may not be covered by insurance. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Any litigation we face could have a material adverse effect on our business, consolidated results of operations, cash flows, and financial condition.

We are subject to risks in connection with owning and leasing real estate, which could adversely affect our consolidated results of operations.

As an owner and lessee of the land and/or building for our Company-owned stores, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. Any obligation to continue making rental payments with respect to leases for closed stores could adversely affect our consolidated financial results.

We may not be able to adequately protect our trademarks or other proprietary rights, which could harm our business.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations and proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, we may incur significant legal fees.

We cannot be assured that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Unanticipated conditions in foreign markets could adversely affect our ability to operate effectively in those markets.

In addition to our stores in the United States, we currently own stores in Canada. In addition, franchisees own stores domestically and in Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia and the United Arab Emirates. We and our franchisees are subject to the regulatory and economic and political conditions of any foreign market in which we and our franchisees operate stores. Any change in the laws and regulations and economic and political stability of these foreign markets may adversely affect our consolidated financial results. Changes in foreign markets that may affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The following table summarizes information regarding the number and location of stores we and our franchisees operated as of January 1, 2012:

Domestic	Company- Owned Stores	Franchised Stores	Total
Alabama	6	1	7
Alaska	1	-	1
Arizona	2	7	9
Arkansas	6	-	6
California	77	3	80
Colorado	10	-	10
Connecticut	6	1	7
Delaware	2	-	2
Florida	26	-	26
Georgia	16	-	16
Hawaii	-	2	2
Idaho	1	-	1
Illinois	22	-	22
Indiana	13	-	13
Iowa	5	-	5
Kansas	4	-	4
Kentucky	5	-	5
Louisiana	9	2	11
Maine	1	-	1
Maryland	14	-	14
Massachusetts	11	-	11
Michigan	18	-	18
Minnesota	6	-	6
Mississippi	3	2	5
Missouri	8	-	8
Montana	-	1	1
Nebraska	2	-	2
Nevada	6	-	6
New Hampshire	2	-	2
New Jersey	15	-	15
New Mexico	3	-	3
New York	22	-	22
North Carolina	13	2	15
North Dakota	-	1	1
Ohio	19	1	20
Oklahoma	3	-	3
Oregon	1	3	4
Pennsylvania	23	-	23
Rhode Island	1	-	1
South Carolina	7	-	7
South Dakota	2	-	2
Tennessee	12	-	12
Texas	60	-	60
Utah	-	3	3
Virginia	11	4	15
Washington	9	3	12
West Virginia	1	-	1
Wisconsin	9	-	9

Total domestic	493	36	529

International
Canada	14	-	14
Chile	-	3	3
Guam	-	1	1
Guatemala	-	2	2
Puerto Rico	-	3	3
Saudi Arabia	-	3	3
United Arab Emirates	-	1	1

Total international	14	13	27

Total stores in operation	507	49	556

Company Store Leases

Of the 507 Company-owned Chuck E. Cheese’s stores as of January 1, 2012, 59 occupy owned premises and 448 are leased.

The terms of our store leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of January 1, 2012, four of our leases were month-to-month and the current lease terms (i.e., before consideration of available renewal option periods) of our remaining 444 store leases will expire on various dates through 2028 and provide renewal options that expire at various dates through 2045, as described in the table below:

Current Noncancelable Lease Term to Expire	Number of Stores	Available Renewal Options Expiring Through
2012	24	2017 - 2032
2013	44	2018 - 2033
2014	53	2019 - 2034
2015	64	2020 - 2035
2016	60	2021 - 2036
2017 through 2028	199	2022 - 2045

	444

These leases generally require us to pay the cost of repairs, other maintenance costs, insurance, and real estate taxes and, in some instances, may provide for additional rent equal to the amount by which a percentage of revenues exceed the minimum rent. It is common for us to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements.

Corporate Office and Warehouse Facilities

We lease a 76,556 square foot office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in May 2015, with options to renew through May 2025.

We also have separate leases for three warehouse buildings for a total of 169,030 square feet of warehouse space in Topeka, Kansas, which primarily serves as storage and refurbishing facilities for our store fixtures and game equipment. One lease is on a month-to-month basis and the other two leases will expire in August and September 2013, respectively.

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

In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “CEC”. The following table sets forth the highest and lowest sale price for our common stock during each quarterly period within the two most recent fiscal years, as reported on the New York Stock Exchange:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
1st Quarter	$39.66	$35.42	$38.56	$31.93
2nd Quarter	$42.71	$35.75	$41.79	$34.39
3rd Quarter	$42.75	$25.83	$37.38	$30.44
4th Quarter	$35.71	$26.63	$41.36	$32.51

As of February 13, 2012, there were approximately 1,867 stockholders of record. The number of stockholders of record does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in “street name” with brokers, banks, and other financial institutions.

Dividends and Issuer Purchases of Equity Securities

On February 22, 2011, our Board of Directors (“Board”) approved the initiation of a quarterly cash dividend of $0.20 per share and on November 1, 2011, increased the quarterly cash dividend by 10% to $0.22 per share. We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid.

No dividends were declared during 2010. The table below presents dividends declared during 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	0.20	3.9 million
August 2, 2011	September 8, 2011	October 6, 2011	0.20	3.8 million
November 1, 2011	December 1, 2011	January 5, 2012	0.22	4.1 million

			$0.82	$15.8 million

On February 21, 2012, our Board declared a cash dividend of $0.22 per share, which will be paid on April 19, 2012 to stockholders of record on March 22, 2012.

The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by the Board each quarter after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things. See “Item 1A. Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Also, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing” and Note 6 “Revolving Credit Facility” of our Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” for a description of restrictions on our ability to pay dividends under our revolving credit facility agreement.

The following table presents information related to repurchases of our common stock during the fourth quarter of 2011 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 3 – October 30, 2011	168	$33.41	—	$85,681,464
October 31 – November 27, 2011	198,200	$33.92	197,975	$78,965,399
November 28, 2011 – January 1, 2012	520,121	$33.88	520,121	$61,345,586

Total	718,489	$33.87	718,096	$61,345,586

(1)

For the periods ended October 30, 2011 and November 27, 2011, the total number of shares purchased included 168 shares and 225 shares, respectively, tendered by employees at an average price per share of $33.41 and $32.85, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase up to $400 million of our common stock and on October 22, 2007 and October 27, 2009 our Board authorized $200 million increases each. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our repurchases of our common stock and cash dividends that we may pay on our common stock. We currently plan to utilize our earnings to finance anticipated capital expenditures, reduce our outstanding debt, pay dividends, and potentially repurchase our common stock. See the discussion of our current revolving credit facility under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Debt Financing” and under Note 6 “Revolving Credit Facility” to our Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data”.

Stock Performance Graph

The graph below compares the annual change in the cumulative total stockholder return on our common stock over the last five fiscal years ended January 1, 2012, with the cumulative total return on the NYSE Composite Index and the S&P SmallCap 600 Restaurants Index. The comparison assumes an investment of $100 on December 31, 2006 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

	Dec. 31 2006	Dec. 30 2007	Dec. 28 2008	Jan. 3 2010	Jan. 2 2011	Jan. 1 2012
CEC Entertainment, Inc.	$100.00	$65.27	$58.26	$79.30	$96.47	$87.66
NYSE Composite	$100.00	$109.58	$63.58	$84.83	$96.18	$92.50
S&P SmallCap 600 Restaurants	$100.00	$73.42	$47.24	$68.69	$92.50	$91.14

The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be “soliciting material” or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference into such a filing.

ITEM 6. Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data”.

	Fiscal Year(1)
	2011	2010	2009	2008	2007
	(in thousands, except per share and store number amounts)
Statement of Earnings Data:
Company store sales	$815,894	$813,133	$814,563	$810,693	$781,665
Franchise fees and royalties	5,284	4,115	3,783	3,816	3,657

Total revenues	821,178	817,248	818,346	814,509	785,322

Company store operating costs:
Cost of food, beverage, entertainment and merchandise (exclusive of items shown separately below)	128,351	124,882	128,245	131,416	126,413
Labor expenses	222,596	222,337	223,084	223,331	214,147
Depreciation and amortization	80,826	79,716	77,101	74,805	70,701
Rent expense	74,992	70,425	67,695	65,959	63,734
Other store operating expenses	126,847	128,075	123,986	119,990	113,789

Total Company store operating costs	633,612	625,435	620,111	615,501	588,784

Other costs and expenses:
Advertising expense	34,989	35,282	36,641	34,736	30,651
General and administrative expenses	51,859	50,693	50,629	55,970	51,705
Asset impairments	2,739	936	—	282	9,638

Total operating costs and expenses	723,199	712,346	707,381	706,489	680,778

Operating income	97,979	104,902	110,965	108,020	104,544
Interest expense	8,875	12,142	12,017	17,389	13,170

Income before income taxes	89,104	92,760	98,948	90,631	91,374
Income taxes (2)	34,142	38,726	37,754	34,137	35,453

Net income	$54,962	$54,034	$61,194	$56,494	$55,921

Per Share Data:
Earnings per share:
Basic	$2.88	$2.55	$2.68	$2.37	$1.79
Diluted (3)	$2.88	$2.55	$2.67	$2.33	$1.75

Weighted average common shares outstanding:
Basic	19,072	21,163	22,835	23,825	31,237
Diluted	19,121	21,204	22,933	24,199	31,970

Balance Sheet Data (end of year):
Cash and cash equivalents	$18,673	$19,269	$17,361	$17,769	$18,373
Total assets	$772,471	$778,029	$744,266	$747,440	$737,893
Revolving credit facility borrowings	$389,600	$377,000	$354,300	$401,850	$316,800
Total debt (4)	$400,509	$388,262	$365,810	$414,058	$329,875
Stockholders’ equity	$124,177	$158,062	$167,913	$128,586	$217,993

Dividends declared(5)	$15,806	$—	$—	$—	$—
Dividends declared per share(5)	$0.82	$—	$—	$—	$—

Number of Stores (end of year):
Company-owned	507	507	497	495	490
Franchised	49	47	48	46	44

	556	554	545	541	534

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2009 was 53 weeks in length and all other fiscal years presented were 52 weeks.
(2)

Income taxes in 2010 included net unfavorable adjustments of $3.0 million, which included $2.4 million that was reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

(3)	We estimate that the additional 53rd operating week in our 2009 fiscal year benefited 2009 diluted earnings per share by approximately $0.17.
(4)	Total debt includes our outstanding revolving credit facility borrowings and capital lease obligations.
(5)	No cash dividends on common stock were declared prior to 2011.

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with generally accepted accounting principles (“GAAP”). From time to time in the course of financial presentations, earnings conference calls, or otherwise, we may disclose certain non-GAAP financial measures such as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) presented below. This non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA expressed as a percentage of total revenues for the periods shown:

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
Total revenues	$821,178	$817,248	$818,346	$814,509	$785,322

Net income	$54,962	$54,034	$61,194	$56,494	$55,921
Add:
Income taxes	34,142	38,726	37,754	34,137	35,453
Interest expense	8,875	12,142	12,017	17,389	13,170
Depreciation and amortization	81,560	80,679	78,071	75,445	71,919

EBITDA	$179,539	$185,581	$189,036	$183,465	$176,463

EBITDA as a percent of total revenues	21.9%	22.7%	23.1%	22.5%	22.5%

We define EBITDA, a non-GAAP financial measure, as net income before income taxes, interest expense, and depreciation and amortization. EBITDA as defined herein may differ from similarly titled measures presented by other companies. We believe that EBITDA provides useful information to us, our investors, and other interested parties about our operating performance, our capacity to incur and service debt, fund capital expenditures, and other corporate uses. EBITDA, as presented above, differs from the definition of consolidated EBITDA utilized in connection with the financial covenant ratios contained in our revolving credit facility agreement. See the discussion of our revolving credit facility under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Debt Financing”.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our consolidated financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our MD&A includes the following sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Guidance.

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2011, 2010, and 2009 are for the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. Our 2009 fiscal year consisted of 53 weeks and our 2011 and 2010 fiscal years each consisted of 52 weeks.

53rd Week Impact

Our 2009 fiscal year consisted of 53 weeks compared to 52 weeks in 2011 and 2010, resulting in one additional operating week in the fourth quarter of 2009. The favorable impact to total revenues from the additional operating week was approximately $19.5 million and our 2009 comparable store sales benefited by approximately 0.5%. We estimate that the additional operating week benefited our 2009 diluted earnings per share by approximately $0.17. This benefit was primarily due to the operating leverage obtained from the additional high sales volume 53rd week, particularly related to certain fixed costs, such as depreciation and amortization and rent that are recognized on a monthly basis as opposed to incremental weekly amounts. We believe it is important to understand the impact that this additional high sales volume week had on our 2009 fiscal year results when analyzing year-over-year performance for 2011 and 2010 compared to 2009.

Executive Summary

•	Total revenues grew 0.5% to $821.2 million for 2011 compared to $817.2 million for 2010.

•	Comparable store sales decreased 2.0%.

•	The weighted average Company-owned store count increased by approximately six stores.

•	Menu prices increased on average 0.7%.

•	Franchise fees and royalties included recognition of revenues of approximately $1.2 million associated with the termination of a development agreement with a franchisee.

•	Operating income as a percentage of total revenues decreased 0.9 percentage points to 11.9%, reflecting an increase in cost of food sales, rent expense, asset impairments, and depreciation and amortization expense, partially offset by a decrease in other store operating expenses. Depreciation and amortization expense for store operations, as a percentage of Company store sales, increased by 0.1% during 2011 compared to 2010. Ongoing capital initiatives increased depreciation and amortization expense; however, depreciation and amortization expense benefited from the impact of a change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment used in our stores. We believe the change in the estimated useful lives better reflects our historical and projected actual useful lives of these assets. The change in accounting estimate is discussed further in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data”.

•	In October 2011, we amended and restated our then existing revolving credit facility which, among other things, extended the maturity date to October 2016.

•	Interest expense decreased by $3.2 million in 2011 compared to 2010, primarily related to the expiration of our interest rate swap contract in May 2011, which had fixed our interest rate at 4.62% on $150.0 million of our borrowings under our revolving credit facility and had required us to record additional interest expense.

•	Our 2011 effective income tax rate decreased to 38.3% compared to 41.7% for 2010. The decrease in our effective tax rate was primarily related to our 2010 effective tax rate being adversely impacted by a $3.0 million net unfavorable adjustment, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, which was concluded and settled in 2010, as well as various return-to-provision adjustments. The impact of these adjustments was partially offset by favorable adjustments resulting from employment related state income tax credits. Our 2011 effective income tax rate was also favorably impacted by an increase in our 2011 employment related federal and state income tax credits.

•	Diluted earnings per share increased to $2.88 in 2011 compared to $2.55 in 2010. Fiscal year 2011 earnings per share benefited by approximately $0.26 per share from our cumulative repurchases of approximately 4.5 million shares of our common stock since the beginning of 2010.

•	We repurchased approximately 2.3 million shares of our common stock in 2011 at an average price per share of $35.00.

•	During 2011, we completed 181 existing store capital initiatives, including 33 expansions, 11 major remodels, and 137 game enhancements and opened four new Company-owned store locations, including two stores we relocated.

•	Our franchisees opened three new stores in 2011, including two international store locations located in Chile and Saudi Arabia.

•	During 2011, we declared cash dividends of approximately $15.8 million, or $0.82 per share, of which approximately $11.5 million were paid in 2011.

Overview of Operations

We develop, operate, and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and seven foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and life-sized animatronic characters, arcade-style and skill-oriented games, video games, rides, and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Fiscal Year
	2011	2010	2009
Number of Company-owned stores:
Beginning of period	507	497	495
New (1)	4	7	3
Acquired from franchisees	–	5	–
Closed	(4)	(2)	(1)

End of period	507	507	497

Number of franchised stores:
Beginning of period	47	48	46
New	3	4	3
Acquired by the Company	–	(5)	–
Closed	(1)	–	(1)

End of period	49	47	48

(1)	The number of new Company-owned stores during 2011 and 2010 included the relocation of two stores. We did not relocate any stores in 2009.

We are focusing on growing our concept both domestically and internationally. During 2011, we opened four new Company-owned stores, including two stores we relocated, and we added one new domestic franchise store. We currently expect to open 12 to 15 new or relocated Company-owned stores per year in both 2012 and 2013. Under our domestic franchise agreements, our domestic franchisees have rights to develop an additional nine stores. We are also targeting franchising our concept internationally in certain countries located in Latin America, Asia, and the Middle East. In 2011, we signed four new international franchise development agreements, which granted certain franchisees the right to develop a total of 22 franchise stores which will be located in Mexico, Panama, Saudi Arabia, and Costa Rica. During 2011, our international franchisees opened two new stores, and we currently expect approximately four to six international franchise stores to open in 2012, three of which are currently under construction.

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

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2011	2010	2009
	(in thousands, except store number amounts)
Average annual sales per comparable store (1)	$1,596	$1,614	$1,632
Number of stores included in our comparable store base	475	473	467

(1)

Average annual sales per comparable store is calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over-year comparable store sales increases or decreases due to the change in comparable store base. Additionally, the average annual sales amount for 2009 includes the impact of an additional high sales volume 53rd week. Excluding the 53rd week in 2009, the average annual sales per comparable store remained at approximately $1.6 million.

Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consists of the sale of food, beverages, game-play tokens, and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage, and game tokens (“Package Deals”), which we promote through in-store menu pricing or coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, as well as the portion of revenues allocated from Package Deals and coupons that relate to food and beverage sales.

Entertainment and merchandise sales include all revenues recognized with respect to stand-alone game token sales, as well as a portion of revenues allocated from Package Deals and coupons that relate to entertainment and merchandise.

Another source of revenues for us is charging franchise fees and royalties. We charge our franchisees monthly royalties based on a percentage of their store’s sales. We also charge our franchisees development and initial franchise fees to establish new stores, as well as charge them for the purchase of equipment and other items or services. We recognize development and franchise fees as revenues when the franchise store has opened and we have substantially completed our obligations to the franchisee.

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages, and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, less the cost of tickets dispensed to customers and redeemed for prizes;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for store personnel;

•	Depreciation and amortization includes expenses that are directly related to our Company-owned stores’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures, and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g., common area maintenance (“CAM”) charges and property taxes); and

•	Other store operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of a store.

Our “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above do not include any allocation of (a) store employee payroll, related payroll taxes and benefit costs, (b) rent expense, or (c) depreciation and amortization expense associated with Company-store assets. We believe that presenting store-level labor costs, rent expense, and depreciation and amortization expense in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•	based on the fact that our store employees are trained to sell and attend to both our dining and entertainment operations, we believe it would be difficult and potentially misleading to allocate labor costs between food and beverage sales and entertainment and merchandise sales; and

•	while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, animatronics, and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between food and beverage sales and entertainment and merchandise sales.

“Cost of food and beverage” and “Cost of entertainment and merchandise”, as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. Entertainment and merchandise sales have higher margins than food and beverage sales.

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

Asset impairments. Asset impairments (if any) represent non-cash charges for the estimated write down or write off of the carrying amount of certain long-lived assets within our stores to their estimated fair value as they are not expected to generate sufficient projected future cash flows to recover their current net book value. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.

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

Results of Operations

Historical Results

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Fiscal Year
	2011		2010		2009
	(in thousands, except percentages*)
Food and beverage sales	$388,908	47.7%	$398,241	49.0%	$406,635	49.9%
Entertainment and merchandise sales	426,986	52.3%	414,892	51.0%	407,928	50.1%

Company store sales	$815,894	100.0%	$813,133	100.0%	$814,563	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year
	2011		2010		2009
	(in thousands, except percentages*)
Company store sales	$815,894	99.4%	$813,133	99.5%	$814,563	99.5%
Franchising fees and royalties	5,284	0.6%	4,115	0.5%	3,783	0.5%

Total revenues	821,178	100.0%	817,248	100.0%	818,346	100.0%

Company store operating costs:
Cost of food and beverage (1)	95,989	24.7%	90,649	22.8%	91,816	22.6%
Cost of entertainment and merchandise (2)	32,362	7.6%	34,233	8.3%	36,429	8.9%

Total cost of food, beverage, entertainment and merchandise (3)	128,351	15.7%	124,882	15.4%	128,245	15.7%
Labor expenses (3)	222,596	27.3%	222,337	27.3%	223,084	27.4%
Depreciation and amortization (3)	80,826	9.9%	79,716	9.8%	77,101	9.5%
Rent expense (3)	74,992	9.2%	70,425	8.7%	67,695	8.3%
Other store operating expenses (3)	126,847	15.5%	128,075	15.8%	123,986	15.2%

Total Company store operating costs (3)	633,612	77.7%	625,435	76.9%	620,111	76.1%
Other costs and expenses:
Advertising expense	34,989	4.3%	35,282	4.3%	36,641	4.5%
General and administrative expenses	51,859	6.3%	50,693	6.2%	50,629	6.2%
Asset impairments	2,739	0.3%	936	0.1%	–	0.0%

Total operating costs and expenses	723,199	88.1%	712,346	87.2%	707,381	86.4%

Operating income	97,979	11.9%	104,902	12.8%	110,965	13.6%
Interest expense	8,875	1.1%	12,142	1.5%	12,017	1.5%

Income before income taxes	$89,104	10.9%	$92,760	11.4%	$98,948	12.1%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.
*	Due to rounding, percentages presented in the table above may not sum to total. The percentage amounts for the components of cost of food and beverage and the cost of entertainment and merchandise may not sum to total due to the fact that cost of food and beverage and cost of entertainment and merchandise are expressed as a percentage of related food and beverage sales and entertainment and merchandise sales, as opposed to total Company store sales.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

Company store sales increased $2.8 million, or 0.3%, to $815.9 million during 2011 compared to $813.1 million in 2010. The increase in Company store sales primarily related to a weighted average net increase of approximately six Company-owned stores and an increase in menu prices of approximately 0.7%, which were primarily initiated during the second quarter of 2010. These increases were partially offset by a decrease in comparable store sales of 2.0%. We believe the percentage decrease in comparable store sales resulted primarily from the negative effects of the sustained economic slowdown in the U.S. on our target economic demographic, including the adverse effects of persistently high unemployment and higher prices for food, fuel, utilities, and healthcare on discretionary consumer spending.

Our Company store sales mix consisted of food and beverage sales totaling 47.7% and entertainment and merchandise sales totaling 52.3% during 2011 compared to 49.0% and 51.0%, respectively, in 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of our ongoing investment in our games, which we believe is resulting in our guests allocating more of their average check to games, coupled with ongoing changes made to our token-only coupons and the shift in component mix of Package Deals and coupons.

During the third quarter of 2011, we recognized franchise fees of approximately $1.2 million associated with the termination of an international development agreement with a franchisee.

Company Store Operating Costs

Overall, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, increased 0.3 percentage points to 15.7% in 2011 from 15.4% in 2010. The increase primarily related to an increase in cheese usage and an increase in the costs of certain commodities, including most significantly cheese costs.

Cost of food and beverage, as a percentage of food and beverage sales, increased 1.9 percentage points to 24.7% in 2011 from 22.8% in 2010. The increase primarily related to an increase associated with higher cheese usage and higher cheese prices. During 2011, the weighted average block of cheese increased approximately $0.30 per pound, or 20.1%, compared to prices paid in 2010. Additionally, the increase was impacted by the deleveraging effect of the shift in sales mix in connection with component changes in our coupons and Package Deals.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.7 percentage points to 7.6% during 2011 from 8.3% in 2010. The decrease primarily related to the leveraging effect of the shift in the sales mix to component changes in our Package Deals, coupons, and changes to our token-only coupons.

Labor expenses, as a percentage of Company store sales, remained unchanged at 27.3% during 2011 and 2010, which was primarily related to a decline in our revenues that resulted in a reduction in sales-based compensation expense offset by a 1.2% increase in our average hourly wage rate.

Depreciation and amortization expense for Company-owned stores increased $1.1 million to $80.8 million in 2011 from $79.7 million in 2010. The increase was primarily the result of ongoing capital investment initiatives at our existing stores and new store development. The increase was partially offset by a reduction in depreciation and amortization expense of approximately $2.8 million related to our change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment utilized in our stores. The change in accounting estimate is discussed further in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data”.

Rent expense for our Company-owned stores increased $4.6 million to $75.0 million in 2011 from $70.4 million in 2010. The increase primarily related to recording additional deferred rent expense of approximately $1.1 million and an increase associated with leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses, as a percentage of Company store sales, decreased 0.3 percentage points to 15.5% in 2011 from 15.8% in 2010. The decrease was primarily related to recording, in the prior year, an increase in self-insurance reserves of approximately $1.7 million associated with the unfavorable development of certain general liability claims and a charge of approximately $1.0 million to transition to a new soft drink supplier. The charges from the prior year were partially offset by a net increase in various store-related operating costs in 2011.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $51.9 million in 2011 from $50.7 million in 2010. The increase primarily related to an increase in corporate-office compensation costs and various corporate overhead expenses.

Asset Impairments

During 2011, we recognized asset impairment charges of approximately $2.7 million for six stores. During 2010, we recognized asset impairment charges of approximately $0.9 million for three stores. The impairment charges were based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. We still operate all but one of these stores; however, due to a decline in their financial performance, management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to the carrying amount of certain property and equipment at these stores to their estimated fair value. For additional information about these impairment charges, refer to Note 4 “Property and Equipment—Asset Impairments” in our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

Interest Expense

Interest expense decreased to $8.9 million during 2011 from $12.1 million in 2010. The decrease primarily related to a reduction in our weighted average effective interest rate related to the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. This decrease was partially offset by an increase in the average debt balance outstanding in 2011 as compared to 2010. During 2011, the average debt balance outstanding under our revolving credit facility was $358.9 million compared to $335.3 million during 2010, and our weighted average effective interest rate, including the effect of our interest rate swap, was 2.0% in 2011 compared to 2.9% in 2010. Additionally, the decrease in interest expense related to recording, in the prior year, a non-recurring charge of approximately $0.6 million related to interest associated with the examination of our 2006 and 2007 tax returns by the IRS.

Income Taxes

Our 2011 effective income tax rate decreased to 38.3% compared to 41.7% for 2010. The decrease in our effective tax rate was primarily related to our 2010 effective tax rate being adversely impacted by a $3.0 million net unfavorable adjustment made during 2010 primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax year, which was concluded and settled in 2010, as well as various return-to-provision adjustments. The impact of these adjustments was partially offset by favorable adjustments resulting from employment related state income tax credits. Our 2011 effective income tax rate was also favorably impacted by an increase in employment related federal and state income tax credits, including the federal Work Opportunity Tax Credit and New Hire Retention Credit. However, a substantial number of the targeted groups qualifying under the Work Opportunity Tax Credit expired at the end of 2011, and the New Hire Retention Credit only applied to qualified employees hired during 2010 who remained employed for at least 52 consecutive weeks.

Diluted Earnings Per Share

Diluted earnings per share were $2.88 per share for 2011 compared to $2.55 per share in 2010. The increase, among other things, related to recording unfavorable discrete adjustments in 2010 of approximately $3.0 million in connection with the IRS examination discussed above, and a decrease of 9.8% associated with the number of weighted average diluted shares outstanding in 2011 as compared to 2010. The number of weighted average diluted shares outstanding decreased primarily due to our repurchase of approximately 4.5 million shares of our common stock since the beginning of the 2010 fiscal year.

We estimate that the decrease in the number of weighted average diluted shares outstanding during 2011 attributable solely to our repurchases benefited our diluted earnings per share in 2011 by approximately $0.26 per share. Our estimate of the impact of stock repurchases is based on the weighted average number of shares repurchased since the beginning of the 2010 fiscal year and includes consideration of any estimated additional interest expense attributable to borrowings under our revolving credit facility to finance any stock repurchases. The diluted earnings per share computation excludes the effect of stock repurchases prior to the beginning of our 2010 fiscal year, the effect of the issuance of restricted stock, and the exercise of stock options subsequent to the beginning of our 2010 fiscal year.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

Company store sales decreased 0.2% to $813.1 million during 2010 compared to $814.6 million in 2009 due to the additional 53rd operating week sales in our 2009 fiscal year of approximately $19.5 million, partially offset by a weighted average net increase of approximately four Company-owned stores during 2010 and a 0.7% increase in our comparable store sales on a fiscal week basis. On a same calendar week basis, which we believe to be more indicative of the health of our business, comparable store sales grew 1.5%. The difference between fiscal week and calendar week comparable store sales is primarily attributable to the effect of the additional operating week in our 2009 fiscal year, which caused the seasonally strong first week of the 2010 calendar week to shift into the fourth quarter of 2009. Menu prices increased on average approximately 2.6% during 2010. We believe the various strategies we implemented, including the ongoing capital initiatives at our stores and our continuing efforts to increase the number of birthday parties, favorably affected our sales during 2010.

Our sales for 2010 also included a $0.6 million adjustment we recorded in food and beverage sales during the second quarter of 2010 for the initial recognition of breakage income related to unredeemed gift card balances. The initial and ongoing breakage income amount we recognized in 2010 is not included in either the fiscal week or calendar week comparable store sales figures. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies—Revenue Recognition—Company Store Activities” of our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for more information regarding our initial recognition of gift card breakage income.

Our Company store sales mix was 49.0% food and beverage sales and 51.0% entertainment and merchandise sales during 2010 compared to 49.9% and 50.1% respectively, in 2009. We believe the sales mix shift from food and beverage to entertainment and merchandise was primarily the result of increased game token sales associated with our token purchase promotions in 2010, as well as birthday party packages that contained greater components of merchandise and tokens as compared to the packages offered in 2009.

Company Store Operating Costs

Cost of food and beverage, as a percentage of food and beverage sales, increased 0.2 percentage points to 22.8% during 2010 from 22.6% in 2009 primarily due to an increase in cheese prices. During 2010, the average price per pound of cheese increased approximately $0.21, or 16%, compared to prices paid in 2009. This increase was partially offset by menu price increases and the implementation of certain cost savings initiatives, including reductions in paper supplies.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 0.6 percentage points to 8.3% during 2010 from 8.9% in 2009. This decrease is primarily due to margin pressure associated with incremental prize merchandise awarded to our guests in 2009 from promotional in-store token distributions, which did not occur in 2010, as well as from the liquidation of certain prize inventory in the first quarter of 2009. Additionally, during 2010 we reduced the costs associated with an attraction that dispensed novelty photo cards.

Labor expenses, as a percentage of Company store sales, decreased 0.1 percentage point to 27.3% during 2010 compared to 27.4% in 2009 primarily due to improved labor utilization of our hourly labor force during 2010, offsetting a 2.5% increase in average hourly wage rates at our stores. Partially offsetting this labor improvement was higher incentive compensation associated with our store-level personnel and increased group medical costs during 2010.

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

Other store operating expenses, as a percentage of Company store sales, increased 0.6 percentage points to 15.8% during 2010 compared to 15.2% in 2009 primarily due to higher insurance related costs and a charge incurred to transition soft drink suppliers. Insurance related costs increased approximately $1.7 million, or 0.2 percentage points, during 2010 compared to 2009 primarily due to the unfavorable development of certain general liability claims. Additionally, during 2010, we incurred a charge of approximately $1.0 million to transition to a new soft drink supplier.

Advertising Expense

Advertising expense, as a percentage of total revenues, decreased 0.2 percentage points to 4.3% during 2010 from 4.5% in 2009 primarily due to lower television media costs compared to 2009 and reductions in certain other media expenditures during 2010. These decreases were partially offset by additional local television advertising during 2010.

Asset Impairments

During 2010, we recognized asset impairment charges of $0.9 million for three of our stores based on the determination that the stores’ projected performance had been adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of the stores’ long-lived assets (computed as the discounted future projected cash flows throughout each of the stores’ remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 4 “Property and Equipment—Asset Impairments” of our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”. We did not recognize any asset impairment charges in 2009.

Interest Expense

Interest expense increased to $12.1 million during 2010 compared to $12.0 million in 2009 due to additional interest accrued during 2010 resulting from the IRS examination of our prior tax years discussed above. This increase was partially offset by a decrease in interest expense incurred on our revolving credit facility, which was primarily attributable to a lower average debt balance outstanding during 2010 compared to 2009. During 2010, the average debt balance outstanding under our revolving credit facility was $335.3 million compared to $346.3 million during 2009, and our weighted average effective interest rate, including the effect of our interest rate swap, was unchanged at 2.9% in 2010 and 2009.

Income Taxes

Our effective income tax rate increased to 41.7% during 2010 compared to 38.2% for 2009. Our 2010 effective income tax rate included net unfavorable adjustments of $3.0 million, which included $2.4 million that was reflected during the second quarter, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.55 per share during 2010 compared to $2.67 per share in 2009 primarily due to an 11.7% decrease in our net income, partially offset by a 7.5% decrease in the number of weighted average diluted shares outstanding between the fiscal years. As described under the caption “53rd Week Impact” above, we estimate that the additional operating week in 2009 benefited prior year diluted earnings per share by approximately $0.17 per share. Additionally, the decrease in diluted earnings per share between the two periods was impacted by our repurchase of approximately 4.0 million shares of our common stock since the beginning of 2009. We estimate that the decrease in the number of weighted average diluted shares outstanding during 2010 attributable solely to these repurchases incrementally benefited our earnings per share in 2010 by approximately $0.19 per share. Our estimate is based on the weighted average number of shares repurchased since the beginning of 2009 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2009 fiscal year, or the effect of the issuance of restricted stock or exercise of stock options subsequent to the beginning of fiscal 2009.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

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

Our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets), without incurring significant short-term or long-term borrowings. Cash flows for our operations could be dependent on our ability to continue to access borrowings from our revolving credit facility. The ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the revolving credit facility agreement, including the maintenance of certain prescribed financial ratio covenants, as more fully described below.

The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$177,233	$156,870	$154,258
Net cash used for investing activities	(94,652)	(102,869)	(72,931)
Net cash used for financing activities	(82,973)	(52,163)	(80,568)
Effect of foreign exchange rate changes on cash	(204)	70	(1,167)

Change in cash and cash equivalents	$(596)	$1,908	$(408)

Interest paid	$9,081	$11,596	$12,317
Income taxes paid, net	$6,592	$41,725	$20,454

	At Year End
	2011	2010
	(in thousands)
Cash and cash equivalents	$18,673	$19,269
Revolving credit facility borrowings	$389,600	$377,000
Available unused commitments under revolving credit facility	$99,741	$162,341

Funds generated by our operating activities, available cash and cash equivalents, and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels. Although we are in compliance with the debt covenants associated with our revolving credit facility, our ability to access our revolving credit facility is subject to our continued compliance with the terms and conditions of the credit facility agreement, including our compliance with certain prescribed financial ratio covenants, as more fully described below.

Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures, and servicing our debt. We may also use cash from operations to pay dividends to our stockholders and to repurchase shares of our common stock.

Our cash and cash equivalents totaled $18.7 million and $19.3 million as of January 1, 2012 and January 2, 2011, respectively. Cash and cash equivalents as of January 1, 2012 and January 2, 2011 includes approximately $7.0 million and $6.4 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

Our business development strategy does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending. In 2012, our planned capital spending includes new store development, existing store improvements, improvements to our various information technologies platforms, and other capital initiatives.

Sources and Uses of Cash – Fiscal Year 2011 Compared to Fiscal Year 2010

Net cash provided by operating activities increased $20.3 million to $177.2 million in 2011 from $156.9 million in 2010. Operating cash flows in 2011 benefited from a decrease in the amounts of estimated tax payments required for 2011 and receipt of $9.2 million in refunds related to federal and state tax overpayments reported on our 2010 income tax returns received in 2011. The reduction in estimated tax payments and the refunds both largely resulted from more favorable tax depreciation rules enacted in December 2010, which increased “bonus depreciation” from 50% to 100% for property placed in service after September 8, 2010 and through December 31, 2011 (and for certain long-term construction projects to be placed in service in 2012 and provides 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). For qualifying capital additions placed in service in 2012, the bonus depreciation reverts back to 50% and then expires, barring any new legislation. This increase was partially offset by a decrease in working capital including the timing of when we made payments related to accounts payable and accrued expenses in 2011.

Our cash interest payments decreased $2.5 million to $9.1 million during 2011 from $11.6 million in 2010. The decrease primarily related to the decrease in the weighted average interest rate incurred from 2.9% to 2.0% on our borrowings under our revolving credit facility. This decrease primarily related to the expiration of our interest rate swap agreement in May 2011, partially offset by an increase in the average debt balance outstanding under our revolving credit facility from $335.3 million to $358.9 million.

Our cash payments for income taxes, net of refunds received, decreased $35.1 million to $6.6 million during 2011 from $41.7 million in 2010. As previously noted, the decrease in payments for income taxes was primarily the result of favorable tax depreciation rules enacted in December 2010 and effective for qualifying capital additions placed in service from September 9, 2011 through December 31, 2011, also called “bonus depreciation”. The decrease in income tax payments was also the result of refunds received of $9.2 million, which includes the refund of an overpayment of $9.0 million of federal income taxes relating to our 2010 fiscal year tax return that was received during the first quarter of 2011, partially offset by income tax payments made in 2011 of approximately $15.8 million.

Net cash used in investing activities decreased $8.2 million to $94.7 million during 2011 from $102.9 million in 2010. The decrease primarily related to a decrease in the number of capital spending initiatives at our existing stores and the number of new Company store development efforts during 2011 as compared to 2010. Capital spending initiatives for our existing stores affected 181 stores during 2011 compared to 223 stores in 2010. Additionally, during 2010 we opened seven new or relocated stores and acquired five stores from franchisees while in 2011 we opened four new stores, including two relocations.

Net cash used in financing activities increased $30.8 million to $83.0 million during 2011 from $52.2 million in 2010. The increase primarily related to the payment of quarterly cash dividends in 2011 of $11.5 million, a $10.1 million decrease in borrowings under our revolving credit facility, the payment of $2.1 million in 2011 for financing costs related to amending and restating our revolving credit facility, a $2.1 million increase in our share repurchases of our common stock, and a $5.2 million reduction in the amount of cash proceeds received through the exercise of employee stock options during 2011 as compared to 2010 due to the decline in the number of stock option awards available to be exercised.

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

Our cash payments for income taxes, net of refunds received, increased $21.3 million to $41.7 million during 2010 from $20.5 million in 2009. The increase was primarily due to a decrease in the amount of tax overpayments, which are typically applied towards the following years’ tax returns. The decrease in 2009 overpayments caused an increase in the amount of federal and state estimated tax payments made during 2010 compared to 2009. The increase was also attributable to fewer refunds received in 2010, including the effect of a $5.5 million refund of excess federal income taxes we received in 2009, combined with a $2.5 million payment made during the fourth quarter of 2010 in connection with the settlement of an IRS examination of our 2006 and 2007 tax years.

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

Debt Financing

Through October 28, 2011, we maintained a $550.0 million revolving credit facility, (“2007 Credit Facility”), under a credit agreement dated October 19, 2007, with a syndicate of lenders. The 2007 Credit Facility, which was to mature in October 2012, also included an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $50.0 million in borrowings at any time. Based on the type of borrowing, the 2007 Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the Prime Rate, or (b) the Federal Funds rate plus 0.50%.

On October 28, 2011, we amended and restated the 2007 Credit Facility, which among other things extended the maturity date to October 28, 2016. The amended and restated facility (“2011 Credit Facility”) is a senior unsecured credit commitment of $500.0 million. The 2011 Credit Facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the 2011 Credit Facility bears interest at one month LIBOR plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.0%; plus an applicable margin of 0.000% to 0.625%, determined based on our financial performance and debt levels. During 2011, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.18% to 0.30%. The 2011 Credit Facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our 2011 Credit Facility. All borrowings under our 2011 Credit Facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock provided that our consolidated leverage ratio, as defined in the 2011 Credit Facility does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of January 1, 2012, we had $389.6 million of borrowings outstanding and approximately $10.7 million of letters of credit, issued but undrawn under our 2011 Credit Facility. Including the effect of our interest rate swap contract, which expired in May 2011, the weighted average effective interest rate incurred on our borrowings under our credit facilities was 2.0%, 2.9%, and 2.9% in 2011, 2010, and 2009, respectively. Based on an average LIBOR rate of 0.25%, we expect to pay an average interest rate of approximately 1.6% to 1.8% during 2012, under our 2011 Revolving Credit Facility.

Our 2011 Credit Facility contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

•	a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) consolidated EBITR for the last four fiscal quarters to (b) the sum of consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the 2011 Credit Facility, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense, and other non-cash charges, reduced by non-cash income.

•	a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the 2011 Credit Facility) to (b) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the 2011 Credit Facility, equals our consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our 2011 Credit Facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase of our common stock, and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our 2011 Credit Facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of January 1, 2012, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.2 to 1 and a consolidated leverage ratio of 2.1 to 1.

Capital Expenditures

Capital expenditures for 2011 totaled approximately $94.7 million including approximately $67.8 million related to capital initiatives for our existing stores, approximately $10.3 million related to new store development, and the remainder of approximately $16.6 million for other store initiatives, general store requirements, and corporate capital expenditures. The following table summarizes information regarding the number of capital spending initiatives we completed during each of the periods presented:

	Fiscal Year
	2011	2010	2009
Investment in existing Company-owned stores:
Game enhancements (1)	137	180	125
Major remodels	11	15	9
Store expansions	33	28	26

Total completed	181	223	160

Company-owned stores added (2)	4	12	3

(1)      2010 included incremental game enhancements completed for stores located in the Los Angeles, San Diego, Chicago, and Philadelphia market areas in conjunction with local television advertising. In 2011 and 2009, we did not incur any incremental game enhancements in conjunction with local television advertising.

(2)       Company-owned stores added during 2011 included no stores acquired from franchisees and two stores we relocated. Company-owned stores added during 2010 included five stores we acquired from franchisees and two stores we relocated. All of stores added in 2009 were new stores not acquired from a franchisee or relocated.

Investment in Company-owned stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must invest in a combination of opening new stores and continuing to reinvest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe capital initiatives involving major remodels and game enhancements help to preserve our existing sales base and cash flows and provide a solid foundation for long-term revenue growth.

Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and, to a lesser extent, refurbished equipment. Generally, we perform a game enhancement every three to four years at a store. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game ride technology.

Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements to our stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increase the number of games and rides, and modify or develop a new exterior and interior identity.

Store expansions. We believe store expansions improve the quality of our guests’ experience because the additional square footage allows us to increase the number and variety of games, rides and other entertainment offerings in the expanded stores. In addition to expanding the square footage of a store, store expansions typically include all components of a major remodel and result in an increase in the store’s seat count. We consider our investments in store expansions generally to be discretionary in nature. In undertaking store expansions, our objective is to improve the appeal of our stores and to capture sales growth opportunities as they arise.

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with other competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. During 2011, we opened four new Company-owned stores, including two stores we relocated. We expect the cost of opening a new store will vary depending upon many factors including the existing real estate market, the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Fiscal 2012 Capital Plan

In 2012, we estimate spending capital expenditures in 2012 of approximately $94 million to $96 million, including (a) approximately $42 million to $45 million related to capital initiatives for our existing stores; (b) approximately $33 million to $35 million related to new store development; and (c) the remainder for other store initiatives, general store requirements, and other corporate capital expenditures. Over the next four years we plan to accelerate our store growth plan and expect to open approximately 50 new stores, 12 to 15 of which we plan to open in 2012 at an average cost of approximately $2.6 million to $2.7 million per store. New store growth will include a combination of opening new stores, acquiring franchise stores, and relocating existing stores. We have funded and expect to continue to fund these capital expenditures through our existing cash flows from operations and, if necessary, borrowings under our 2011 Credit Facility. As of January 1, 2012, we have not entered into any material developmental or contractual purchase commitments. We plan to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under our 2011 Credit Facility.

The following tables summarize information regarding the expected number of and estimated average cost for our projected capital expenditures activities in fiscal 2012:

	Projected Completions	Estimated
	In Fiscal Year	Average Cost
	2012	Per Project
(in millions)
Investment in existing Company-owned stores:
Game enhancements	120 to 130	$0.1 to $0.2
Major remodels	5 to 10	$0.7
Store expansions	23 to 27	$1.0

Total	148 to 167

New Company store development(1)	12 to 15	$2.6 to $2.7

(1) New Company store development projected for fiscal year 2012 includes three store relocations and one acquisition.

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009, our Board authorized $200 million increases each. During 2011, we repurchased 2,279,603 shares of our common stock at an aggregate purchase price of approximately $79.8 million. As of January 1, 2012, approximately $61.3 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

Our stock repurchase program does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock, and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay, or discontinue the program at any time.

Cash Dividends

On February 22, 2011, our Board approved the initiation of a quarterly cash dividend of $0.20 per share and on November 1, 2011, increased the quarterly cash dividend by 10% to $0.22 per share. The table below presents dividends declared during 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
				(in millions)
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0
May 3, 2011	June 2, 2011	July 7, 2011	0.20	3.9
August 2, 2011	September 8, 2011	October 6, 2011	0.20	3.8
November 1, 2011	December 1, 2011	January 5, 2012	0.22	4.1

			$0.82	$15.8

On February 21, 2012, our Board declared a cash dividend of $0.22 per share, which will be paid on April 19, 2012 to stockholders of record on March 22, 2012. We expect to continue to pay quarterly cash dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Off-Balance Sheet Arrangements and Contractual Obligations

As of January 1, 2012, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii). The following table summarizes our contractual cash obligations as of January 1, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating leases(1)	$1,083,759	$75,676	$151,169	$152,168	$704,746
Capital leases	16,464	1,645	3,265	3,004	8,550
Revolving credit facility	389,600	–	–	389,600	–
Interest obligations(2)	30,157	6,234	12,433	11,491	–
Uncertain tax positions(3)	1,944	1,944	–	–	–

	$1,521,924	$85,499	$166,867	$556,263	$713,296

(1)      Includes the initial noncancelable term plus renewal option periods provided for in the lease that can be reasonably assured but excludes contingent rent obligations and obligations to pay property taxes, insurance, and maintenance on the leased assets.

(2)       Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (a) terms of the revolving credit facility agreement, (b) using a 1.6% weighted average interest rate incurred on outstanding borrowings as of January 1, 2012. Our estimate assumes that we will maintain the same levels indebtedness and financial performance through the credit facility’s maturity in October 2016.

(3)       Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits has been provided in the table above. The noncurrent portion excluded from the table above is approximately $2.6 million.

As of January 1, 2012, capital expenditures totaling $3.6 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

The total estimate of accrued liabilities for our self-insurance programs was approximately $19.4 million as of January 1, 2012. We estimate that approximately $7.0 million of these liabilities will be paid in fiscal 2012 and the remainder paid in 2013 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.

As of January 1, 2012, there were approximately $10.7 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.

As of January 1, 2012, we had dividends payable of approximately $4.3 million of which approximately $4.0 million will be paid in the first quarter of 2012. The remaining dividends payable of approximately $0.3 million will be paid when the restricted stock associated with the declared cash dividends vest, which is generally over four years. On February 21, 2012, our Board declared additional cash dividends of approximately $4.1 million of which approximately $4.0 million will be paid in the second quarter of 2012.

As of January 1, 2012, we have not entered into any material developmental or contractual purchase commitments. We enter into various purchase agreements in the ordinary course of business. While we have fixed price agreements and contracts with “spot” market prices relating primarily to food and beverage products, we do not have any material contracts (either individually or in the aggregate) in place committing us to a minimum or fixed level of purchases or that are cancelable subject to significant penalty. Therefore, no amounts for such arrangements have been included in the table above.

Inflation

Our cost of operations, including but not limited to labor, food products, supplies, utilities, financing, and rental costs, are significantly affected by inflationary factors.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of our Consolidated Financial Statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our Consolidated Financial Statements and is affected by management judgment and uncertainties. Our estimates, assumptions, and judgments are based on historical experience, current market trends, and other factors that we believe to be relevant and reasonable at the time our Consolidated Financial Statements were prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results could differ materially from these estimates under different assumptions or conditions.

The significant accounting policies used in the preparation of our Consolidated Financial Statements are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” included in Item 8. “Financial Statements and Supplementary Data”. We consider an accounting policy or estimate to be critical if it requires difficult, subjective, or complex judgments, and is material to the portrayal of our consolidated financial condition, changes in financial condition, or results of operations. The selection, application, and disclosure of the critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors. Our accounting policies and estimates that our management considers most critical are as follows:

Estimation of Reserves

The amount of liability we record for claims related to insurance, tax, and contingent losses requires us to make judgments about the amount of expenses that will ultimately be incurred. We use history and experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, we assess the potential liability related to various claims and revise our estimates as appropriate. These revisions could materially impact our consolidated results of operations, financial position, or liquidity.

Insurance reserves. We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters, and our Company sponsored employee health insurance programs. The self-insured health program is administered by a third party covering the majority of the employees that participate in our health insurance programs. We estimate the amount of accrued liabilities for all the insurance programs discussed above at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, current claims data, demographic factors, severity factors and other factors that we deem relevant to limit our losses, and information provided by independent third-party actuaries. However, to limit our losses, we purchase stop-loss insurance coverage through third-party insurers for certain losses related to workers’ compensation, general liability, property, employee health insurance programs, with our deductibles range from approximately $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.

Tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves to provide for potential tax exposures when, despite our belief that tax return positions are fully supported by the applicable tax laws and regulations, we believe that certain positions may not be fully sustained upon review by taxing authorities (referred to as a “liability for unrecognized tax benefits” or tax reserve resulting from uncertain tax positions). We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of our estimated liability for unrecognized tax benefits. Our estimate may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available, which causes us to change our judgment regarding the adequacy of recorded reserve balances, such changes to tax reserves will affect income tax expense in the period in which such determination is made. Although we believe our approach to determining the tax treatment is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact on our consolidated tax reserves, effective tax rate, net earnings, and cash flows in the period of resolution.

Contingent loss reserves. From time to time we are involved with inquiries, investigations, claims, lawsuits, and other legal proceedings for which we may be uninsured that are incidental to the conduct of our business, which are brought about by customers, employees, and others involved in operational issues common to the retail, restaurant, and entertainment industries. When a contingency involving uncertainty as to a probable loss (“contingent loss”) occurs, an estimate of the loss may be accrued as a charge to income and a reserve established on our Consolidated Balance Sheets. We perform regular assessments of our contingent losses and develop estimates of the degree of probability for and range of possible settlement. We accrue liabilities for the losses we deem probable and for which we can reasonably estimate an amount of settlement. If we are only able to determine a range of estimated loss, with no amount in the range representing a better estimate than any other amount within the range, we record a contingent liability typically equal to the low end of the range. Our estimates of contingent loss are developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies in light of specific events and circumstances including settlement discussions with respect to ongoing legal matters and court rulings in relevant, but unrelated, proceedings and reserve balances may be increased or decreased in the future to reflect further developments. The assessment of contingent loss reserves is highly subjective and requires us to make judgments about uncertain future events. Although we believe that our assessments of contingent loss reserves are based on reasonable judgments and estimates, there can be no assurance that there will not be a loss different from the amounts accrued, which may expose us to material gains or losses in future periods. These actual results could materially affect our consolidated net earnings and cash flows in the period of resolution.

Impairment of Long-Lived Assets

We review our property and equipment for indicators of impairment on an ongoing basis at the lowest reporting unit level, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows, or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. Factors that we must estimate when performing impairment tests include, among other items, sales volume, strategic plans, capital spending, useful lives, salvage values, and discount rates. Our assessments of future cash flows represent our best estimate as of the time of the impairment review. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our consolidated results of operations.

Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless written down to salvage value, at which time depreciation or amortization ceases.

Accounting for Leases

The majority of our stores are leased. The terms of our store leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years with two additional five year options to renew. We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, reasonably assured relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the reasonably assured renewal period or economic life of the asset.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of a store’s long-lived assets, and it may result in the accelerated recognition of landlord contributions and the reversal of deferred rent balances that assumed higher rent payments in renewal periods that were never ultimately exercised by us.

Recently Issued Accounting Guidance

Accounting Guidance Adopted: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The adoption of this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year, did not have a material effect on the Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, which requires companies to present separate line items for all activities, including purchases, sales, issuances, and settlements, in the reconciliation of any fair value measurements classified as Level 3. The adoption of this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year, did not have a material effect on the Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, which amends existing guidance related to the presentation of comprehensive income by allowing a company to present the components of net income and other comprehensive income in either a single continuous financial statement called a statement of comprehensive income or in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. In addition, the guidance requires items that are reclassified from other comprehensive income to net income to be presented on the face of the financial statements. The guidance requires retrospective application, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We elected to adopt this guidance early in the fourth quarter of 2011 and are presenting two separate but consecutive financial statements. See the Consolidated Statements of Comprehensive Income.

Accounting Guidance Not Yet Adopted: In May 2011, the FASB issued ASU 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. We will adopt this guidance in the first quarter of 2012. We believe the adoption of this guidance may provide additional detail on certain Consolidated Financial Statements but will not have any other impact on the Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, which amends existing guidance to permit an entity to first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value of goodwill is less than its carrying value before requiring an entity to quantitatively calculate the two-step goodwill impairment model that is currently in place. If an entity determines through its qualitative assessment that the fair value of goodwill is more likely than not greater than its carrying value, then the remaining impairment steps would be deemed unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We believe the adoption of this guidance will not have a significant impact on the Consolidated Financial Statements.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes, and foreign currency fluctuations.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our interest rate swap agreement expired in May 2011. Therefore, our borrowings outstanding as of January 1, 2012 of $389.6 million is variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased interest expense by approximately $3.9 million.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in demand, supply, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For fiscal 2011, the weighted average cost of a block of cheese was $1.80. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been approximately $1.3 million for the fiscal year ended January 1, 2012. For fiscal 2011, the weighted average cost of dough per pound was $0.45. The estimated increase in our food costs from a hypothetical 10% increase in the average price of dough per pound would have been approximately $0.6 million for the fiscal year ended January 1, 2012.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk in Canada as we operate a total of 14 Company-owned stores in Canada that create market risk associated with changes in the value of the Canadian dollar. During 2011, our Canadian stores represented approximately 0.1% of our consolidated operating income. The currency exchange rates for the Canadian dollar as compared to the United States dollar as of and for the fiscal years ended January 1, 2012 and January 2, 2011 were as follows:

Type of Exchange Rate	2011	2010
Low rate for the period	0.9467	0.9285
High rate for the period	1.0590	1.0030
Weighted average rate for the period	1.0114	0.9708
Spot rate for the period	0.9782	1.0019

Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during fiscal 2011 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 8. Financial Statements and Supplementary Data.

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. We also have audited the Company’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 23, 2012

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share information)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,673	$19,269
Accounts receivable	24,253	32,237
Inventories	18,659	18,485
Prepaid expenses	15,436	13,942
Deferred tax asset	3,660	3,420

Total current assets	80,681	87,353
Property and equipment, net	683,390	683,192
Other noncurrent assets	8,400	7,484

Total assets	$772,471	$778,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$834	$936
Accounts payable	32,857	42,844
Accrued expenses	34,631	32,968
Unearned revenues	9,854	9,393
Dividends payable	4,111	–
Accrued interest	1,401	957
Derivative instrument liability	–	1,976

Total current liabilities	83,688	89,074
Capital lease obligations, less current portion	10,075	10,326
Revolving credit facility borrowings	389,600	377,000
Deferred rent liability	54,165	51,522
Deferred landlord contributions	28,278	28,913
Deferred tax liability	64,360	43,038
Accrued insurance	12,420	13,144
Other noncurrent liabilities	5,708	6,950

Total liabilities	648,294	619,967

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,553,698 and 61,436,229 shares issued, respectively	6,155	6,144
Capital in excess of par value	441,960	436,051
Retained earnings	795,604	756,448
Accumulated other comprehensive income	5,342	4,522
Less treasury stock, at cost; 43,408,472 and 41,128,869 shares, respectively	(1,124,884)	(1,045,103)

Total stockholders’ equity	124,177	158,062

Total liabilities and stockholders’ equity	$772,471	$778,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal Year
	2011	2010	2009
REVENUES:
Food and beverage sales	$388,908	$398,241	$406,635
Entertainment and merchandise sales	426,986	414,892	407,928

Total Company store sales	815,894	813,133	814,563
Franchise fees and royalties	5,284	4,115	3,783

Total revenues	821,178	817,248	818,346

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	95,989	90,649	91,816
Cost of entertainment and merchandise (exclusive of items shown separately below)	32,362	34,233	36,429

Total cost of food, beverage, entertainment and merchandise	128,351	124,882	128,245
Labor expenses	222,596	222,337	223,084
Depreciation and amortization	80,826	79,716	77,101
Rent expense	74,992	70,425	67,695
Other store operating expenses	126,847	128,075	123,986

Total Company store operating costs	633,612	625,435	620,111

Other costs and expenses:
Advertising expense	34,989	35,282	36,641
General and administrative expenses	51,859	50,693	50,629
Asset impairments	2,739	936	–

Total operating costs and expenses	723,199	712,346	707,381

Operating income	97,979	104,902	110,965
Interest expense	8,875	12,142	12,017

Income before income taxes	89,104	92,760	98,948
Income taxes	34,142	38,726	37,754

Net income	$54,962	$54,034	$61,194

Earnings per share:
Basic	$2.88	$2.55	$2.68
Diluted	$2.88	$2.55	$2.67

Weighted average common shares outstanding:
Basic	19,072	21,163	22,835
Diluted	19,121	21,204	22,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year
	2011	2010	2009
Net income	$54,962	$54,034	$61,194
Components of other comprehensive income, net of tax:

Change in fair value of cash flow hedge, net of income taxes of ($5), ($510), and ($1,080), respectively	(10)	(835)	(1,761)
Hedging loss realized in earnings, net of income taxes of $760, $1,888, and $1,579, respectively	1,231	3,094	2,576
Foreign currency translation adjustments, net of income taxes of ($64), $144, and $662, respectively	(401)	1,123	2,217

Total components of other comprehensive income, net of tax	820	3,382	3,032

Comprehensive income	$55,782	$57,416	$64,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Fiscal Years 2009, 2010, and 2011

(in thousands, except share amounts)

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total
Balance at December 28, 2008	59,860,722	$5,986	$398,124	$641,220	$(1,892)	37,169,265	$(914,852)	$128,586
Net income	–	–	–	61,194	–	–	–	61,194
Other comprehensive income	–	–	–	–	3,032	–	–	3,032
Stock-based compensation costs	–	–	8,154	–	–	–	–	8,154
Stock options exercised	983,726	98	19,633	–	–	–	–	19,731
Restricted stock issued, net of forfeitures	309,750	31	(31)	–	–	–	–	–
Tax benefit from stock options and restricted stock, net	–	–	625	–	–	–	–	625
Restricted stock returned for taxes	(57,973)	(6)	(1,363)	–	–	–	–	(1,369)
Common stock issued under 401(k) plan	23,793	3	575	–	–	–	–	578
Purchases of treasury stock	–	–	–	–	–	1,775,089	(52,618)	(52,618)

Balance at January 3, 2010	61,120,018	6,112	425,717	702,414	1,140	38,944,354	(967,470)	167,913

Net income	–	–	–	54,034	–	–	–	54,034
Other comprehensive income	–	–	–	–	3,382	–	–	3,382
Stock-based compensation costs	–	–	7,529	–	–	–	–	7,529
Stock options exercised	181,043	18	5,773	–	–	–	–	5,791
Restricted stock issued, net of forfeitures	194,700	20	(20)	–	–	–	–	–
Tax shortfall from stock options and restricted stock, net	–	–	(790)	–	–	–	–	(790)
Restricted stock returned for taxes	(78,424)	(8)	(2,759)	–	–	–	–	(2,767)
Common stock issued under 401(k) plan	18,892	2	601	–	–	–	–	603
Purchases of treasury stock	–	–	–	–	–	2,184,515	(77,633)	(77,633)

Balance at January 2, 2011	61,436,229	6,144	436,051	756,448	4,522	41,128,869	(1,045,103)	158,062

Net income	–	–	–	54,962	–	–	–	54,962
Other comprehensive income	–	–	–	–	820	–	–	820
Stock-based compensation costs	–	–	7,376	–	–	–	–	7,376
Stock options exercised	17,588	1	631	–	–	–	–	632
Restricted stock issued, net of forfeitures	173,713	17	(17)	–	–	–	–	–
Tax benefit from stock options and restricted stock, net	–	–	674	–	–	–	–	674
Restricted stock returned for taxes	(73,832)	(7)	(2,755)	–	–	–	–	(2,762)
Dividends declared	–	–	–	(15,806)	–	–	–	(15,806)
Purchases of treasury stock	–	–	–	–	–	2,279,603	(79,781)	(79,781)

Balance at January 1, 2012	61,553,698	$6,155	$441,960	$795,604	$5,342	43,408,472	$(1,124,884)	$124,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,962	$54,034	$61,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,560	80,679	78,071
Deferred income taxes	20,292	7,210	8,581
Stock-based compensation expense	7,185	7,338	7,934
Amortization of landlord contributions	(2,024)	(2,049)	(2,023)
Amortization of deferred debt financing costs	361	281	281
Loss on asset disposals, net	3,035	3,320	2,941
Asset impairments	2,739	936	–
Other adjustments	423	15	(6)
Changes in operating assets and liabilities:
Accounts receivable	3,113	1,132	5,234
Inventories	(714)	(423)	(3,835)
Prepaid expenses	(1,721)	1	(2,719)
Accounts payable	(2,416)	6,723	(4,862)
Accrued expenses	(349)	336	2,763
Unearned revenues	460	1,748	66
Accrued interest	(37)	118	(2,380)
Income taxes payable	6,170	(9,811)	1,244
Deferred rent liability	3,016	2,658	1,368
Deferred landlord contributions	1,178	2,624	406

Net cash provided by operating activities	177,233	156,870	154,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,669)	(99,844)	(73,090)
Other investing activities	17	(3,025)	159

Net cash used in investing activities	(94,652)	(102,869)	(72,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	12,600	22,700	(47,550)
Payments on capital lease obligations	(938)	(885)	(812)
Payment of debt financing costs	(2,052)	–	–
Dividends paid	(11,487)	–	–
Proceeds from exercise of stock options	632	5,791	19,731
Excess tax benefit realized from stock-based compensation	815	631	2,050
Restricted stock returned for payment of taxes	(2,762)	(2,767)	(1,369)
Purchases of treasury stock	(79,781)	(77,633)	(52,618)

Net cash used in financing activities	(82,973)	(52,163)	(80,568)

Effect of foreign exchange rate changes on cash	(204)	70	(1,167)

Change in cash and cash equivalents	(596)	1,908	(408)
Cash and cash equivalents at beginning of period	19,269	17,361	17,769

Cash and cash equivalents at end of period	$18,673	$19,269	$17,361

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,081	$11,596	$12,317
Income taxes paid, net	$6,592	$41,725	$20,454
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,580	$11,149	$6,479
Accrued dividends	$4,319	$–	$–
Capital lease obligations incurred	$932	$593	$–
Common stock issued under 401(k) plan	$–	$603	$578

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:

Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s® family dining and entertainment centers (also referred to as “stores”) in a total of 48 states and seven foreign countries or territories. As of January 1, 2012, the Company operated 507 Chuck E. Cheese’s located in 44 states and Canada and its franchisees operated a total of 49 stores located in 15 states, Puerto Rico, Guam, Guatemala, Chile, Saudi Arabia, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us,” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.

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

Basis of Presentation: The Consolidated Financial Statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment, and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in the Consolidated Financial Statements because we concluded that we are the primary beneficiary of its variable interests as we (a) have the power to direct the majority of its significant operating activities, (b) provide it unsecured lines of credit, and (c) own the majority of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities, and operating results of the Association are not material to our Consolidated Financial Statements.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported expenses. We provide unsecured lines of credit to the Association, which it uses to fund deficiencies in its media and advertising funds.

All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2011, 2010, and 2009 are for the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010 respectively. Our 2009 fiscal year consisted of 53 weeks and our 2011 and 2010 fiscal years each consisted of 52 weeks.

Use of Estimates and Assumptions: The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimate and Capitalization Thresholds: During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised the estimate of the useful lives of certain property and equipment, as follows: (a) certain games from six years to either eight or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 years to 15 years or the remaining lease term if shorter; and (d) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an assets’ current carrying value over its revised remaining useful life. The net impact of this change benefited depreciation and amortization for 2011 by approximately $2.8 million. We expect this change in estimated useful lives to favorably benefit our depreciation and amortization expense, for the assets impacted as of July 4, 2011, during fiscal 2012, 2013, and 2014 by approximately $6.0 million, $3.7 million, and $1.6 million, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

In conjunction with the revision of the estimated useful lives of certain property and equipment, we also changed our capitalization thresholds with respect to costs associated with certain refurbishment of games, as well as costs related to the replacement of certain asset parts. The impact of this change unfavorably impacted other store operating costs for 2011 by approximately $1.1 million. We expect this change to unfavorably impact other store operating costs in fiscal 2012 by approximately $1.4 million to $1.6 million.

We estimate that the after tax effect of both the change in estimate and the change in capitalization thresholds benefited our fully diluted earnings per share by approximately $0.06 per share in fiscal year 2011.

Subsequent Events: We recognize the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet, including the impact of such events on management’s estimates and assumptions used in preparing the Consolidated Financial Statements. Other significant subsequent events that are not recognized in the Consolidated Financial Statements, if any, are disclosed in the Notes to Consolidated Financial Statements.

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

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Buildings	40 years
Game and ride equipment	4 to 12 years
Non-technical play equipment	15 to 20 years
Furniture, fixtures, and other equipment	4 to 20 years

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured of being exercised) when estimating the depreciable lives of leasehold improvements, in determining classification of our leases as either operating or capital, and recognizing straight-line rent expense. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.

During 2011, we performed an assessment of the useful lives of all of our property and equipment and revised certain estimated useful lives. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. See “Change in Accounting Estimate and Capitalization Thresholds” above for further discussion.

We review our property and equipment for impairment, on a quarterly basis, at the lowest reporting unit level, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. We assess the recoverability of a store’s property and equipment by comparing the sum of future cash flows, undiscounted and without interest, expected to result from the use and eventual disposition of the property and equipment to its carrying amount. If the sum of the expected future cash flows is less than the carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. Any impairment loss recognized represents the amount by which the asset carrying amount is estimated to exceed its fair value. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits, and various office costs related to our design, construction, facilities, and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in a construction-in-progress account until a project is completed. At that time, the costs accumulated to date are reclassified to property and equipment and depreciated according to our depreciation policies. In 2011, 2010, and 2009, we capitalized internal costs of approximately $3.6 million, $3.6 million, and $3.2 million, respectively, related to our store development activities. Interest costs capitalized were not material in 2011, 2010, and 2009.

Goodwill: In 2010, we recorded goodwill of approximately $3.5 million associated with four stores we acquired from our franchisees representing the excess of the purchase price over the fair value of the specific assets acquired. As of January 1, 2012 and January 2, 2011, goodwill of approximately $3.5 million was included in “Other noncurrent assets” on the Consolidated Balance Sheets. Goodwill is not amortized, but is tested for impairment at least once per year, or when events or changes in circumstances indicate that the carrying amount may be less than fair value, using a two-step fair value test. We perform this test at the lowest reporting unit, which is at the store level. The first step of the test compares the carrying amount of the store to its estimated fair value, which is based on the discounted expected future cash flows of the store. If the estimated fair value of the store is less than its carrying amount, a second step is performed to quantify the amount of goodwill impairment that should be recorded. When testing goodwill for impairment, we make certain assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing a store’s property and equipment for impairment, as described above. We believe our assumptions in calculating the fair value is similar to those used by other marketplace participants. We perform our annual impairment analysis of goodwill at the beginning of the fourth quarter of each fiscal year. We did not record any losses in connection with our impairment tests in 2011 or 2010.

Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all of our self-insurance programs at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Our deductibles range from approximately $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.

Contingent Loss Accruals: When a contingency involving uncertainty as to a possible loss occurs, an estimate of the loss may be accrued as a charge to income and a reserve established on the Consolidated Balance Sheets. We perform regular assessments of our contingent losses and develop estimates of the degree of probability for and range of possible settlement. We accrue liabilities for losses we deem probable and for which we can reasonably estimate an amount of settlement. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome, but provide disclosure of the reasonably possible range of loss to the extent it is estimable. Reserve balances may be increased or decreased in the future to reflect further developments. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material effect on our consolidated results of operations in the period during which the underlying matters are resolved.

Revolving Credit Facility Borrowings: We classify the borrowings obtained under our revolving credit facility as a noncurrent liability on the Consolidated Balance Sheets because the credit agreement allows us, except in the event of our violation of a provision that makes the obligation callable, to continuously refinance borrowings on a long-term basis through the maturity date and by its terms, borrowings are not due on demand. On October 28, 2011, we amended and restated our then existing revolving credit facility. See Note 6 “Revolving Credit Facility” for further discussion of our new revolving credit facility.

Comprehensive Income: For 2011, we elected to retroactively early adopt Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends existing guidance related to the presentation of comprehensive income. We elected to present the components of other comprehensive income (“OCI”) in a separate financial statement, called the Consolidated Statements of Comprehensive Income. Comprehensive income consists of net income and certain other changes in stockholders’ equity, which are excluded from net income, and referred to as OCI on the Consolidated Statements of Changes in Stockholders’ Equity. Components of our OCI consist of the change in fair value of our interest rate swap contract and foreign currency translation adjustments, net of tax. OCI is recorded directly to “Accumulated other comprehensive income”, which is a separate component of stockholders’ equity.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

Foreign Currency Translation: The Consolidated Financial Statements are presented in U.S. dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Changes in Stockholders’ Equity and in the Consolidated Statements of Comprehensive Income. The effect of foreign currency exchange rate changes on cash is reported in the Consolidated Statements of Cash Flows as a separate component of the reconciliation of the change in cash and cash equivalents during the period.

Derivative Instruments and Hedging Activities: In the past, we have used an interest rate swap contract to reduce our exposure to interest rate fluctuations from the variable interest rate related to our revolving credit facility. We designated the swap contract as a cash flow hedge and recognized the derivative instrument on the Consolidated Balance Sheet at its estimated fair value. Throughout the term of the swap contract, any unrealized gains or losses were reported in “Accumulated other comprehensive income (loss)” and recognized in “Other comprehensive income” when the variable interest rate of the debt affected earnings. Our interest rate swap agreement expired in May 2011 and we have not entered into any new interest rate swap contracts.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, capital lease obligations, and an interest rate swap contract. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our revolving credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions. We believe the carrying amount of our capital lease obligations approximates fair value as interest rates charged are commensurate with instruments with similar terms and risks. Our interest rate swap contract expired in May 2011. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair value disclosures for stores we have impaired are presented in Note 4 “Property and Equipment”.

Stock-Based Compensation: We expense the fair value of stock-based compensation awards granted to our employees and directors in the Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. Stock-based compensation is recognized only for awards that vest and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. We discontinued the granting of stock options in 2006 (See Note 12 “Stock-Based Compensation Plans”). All previously granted and currently outstanding stock options were fully vested as of the end of 2009.

The gross benefits of tax deductions in excess of the compensation cost recognized from the vesting of restricted stock and exercised stock options are tax affected and classified as cash inflows from financing activities in the Consolidated Statements of Cash Flows.

Revenue Recognition – Company Store Activities: Food, beverage, and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens are purchased by customers and we accrue unearned revenue as a liability for the estimated amount of unused tickets and tokens that may be redeemed or used in the future. We allocate the revenue recognized from the sale of value-priced combination packages, which generally are comprised of food, beverage, and game tokens (and in some instances, merchandise), between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

We sell gift cards to our customers in our stores and through certain third party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as unearned gift card revenue liability when sold and are recognized as revenue when: (a) the gift card is redeemed by the customer, or (b) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards; however, because we did not have sufficient historical information regarding such redemption patterns, we did not recognize any material revenue from gift card breakage in the Consolidated Statements of Earnings prior to 2010. During the second quarter of 2010, we concluded that we had sufficient historical transaction data to estimate breakage for gift cards sold in our stores and through certain third-party distributors, and based on our analysis, we recorded a $0.6 million adjustment for the initial recognition of breakage income related to unredeemed gift cards. We recognized a total of $0.4 million and $0.8 million in 2011 and 2010, respectively, related to gift card breakage. Breakage income from gift cards is included in “Food and beverage sales”.

Revenue Recognition – Franchise Fees and Royalties: Revenues from franchised activities include area development and initial franchise fees received from franchisees to establish new stores, and once a store is opened, a franchisee is charged monthly royalties based on a percentage of franchised stores’ sales. These fees are collectively referred to as “Franchise fees”. Area development and initial franchise fees are accrued as unearned franchise revenue liability when received and recognized as revenue when the franchised stores covered by the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. In September 2011, we recognized approximately $1.2 million of unrecognized franchise/development fees related to the termination of a development agreement with an international franchisee. Development/franchise fees included in revenues were approximately $1.6 million, $0.4 million, and $0.2 million in 2011, 2010, and 2009, respectively. Continuing royalties and other miscellaneous sales are recognized in the period earned. Continuing royalties and other miscellaneous sales included in revenues were approximately $3.7 million, $3.7 million, and $3.6 million in 2011, 2010, and 2009, respectively.

Cost of Food, Beverage, Entertainment, and Merchandise: Cost of food and beverage includes the direct cost of food and beverage sold to our customers and related paper and birthday party supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items. These amounts exclude any allocation of other operating costs including labor and related costs for store personnel and depreciation and amortization expense.

Vendor Rebates: We receive rebate payments primarily from a single third-party vendor. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendor, rebates are primarily provided based on the quantity of the vendor’s products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendor’s products, and when the related inventory is sold the allowances are recognized in “Cost of food and beverage” in the Consolidated Statements of Earnings.

Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. The difference between actual rent payments and rent expense in any period is recorded as “Deferred rent liability” in the Consolidated Balance Sheets. Construction allowances, received from the lessor as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”), are accrued as deferred landlord contributions in the period construction is completed and the store opens. Landlord contributions are amortized on a straight-line basis over the lease term as a reduction to rent expense.

Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred. As of January 1, 2012 and January 2, 2011, production costs of approximately $1.4 million and $1.2 million, respectively, were included in “Prepaid expenses” on the Consolidated Balance Sheets.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

We and our franchisees are required to contribute a percentage of gross sales to advertising and media funds maintained by the Association, which are utilized to administer all the national advertising programs that benefit both us and our franchisees. As the contributions to these funds are designated and segregated for advertising related activities, the Association acts as an agent for us and our franchisees with regard to these contributions. We consolidate the advertising and media funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses. Our contributions to these funds eliminate in consolidation. Contributions to the advertising and media funds from our franchisees were approximately $2.1 million, $2.2 million, and $2.3 million in 2011, 2010, and 2009, respectively.

Debt Financing Costs: We capitalize direct costs incurred to obtain long-term financing or establishment of revolving credit facilities. These costs are included in “Other noncurrent assets” on the Consolidated Balance Sheets and are amortized as an adjustment to “Interest expense” over the term of the related debt. In the case of debt refinancing or amending of a credit agreement, where the terms are similar, some of the previously unamortized capitalized debt financing costs associated with the same lenders are rolled into new capitalized debt financing costs and then amortized over the life of the debt. Any remaining unamortized debt financing costs associated with lenders of the old debt who do not participate in the new credit facility are written off. During 2011, we capitalized approximately $2.1 million in connection with amending and restating our revolving credit facility. As of January 1, 2012 and January 2, 2011, unamortized debt financing costs were approximately $2.2 million and $0.5 million, respectively, and were included in “Other noncurrent assets”. See Note 6 “Revolving Credit Facility” for further discussion of our revolving credit facility.

Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is applied against net deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on undistributed income from our Canadian subsidiary, as such, earnings are considered to be permanently invested.

We maintain reserves to provide for potential tax exposures when, despite our belief that tax return positions are fully supported by the applicable tax laws and regulations, we believe that certain positions may not be fully sustained upon review by taxing authorities (referred to as a “liability for unrecognized tax benefits” resulting from uncertain tax positions). We recognize the benefit from an uncertain tax position in the Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than a 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We include interest related to unrecognized tax benefits in “Interest expense” and include related penalties in “General and administrative expenses” on the Consolidated Statements of Earnings.

Recently Issued Accounting Guidance

Accounting Guidance Adopted: In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, which amends the accounting and reporting guidance for arrangements comprised of multiple products or services (“deliverables”). The FASB’s revised guidance clarifies how an entity determines separate units of accounting in a multiple-deliverable arrangement and requires that revenue be allocated to all arrangement deliverables using the relative selling price method. The adoption of this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year, did not have a material effect on the Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, which requires companies to present separate line items for all activities, including purchases, sales, issuances, and settlements, in the reconciliation of any fair value measurements classified as Level 3. The adoption of this guidance prospectively as of January 3, 2011, the beginning of our 2011 fiscal year, did not have a material effect on the Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, which amends existing guidance related to the presentation of comprehensive income by allowing a company to present the components of net income and other comprehensive income in either a single continuous financial statement called a statement of comprehensive income or in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. In addition, the guidance requires items that are reclassified from other comprehensive income to net income to be presented on the face of the financial statements. The guidance requires retrospective application, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We elected to adopt this guidance early in the fourth quarter of 2011 and are presenting two separate but consecutive financial statements. See the Consolidated Statements of Comprehensive Income.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

Accounting Guidance Not Yet Adopted: In May 2011, the FASB issued ASU 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. We will adopt this guidance in the first quarter of 2012. We believe the adoption of this guidance may provide additional detail on certain Consolidated Financial Statements but will not have any other impact on the Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, which amends existing guidance to permit an entity to first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value of goodwill is less than its carrying value before requiring an entity to quantitatively calculate the two-step goodwill impairment model that is currently in place. If an entity determines through its qualitative assessment that the fair value of goodwill is more likely than not greater than its carrying value, then the remaining impairment steps would be deemed unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We believe the adoption of this guidance will not have a significant impact on the Consolidated Financial Statements.

Note 2. Accounts Receivable:

Accounts receivable consisted of the following:

	At Year End
	2011	2010
	(in thousands)
Trade receivables	$6,635	$6,840
Vendor rebates	7,043	7,703
Income taxes receivable	9,137	15,320
Other accounts receivable	1,438	2,374

	$24,253	$32,237

Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers through the stop-loss coverage we purchase for our self-insurance programs.

Note 3. Inventories:

Inventories consisted of the following:

	At Year End
	2011	2010
	(in thousands)
Food and beverage	$4,156	$3,809
Entertainment and merchandise	14,503	14,676

	$18,659	$18,485

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment:

Property and equipment consisted of the following:

	At Year End
	2011	2010
	(in thousands)
Land	$43,735	$43,927
Buildings	110,387	109,977
Leasehold improvements	579,541	554,676
Game and ride equipment	279,543	268,156
Furniture, fixtures, and other equipment	219,373	220,046
Property leased under capital leases (Note 8)	16,800	16,673

	1,249,379	1,213,455
Less accumulated depreciation and amortization	(573,289)	(541,043)

Net property and equipment in service	676,090	672,412
Construction in progress	7,300	10,780

	$683,390	$683,192

Property leased under capital leases consists primarily of buildings for our store locations. Accumulated amortization related to these assets was approximately $8.3 million and $7.9 million as of January 1, 2012 and January 2, 2011, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization expense”.

Total depreciation and amortization expense was approximately $81.6 million, $80.7 million, and $78.1 million in 2011, 2010, and 2009, respectively, of which, approximately $0.7 million, $1.0 million, and $1.0 million in 2011, 2010, and 2009, respectively, was included in “General and administrative expenses”.

Asset Impairments

In 2011 and 2010, we recognized asset impairment charges of $2.7 million and $0.9 million, respectively, relating to six stores in 2011 and three stores in 2010. We continue to operate all but one of these stores. The impairment charges were the result of a decline in the stores’ financial performance primarily due to a significant impact of various economic factors in the markets in which these stores are located. We did not record any asset impairment charges in 2009.

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital. Accordingly, the inputs to our fair value measurement of the stores we have recognized impairment charges for are classified within Level 3 of the fair value hierarchy. As of January 1, 2012 and January 2, 2011, the aggregate carrying value of the property and equipment at these impaired stores, prior to the impairment charge, was $4.2 million and $1.4 million, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Accrued Expenses:

Accrued expenses consisted of the following:

	At Year End
	2011	2010
	(in thousands)
Current:
Salaries and wages	$12,505	$12,722
Insurance	6,979	6,862
Taxes, other than income	8,964	8,516
Other accrued operating expenses	6,183	4,868

	$34,631	$32,968

Noncurrent:
Insurance	$12,420	$13,144

Accrued insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits, and certain other insured risks.

Note 6. Revolving Credit Facility:

	At Year End
	2011	2010
	(in thousands)
Revolving credit facility borrowings	$389,600	$377,000

Through October 28, 2011, we maintained a $550.0 million revolving credit facility, (“2007 Credit Facility”), under a credit agreement dated October 19, 2007, with a syndicate of lenders. The 2007 Credit Facility, which was to mature in October 2012, also included an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $50.0 million in borrowings at any time. Based on the type of borrowing, the 2007 Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.625% to 1.25% determined based on our financial performance and debt levels, or alternatively, the higher of (a) the prime interest rate, or (b) the Federal Funds rate plus 0.50%.

On October 28, 2011, we amended and restated the 2007 Credit Facility, which among other things extended the maturity date to October 28, 2016. The amended and restated facility (“2011 Credit Facility”) is a senior unsecured credit commitment of $500.0 million. The 2011 Credit Facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the 2011 Credit Facility bears interest at one month LIBOR plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.0%; plus an applicable margin of 0.000% to 0.625%, determined based on our financial performance and debt levels. During 2011, the prime interest rate was 3.25% and the one month LIBOR rate ranged from 0.18% to 0.30%. The 2011 Credit Facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our 2011 Credit Facility. All borrowings under our 2011 Credit Facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of January 1, 2012, we had $389.6 million of borrowings outstanding and approximately $10.7 million of letters of credit, issued but undrawn under our 2011 Credit Facility. Including the effect of our interest rate swap contract discussed in Note 7, which expired in May 2011, the weighted average effective interest rate incurred on our borrowings under our credit facilities was 2.0%, 2.9%, and 2.9% in 2011, 2010, and 2009, respectively.

The 2011 Credit Facility also contains certain restrictions and conditions that among other things require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the 2011 Credit Facility. Additionally, the terms of the 2011 Credit Facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the 2011 Credit Facility) of 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of January 1, 2012, we were in compliance with all of these restrictions and covenants.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Instrument:

In May 2008, we entered into a $150.0 million notional amount interest rate swap contract. The interest rate swap contract converted $150.0 million of borrowings from our 2007 Credit Facility from a variable interest rate to a fixed interest rate. As of January 2, 2011, we had recorded an estimated fair value derivative instrument liability of $2.0 million associated with our interest rate swap contract that we realized during the first five months of 2011. Gains or losses from changes in the interest rate swap contract were reported in the Consolidated Financial Statements as a component of “Accumulated other comprehensive income”.

The interest rate swap contract expired in May 2011 and, as of January 1, 2012, we have not entered into any new interest rate swap contracts.

We designated our interest rate swap contract as a cash flow hedge. The interest rate swap contract was not traded on a public exchange; therefore, its fair value was determined using the present value of expected future cash flows arising from the contract, which approximates an amount to be received from or paid to a market participant for this instrument. This valuation methodology utilizes forward interest rate yield curves obtained from an independent pricing service’s quotes of three-month forward LIBOR rates through the swap contract’s maturity. Accordingly, the inputs to our fair value measurement of the interest rate swap are classified within Level 2 of the fair value hierarchy.

There were no ineffective gains or losses recognized in 2011, 2010, or 2009. The following table summarizes the effect of the derivative instrument on other comprehensive income (“OCI”) and income, excluding the effect of income taxes:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Derivative in cash flow hedging relationship:
Loss recognized in accumulated OCI – effective portion:
Interest rate swap contract	$(15)	$(1,345)	$(2,841)

Loss reclassified from accumulated OCI into income – effective portion:
Interest expense	$(1,991)	$(4,982)	$(4,155)

Note 8. Commitments and Contingencies:

Leases

We lease certain store locations and related property and equipment under operating and capital leases that expire at various dates through 2028 with various renewal options that expire at various dates through 2045. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs, and in some instances additional rent equal to the amount by which a percentage of the store’s revenues exceed the minimum rent. The leases generally have initial terms of 10 to 20 years with various renewal options.

The annual future lease commitments under capital lease obligations and noncancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of January 1, 2012, are as follows:

	Capital	Operating
	(in thousands)
Fiscal Years
2012	$1,645	$75,676
2013	1,630	75,578
2014	1,635	75,591
2015	1,563	75,759
2016	1,441	76,408
Thereafter	8,550	704,747

Minimum future lease payments	16,464	$1,083,759

Less amounts representing interest (interest rates range from 6.0% to 16.63%)	(5,555)

Present value of future minimum lease payments	10,909
Less current portion	(834)

Capital lease obligations, net of current portion	$10,075

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (continued):

Rent expense, including contingent rent based on a percentage of stores’ sales, when applicable, was comprised of the following:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Minimum rentals	75,711	$71,234	$68,414
Contingent rentals	338	185	273

	$76,049	$71,419	$68,687

Rent expense of approximately $1.0 million in 2011, 2010, and 2009 related to our corporate office and warehouse facilities and was included in “General and administrative expenses” on the Consolidated Statements of Earnings.

Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits, and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees, or other third parties involved in operational issues common to the retail, restaurant, and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries, and other matters. A number of such claims may exist at any given time. We record costs related to defending ourselves from litigation as they are incurred. Currently, there are a number of claims and legal proceedings pending against us. However, in the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

Note 9. Income Taxes:

The components of income tax expense are as follows:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Current tax expense (benefit):
Federal	$9,502	$24,131	$24,541
State	4,409	6,660	4,380
Foreign	(61)	725	252

	13,850	31,516	29,173
Deferred tax expense (benefit):
Federal	20,305	9,903	10,823
State	(353)	(1,959)	(994)
Foreign	340	(734)	(1,248)

	20,292	7,210	8,581

Income tax expense	$34,142	$38,726	$37,754

A reconciliation of the 35% federal statutory income tax rate to our effective tax rates is as follows:

	Fiscal Year
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	4.0	3.4
Federal income tax credits, net	(1.5)	(0.6)	(0.8)
Other	0.8	3.3	0.6

Effective tax rate	38.3%	41.7%	38.2%

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (continued):

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

Deferred income tax assets and liabilities consisted of the following:

	At Year End
	2011	2010
	(in thousands)
Deferred tax assets:
Accrued vacation	$1,888	$1,836
Unearned gift cards	2,334	2,782
Deferred rent	21,012	20,025
Stock-based compensation	2,669	2,657
Accrued Insurance	7,934	8,055
Unrecognized tax benefits (1)	2,676	2,679
Other	2,465	2,620

Gross deferred tax assets	40,978	40,654

Deferred tax liabilities:
Depreciation and amortization	(100,254)	(78,972)
Other	(1,424)	(1,300)

Gross deferred tax liabilities	(101,678)	(80,272)

Net deferred tax liability	$(60,700)	$(39,618)

Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$3,660	$3,420
Noncurrent deferred tax liability	(64,360)	(43,038)

Net deferred tax liability	$(60,700)	$(39,618)

(1)	Amount represents the value of future tax benefits that would result if the liabilities for unrecognized state tax benefits, including related interest, are successfully settled.

We file numerous income tax returns in U.S. federal, state, local, and foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. The federal statute of limitations has expired and we are no longer subject to U.S. federal income examinations for our federal tax returns filed for tax years ended before 2005 (2006 and 2007 are also closed with the exception of adjustments included in amended returns filed in 2011). In addition, certain of our state income tax returns are under examination and are at various stages of the audit/appeals process. In general, the state tax returns that are open to audit range from tax years 2006 through 2010 and the Canadian tax years open to audit include tax years 2007 through 2010.

In December 2010, an IRS examination of our 2006 and 2007 tax years was concluded and we paid taxes of $2.5 million and related interest of $0.6 million, all of which was accrued prior to the fourth quarter of 2010.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (continued):

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$4,363	$5,113	$5,009
Additions for tax positions related to the current year	487	550	642
Increases for tax positions of prior years	2,117	2,989	1,022
Decreases for tax positions of prior years	(1,440)	(390)	(857)
Settlement with tax authorities	(876)	(3,899)	(397)
Expiration of statute of limitations	(154)	–	(306)

Balance at end of period	$4,497	$4,363	$5,113

Included in the balance as of January 1, 2012, was approximately $2.9 million of unrecognized tax benefits that, if recognized, would decrease our provision for income taxes. Within the next twelve months, we expect to settle or otherwise conclude certain ongoing state income tax audits. As such, it is possible that the unrecognized tax benefits would change within the next twelve months. However, the change in the unrecognized tax benefits cannot be estimated at this time.

Interest expense related to unrecognized tax benefits was $0.5 million, $1.1 million, and $0.5 million in 2011, 2010, and 2009, respectively. Penalties expense related to unrecognized tax benefits was $0.5 million and $0.3 million in 2011 and 2010, respectively. During 2009, we recognized a net benefit of approximately $0.6 million from the reduction in our estimated penalties reserve for unrecognized tax benefits. The total amount of interest and penalties accrued related to unrecognized tax benefits as of January 1, 2012 and January 2, 2011 was $3.1 million and $3.0 million, respectively.

Note 10. Earnings Per Share:

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS represents net income divided by the basic weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable upon the exercise of outstanding stock options and unvested shares of restricted stock. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options, unamortized stock-based compensation cost of unvested restricted stock, and excess tax benefits arising in connection with these stock-based awards are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of EPS, included both basic and diluted:

	Fiscal Year
	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$54,962	$54,034	$61,194

Denominator:
Basic weighted average common shares outstanding	19,072	21,163	22,835
Potential common shares for stock options and restricted stock	49	41	98

Diluted weighted average common shares outstanding	19,121	21,204	22,933

Earnings Per Share:
Basic	$2.88	$2.55	$2.68

Diluted	$2.88	$2.55	$2.67

Stock options to purchase 37,500 shares, 102,816 shares, and 694,005 shares of our common stock were not included in the diluted EPS computations in 2011, 2010, and 2009, respectively, because the exercise prices of these options were greater than the average market price of our common shares and, therefore, their effect would be antidilutive.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stockholders’ Equity:

We have one class of common capital stock, our common stock, as disclosed on the Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.

Our articles of incorporation authorize our Board of Directors (“Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights, and certain other rights and preferences as determined by the Board. As of January 1, 2012 and January 2, 2011, there were no shares of Preferred B Stock issued or outstanding.

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400.0 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200.0 million increases each. During 2011, 2010, and 2009, we repurchased, under our repurchase program, 2,279,603 shares, 2,184,515 shares, and 1,775,089 shares, respectively, of our common stock at an aggregate purchase price of approximately $79.8 million, $77.6 million, and $52.6 million, respectively. As of January 1, 2012, approximately $61.3 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

Our stock repurchase program does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock, and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases, or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay, or discontinue the program at any time.

Cash Dividends

On February 22, 2011, our Board approved the initiation of a quarterly cash dividend of $0.20 per share and on November 1, 2011, increased the quarterly cash dividend by 10% to $0.22 per share.

The table below presents dividends declared during 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0 million
May 3, 2011	June 2, 2011	July 7, 2011	0.20	3.9 million
August 2, 2011	September 8, 2011	October 6, 2011	0.20	3.8 million
November 1, 2011	December 1, 2011	January 5, 2012	0.22	4.1 million

			$0.82	$15.8 million

On February 21, 2012, our Board declared a cash dividend of $0.22 per share, which will be paid on April 19, 2012 to stockholders of record on March 22, 2012.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Stock-Based Compensation Plans:

We have stock-based compensation plans pursuant to which we may grant awards of restricted stock to our employees and non-employee directors. In conjunction with stockholder approval of the restricted stock plans in fiscal year 2006, we discontinued the granting of stock options. The expense associated with previously granted stock options was recognized in the Consolidated Financial Statements through 2009. The fair value of all stock-based awards, less estimated forfeitures, if any, is recognized as stock-based compensation expense in the Consolidated Financial Statements over the vesting period of the award.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the Consolidated Financial Statements:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Total stock-based compensation cost	$7,376	$7,529	$8,154
Portion capitalized as property and equipment(1)	(191)	(191)	(220)

Stock-based compensation expense recognized(2)	$7,185	$7,338	$7,934

Tax benefit recognized from stock-based compensation awards	$2,731	$2,839	$3,054

(1)

We capitalize the portion of stock-based compensation costs related to our design, construction, facilities, and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation cost attributable to our store development projects is included in “Property and equipment, net” on the Consolidated Balance Sheets.

(2)	Amount included in “General and administrative expenses” on the Consolidated Statements of Earnings.

As of January 1, 2012, unrecognized pre-tax stock-based compensation cost of $12.1 million related to restricted stock granted will be recognized over a weighted average remaining vesting period of 1.7 years.

Restricted Stock Plans

We maintain a restricted stock plan for our employees under which 2,300,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan provide for a vesting period of at least one year and no more than five years. The full award may not vest in less than three years, nor vest on terms that are more favorable than pro-rata vesting over a period of three years. Although the terms and conditions of the individual agreements governing the awards may vary, each agreement is subject to the terms, conditions, and limitations of the employee restricted stock plan. The employee restricted stock plan also provides for the granting of restricted stock units; however, as of January 1, 2012 none have been issued. We have also adopted a restricted stock plan for our non-employee directors under which 215,000 shares are authorized to be granted before May 1, 2020. Shares awarded under the non-employee directors restricted stock plan provide for an annual pro-rata vesting period of over four years. As of January 1, 2012, a total of 1,318,546 shares remained available for future grant under our current restricted stock plans for both our employees and non-employee directors. Shares of unvested stock issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares that are forfeited or cancelled may be re-granted under the plans.

The following table summarizes 2011 restricted stock activity for all plans (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 2, 2011	648,235	$29.90
Granted	233,562	$37.95
Vested	(254,207)	$30.09
Forfeited	(59,849)	$31.67

Unvested restricted stock awards, January 1, 2012	567,741	$32.94

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Stock-Based Compensation Plans (continued):

In 2010 and 2009, we granted 244,090 and 352,435 shares of restricted stock at a weighted average grant date fair value of $35.74 and $24.66 per share, respectively. The awards granted since initiating our restricted stock grants in 2006 have had vesting periods of four years and 2010 represents the first year any awards have become fully vested. The total fair value of shares that vested during 2011, 2010, and 2009 was $7.6 million, $7.6 million, and $4.4 million, respectively. On January 9, 2012, we granted, to each of our Board of Directors, an additional 2,895 shares of restricted stock at a grant date fair value of $34.54 per share under the non-employee directors restricted stock plan.

Stock Option Plans

We discontinued the granting of stock options in 2006. Under the stock option plans, employees and non-employee directors were granted options to purchase our common stock at a price equal to the market price of the underlying shares on the date of grant. The stock options we granted had vesting periods of one to four years and expire from five to seven years from the date of grant. All previously granted and currently outstanding stock options are fully vested and, if unexercised, will expire in March 2012. We issue new shares of our common stock when options are exercised.

The following table summarizes 2011 stock option activity and related information for all plans (except as otherwise noted, not presented in thousands):

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)(1)	Aggregate Intrinsic Value(2)
Options outstanding, January 2, 2011	61,450	$37.41
Granted	–	–
Exercised	(17,588)	$35.95
Forfeited/cancelled	(6,362)	$32.83

Options outstanding, January 1, 2012	37,500	$38.86	Less than 1	–

Options exercisable, January 1, 2012	37,500	$38.86	Less than 1	–

(1)	Stock option will expire in March 2012.
(2)

There was no aggregate intrinsic value as the exercise price of $38.86 is in excess of the closing market price of our common stock on the last day of the fiscal year, which was $34.45 on January 1, 2012.

Cash proceeds from the exercise of stock options totaled $0.6 million, $5.8 million, and $19.7 million in 2011, 2010, and 2009, respectively. Stock options exercised during 2011, 2010, and 2009 had an aggregate intrinsic value (the amount by which the closing market price of our common stock on the date of exercise exceeded the exercise price multiplied by the number of shares) of less than $0.1 million, $1.2 million, and $10.6 million, respectively. All previously granted and currently outstanding stock options are fully vested. As such there is no unrecognized stock-based compensation cost related to stock options.

Note 13. Employee Benefit Plan:

We maintain a 401(k) Retirement and Savings Plan (the “401(k) Plan”), which is a defined contribution profit sharing plan that allows participants to defer a portion of their annual compensation on a pretax basis. Only non-highly compensated employees, as determined by the Internal Revenue Service, who are at least 18 years of age and who have completed minimum service requirements are eligible to participate in the 401(k) Plan. Each year, at our discretion, we may make an annual contribution to the 401(k) Plan out of our current or accumulated earnings. We may make contributions in the form of cash or our common stock. Beginning with the 2010 plan year, our discretionary contributions are based on a participant’s years of continuous employment and our comparable store sales for the year. During 2011, we made a cash contribution to the 401(k) Plan of approximately $0.3 million and in each of 2010 and 2009, we made contributions, in the form of our common stock, of approximately $0.6 million. As of January 1, 2012 and January 2, 2011, we accrued approximately $0.3 million and $0.5 million for contributions to the 401(k) Plan, respectively. As of January 1, 2012, 36,822 shares of our common stock remained available for future contributions to the 401(k) Plan. However, we currently intend to pay future contributions to the 401(k) Plan in cash.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Results of Operations (Unaudited):

The following table summarizes our unaudited quarterly consolidated results of operations in 2011 and 2010:

	Quarters in Fiscal Year 2011
	April 3, 2011	July 3, 2011	Oct. 2, 2011	Jan. 1, 2012
	(in thousands, except per share data)
Food and beverage sales	$123,757	$88,379	$92,394	$84,378
Entertainment and merchandise sales	131,459	96,825	105,461	93,241

Company store sales	255,216	185,204	197,855	177,619
Franchise fees and royalties	1,186	1,012	2,142	944

Total revenues	$256,402	$186,216	$199,997	$178,563

Operating income	$58,349	$12,971	$20,596	$6,063
Income before income taxes	$55,595	$10,685	$19,015	$3,809
Net income(1)	$34,082	$6,502	$11,650	$2,728

Earnings per share:
Basic	$1.71	$0.34	$0.62	$0.15
Diluted	$1.71	$0.34	$0.62	$0.15

	Quarters in Fiscal Year 2010
	April 4, 2010	July 4, 2010	Oct. 3, 2010	Jan. 2, 2011
	(in thousands, except per share data)
Food and beverage sales	$121,016	$89,064	$99,452	$88,709
Entertainment and merchandise sales	124,184	91,065	106,747	92,896

Company store sales	245,200	180,129	206,199	181,605
Franchise fees and royalties	1,127	857	945	1,186

Total revenues	$246,327	$180,986	$207,144	$182,791

Operating income	$57,215	$14,711	$23,726	$9,250
Income before income taxes	$54,545	$11,269	$20,775	$6,171
Net income	$33,862	$4,778	$12,581	$2,813

Earnings per share:
Basic	$1.53	$0.22	$0.60	$0.14
Diluted	$1.53	$0.22	$0.60	$0.14

(1)

Net income for 2010 included the effect of net unfavorable income tax adjustments of $3.0 million, which included $2.4 million that was reflected during the second quarter of 2010, primarily resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax years, various return-to-provision adjustments, and offsetting favorable adjustments related to California enterprise zone tax credits.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2012 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of January 1, 2012, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 1, 2012, which is included in Item 8. “Financial Statements and Supplementary Data” under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

During the quarterly period ended January 1, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information Regarding the Executive Officers”, “Business Experience of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee Disclosure”.

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

ITEM 11. Executive Compensation.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting under the captions “Meetings and Committees of the Boards of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting under the captions “Executive Compensation –Equity Compensation Plan Information” and “Security Ownership”.

ITEM 13. Certain Relationships and Related Transactions, and Directors Independence.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors”.

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting under the caption “Audit Committee Disclosure – Service Fees Billed in 2011 and 2010 by the Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as a part of this report:

(1) Financial Statements.

The financial statements included in Item 8. “Financial Statements and Supplementary Data” are filed as a part of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements”.

(2) Financial Statement Schedules.

There are no financial statement schedules filed as a part of this Annual Report on Form 10-K, since the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference. The exhibits include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2012	CEC Entertainment, Inc.

/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak	President, Chief Executive Officer	February 23, 2012
Michael H. Magusiak	and Director (Principal Executive Officer)

/s/ Tiffany B. Kice	Executive Vice President, Chief	February 23, 2012
Tiffany B. Kice	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Richard M. Frank	Executive Chairman of the Board of Directors	February 23, 2012
Richard M. Frank

/s/ Tommy R. Franks	Director	February 23, 2012
Tommy R. Franks

/s/ Tim T. Morris	Director	February 23, 2012
Tim T. Morris

/s/ Louis P. Neeb	Director	February 23, 2012
Louis P. Neeb

/s/ Cynthia Pharr Lee	Director	February 23, 2012
Cynthia Pharr Lee

/s/ Bruce M. Swenson	Director	February 23, 2012
Bruce M. Swenson

/s/ Walter Tyree	Director	February 23, 2012
Walter Tyree

/s/ Raymond E. Wooldridge	Director	February 23, 2012
Raymond E. Wooldridge

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Second Restated Articles of Incorporation of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.3	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1	Third Amended and Restated Credit Agreement dated October 28, 2011, by and among CEC Entertainment Concepts, L.P., as the Borrower, CEC Entertainment, Inc., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on November 2, 2011)

10.2 §	Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.3 §	Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.4 §	1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119218) as filed with the Commission on September 23, 2004)

10.5 §	Form of Stock Option Agreement under the Company’s 1997 Non-Statutory Stock Option Plan (incorporated by referenced to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.6 §	Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-119225) as filed with the Commission on September 23, 2004)

10.7 §	Form of Stock Option Agreement under the Company’s Non-Employee Directors Stock Option Plan (incorporated by referenced to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 20, 2009)

10.8 §	CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.9 §	Form of Restricted Stock Agreement under the Company’s Third Amended and Restated 2004 Restricted Stock Plan (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 24, 2011)

10.10 §	CEC Entertainment, Inc. Second Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 4, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on August 5, 2010)

Exhibit Number	Description
10.11 §	Form of Restricted Stock Agreement under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan (incorporated by referenced to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 24, 2011)

10.12 §	Summary of Director Compensation (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on March 21, 2011 under the section entitled “Director Compensation” on page 59)

10.13 §	Summary of Incentive Bonus Plan (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on March 21, 2011 under the section entitled “Compensation Discussion and Analysis—How We Determine the Amount and Material Terms of Each Element of Compensation—Cash Bonus—Incentive Bonus Plan” on page 31)

10.14 §	Form of Indemnification Agreement for the Board of Directors and certain senior officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 16, 2011)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 26, 2010)

23.1 *	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
§	Management contract or compensatory plan, contract or arrangement.
†	Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.