Form 10-Q
period 2012-04-01
CEC ENTERTAINMENT INC
filed 2012-05-03
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of April 18, 2012, an aggregate of 18,293,743 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	April 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,769	$18,673
Accounts receivable	13,061	24,253
Inventories	17,552	18,659
Prepaid expenses	19,224	15,436
Deferred tax asset	3,660	3,660

Total current assets	74,266	80,681

Property and equipment, net	685,201	683,390
Other noncurrent assets	9,317	8,400

Total assets	$768,784	$772,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$803	$834
Accounts payable	32,490	32,857
Accrued expenses	52,964	34,631
Unearned revenues	10,169	9,854
Dividends payable	3,959	4,111
Accrued interest	1,952	1,401

Total current liabilities	102,337	83,688

Capital lease obligations, less current portion	13,290	10,075
Revolving credit facility borrowings	340,000	389,600
Deferred rent liability	54,905	54,165
Deferred landlord contributions	27,796	28,278
Deferred tax liability	61,692	64,360
Accrued insurance	11,695	12,420
Other noncurrent liabilities	4,625	5,708

Total liabilities	616,340	648,294

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,702,636 and 61,553,698 shares issued	6,170	6,155
Capital in excess of par value	441,492	441,960
Retained earnings	823,887	795,604
Accumulated other comprehensive income	5,779	5,342
Less treasury stock, at cost; 43,408,472 shares at April 1, 2012 and January 1, 2012	(1,124,884)	(1,124,884)

Total stockholders’ equity	152,444	124,177

Total liabilities and stockholders’ equity	$768,784	$772,471

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended
	April 1, 2012	April 3, 2011
REVENUES:
Food and beverage sales	$115,902	$123,757
Entertainment and merchandise sales	129,524	131,459

Total Company store sales	245,426	255,216
Franchise fees and royalties	1,332	1,186

Total revenues	246,758	256,402

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	28,211	28,903
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,975	10,160

Total cost of food, beverage, entertainment and merchandise	37,186	39,063
Labor expenses	61,668	63,637
Depreciation and amortization	19,739	20,752
Rent expense	18,958	18,485
Other store operating expenses	31,564	32,994

Total Company store operating costs	169,115	174,931

Other costs and expenses:
Advertising expense	8,875	9,067
General and administrative expenses	13,642	14,055
Asset impairments	349	—

Total operating costs and expenses	191,981	198,053

Operating income	54,777	58,349

Interest expense	1,971	2,754

Income before income taxes	52,806	55,595

Income taxes	20,502	21,513

Net income	$32,304	$34,082

Earnings per share:
Basic	$1.82	$1.71
Diluted	$1.81	$1.71

Weighted average common shares outstanding:
Basic	17,784	19,938
Diluted	17,849	19,979

Cash Dividends Declared Per Share	$0.22	$0.20

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	April 1,	April 3,
	2012	2011

Net income	$32,304	$34,082
Components of other comprehensive income, net of tax:
Change in fair value of cash flow hedge	—	(9)
Hedging loss realized in earnings	—	772
Foreign currency translation adjustments	437	553

Total components of other comprehensive income, net of tax	437	1,316

Comprehensive income	$32,741	$35,398

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	April 1,	April 3,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,304	$34,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,936	20,914
Deferred income taxes	(2,364)	10,007
Stock-based compensation expense	1,749	1,835
Amortization of landlord contributions	(534)	(532)
Amortization of deferred debt financing costs	124	70
Loss on asset disposals, net	124	462
Asset impairments	349	—
Other adjustments	29	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,575	3,408
Inventories	1,091	943
Prepaid expenses	(3,999)	(4,566)
Accounts payable	1,287	(2,064)
Accrued expenses	1,989	3,851
Unearned revenues	315	57
Accrued interest	659	(213)
Income taxes payable	22,295	19,363
Deferred rent liability	819	828
Deferred landlord contributions	(95)	25

Net cash provided by operating activities	77,653	88,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,794)	(22,390)
Acquisition of a store from a franchisee	(234)	—
Other investing activities	292	(524)

Net cash used in investing activities	(19,736)	(22,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(49,600)	(40,000)
Payments on capital lease obligations	(205)	(231)
Dividends paid	(4,101)	—
Proceeds from exercise of stock options	—	82
Excess tax benefit realized from stock-based compensation	619	698
Restricted stock returned for payment of taxes	(2,603)	(2,725)
Purchases of treasury stock	—	(22,463)
Other financing activities	2	(2)

Net cash used in financing activities	(55,888)	(64,641)

Effect of foreign exchange rate changes on cash	67	77

Change in cash and cash equivalents	2,096	983

Cash and cash equivalents at beginning of period	18,673	19,269

Cash and cash equivalents at end of period	$20,769	$20,252

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,090	$2,832
Income taxes refunded, net	$(2)	$(8,108)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,926	$5,685
Accrued dividends	$4,021	$4,001
Capital lease obligations incurred	$3,367	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business

The use of the terms “CEC Entertainment,” “Company,” “we,” “us,” and “our” throughout these unaudited notes to consolidated financial statements refer to CEC Entertainment, Inc. and its subsidiaries.

All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas where each store offers the same general mix of food, beverages, entertainment, and merchandise. The economic characteristics, products and services, preparation processes, distribution methods, and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable segment for financial reporting purposes.

Basis of Presentation

Our consolidated financial statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment, and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the store locations that benefit from the Association’s advertising and media expenditures. The assets, liabilities, and operating results of the Association are not material to our consolidated financial statements.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to the Association’s reported expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising and media funds from our franchisees are reflected as offsets to reported advertising expenses and were $0.7 million for both the three months ended April 1, 2012 and April 3, 2011.

Interim Financial Statements

The accompanying consolidated financial statements as of April 1, 2012 and for the three months ended April 1, 2012 and April 3, 2011 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its financial information included herein in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on February 23, 2012.

Change in Accounting Estimate and Capitalization Thresholds

During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised the estimate of the useful lives of certain property and equipment, as follows: (a) certain games from six years to either eight or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 to 15 years or the remaining lease term if shorter; and (d) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an assets’ current carrying value over its revised remaining useful life. We expect this change in estimated useful lives to favorably benefit depreciation and amortization for fiscal 2012 by approximately $6.0 million pre-tax, of which $1.5 million incrementally benefited depreciation and amortization for the three months ended April 1, 2012. During the second half of fiscal 2011, depreciation and amortization benefited by $2.8 million pre-tax. We also expect this change to benefit our depreciation and amortization expense for fiscal 2013 by $3.7 million pre-tax and fiscal 2014 by $1.6 million pre-tax.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In conjunction with the revision of the estimated useful lives of certain property and equipment, we also changed our capitalization thresholds with respect to costs associated with certain refurbishment of games, as well as costs related to the replacement of certain asset parts. We expect the impact of this change will unfavorably impact other store operating costs for fiscal 2012 by approximately $1.8 million pre-tax, of which $0.4 million incrementally increased other store operating costs for the three months ended April 1, 2012. During the second half of fiscal 2011, other store operating costs was unfavorably impacted by $1.1 million pre-tax.

We estimate that the after tax effect of both the change in estimated useful lives and the change in capitalization thresholds benefited our fully diluted earnings per share by $0.04 per share for the three months ended April 1, 2012.

Recently Issued Accounting Guidance

Accounting Guidance Adopted: In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We adopted this guidance prospectively as of January 2, 2012, the beginning of our 2012 fiscal year. The adoption of this guidance did not require any additional disclosure in the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which amends existing guidance to permit an entity to first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value of goodwill is less than its carrying value before requiring an entity to quantitatively calculate the two-step goodwill impairment model that is currently in place. If an entity determines through its qualitative assessment that the fair value of goodwill is more likely than not greater than its carrying value, then the remaining impairment steps would be deemed unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

2. Asset Impairments:

During the three months ended April 1, 2012, we recognized an asset impairment charge of $0.3 million relating to a store that we continue to operate. The impairment charge was the result of a decline in the store’s financial performance primarily due to various economic factors in the market in which this store is located. We did not record any asset impairment charges during the first quarter of 2011.

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital. Accordingly, the fair value measurement of the store for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. As of April 1, 2012, the aggregate carrying value of the property and equipment at this impaired store, prior to the impairment charge, was $0.6 million.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Revolving Credit Facility:

	April 1, 2012	January 1, 2012
	(in thousands)
Revolving credit facility borrowings	$340,000	$389,600

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

On October 28, 2011, we amended and restated the 2007 Credit Facility, which among other things extended the maturity date to October 28, 2016. The amended and restated facility (“2011 Credit Facility”) is a senior unsecured credit commitment of $500.0 million. The 2011 Credit Facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the 2011 Credit Facility bears interest at one month LIBOR plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the three months ended April 1, 2012, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.24% to 0.30%. The 2011 Credit Facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our 2011 Credit Facility. All borrowings under our 2011 Credit Facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of April 1, 2012, we had $340.0 million of borrowings outstanding and $10.7 million of letters of credit, issued but undrawn under our 2011 Credit Facility. Including the effect of our interest rate swap contract, which expired in May 2011, the weighted average effective interest rate incurred on our borrowings under our credit facilities for the three months ended April 1, 2012 and April 3, 2011 was 1.7% and 2.8%, respectively.

The 2011 Credit Facility also contains certain restrictions and conditions that among other things require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the 2011 Credit Facility. Additionally, the terms of the 2011 Credit Facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the 2011 Credit Facility) of 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of April 1, 2012, we were in compliance with all of these restrictions and covenants.

4. Income Taxes:

Our effective income tax rate for the three months ended April 1, 2012 was 38.8% compared to 38.7% for the three months ended April 3, 2011. Our liability for uncertain tax positions (excluding interest and penalties) was $4.4 million and $4.5 million as of April 1, 2012 and January 1, 2012, respectively, and if recognized would decrease our provision for income taxes by $2.9 million. Within the next twelve months we could settle or otherwise conclude certain ongoing state income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $2.7 million as a result of settlements with certain taxing authorities within the next twelve months.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The total amount of interest and penalties accrued related to unrecognized tax benefits as of April 1, 2012 and January 1, 2012, was $2.9 million and $3.1 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest” and include current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities”. On the Consolidated Statements of Earnings, we include interest related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses”.

5. Earnings Per Share:

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. Diluted EPS represents net income divided by the basic weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable upon the vesting of unvested shares of restricted stock. The dilutive effect of potential common shares is determined using the treasury stock method, whereby unamortized stock-based compensation cost of unvested restricted stock, and any associated excess tax benefits are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended
	April 1,	April 3,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$32,304	$34,082

Denominator:
Basic weighted average common shares outstanding	17,784	19,938
Potential common shares for restricted stock	65	41

Diluted weighted average common shares outstanding	17,849	19,979

Earnings per share:
Basic	$1.82	$1.71

Diluted	$1.81	$1.71

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Stock-Based Compensation Arrangements:

Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. The fair value of all stock-based awards, less estimated forfeitures, if any, is recognized as stock-based compensation expense in the consolidated financial statements over the vesting period of the award.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the consolidated financial statements:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Stock-based compensation costs	$1,779	$1,885
Portion capitalized as property and equipment(1)	(30)	(50)

Stock-based compensation expense recognized(2)	$1,749	$1,835

Tax benefit recognized from stock-based compensation awards	$619	$698

(1)

We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation cost attributable to our store development projects is included in “Property and equipment, net” in the Consolidated Balance Sheets.

(2)	Amount included in “General and administrative expenses” in the Consolidated Statements of Earnings.

As of April 1, 2012, there was $19.1 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.9 years.

Restricted Stock

The following table summarizes restricted stock activity during the first quarter of 2012 (not presented in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2012	567,741	$32.94
Granted	229,401	$37.85
Vested	(229,091)	$30.64
Forfeited	(11,167)	$33.16

Unvested restricted stock awards, April 1, 2012	556,884	$35.90

During the first quarter of 2012, employees and non-employee directors tendered 69,296 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $37.57.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. Stockholders’ Equity:

The following table summarizes the changes in stockholders’ equity during the first quarter of 2012:

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total
	(in thousands, except share information)
Balance at January 1, 2012	61,553,698	$6,155	$441,960	$795,604	$5,342	43,408,472	$(1,124,884)	$124,177
Net income	—	—	—	32,304	—	—	—	32,304
Other comprehensive income	—	—	—	—	437	—	—	437
Stock-based compensation costs	—	—	1,779	—	—	—	—	1,779
Restricted stock issued, net of forfeitures	218,234	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	371	—	—	—	—	371
Restricted stock returned for taxes	(69,296)	(7)	(2,596)	—	—	—	—	(2,603)
Dividends declared	—	—	—	(4,021)	—	—	—	(4,021)

Balance at April 1, 2012	61,702,636	$6,170	$441,492	$823,887	$5,779	43,408,472	$(1,124,884)	$152,444

Cash Dividends

On February 21, 2012, our Board declared a cash dividend of $0.22 per share, which was paid on April 19, 2012 to stockholders of record on March 22, 2012. On May 1, 2012, our Board declared a cash dividend of $0.22 per share, which will be paid on July 5, 2012 to stockholders of record on June 7, 2012.

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400.0 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200.0 million increases each. During the three months ended April 1, 2012, we did not repurchase any shares of our common stock under our repurchase program. As of April 1, 2012, $61.3 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our consolidated financial statements with a narrative, from the perspective of our management, on our consolidated financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012. Our MD&A includes the following:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance; and

•	Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary

First Quarter 2012:

•	Total revenues decreased $9.6 million or 3.8% when compared to the prior year primarily due to a 4.2% decrease in comparable store sales.

•	Company store operating costs increased 40 basis points, as a percentage of Company store sales.

•	Total cost of food, beverage, entertainment, and merchandise decreased 10 basis points.

•

Labor costs increased 20 basis points primarily related to a 1.0% increase in the average hourly wage rate and labor hours not decreasing at the same pace as the sales decline, offset by a decrease in store level bonuses and the favorable development of certain workers’ compensation claims.

•	Depreciation and amortization decreased by $1.1 million primarily related to the change in estimated useful lives implemented in the third quarter of 2011.

•	Diluted earnings per share for the first quarter of 2012 improved 5.8% to $1.81 primarily as a result of share repurchases in fiscal year 2011, partially offset by a 5.2% decrease in net income.

•

During the first quarter of 2012, we completed 24 capital initiatives consisting of five expansions, one major remodel, and 18 game enhancements, and began construction on seven new stores, including two stores that are being relocated.

Overview of Operations

We develop, operate, and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and eight foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and life-sized animatronic characters, arcade-style and skill-oriented games, video games, rides, and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of beverages, pizzas, sandwiches, appetizers, a salad bar, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended
	April 1,	April 3,
	2012	2011
Number of Company-owned stores:
Beginning of period	507	507
New(1)	—	1
Acquired from franchisee	1	—
Closed(1)	—	(1)

End of period	508	507

Number of franchised stores:
Beginning of period	49	47
New	2	1
Acquired by the Company	(1)	—
Closed	—	(1)

End of period	50	47

(1)	The new and closed store in the first quarter of 2011 represents a relocated store.

We are focusing on growing our concept both domestically and internationally. During the first quarter of 2012, we acquired one domestic store from a franchisee. We currently expect to open a total of 12 to 15 new or relocated Company-owned stores in both 2012 and 2013. We are also targeting franchising our concept internationally in certain countries located in Asia, Latin America, and the Middle East. In the first quarter of 2012, we opened one franchise store in Chile, one in Mexico, and one is currently under construction in Chile. We currently expect our franchisees to open a total of four to five international franchise stores during 2012.

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or 12 months for acquired stores. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

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

Another source of revenues for us is from franchise fees and royalties. We charge our franchisees monthly royalties based on a percentage of their store’s sales. We also charge our franchisees development and initial franchise fees to establish new stores, as well as charge them for the purchase of equipment and other items or services. We recognize development and franchise fees as revenues when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.

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

The “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above do not include any allocation of (a) store employee payroll, related payroll taxes and benefit costs, (b) rent expense, or (c) depreciation and amortization expense associated with Company-store assets. We believe that presenting store-level labor costs, rent expense, and depreciation and amortization expense in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•

our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Food and beverage sales” and “Entertainment and merchandise sales”; and

•

while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, animatronics, and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between “Food and beverage sales” and “Entertainment and merchandise sales”.

“Cost of food and beverage” and “Cost of entertainment and merchandise”, as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales”.

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

Fiscal year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2012 and 2011 fiscal years each consist of 52 weeks.

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in thousands of dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended
	April 1, 2012		April 3, 2011
Food and beverage sales	$115,902	47.2%	$123,757	48.5%
Entertainment and merchandise sales	129,524	52.8%	131,459	51.5%

Company store sales	$245,426	100.0%	$255,216	100.0%

The following table summarizes our revenues and expenses expressed in thousands of dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	April 1, 2012		April 3, 2011
Company store sales	$245,426	99.5%	$255,216	99.5%
Franchise fees and royalties	1,332	0.5%	1,186	0.5%

Total revenues	246,758	100.0%	256,402	100.0%

Company store operating costs:
Cost of food and beverage(1)	28,211	24.3%	28,903	23.4%
Cost of entertainment and merchandise(2)	8,975	6.9%	10,160	7.7%

Total cost of food, beverage, entertainment and merchandise(3)	37,186	15.2%	39,063	15.3%
Labor expenses(3)	61,668	25.1%	63,637	24.9%
Depreciation and amortization(3)	19,739	8.0%	20,752	8.1%
Rent expense(3)	18,958	7.7%	18,485	7.2%
Other store operating expenses(3)	31,564	12.9%	32,994	12.9%

Total Company store operating costs(3)	169,115	68.9%	174,931	68.5%
Other costs and expenses:
Advertising expense	8,875	3.6%	9,067	3.5%
General and administrative expenses	13,642	5.5%	14,055	5.5%
Asset impairments	349	0.1%	—	0.0%

Total operating costs and expenses	191,981	77.8%	198,053	77.2%

Operating income	54,777	22.2%	58,349	22.8%
Interest expense	1,971	0.8%	2,754	1.1%

Income before income taxes	$52,806	21.4%	$55,595	21.7%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

*Due to rounding, percentages presented in the table above may not sum to total. The percentage amounts for the components of cost of food and beverage and the cost of entertainment and merchandise may not sum to total due to the fact that cost of food and beverage and cost of entertainment and merchandise are expressed as a percentage of related food and beverage and entertainment and merchandise sales, as opposed to total Company store sales.

Three Months Ended April 1, 2012 Compared to Three Months Ended April 3, 2011

Revenues

Company store sales decreased 3.8% to $245.4 million during the first quarter of 2012 compared to $255.2 million for the same period in the prior year. The decrease was primarily due to a 4.2% decline in comparable store sales. We believe the decrease in comparable store sales may be attributed, in part, to the impact of record warm weather in the Midwest and Northeast in March. We also continue to believe that sales this quarter were influenced by the sustained high levels of unemployment and relatively high prices for groceries, fuel, utilities, and other non-discretionary items. We believe our guests are sensitive to higher prices for these necessities. Overall, we believe our greatest opportunity in generating increased customer traffic, and ultimately comparable store sales, is through our new comprehensive marketing and advertising campaign. This new campaign includes the introduction of a new Chuck E Cheese character, a completely re-engineered website, and an advertising campaign targeted to moms.

Our Company store sales mix consisted of food and beverage sales totaling 47.2% and entertainment and merchandise sales totaling 52.8% during the first quarter of 2012 compared to 48.5% and 51.5%, respectively, in the first quarter of 2011. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily due to our ongoing investment in our games that we believe is resulting in our guests allocating more of their average check to games, coupled with a shift in component mix of bundled value deals and coupons.

Company Store Operating Costs

Overall, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, remained relatively flat at 15.2% in the first quarter of 2012 when compared to 15.3% in the first quarter of 2011.

Cost of food and beverage, as a percentage of food and beverage sales, increased 90 basis points to 24.3% in the first quarter of 2012 from 23.4% during the first quarter of 2011. The percentage increase primarily related to an 80 basis point increase in the cost of paper and birthday supplies, partially offset by a $0.20 or 11.6% decrease in the average cost per pound of cheese. The total cost of food and beverage, as a percentage of food and beverage sales, during the first quarter of 2012 was also impacted by a shift in sales mix from food and beverage to entertainment and merchandise revenue related to component changes in our bundled value meals and coupons.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 80 basis points to 6.9% during the first quarter of 2012 from 7.7% in the first quarter of 2011. The decrease was primarily due to a shift in sales mix to entertainment and merchandise related to component changes in our bundled value meals and coupons.

Labor expenses, as a percentage of Company store sales, increased 20 basis points to 25.1% during the first quarter of 2012 compared to 24.9% in the first quarter of 2011. The increase primarily related to a 1.0% increase in the average hourly wage rate and labor hours not decreasing at the same pace as the sales decline. This increase was offset by a decrease in store level sales bonuses and the favorable development of certain workers’ compensation claims.

Depreciation and amortization expense related to our stores decreased $1.1 million to $19.7 million during the first quarter of 2012 compared to $20.8 million in the first quarter of 2011. The decrease primarily related to a reduction in depreciation and amortization expense of $1.5 million related to our change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment utilized in our stores at the beginning of the third quarter of 2011, partially offset by an increase related to ongoing capital investment initiatives occurring at our existing stores and new store development.

Rent expense for our Company-owned stores increased $0.5 million to $19.0 million during the first quarter of 2012 compared to $18.5 million in the first quarter of 2011 primarily related to the modification of lease terms associated with expansion of existing stores and an increase in new leases related to new store development.

Advertising Expense

Advertising expense remained relatively flat for the first quarter of 2012 when compared to the prior year. During the first quarter of 2012, we reduced our advertising dollars by decreasing the cost of our free standing inserts and national television directed to children. We then reallocated these dollars primarily to spot radio advertising supporting approximately half of our sales base and to engage a new outside advertising agency.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million to $13.6 million during the first quarter of 2012 from $14.1 million in the first quarter of 2011 primarily due to a decrease in bonus accruals and other various controllable corporate office overhead costs.

Asset Impairments

During the first quarter of 2012, we recognized an asset impairment charge of $0.3 million for a store that we continue to operate. The impairment charge was based on the determination that this store was adversely impacted by various economic factors in the market in which it is located. Management determined that the estimated fair value of certain long-lived assets at this store (determined from discounted expected future operating cash flows of the store over its remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at this store to the estimated fair value. During the first quarter of 2011, we recorded no asset impairment charges.

Interest Expense

Interest expense decreased $0.8 million to $2.0 million during the first quarter of 2012 compared to $2.8 million in the first quarter of 2011. The decrease primarily related to a reduction in our weighted average effective interest rate associated with the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. Our weighted average effective interest rate was 1.7% in the first quarter of 2012 compared to 2.8% in the first quarter of 2011, which included the effect of the interest rate swap that expired in May 2011.

Income Taxes

Our effective income tax rate increased to 38.8% during the first quarter of 2012 compared to 38.7% in the first quarter of 2011. The increase in our effective income tax rate was primarily due to a decrease in federal wage based tax credits that expired at the end of 2011, partially offset by the recognition of certain unrecognized tax benefits and a decrease in the liabilities for uncertain tax positions.

Diluted Earnings Per Share

Diluted earnings per share increased by 5.8% to $1.81 per share for the first quarter of 2012 from $1.71 per share in the first quarter of 2011 primarily due to a 10.7% decrease in the number of weighted average diluted shares outstanding between the two periods, partially offset by a 5.2% decrease in net income. The decrease in weighted average diluted shares outstanding between the two periods was impacted by our repurchase of 2.3 million shares of our common stock since the beginning of the first quarter of 2011 through the end of the first quarter of 2012. During the first quarter of 2012, we did not repurchase any additional shares. We estimate that the decrease in the number of weighted average diluted shares outstanding during the first quarter of 2012 attributable solely to stock repurchases benefited our earnings per share in the first quarter of 2012 by $0.15. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2011 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2011 fiscal year, or the effect of the issuance of restricted stock subsequent to the beginning of the first quarter of 2011.

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

As a result of these factors, our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets), without incurring significant short-term or long-term borrowings. Our ability to fund our ongoing business activities could be dependent on our ability to continue to access borrowings from our revolving credit facility. The ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the revolving credit facility agreement, including the maintenance of certain prescribed financial ratio covenants, as more fully described below.

The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Net cash provided by operating activities	$77,653	$88,461
Net cash used for investing activities	(19,736)	(22,914)
Net cash used for financing activities	(55,888)	(64,641)
Effect of foreign exchange rate changes on cash	67	77

Change in cash and cash equivalents	$2,096	$983

Interest paid	$2,090	$2,832
Income taxes refunded, net	$(2)	$(8,108)

	April 1, 2012	January 1, 2012
	(in thousands)
Cash and cash equivalents	$20,769	$18,673
Revolving credit facility borrowings	$340,000	$389,600
Available unused commitments under revolving credit facility	$149,341	$99,741

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

Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures, and servicing our debt. We may also use cash from operations to pay cash dividends to our stockholders and to repurchase shares of our common stock.

Our cash and cash equivalents totaled $20.8 million and $18.7 million as of April 1, 2012 and January 1, 2012, respectively. Cash and cash equivalents as of April 1, 2012 and January 1, 2012 includes $8.2 million and $7.0 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

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

Sources and Uses of Cash

Net cash provided by operating activities decreased by $10.8 million to $77.7 million during the first three months of 2012 from $88.5 million in the first three months of 2011. The decrease was primarily attributable to a $9.0 million refund of federal income tax reported on our 2010 income tax return received in the first quarter of 2011. The remaining decrease in operating activities related to decreases in our working capital.

Cash interest payments decreased $0.7 million to $2.1 million during the first three months of 2012 from $2.8 million in the first three months of 2011 primarily related to a decrease in the weighted average interest rate between the two periods under our revolving credit facility in effect during the respective period. The decrease in the weighted average interest rate was associated with the expiration of the interest rate swap agreement in May 2011.

Cash payments for income taxes, net of refunds received, decreased $8.1 million to a net refund of approximately two-thousand dollars during the first three months of 2012. The decrease was primarily due to the receipt of a refund for an overpayment of $9.0 million in federal income tax related to our 2010 tax year received in the prior year’s first quarter, partially offset by a reduction in the tax payments due in the first three months of 2012 as compared to the first three months of 2011. The reduced amounts of tax payments and the increase in refunds related to the 2011 tax year largely resulted from more favorable tax depreciation rules enacted in December 2010, which in general increased bonus depreciation from 50% to 100% for property placed in service after September 8, 2010 and through December 31, 2011. For qualifying capital additions placed in service in 2012, the bonus depreciation reverts back to 50% and then expires at the end of 2012, barring any new legislation.

Net cash used in investing activities decreased $3.2 million to $19.7 million during the first three months of 2012 from $22.9 million in the first three months of 2011, primarily due to the timing of payments for various capital initiatives completed.

Net cash used in financing activities decreased $8.7 million to $55.9 million during the first three months of 2012 from $64.6 million in the first three months of 2011. The decrease primarily related to common stock repurchases completed in the prior year, partially offset by an increase in repayments on our revolving credit facility and payment of cash dividends in the current year. During the first three months of 2012, we repaid $49.6 million on the outstanding borrowings under our revolving credit facility, paid dividends of $4.1 million, and received $2.6 million of restricted stock that was returned for payment of taxes. During the first three months of 2011, we made repayments of $40.0 million on the outstanding borrowings under our revolving credit facility, repurchased $22.5 million of our common stock, and received $2.7 million of restricted stock that was returned for payment of taxes.

Debt Financing

We maintain a $500.0 million revolving credit facility, under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first three months of 2012, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.24% to 0.30%. The revolving credit facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock provided that our consolidated leverage ratio, as defined in the revolving credit facility does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of April 1, 2012, we had $340.0 million of borrowings outstanding and $10.7 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the three months ended April 1, 2012. Based on an average LIBOR rate of 0.25%, we currently expect to pay an average interest rate of approximately 1.6% to 1.8% during 2012, under our revolving credit facility.

Our revolving credit facility contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

•

a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) consolidated earnings before interest, taxes, and rents (“EBITR”) for the last four fiscal quarters to (b) the sum of consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the revolving credit facility, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense, and other non-cash charges, reduced by non-cash income.

•

a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility) to (b) consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility, equals our consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of April 1, 2012, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.2 to 1 and a consolidated leverage ratio of 1.9 to 1.

Cash Dividend

On February 21, 2012, our Board declared a cash dividend of $0.22 per share, which was paid on April 19, 2012 to stockholders of record on March 22, 2012. On May 1, 2012, our Board declared a cash dividend of $0.22 per share, which will be paid on July 5, 2012 to stockholders of record on June 7, 2012. We expect to continue to pay quarterly dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We intend to open 12 to 15 new or relocated stores per year in both 2012 and 2013 in the United States. During the first quarter of 2012, we began construction on seven new stores, including two stores that are being relocated. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We estimate capital expenditures in 2012 will total approximately $94 million to $96 million, including (a) approximately $42 million to $45 million related to capital initiatives for our existing stores; (b) approximately $33 million to $35 million related to new store development; and (c) the remainder for other store initiatives, general store requirements, and other corporate capital expenditures.

The following tables summarize certain information regarding the Company’s actual and projected capital expenditure activities during each of the periods presented:

	Three Months Ended
	April 1, 2012	April 3, 2011
Investment in Company-owned stores:
Game Enhancements	18	21
Major Remodels	1	—
Store Expansions	5	3

Total completed	24	24

Company-owned stores added(1)	1	1

(1)	In February 2012, we acquired a store from a franchisee. In 2011, we relocated a store.

	Estimated Average Cost Per Project	Projected Completions in Fiscal Year 2012	Actual Completions in Fiscal Year 2011
	(in millions)
Investment in Company-owned stores:
Game Enhancements	$0.1 to $0.2	120 to 130	137
Major Remodels	$0.7	5 to 10	11
Store Expansions	$1.0	23 to 27	33

Total		148 to 167	181

New Company store development(1)	$2.6 to $2.9	12 to 15	4

(1)	New Company store development projected for fiscal year 2012 includes three store relocations and one acquisition.

Investment in Company-owned stores. We believe that in order to maintain consumer demand for and the appeal of our concept, we must invest in a combination of opening new stores and continuing to reinvest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe capital initiatives involving major remodels and game enhancements help to preserve our existing sales base and cash flows and to a lesser extent provide a foundation for long-term revenue growth.

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

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long-term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

New Company store development. Our plan for new store development primarily focuses on opening high sales volume stores in densely populated areas. The cost of opening a new store varies depending on many factors including the existing real estate market, the size of the store, whether we acquire land, and whether the store is located in an in-line or freestanding building.

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009, our Board authorized $200 million increases each. During the three months ended April 1, 2012, we did not repurchase any shares of our common stock. As of April 1, 2012, $61.3 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of April 1, 2012, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2011.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012.

Critical Accounting Policies and Estimates

Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective, or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012. We believe that as of April 1, 2012, there has been no material change to the information concerning our critical accounting policies and estimates.

Recently Issued Accounting Guidance

Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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

The forward-looking statements made in this report relate only to events as of the date on which the statements are made in this report. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements are made in this report or to reflect the occurrence of unanticipated events.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes, and foreign currency fluctuation.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of April 1, 2012 of $340.0 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased interest expense by $0.9 million for the three months ended April 1, 2012.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in demand, supply, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the three months ended April 1, 2012, the weighted average cost of a block of cheese was $1.52. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for the three months ended April 1, 2012. For the three months ended April 1, 2012, the weighted average cost of dough per pound was $0.41. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million for the three months ended April 1, 2012.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the three months ended April 1, 2012, our Canadian stores represented 1.7% of our consolidated operating income. The currency exchange rates for the Canadian dollar into one United States dollar as of April 1, 2012 and April 3, 2011 and for the three months ended April 1, 2012 and April 3, 2011, respectively, were as follows:

Type of Exchange Rate	2012	2011
Low rate for the period	0.9718	0.9983
High rate for the period	1.0130	1.0333
Weighted average rate for the period	0.9980	1.0143
Spot rate for the period	1.0009	1.0333

Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended April 1, 2012 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 1, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We believe there has been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2012, filed on February 23, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the first quarter of 2012 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 2 – January 29, 2012	2,774	$34.55	—	$61,345,586
January 30 – February 26, 2012	35,018	$37.90	—	$61,345,586
February 27 – April 1, 2012	31,504	$37.47	—	$61,345,586

Total	69,296	$37.57	—	$61,345,586

(1)

All shares purchased in the first quarter of 2012 represent shares tendered by employees to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On July 25, 2005, the Board approved a stock repurchase program which authorized us to repurchase up to $400 million of our common stock and on each of October 22, 2007 and October 27, 2009 authorized $200 million increases each. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

ITEM 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

May 3, 2012	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 3, 2012		/s/ Laurie E. Priest
Laurie E. Priest
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability.