Form 10-Q
period 2012-07-01
CEC ENTERTAINMENT INC
filed 2012-08-02
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

As of July 18, 2012, an aggregate of 17,885,521 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,436	$18,673
Accounts receivable	18,861	24,253
Inventories	18,081	18,659
Prepaid expenses	20,118	15,436
Deferred tax asset	3,660	3,660

Total current assets	78,156	80,681

Property and equipment, net	693,612	683,390
Other noncurrent assets	11,293	8,400

Total assets	$783,061	$772,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$816	$834
Accounts payable	29,574	32,857
Accrued expenses	38,680	34,631
Unearned revenues	9,584	9,854
Dividends payable	3,908	4,111
Accrued interest	1,694	1,401

Total current liabilities	84,256	83,688

Capital lease obligations, less current portion	13,058	10,075
Revolving credit facility borrowings	383,400	389,600
Deferred rent liability	55,570	54,165
Deferred landlord contributions	27,462	28,278
Deferred tax liability	63,501	64,360
Accrued insurance	12,052	12,420
Other noncurrent liabilities	3,991	5,708

Total liabilities	643,290	648,294

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,700,500 and 61,553,698 shares issued	6,170	6,155
Capital in excess of par value	443,520	441,960
Retained earnings	824,031	795,604
Accumulated other comprehensive income	5,287	5,342
Less treasury stock, at cost; 43,814,979 and 43,408,472 shares	(1,139,237)	(1,124,884)

Total stockholders’ equity	139,771	124,177

Total liabilities and stockholders’ equity	$783,061	$772,471

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
REVENUES:
Food and beverage sales	$84,882	$88,379	$200,784	$212,136
Entertainment and merchandise sales	96,274	96,825	225,798	228,284

Total Company store sales	181,156	185,204	426,582	440,420
Franchise fees and royalties	1,259	1,012	2,591	2,198

Total revenues	182,415	186,216	429,173	442,618

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	21,025	22,087	49,236	50,990
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,170	7,351	16,145	17,511

Total cost of food, beverage, entertainment and merchandise	28,195	29,438	65,381	68,501
Labor expenses	53,385	52,242	115,053	115,879
Depreciation and amortization	19,091	20,906	38,830	41,658
Rent expense	18,957	18,334	37,915	36,819
Other store operating expenses	30,702	30,252	62,266	63,246

Total Company store operating costs	150,330	151,172	319,445	326,103

Other costs and expenses:
Advertising expense	8,106	8,849	16,981	17,916
General and administrative expenses	13,062	13,224	26,704	27,279
Asset impairments	2,374	—	2,723	—

Total operating costs and expenses	173,872	173,245	365,853	371,298

Operating income	8,543	12,971	63,320	71,320

Interest expense	2,083	2,286	4,054	5,040

Income before income taxes	6,460	10,685	59,266	66,280

Income taxes	2,381	4,183	22,883	25,696

Net income	$4,079	$6,502	$36,383	$40,584

Earnings per share:
Basic	$0.23	$0.34	$2.06	$2.07
Diluted	$0.23	$0.34	$2.05	$2.06

Weighted average common shares outstanding:
Basic	17,599	19,323	17,692	19,630
Diluted	17,640	19,359	17,745	19,669

Cash Dividends Declared Per Share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Net income	$4,079	$6,502	$36,383	$40,584
Components of other comprehensive income, net of tax:
Hedging loss realized in earnings	—	458	—	1,221
Foreign currency translation adjustments	(492)	82	(55)	635

Total components of other comprehensive income, net of tax	(492)	540	(55)	1,856

Comprehensive income	$3,587	$7,042	$36,328	$42,440

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	July 1,	July 3,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,383	$40,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,208	41,978
Deferred income taxes	(403)	11,897
Stock-based compensation expense	3,705	3,779
Amortization of landlord contributions	(1,069)	(1,066)
Amortization of deferred debt financing costs	242	140
Loss on asset disposals, net	1,033	1,057
Asset impairments	2,723	—
Other adjustments	79	(8)
Changes in operating assets and liabilities:
Accounts receivable	876	5,034
Inventories	544	709
Prepaid expenses	(7,217)	(4,807)
Accounts payable	(2,752)	(3,538)
Accrued expenses	3,255	2,464
Unearned revenues	(270)	(306)
Accrued interest	(635)	(934)
Income taxes payable	2,169	12,702
Deferred rent liability	1,632	1,109
Deferred landlord contributions	284	763

Net cash provided by operating activities	79,787	111,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,111)	(46,787)
Acquisition of a store from a franchisee	(234)	—
Other investing activities	270	(502)

Net cash used in investing activities	(50,075)	(47,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(6,200)	(20,500)
Payments on capital lease obligations	(390)	(460)
Dividends paid	(8,016)	(3,922)
Proceeds from exercise of stock options	—	632
Excess tax benefit realized from stock-based compensation	619	737
Restricted stock returned for payment of taxes	(2,612)	(2,728)
Purchases of treasury stock	(14,353)	(40,019)
Other financing activities	—	(2)

Net cash used in financing activities	(30,952)	(66,262)

Effect of foreign exchange rate changes on cash	3	101

Change in cash and cash equivalents	(1,237)	(1,893)

Cash and cash equivalents at beginning of period	18,673	19,269

Cash and cash equivalents at end of period	$17,436	$17,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,466	$5,679
Income taxes paid, net	$20,284	$980

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,050	$3,326
Accrued dividends	$4,259	$4,017
Capital lease obligations incurred	$3,401	$516

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

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to the Association’s reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions from our franchisees to the Association Funds for advertising and media programs were $0.5 million for both the three months ended July 1, 2012 and July 3, 2011 and $1.1 million for both the six months ended July 1, 2012 and July 3, 2011.

Interim Financial Statements

The accompanying consolidated financial statements as of July 1, 2012 and for the three and six months ended July 1, 2012 and July 3, 2011 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its financial information included herein in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on February 23, 2012.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Change in Accounting Estimate and Capitalization Thresholds

During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised the estimate of the useful lives of certain property and equipment, as follows: (a) certain games from six years to either eight or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 to 15 years or the remaining lease term if shorter; and (d) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an asset’s current carrying value over its revised remaining useful life. We expect this change in estimated useful lives to favorably benefit depreciation and amortization for fiscal 2012 by approximately $6.0 million pre-tax, of which $1.5 million and $3.0 million incrementally benefited depreciation and amortization for the three and six months ended July 1, 2012, respectively. During the second half of fiscal 2011, depreciation and amortization benefited by $2.8 million pre-tax. We also expect this change to benefit our depreciation and amortization expense for fiscal 2013 by $3.7 million pre-tax and fiscal 2014 by $1.6 million pre-tax.

In conjunction with the revision of the estimated useful lives of certain property and equipment, we also changed our capitalization thresholds with respect to costs associated with certain refurbished games, as well as costs related to the replacement of certain asset parts. We expect the impact of this change will unfavorably impact other store operating costs for fiscal 2012 by approximately $1.8 million pre-tax, of which $0.4 million and $0.9 million incrementally increased other store operating costs for the three and six months ended July 1, 2012, respectively. During the second half of fiscal 2011, other store operating costs was unfavorably impacted by $1.1 million pre-tax.

We estimate that the after tax effect of both the change in estimated useful lives and the change in capitalization thresholds benefited our fully diluted earnings per share by $0.04 and $0.07 per share for the three and six months ended July 1, 2012, respectively.

2. Asset Impairments:

During the three months ended July 1, 2012, we recognized asset impairment charges of $2.4 million relating to nine stores, of which six stores were previously impaired. During the six months ended July 1, 2012, we recognized asset impairment charges of $2.7 million relating to ten stores, of which six stores were previously impaired. We continue to operate these impaired stores. The impairment charges were the result of a decline in the stores’ financial performance primarily due to various economic factors in the markets in which the stores are located. We did not record any asset impairment charges during the six months ended July 3, 2011.

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. As of July 1, 2012, the aggregate carrying value of the property and equipment at these impaired stores, prior to the impairment charges, was $5.8 million.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Revolving Credit Facility:

	July 1,	January 1,
	2012	2012
	(in thousands)
Revolving credit facility borrowings	$383,400	$389,600

On October 28, 2011, we amended and restated our existing revolving credit facility, which, among other things extended the maturity date to October 28, 2016. The revolving credit facility is a senior unsecured credit commitment of $500.0 million. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the six months ended July 1, 2012, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.24% to 0.30%. The revolving credit facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of July 1, 2012, we had $383.4 million of borrowings outstanding and $10.4 million of letters of credit, issued but undrawn under the revolving credit facility. Including the effect of our interest rate swap contract, which expired in May 2011, the weighted average effective interest rate incurred on our borrowings under our revolving credit facility was 1.7% and 2.2% for the three months ended July 1, 2012 and July 3, 2011, respectively, and was 1.7% and 2.5% for the six months ended July 1, 2012 and July 3, 2011, respectively.

The revolving credit facility also contains certain restrictions and conditions that among other things require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of July 1, 2012, we were in compliance with all of these restrictions and covenants.

4. Income Taxes:

Our effective income tax rate for the three months ended July 1, 2012 was 36.9% compared to 39.1% for the three months ended July 3, 2011. Our effective income tax rate for the six months ended July 1, 2012 was 38.6% compared to 38.8% for the six months ended July 3, 2011. Our liability for uncertain tax positions (excluding interest and penalties) was $3.4 million and $4.5 million as of July 1, 2012 and January 1, 2012, respectively, and if recognized would decrease our provision for income taxes by $2.2 million. Within the next twelve months we could settle or otherwise conclude certain ongoing state income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions (excluding interest and penalties) could decrease by as much as $2.1 million as a result of settlements with certain taxing authorities within the next 12 months.

The total amount of interest and penalties accrued related to unrecognized tax benefits as of July 1, 2012 and January 1, 2012, was $2.4 million and $3.1 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest” and include current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities”. On the Consolidated Statements of Earnings, we include interest related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses”.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$4,079	$6,502	$36,383	$40,584

Denominator:
Basic weighted average common shares outstanding	17,599	19,323	17,692	19,630
Potential common shares for restricted stock	41	36	53	39

Diluted weighted average common shares outstanding	17,640	19,359	17,745	19,669

Earnings per share:
Basic	$0.23	$0.34	$2.06	$2.07

Diluted	$0.23	$0.34	$2.05	$2.06

6. Stock-Based Compensation Arrangements:

Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. The fair value of all stock-based awards on the date of grant, less estimated forfeitures, if any, is recognized as stock-based compensation expense in the consolidated financial statements over the vesting period of the award.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the consolidated financial statements:

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation costs	$1,988	$1,995	$3,767	$3,879
Portion capitalized as property and equipment(1)	(32)	(50)	(62)	(100)

Stock-based compensation expense recognized(2)	$1,956	$1,945	$3,705	$3,779

Tax benefit recognized from stock-based compensation awards	$—	$65	$619	$737

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 1, 2012, there was $17.1 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.8 years.

Restricted Stock

The following table summarizes restricted stock activity during the six months ended July 1, 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2012	567,741	$32.94
Granted	234,597	$37.83
Vested	(229,897)	$30.67
Forfeited	(18,256)	$34.04

Unvested restricted stock awards, July 1, 2012	554,185	$35.92

During the six months ended July 1, 2012, employees and non-employee directors tendered 69,539 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $37.56.

7. Stockholders’ Equity:

The following table summarizes the changes in stockholders’ equity during the first six months of 2012:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
	(in thousands, except share information)
Balance at January 1, 2012	61,553,698	$6,155	$441,960	$795,604	$5,342	43,408,472	$(1,124,884)	$124,177
Net income	—	—	—	36,383	—	—	—	36,383
Other comprehensive income	—	—	—	—	(55)	—	—	(55)
Stock-based compensation costs	—	—	3,767	—	—	—	—	3,767
Restricted stock issued, net of forfeitures	216,341	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	420	—	—	—	—	420
Restricted stock returned for taxes	(69,539)	(7)	(2,605)	—	—	—	—	(2,612)
Purchase of treasury shares	—	—	—	—	—	406,507	(14,353)	(14,353)
Dividends declared	—	—	—	(7,956)	—	—	—	(7,956)

Balance at July 1, 2012	61,700,500	$6,170	$443,520	$824,031	$5,287	43,814,979	$(1,139,237)	$139,771

Cash Dividends

The table below presents dividends declared:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0 million
May 1, 2012	June 7, 2012	July 5, 2012	$0.22	$3.9 million

On July 31, 2012, our Board of Directors (“Board”) declared a cash dividend of $0.22 per share, which will be paid on October 4, 2012 to stockholders of record on September 6, 2012.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400.0 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200.0 million increases each. As of July 1, 2012, $47.0 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

The following table summarizes shares of our common stock repurchased by us in the open market:

Date Purchased	Number of Shares Purchased	Approximate Cost	Average Price Paid Per Share
	(in millions, except shares information)
First Quarter 2012	—	$—	$—
Second Quarter 2012	406,507	14.4	$35.31

Total 2012	406,507	$14.4	$35.31

First Quarter 2011	604,224	$22.5	$37.18
Second Quarter 2011	445,000	17.5	$39.45

Total 2011	1,049,224	$40.0	$38.14

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our consolidated financial statements with a narrative, from the perspective of our management, on our consolidated financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012. Our MD&A includes the following:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates; and

•	Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary

Enhanced Marketing Strategy

We are in the process of implementing a number of strategic changes over the remaining months of 2012 and into fiscal 2013. Late last year, we hired a new, full service advertising agency to assist us with a comprehensive marketing and advertising strategy and refreshing of our brand. The marketing and advertising strategy includes, but is not limited to, a new and updated Chuck E. Cheese character (introduced in July 2012), a multi-faceted advertising campaign targeted principally to children and moms, an increased presence in digital media and a redesigned website. Overall, we believe our greatest opportunity in generating increased customer traffic, and ultimately better results, is through these changes in our strategy.

Value Strategy

During the first half of 2012, we have been testing changes to our pricing structure, including reduced price points for our value packages, reduced pizza prices, decreased number of tokens in token packages, lower coupon discounts on certain coupons and fewer token only coupons. We believe that our pricing strategy provides our guests with good value, and we intend to monitor and refine a revised pricing and value strategy to be implemented company-wide.

Second Quarter 2012:

•	Total revenues decreased $3.8 million, or 2.0%, when compared to the second quarter of 2011 primarily due to a 2.4% decrease in comparable store sales.

•	Company store operating costs decreased $0.8 million, but increased 140 basis points as a percentage of Company store sales.

–	Labor costs increased $1.1 million, or 130 basis points, primarily driven by an increase in labor hours and an increase in the average hourly wage rate, partially offset by a reduction in store incentive compensation.

–	Depreciation and amortization decreased by $1.8 million primarily related to the change in estimated useful lives implemented in the third quarter of 2011.

•

Other costs and expenses increased $1.5 million, or 100 basis points as a percentage of total revenues, primarily due to a $2.4 million asset impairment charge recorded in the second quarter 2012, partially offset by a $0.7 million reduction in advertising expenses.

•	Diluted earnings per share decreased 32.4% to $0.23 primarily associated with a $2.4 million, or 37.3%, decrease in net income.

•	We declared a cash dividend of $0.22 per share.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Number of Company-owned stores:
Beginning of period	508	507	507	507
New (1)	5	1	5	2
Acquired from franchisees	—	—	1	—
Closed (1)	(3)	(1)	(3)	(2)

End of period	510	507	510	507

Number of franchised stores:
Beginning of period	50	47	49	47
New	—	1	2	2
Acquired by the Company	—	—	(1)	—
Closed	—	—	—	(1)

End of period	50	48	50	48

(1)	For the three and six months ended July 1, 2012, new and closed stores include two relocated stores. New and closed stores for the six months ended July 3, 2011, includes one relocated store.

We are focusing on growing our concept both domestically and internationally. We currently expect to open a total of 12 to 15 new or relocated domestic Company-owned stores in both 2012 and 2013. During the six months ended July 1, 2012, we opened five new domestic Company-owned stores and acquired a domestic store from one of our franchisees. We are also targeting franchising our concept internationally in certain areas including Asia, Latin America, and the Middle East. During the six months ended July 1, 2012, we opened one franchise store in Chile, one in Mexico, and one is currently under construction in Chile. We currently expect our franchisees to open a total of three to four international franchise stores in 2012.

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

Another source of revenues for us is from franchise fees and royalties. We charge our franchisees monthly royalties based on a percentage of their store’s sales. We also charge our franchisees development and initial franchise fees to establish new stores, as well as charge them for the purchase of equipment and other items or services. We recognize development and franchise fees as revenue when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.

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

•	Rent expense includes all lease costs for Company-owned stores, excluding common occupancy costs (e.g., common area maintenance (“CAM”) charges and property taxes); and

•

Other store operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, preopening expenses, store asset disposal gains and losses, and all other costs directly related to the operation of our stores.

The “Cost of food and beverage” and the “Cost of entertainment and merchandise” mentioned above excludes any allocation of (a) store employee payroll, related payroll taxes and benefit costs, (b) rent expense, (c) depreciation and amortization expense, or (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, rent expense, depreciation and amortization expense, and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•

our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Food and beverage sales” and “Entertainment and merchandise sales”; and

•

while certain assets are individually dedicated to either our food and beverage service operations or game activities, we also have significant capital investments in depreciating assets, which are shared, such as leasehold improvements, point-of-sale systems, animatronics, and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between “Food and beverage sales” and “Entertainment and merchandise sales”.

“Cost of food and beverage” and “Cost of entertainment and merchandise”, as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales”.

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, media expenses for national and local advertising, and consulting fees, partially offset by contributions from our franchisees.

General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets, as well as other administrative costs not directly related to the operation of our Company-owned stores.

Asset impairments. Asset impairments (if any) represent non-cash charges for the estimated write down or write off of the carrying amount of certain long-lived assets within our stores to their estimated fair value as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the store. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.

Seasonality and Variation in Quarterly Results

Our operating results fluctuate seasonally. We typically generate higher sales volumes during the first and third quarters of each fiscal year due to the timing of school vacations, holidays, and changing weather conditions. School operating schedules, holidays, and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in thousands of dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
Food and beverage sales	$84,882	46.9%	$88,379	47.7%	$200,784	47.1%	$212,136	48.2%
Entertainment and merchandise sales	96,274	53.1%	96,825	52.3%	225,798	52.9%	228,284	51.8%

Company store sales	$181,156	100.0%	$185,204	100.0%	$426,582	100.0%	$440,420	100.0%

The following table summarizes our revenues and expenses expressed in thousands of dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
Company store sales	$181,156	99.3%	$185,204	99.5%	$426,582	99.4%	$440,420	99.5%
Franchise fees and royalties	1,259	0.7%	1,012	0.5%	2,591	0.6%	2,198	0.5%

Total revenues	182,415	100.0%	186,216	100.0%	429,173	100.0%	442,618	100.0%

Company store operating costs:
Cost of food and beverage (1)	21,025	24.8%	22,087	25.0%	49,236	24.5%	50,990	24.0%
Cost of entertainment and merchandise (2)	7,170	7.4%	7,351	7.6%	16,145	7.2%	17,511	7.7%

Total cost of food, beverage, entertainment and merchandise (3)	28,195	15.6%	29,438	15.9%	65,381	15.3%	68,501	15.6%
Labor expenses (3)	53,385	29.5%	52,242	28.2%	115,053	27.0%	115,879	26.3%
Depreciation and amortization (3)	19,091	10.5%	20,906	11.3%	38,830	9.1%	41,658	9.5%
Rent expense (3)	18,957	10.5%	18,334	9.9%	37,915	8.9%	36,819	8.4%
Other store operating expenses (3)	30,702	16.9%	30,252	16.3%	62,266	14.6%	63,246	14.4%

Total Company store operating costs (3)	150,330	83.0%	151,172	81.6%	319,445	74.9%	326,103	74.0%
Other costs and expenses:
Advertising expense	8,106	4.4%	8,849	4.8%	16,981	4.0%	17,916	4.0%
General and administrative expenses	13,062	7.2%	13,224	7.1%	26,704	6.2%	27,279	6.2%
Asset impairments	2,374	1.3%	—	0.0%	2,723	0.6%	—	0.0%

Total operating costs and expenses	173,872	95.3%	173,245	93.0%	365,853	85.2%	371,298	83.9%

Operating income	8,543	4.7%	12,971	7.0%	63,320	14.8%	71,320	16.1%
Interest expense	2,083	1.1%	2,286	1.2%	4,054	0.9%	5,040	1.1%

Income before income taxes	$6,460	3.5%	$10,685	5.7%	$59,266	13.8%	$66,280	15.0%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

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

Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011

Revenues

Company store sales decreased $4.0 million, or 2.2%, to $181.2 million for the second quarter of 2012 compared to $185.2 million for the second quarter of 2011. The decrease in Company store sales is primarily due to a 2.4% decrease in comparable store sales, slightly offset by additional revenues generated from new stores. We believe that the continuing decrease in comparable store sales is attributable to both external macroeconomic factors, as well as changes in our strategies. Competition for families’ food and entertainment dollars continues to increase as families’ concerns about unemployment levels and costs of non-discretionary items cause our guests to be more cautious about how they spend their discretionary income. In addition, we believe that certain changes in our strategies may be having a short-term negative impact on our comparable store sales. As part of our strategic marketing shift, we reduced the frequency of advertising to children, which has resulted in fewer of these commercials reaching and impacting our guests. In recent months, we have also reduced the amount of discounts offered on certain coupons, changed the types of coupons issued, as well as, reduced the circulation of certain coupons.

Our Company store sales mix consisted of food and beverage sales totaling 46.9% and entertainment and merchandise sales totaling 53.1% for the second quarter of 2012 compared to 47.7% and 52.3%, respectively, for the second quarter of 2011. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily due to our ongoing investment in our games that results in our guests allocating more of their average check to games, coupled with a shift in component mix of Package Deals and coupons.

Company Store Operating Costs

For the second quarter of 2012, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, decreased 30 basis points to 15.6% compared to 15.9% for the second quarter of 2011. The decrease primarily related to a decrease in certain commodity costs and price changes.

Cost of food and beverage, as a percentage of food and beverage sales, decreased 20 basis points to 24.8% for the second quarter of 2012 compared to 25.0% for the second quarter of 2011. The decrease primarily related to a reduction of $0.23, or 13.2% in the average cost per pound of cheese and a reduction of $0.03, or 6.7%, in the average cost per pound of dough. This decrease was partially offset by a 20 basis point increase in the cost of paper and birthday supplies. The total cost of food and beverage, as a percentage of food and beverage sales, was also influenced by a shift in sales mix from food and beverage sales to entertainment and merchandise sales related to component and price changes in our Package Deals and coupons.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 20 basis points to 7.4% for the second quarter of 2012 compared to 7.6% for the second quarter of 2011. For the second quarter of 2012, the cost of entertainment and merchandise was favorably impacted by the shift in the sales mix to entertainment and merchandise related to component and price changes in our Package Deals and coupons.

Labor expenses, as a percentage of Company store sales, increased 130 basis points to 29.5% for the second quarter of 2012 compared to 28.2% for the second quarter of 2011. The increase was primarily driven by an increase in labor hours and a 0.7% increase in the hourly wage rate, partially offset by a reduction of store incentive compensation attributable to our sales decline.

Depreciation and amortization expense related to our stores decreased $1.8 million to $19.1 million for the second quarter of 2012 compared to $20.9 million for the second quarter of 2011. The decrease primarily related to a reduction in depreciation and amortization expense of $1.5 million associated with the change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment utilized in our stores implemented at the beginning of the third quarter of 2011.

Rent expense for our Company-owned stores increased $0.7 million to $19.0 million for the second quarter of 2012 compared to $18.3 million for the second quarter of 2011. The increase primarily related to the modification of various lease terms associated with expansion of existing stores and an increase in new leases related to new store development.

Other store operating expenses, as a percentage of Company store sales, increased 60 basis points to 16.9% for the second quarter of 2012 compared to 16.3% for the second quarter of 2011. The increase was primarily driven by an increase in preopening expenses associated with new store development.

Advertising Expense

Advertising expense, as a percentage of total revenues, decreased 40 basis points to 4.4% for the second quarter of 2012 compared to 4.8% for the second quarter of 2011. The decrease primarily related to a reduction in the cost and frequency of free standing inserts and the frequency of national television advertising to children. The reduction was partially offset by costs incurred with a new outside advertising agency engaged in late 2011.

Asset Impairments

During the second quarter of 2012, we recognized an asset impairment charge of $2.4 million for nine stores, of which six stores were previously impaired. We continue to operate these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted expected future operating cash flows of the stores over their remaining lease terms) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value. During the second quarter of 2011, we recorded no asset impairment charges.

Income Taxes

Our effective income tax rate decreased to 36.9% for the second quarter of 2012 compared to 39.1% for the second quarter of 2011. The decrease in our effective income tax rate was primarily related to a decrease in the projected amount of nondeductible expenses for our 2012 tax year and favorable return-to-provision adjustments for federal and state wage-based tax credits available in connection with our 2011 tax year. This was partially offset by the unfavorable impact in 2012 of the expiration of certain federal wage-based tax credits at the end of 2011.

Diluted Earnings Per Share

Diluted earnings per share decreased to $0.23 per share for the second quarter of 2012 from $0.34 per share for the second quarter of 2011, primarily due to a $2.4 million, or 37.3%, decrease in net income, slightly offset by a decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 2.1 million shares of our common stock from the beginning of the second quarter of 2011 through the end of the second quarter of 2012. We estimate stock repurchases slightly benefited our earnings per share in the second quarter of 2012 by approximately $0.01. Our estimate is based on the weighted average number of shares repurchased since the beginning of the second quarter of 2011 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the second quarter of 2011, or the effect of the issuance of restricted stock subsequent to the beginning of the second quarter of 2011.

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011

Revenues

Company store sales decreased $13.8 million, or 3.1%, to $426.6 million for the first six months of 2012 compared to $440.4 million for the first six months of 2011. The decrease in Company store sales is primarily due to a 3.4% decrease in comparable store sales, slightly offset by additional revenues generated from new stores. We believe that the continuing decrease in comparable store sales is attributable to both external macroeconomic factors, as well as changes in our strategies. Competition for families’ food and entertainment dollars continues to increase as families’ concerns about unemployment levels and costs of non-discretionary items, cause our guests to be more cautious about how they spend their discretionary income. In addition, we believe that certain changes in our strategies may be having a short-term negative impact on comparable store sales. As part of our strategic marketing shift, we reduced the frequency of advertising to children, which has resulted in fewer of these commercials reaching and impacting our guests. In recent months, we have also reduced the amount of discounts offered on certain coupons, changed the types of coupons issued, as well as, reduced the circulation of certain coupons. In addition, we believe the decrease in comparable store sales may be attributed, in part, to the impact of record warm weather in the Midwest and Northeast, in March 2012.

Our Company store sales mix consisted of food and beverage sales totaling 47.1% and entertainment and merchandise sales totaling 52.9% for the first six months of 2012 compared to 48.2% and 51.8%, respectively, for the first six months of 2011. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily due to our ongoing investment in our games that results in our guests allocating more of their average check to games, coupled with a shift in component mix of Package Deals and coupons and pricing changes.

Company Store Operating Costs

For the first six months of 2012, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, decreased 30 basis points to 15.3% as compared to 15.6% for the first six months of 2011. The decrease primarily related to a decrease in certain commodity costs and pricing changes.

Cost of food and beverage, as a percentage of food and beverage sales, increased 50 basis points to 24.5% for the first six months of 2012 compared to 24.0% for the first six months of 2011. The percentage increase primarily related to a 50 basis point increase in the cost of paper and birthday supplies, partially offset by a reduction of $0.21, or 12.3%, in the average cost per pound of cheese and a reduction of $0.04, or 7.6%, in the average cost per pound of dough. The total cost of food and beverage, as a percentage of food and beverage sales, was also influenced by a shift in sales mix from food and beverage sales to entertainment and merchandise sales related to component and price changes in our Package Deals and coupons.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 50 basis points to 7.2% for the six months ended July 1, 2012 compared to 7.7% for the six months ended July 3, 2011. For the six months ended July 1, 2012, cost of entertainment and merchandise was favorably impacted by the shift in the sales mix to entertainment and merchandise related to component and price changes in our Package Deals and coupons.

Labor expenses, as a percentage of Company store sales, increased by 70 basis points to 27.0% for the first six months of 2012 compared to 26.3% for the first six months of 2011. The increase primarily related to an increase in labor hours and a 0.8% increase in the average hourly wage rate. This increase was partially offset by a reduction in store incentive compensation attributable to our sales decline.

Depreciation and amortization expense related to our stores decreased $2.9 million to $38.8 million for the first six months of 2012 compared to $41.7 million for the first six months of 2011. The decrease primarily related to a reduction in depreciation and amortization expense of $3.0 million associated with our change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment utilized in our stores implemented at the beginning of the third quarter of 2011, partially offset by an increase in depreciation and amortization related to ongoing capital investment initiatives at our existing stores and new store development.

Advertising Expense

Advertising expense decreased $1.0 million, but remained flat at 4.0% of total revenue. During the six months ended July 1, 2012, we reduced the cost and frequency of our free standing inserts and the frequency of national television directed to children. We then reallocated these dollars to spot radio advertising supporting approximately half of our sales base during the first quarter of 2012 and engaged a new outside advertising agency.

Asset Impairments

During the six months ended July 1, 2012, we recognized an asset impairment charge of $2.7 million for ten stores, of which six were previously impaired. We continue to operate these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted expected future operating cash flows of the stores over their remaining lease terms) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value. During the six months ended July 3, 2011, we recorded no asset impairment charges.

Interest Expense

Interest expense decreased $0.9 million to $4.1 million for the first six months of 2012 compared to $5.0 million for the first six months of 2011. The decrease primarily related to a reduction in our weighted average effective interest rate associated with the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.6% on $150.0 million of our outstanding borrowings. Our weighted average effective interest rate was 1.7% for the first six months of 2012 compared to 2.5% for the first six months of 2011, which included the effect of the interest rate swap that expired in May 2011.

Income Taxes

Our effective income tax rate decreased to 38.6% for the first six months of 2012 compared to 38.8% for the first six months of 2011. The decrease in our effective income tax rate was primarily related to the recognition of certain unrecognized tax benefits resulting from settlements with tax authorities and favorable return-to-provision adjustments, including federal and state wage-based tax credits available in connection with our 2011 tax year. This was partially offset by the unfavorable impact in 2012 of the expiration of certain federal wage-based tax credits at the end of 2011.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.05 per share for the first six months of 2012 from $2.06 per share for the first six months of 2011, primarily due to a $4.2 million, or 10.4%, decrease in net income, offset by the decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 2.7 million shares of our common stock since the beginning of the 2011 fiscal year. We estimate stock repurchases benefited our earnings per share for the six months ended July 1, 2012 by approximately $0.16. Our estimate is based on the weighted average number of shares repurchased since the beginning of the 2011 fiscal year and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the 2011 fiscal year, or the effect of the issuance of restricted stock subsequent to the beginning of the 2011 fiscal year.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Six Months Ended
	July 1, 2012	July 3, 2011
	(in thousands)
Net cash provided by operating activities	$79,787	$111,557
Net cash used for investing activities	(50,075)	(47,289)
Net cash used for financing activities	(30,952)	(66,262)
Effect of foreign exchange rate changes on cash	3	101

Change in cash and cash equivalents	$(1,237)	$(1,893)

Interest paid	$4,466	$5,679
Income taxes paid, net	$20,284	$980

	July 1, 2012	January 1, 2012
	(in thousands)
Cash and cash equivalents	$17,436	$18,673
Revolving credit facility borrowings	$383,400	$389,600
Available unused commitments under revolving credit facility	$106,200	$99,741

Funds generated by our operating activities, available cash and cash equivalents, and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our business development strategies and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material systemic decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels. Although we are in compliance with the debt covenants associated with our revolving credit facility, our ability to access our revolving credit facility is subject to our continued compliance with the terms and conditions of the revolving credit facility agreement, including our compliance with certain prescribed financial ratio covenants, as more fully described below.

Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures, and servicing our debt. We may also use cash from operations to pay cash dividends to our stockholders and to repurchase shares of our common stock.

Our cash and cash equivalents totaled $17.4 million and $18.7 million as of July 1, 2012 and January 1, 2012, respectively. Cash and cash equivalents as of July 1, 2012 and January 1, 2012 includes $7.5 million and $7.0 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

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

Sources and Uses of Cash

Net cash provided by operating activities decreased $31.8 million to $79.8 million during the first six months of 2012 as compared to $111.6 million for the first six months of 2011. The decrease was primarily attributable to receiving a $9.0 million refund of federal income tax reported on our 2010 income tax return in the first quarter of 2011 and an increase in the amount of estimated tax payments required for 2012 federal income taxes of $12.5 million. The remaining decrease in cash provided by operating activities related to a decrease in net income and changes in our working capital.

Our cash interest payments decreased $1.2 million to $4.5 million during the first six months of 2012 as compared to $5.7 million for the first six months of 2011. The decrease was primarily related to a decrease in the weighted average interest rate between the two periods under our revolving credit facility in effect during the respective period. The decrease in the weighted average interest rate was associated with the expiration of the interest rate swap agreement in May 2011.

Our cash payments for income taxes, net of refunds received, increased by $19.3 million to $20.3 million during the first six months of 2012 as compared to $1.0 million during the first six months of 2011. The increase primarily related to the receipt of a refund for an overpayment of $9.0 million in federal income tax related to our 2010 tax year received in the prior year’s first quarter and an increase in the amount of estimated tax payments required for federal income taxes of $12.5 million ($18.5 million required for the first six months of 2012 as compared to $6.0 million required for the first six months of 2011). The reduced amount of tax payments and the increase in refunds related to the 2010 and 2011 tax years as compared to 2012 largely resulted from more favorable tax depreciation rules enacted in December 2010, which in general increased bonus depreciation from 50% to 100% for property placed in service after September 8, 2010 through December 31, 2011. For qualifying capital additions placed in service in 2012, bonus depreciation is 50%. The bonus depreciation expires at the end of 2012, barring any new legislation.

Net cash used in financing activities decreased $35.3 million to $31.0 million for the first six months of 2012 as compared to $66.3 million for the first six months of 2011. The decrease primarily related to a $25.7 million decrease in repurchases of our common stock and a $14.3 million decrease in repayments on our revolving credit facility, partially offset by a $4.1 million increase in payment of cash dividends. During the first six months of 2012, we repurchased $14.4 million of our common stock, paid dividends of $8.0 million, repaid $6.2 million on the outstanding borrowings under our revolving credit facility, and received $2.6 million of restricted stock that was returned for payment of taxes. During the first six months of 2011, we repurchased $40.0 million of our common stock, repaid $20.5 million on the outstanding borrowings under our revolving credit facility, paid dividends of $3.9 million, and received $2.7 million of restricted stock that was returned for payment of taxes.

Debt Financing

We maintain a $500.0 million revolving credit facility, under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first six months of 2012, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.24% to 0.30%. The revolving credit facility also requires us to pay a commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels. The commitment fee is payable quarterly on any unused portion of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of July 1, 2012, we had $383.4 million of borrowings outstanding and $10.4 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the six months ended July 1, 2012. Based on an average LIBOR rate of 0.25%, we currently expect to pay an average interest rate of approximately 1.6% to 1.8% during 2012, under our revolving credit facility.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for our working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of July 1, 2012, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.15 to 1 and a consolidated leverage ratio of 2.2 to 1.

Cash Dividend

We declared the following dividends:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0 million
May 1, 2012	June 7, 2012	July 5, 2012	$0.22	$3.9 million

On July 31, 2012, our Board of Directors declared a cash dividend of $0.22 per share, which will be paid on October 4, 2012 to stockholders of record on September 6, 2012. We expect to continue to pay quarterly dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

We continue to focus on improving our position in the marketplace through revitalized marketing efforts and differentiating our product to improve the quality-driven customer experience. We also intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We plan to open 12 to 15 new or relocated stores per year in both 2012 and 2013 all of which will be located in the United States. During the first six months of 2012, we opened five new stores, including two stores that were relocated and one store acquired from a franchisee.

We have typically funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate that total capital expenditures for 2012 will be approximately $88 million, including (a) approximately $41 million related to capital initiatives for our existing stores, (b) approximately $35 million related to new store development, and (c) the remainder for other store initiatives, general store requirements, and other corporate capital expenditures. We continually reassess the need for capital investment in our existing stores in light of each store’s current condition. After our most recent evaluation, we reduced our planned capital investment in existing stores for 2012 by approximately $4 million. We anticipate that our existing store capital plan will average $26 million to $27 million per year over the next three years (2013-2015) and will impact on average 140 to 150 stores per year. This is a planned reduction in our existing store capital plan of approximately $13 to $14 million a year compared to 2012.

The following tables summarize certain information regarding the Company’s actual and projected capital expenditure activities during each of the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Investment in Company-owned stores:
Game Enhancements	20	30	38	51
Major Remodels	2	1	3	1
Store Expansions	4	9	9	12

Total completed	26	40	50	64

Company-owned stores added (1)	5	1	6	2

(1)

Company-owned stores in 2012 included one store purchased from a franchisee in the first quarter and two stores that were relocated in the second quarter. Company-owned stores in 2011 included one store relocated in the first quarter.

	Estimated Average Cost Per Project	Projected Completions in Fiscal Year 2012	Actual Completions in Fiscal Year 2011
	(in millions)
Investment in Company-owned stores:
Game Enhancements	$0.1 to $0.2	95 to 105	137
Major Remodels	$0.7	6	11
Store Expansions	$1.0	24	33

Total		125 to 135	181

New Company store development(1)	$2.5 to $2.7	12 to 15	4

(1)	New Company-owned stores projected to be developed during 2012 includes a total of three stores that will be relocated, of which two stores were relocated during the second quarter of 2012.

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

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are strategic investments required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long-term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that compete with competitors. We believe that expanding the square footage and entertainment space of a store increases our guest traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased guest traffic and satisfaction.

New Company store development. Our plan for new store development primarily focuses on opening high sales volume stores in densely populated areas. The cost of opening a new store varies depending on many factors including the existing real estate market, the size of the store, whether we acquire land, and whether the store is located in an in-line or freestanding building.

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009, our Board authorized $200 million increases each. During the three months ended July 1, 2012, we repurchased 406,507 shares of our common stock at an average price per share of $35.31 or a total cost of $14.4 million. During the first quarter of 2012, we did not repurchase any shares of our common stock. As of July 1, 2012, $47 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of July 1, 2012, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2011.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012.

Critical Accounting Policies and Estimates

We have conducted a review of our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective, or complex judgment by management. Based upon this review, we no longer consider our estimation of contingent loss reserves to be a critical accounting policy or estimate. We believe that as of July 1, 2012, there has been no other material change to the information concerning our critical accounting policies and estimates described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of July 1, 2012 of $383.4 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased our interest expense by $1.8 million for the six months ended July 1, 2012.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in demand, supply, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the six months ended July 1, 2012, the weighted average cost of a block of cheese was $1.53. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.6 million for the first six months of 2012. For the six months ended July 1, 2012, the weighted average cost of dough per pound was $0.43. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million for the first six months of 2012.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the six months ended July 1, 2012, our Canadian stores represented 0.9% of our consolidated operating income. Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended July 1, 2012 were $0.9601 and $1.0194, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the six months ended July 1, 2012 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 1, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The following table presents information related to repurchases of our common stock during the second quarter of 2012 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 2 – April 29, 2012	24	$38.74	—	$61,345,586
April 30 – May 27, 2012	338,447	$35.55	338,321	$49,317,800
May 28 – July 1, 2012	68,279	$34.11	68,186	$46,992,284

Total	406,750	$35.31	406,507	$46,992,284

(1)

For the periods ended April 29, May 27, and July 1, 2012, the total number of shares purchased included 24 shares, 126 shares, and 93 shares, respectively, tendered by employees at an average price per share of $38.74, $35.82, and $34.63, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

CEC ENTERTAINMENT, INC.

August 2, 2012	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 2, 2012		/s/ Laurie E. Priest
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