Form 10-Q
period 2012-09-30
CEC ENTERTAINMENT INC
filed 2012-11-01
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, an aggregate of 17,883,540 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2012	January 1, 2012
ASSETS

Current assets:
Cash and cash equivalents	$18,693	$18,673
Accounts receivable	22,850	24,253
Inventories	17,738	18,659
Prepaid expenses	18,361	15,436
Deferred tax asset	3,660	3,660

Total current assets	81,302	80,681
Property and equipment, net	704,115	683,390
Other noncurrent assets	12,376	8,400

Total assets	$797,793	$772,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$991	$834
Accounts payable	31,797	32,857
Accrued expenses	40,391	34,631
Unearned revenues	8,983	9,854
Dividends payable	3,959	4,111
Accrued interest	1,640	1,401

Total current liabilities	87,761	83,688
Capital lease obligations, less current portion	20,220	10,075
Revolving credit facility borrowings	374,400	389,600
Deferred rent liability	56,804	54,165
Deferred landlord contributions	26,965	28,278
Deferred tax liability	68,851	64,360
Accrued insurance	11,239	12,420
Other noncurrent liabilities	5,125	5,708

Total liabilities	651,365	648,294

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,700,395 and 61,553,698 shares issued	6,170	6,155
Capital in excess of par value	445,551	441,960
Retained earnings	827,890	795,604
Accumulated other comprehensive income	6,054	5,342
Less treasury stock, at cost; 43,814,979 and 43,408,472 shares	(1,139,237)	(1,124,884)

Total stockholders’ equity	146,428	124,177

Total liabilities and stockholders’ equity	$797,793	$772,471

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
REVENUES:
Food and beverage sales	$90,406	$92,394	$291,190	$304,530
Entertainment and merchandise sales	105,223	105,461	331,021	333,745

Total Company store sales	195,629	197,855	622,211	638,275
Franchise fees and royalties	921	2,142	3,512	4,340

Total revenues	196,550	199,997	625,723	642,615

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	22,627	23,196	71,863	74,186
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,703	8,004	23,848	25,515

Total cost of food, beverage, entertainment and merchandise	30,330	31,200	95,711	99,701
Labor expenses	55,139	53,417	170,192	169,296
Depreciation and amortization	19,872	19,939	58,702	61,597
Rent expense	19,526	19,667	57,441	56,486
Other store operating expenses	33,501	33,544	95,767	96,790

Total Company store operating costs	158,368	157,767	477,813	483,870

Other costs and expenses:
Advertising expense	9,966	9,575	26,947	27,491
General and administrative expenses	12,931	10,799	39,635	38,078
Asset impairments	818	1,260	3,541	1,260

Total operating costs and expenses	182,083	179,401	547,936	550,699

Operating income	14,467	20,596	77,787	91,916
Interest expense	2,031	1,581	6,085	6,621

Income before income taxes	12,436	19,015	71,702	85,295
Income taxes	4,642	7,365	27,525	33,061

Net income	$7,794	$11,650	$44,177	$52,234

Earnings per share:
Basic	$0.45	$0.62	$2.51	$2.70
Diluted	$0.45	$0.62	$2.50	$2.70

Weighted average common shares outstanding:
Basic	17,397	18,747	17,595	19,339
Diluted	17,473	18,799	17,652	19,379

Cash Dividends Declared Per Share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Net income	$7,794	$11,650	$44,177	$52,234
Components of other comprehensive income, net of tax:
Hedging loss realized in earnings	—	—	—	1,221
Foreign currency translation adjustments	767	(1,217)	712	(582)

Total components of other comprehensive income, net of tax	767	(1,217)	712	639

Comprehensive income	$8,561	$10,433	$44,889	$52,873

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	October 2,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,177	$52,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,257	62,101
Deferred income taxes	4,551	23,447
Stock-based compensation expense	5,630	5,479
Amortization of landlord contributions	(1,653)	(1,482)
Amortization of deferred debt financing costs	367	209
Loss on asset disposals, net	1,797	1,689
Asset impairments	3,541	1,260
Other adjustments	266	30
Changes in operating assets and liabilities:
Accounts receivable	1,957	5,353
Inventories	872	863
Prepaid expenses	(4,905)	(2,278)
Accounts payable	(687)	(4,702)
Accrued expenses	5,039	3,144
Unearned revenues	(656)	(894)
Accrued interest	(623)	(328)
Income taxes payable	(2,563)	5,020
Deferred rent liability	2,550	2,558
Deferred landlord contributions	323	1,046

Net cash provided by operating activities	119,240	154,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,597)	(68,166)
Acquisition of a store from a franchisee	(234)	—
Other investing activities	474	(178)

Net cash used in investing activities	(75,357)	(68,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(15,200)	(21,500)
Payments on capital lease obligations	(590)	(698)
Dividends paid	(11,829)	(7,787)
Proceeds from exercise of stock options	—	632
Excess tax benefit realized from stock-based compensation	619	814
Restricted stock returned for payment of taxes	(2,629)	(2,749)
Purchase of treasury stock	(14,353)	(55,445)

Net cash used in financing activities	(43,982)	(86,733)

Effect of foreign exchange rate changes on cash	119	(64)

Change in cash and cash equivalents	20	(392)
Cash and cash equivalents at beginning of period	18,673	19,269

Cash and cash equivalents at end of period	$18,693	$18,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,398	$7,101
Income taxes paid, net	$24,812	$3,062
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,214	$3,399
Accrued dividends	$4,381	$3,928
Capital lease obligations incurred	$10,689	$542

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

Basis of Presentation

Our consolidated financial statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment, and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our consolidated financial statements as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the store locations that benefit from the Association’s advertising, entertainment, and media expenditures. The assets, liabilities, and operating results of the Association are not material to our consolidated financial statements.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to advertising expenses in our consolidated financial statements. Our contributions to the Association Funds are eliminated in consolidation. Contributions from our franchisees to the Association Funds for advertising, entertainment, and media programs were $0.5 million for both the three months ended September 30, 2012 and October 2, 2011 and $1.6 million and $1.7 million for the nine months ended September 30, 2012 and October 2, 2011, respectively.

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and October 2, 2011 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its financial information included herein in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Change in Accounting Estimate and Capitalization Thresholds

During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy, and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised the estimate of the useful lives of certain property and equipment, as follows: (a) certain games from six years to either eight or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 to 15 years or the remaining lease term if shorter; and (d) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an asset’s current carrying value over its revised remaining useful life. When implemented, we expected this change to favorably benefit pre-tax depreciation and amortization for fiscal years 2011, 2012, 2013, and 2014 by approximately $2.8 million, $6.0 million, $3.7 million, and $1.6 million, respectively. This change provided an incremental benefit to pre-tax depreciation and amortization expense on our Consolidated Statements of Earnings from July 2011 through June 2012. Pre-tax depreciation and amortization expense incrementally benefitted for the three and nine months ended October 2, 2011 by approximately $1.1 million and for the nine months ended September 30, 2012 by approximately $3.0 million.

In conjunction with the revision of the estimated useful lives of certain property and equipment in 2011, we also changed our capitalization thresholds with respect to costs associated with certain refurbished games, as well as costs related to the replacement of certain asset parts. When implemented, we expected this change to unfavorably impact pre-tax other store operating costs for fiscal years 2011 and 2012 by approximately $1.1 million and $1.8 million, respectively. This change incrementally increased pre-tax other store operating costs on our Consolidated Statements of Earnings from July 2011 through June 2012. Pre-tax other store operating costs incrementally increased for the three and nine months ended October 2, 2011, by approximately $0.4 million and for the nine months ended September 30, 2012 by approximately $0.9 million.

We estimate that the after-tax effect of both the change in estimated useful lives and the change in capitalization thresholds benefitted our fully diluted earnings per share by approximately $0.04 and $0.11 per share for the three and nine months ended September 30, 2012, respectively, and benefitted our fully diluted earnings per share by approximately $0.02 per share for both the three and nine months ended October 2, 2011.

2. Asset Impairments:

During the three months ended September 30, 2012, we recognized asset impairment charges of $0.8 million relating to two stores, of which one store was previously impaired. During the nine months ended September 30, 2012, we recognized asset impairment charges of $3.5 million relating to 12 stores, of which seven stores were previously impaired. During both the three and nine months ended October 2, 2011, we recognized asset impairment charges of $1.3 million related to three of our stores, none of which were previously impaired. We continue to operate these impaired stores. These impairment charges were the result of a decline in the stores’ financial performance primarily due to various economic factors in the markets in which the stores are located.

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value, as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of its long-lived assets. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. As of September 30, 2012, the aggregate carrying value of the property and equipment at these 12 impaired stores, after the impairment charges, was $4.5 million.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Revolving Credit Facility:

	September 30,	January 1,
	2012	2012
	(in thousands)
Revolving credit facility borrowings	$374,400	$389,600

On October 28, 2011, we amended and restated our existing revolving credit facility, which, among other things extended the maturity date to October 28, 2016. The revolving credit facility is a senior unsecured credit commitment of $500.0 million. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the nine months ended September 30, 2012, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.22% to 0.30%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.3%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of September 30, 2012, we had $374.4 million of borrowings outstanding and $10.4 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility was 1.7% and 1.3% for the three months ended September 30, 2012 and October 2, 2011, respectively. For the nine months ended September 30, 2012 and October 2, 2011, the weighted average interest rate was 1.7% and 2.1%, respectively. The weighted average interest rate for the nine months ended October 2, 2011 includes the effect of our interest rate swap contract that expired in May 2011.

The credit agreement for the revolving credit facility also contains certain restrictions and conditions that among other things require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of September 30, 2012, we were in compliance with all of these restrictions and covenants.

4. Income Taxes:

Our effective income tax rate for the three months ended September 30, 2012 was 37.3% compared to 38.7% for the three months ended October 2, 2011. Our effective income tax rate for the nine months ended September 30, 2012 was 38.4% compared to 38.8% for the nine months ended October 2, 2011. Our liability for uncertain tax positions (excluding interest and penalties) was $3.4 million and $4.5 million as of September 30, 2012 and January 1, 2012, respectively, and if recognized would decrease our provision for income taxes by $2.2 million. Within the next twelve months we could settle or otherwise conclude certain ongoing state income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions (excluding interest and penalties) could decrease within the next 12 months by as much as $1.3 million as a result of settlements with certain taxing authorities and expiring statutes of limitations.

The total amount of interest and penalties accrued related to unrecognized tax benefits as of September 30, 2012 and January 1, 2012, was $2.5 million and $3.1 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest” and include current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities”. On the Consolidated Statements of Earnings, we include interest related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses”.

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

The following table sets forth the computation of EPS, basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator:
Net income	$7,794	$11,650	$44,177	$52,234

Denominator:
Basic weighted average common shares outstanding	17,397	18,747	17,595	19,339
Potential common shares for restricted stock	76	52	57	40

Diluted weighted average common shares outstanding	17,473	18,799	17,652	19,379

Earnings per share:
Basic	$0.45	$0.62	$2.51	$2.70

Diluted	$0.45	$0.62	$2.50	$2.70

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Stock-Based Compensation Arrangements:

Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards are subject to performance-based criteria. The fair value of all stock-based awards on the date of grant, less estimated forfeitures, if any, is recognized as stock-based compensation expense in the consolidated financial statements over the vesting period of the award.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation costs	$1,958	$1,749	$5,725	$5,628
Portion capitalized as property and equipment (1)	(33)	(49)	(95)	(149)

Stock-based compensation expense recognized (2)	$1,925	$1,700	$5,630	$5,479

Tax benefit recognized from stock-based compensation awards	$—	$77	$619	$814

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

As of September 30, 2012, there was $15.0 million of unrecognized pre-tax stock-based compensation cost related to restricted stock that will be recognized over a weighted average remaining vesting period of 1.7 years.

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2012	567,741	$32.94
Granted	238,555	$37.64
Vested	(231,686)	$30.68
Forfeited	(21,759)	$34.31

Unvested restricted stock awards, September 30, 2012	552,851	$35.86

During the nine months ended September 30, 2012, employees and non-employee directors tendered 70,099 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $37.51.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. Stockholders’ Equity:

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2012:

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total
	(in thousands, except share information)
Balance at January 1, 2012	61,553,698	$6,155	$441,960	$795,604	$5,342	43,408,472	$(1,124,884)	$124,177
Net income	—	—	—	44,177	—	—	—	44,177
Other comprehensive income	—	—	—	—	712	—	—	712
Stock-based compensation costs	—	—	5,725	—	—	—	—	5,725
Restricted stock issued, net of forfeitures	216,796	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	510	—	—	—	—	510
Restricted stock returned for taxes	(70,099)	(7)	(2,622)	—	—	—	—	(2,629)
Purchase of treasury shares	—	—	—	—	—	406,507	(14,353)	(14,353)
Dividends declared	—	—	—	(11,891)	—	—	—	(11,891)

Balance at September 30, 2012	61,700,395	$6,170	$445,551	$827,890	$6,054	43,814,979	$(1,139,237)	$146,428

Cash Dividends

The table below presents dividends declared during the nine months ended September 30, 2012:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable Per Share	Total Amount of Dividends Declared
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0 million
May 1, 2012	June 7, 2012	July 5, 2012	$0.22	$3.9 million
July 31, 2012	September 6, 2012	October 4, 2012	$0.22	$4.0 million

On October 30, 2012, our Board of Directors (“Board”) approved a 9% increase in the Company’s quarterly cash dividend and declared a cash dividend of $0.24 per share, which will be paid on December 27, 2012 to stockholders of record on December 6, 2012.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400.0 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200.0 million increases each. As of September 30, 2012, $47.0 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

The following table summarizes shares of our common stock repurchased by us in the open market during the first three quarters of fiscal years 2012 and 2011:

Date Purchased	Number of Shares Purchased	Approximate Cost	Average Price Paid Per Share
	(in millions, except share and per share information)
First Quarter 2012	—	$—	$—
Second Quarter 2012	406,507	14.4	$35.31
Third Quarter 2012	—	—	$—

Total 2012	406,507	$14.4	$35.31

First Quarter 2011	604,224	$22.5	$37.18
Second Quarter 2011	445,000	17.5	$39.45
Third Quarter 2011	512,283	15.4	$30.11

Total 2011	1,561,507	$55.4	$35.51

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

Executive Summary

Our Strategic Plan

As previously disclosed, we began implementing an updated strategic plan with the primary objective of increasing customer traffic, and ultimately improving our results. In late 2011, we engaged the services of a new marketing and advertising partner to assist our organization by refreshing and reestablishing our brand’s approach to connecting with our guests. As part of this plan, we implemented a number of strategic changes in the third quarter of 2012. During the third quarter of 2012, we introduced a new and updated Chuck E. Cheese character, launched a multi-faceted advertising campaign that reduced the number of television commercials seen by children, and increased our presence in digital media with a primary emphasis of increasing our marketing efforts to moms. Our new commercials have focused on brand and trademark messaging thus far. We plan to incorporate value and affordability in future advertising messages. In November 2012, we expect to launch a redesigned website. We will continue to evolve and make additional strategic changes over the remaining months of 2012 and during 2013.

Our strategic plan also includes changes in our pricing strategy to ensure that we continue to provide our guests with what we believe is a great value. During 2012, we tested changes to our pricing structure, including reducing price points for our package deals, reducing pizza prices, decreasing the number of tokens included in various token packages, reducing discounts included in certain coupons, and reducing the number of “token only” coupons. In addition, a standardized menu and pricing for domestic Company-owned stores will be included in our redesigned website and in our stores. We believe that these changes to our pricing strategy will increase the attractiveness of our everyday menu offerings while continuing to provide our guests with a great value proposition.

We believe that certain changes in our strategies, including changes in children’s advertising viewing and a change in the mix of advertising messaging, contributed to a decline in comparable store sales. These strategic changes are currently being evaluated, and we intend to refine these strategies as we move forward. We believe our strategies, when fully deployed, will drive customer traffic and grow comparable store sales in the long-term.

Third Quarter 2012:

Net income decreased to $7.8 million, or $0.45 per share, for the third quarter of 2012 compared to net income of $11.7 million, or $0.62 per share for the third quarter of 2011. Results for this quarter included the following:

•

Total revenues decreased $3.4 million, or 1.7%, primarily due to a 2.3% decrease in comparable store sales, which was partially offset by additional revenues from six new stores opened or acquired since the end of the third quarter of 2011.

•

Company store operating costs increased 130 basis points as a percentage of Company store sales, primarily due to a 120 basis points increase in labor costs. Labor costs increased primarily as a result of an increase in labor hours, an increase in the average hourly wage rate, and in increase in estimated workers compensation insurance reserves.

•	Other costs and expenses increased $2.1 million, or 130 basis points, as a percentage of total revenues, primarily due to an increase in general and administrative expenses.

•	On October 30, 2012, our Board of Directors (“Board”) declared a cash dividend of $0.24 per share, a 9% increase from our most recent dividend.

Overview of Operations

We develop, operate, and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 48 states and eight foreign countries or territories. Chuck E. Cheese’s stores feature musical and comic entertainment by robotic and life-sized animatronic characters, arcade-style and skill-oriented games, video games, rides, and other activities intended to appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages, and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Number of Company-owned stores:
Beginning of period	510	507	507	507
New (1)	2	—	7	2
Acquired from franchisees	—	—	1	—
Closed (1)	(1)	—	(4)	(2)

End of period	511	507	511	507

Number of franchised stores:
Beginning of period	50	48	49	47
New	1	1	3	3
Acquired by the Company	—	—	(1)	—
Closed	—	—	—	(1)

End of period	51	49	51	49

(1)	For the three months ended September 30, 2012, new and closed stores include one relocated store. For the nine months ended September 30, 2012, new and closed stores include three relocated stores. New and closed stores for the nine months ended October 2, 2011, include one relocated store.

We are focusing on growing our concept both domestically and internationally. We plan to open a total of 13 new or relocated domestic Company-owned stores in 2012 and plan to open a total of 12 to 15 new or relocated domestic Company-owned stores in 2013. During the nine months ended September 30, 2012, we opened four new domestic Company-owned stores and acquired a domestic store from one of our franchisees. We are also targeting franchising our concept internationally in certain areas including Asia, Latin America, and the Middle East. During the nine months ended September 30, 2012, we opened two franchise stores in Chile and one in Mexico. We currently expect our franchisees to open a total of five to seven additional international franchise stores in 2013.

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

Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consist of the sale of food, beverages, game-play tokens, and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage, and game tokens (“Package Deals”), which we promote through in-store menu pricing or coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

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

Asset impairments. Asset impairments represent non-cash charges for the estimated write down or write off of the carrying amount of certain long-lived assets within our stores to their estimated fair value as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the store. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in thousands of dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Food and beverage sales	$90,406	46.2%	$92,394	46.7%	$291,190	46.8%	$304,530	47.7%
Entertainment and merchandise sales	105,223	53.8%	105,461	53.3%	331,021	53.2%	333,745	52.3%

Company store sales	$195,629	100.0%	$197,855	100.0%	$622,211	100.0%	$638,275	100.0%

The following table summarizes our revenues and expenses expressed in thousands of dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Company store sales	$195,629	99.5%	$197,855	98.9%	$622,211	99.4%	$638,275	99.3%
Franchise fees and royalties	921	0.5%	2,142	1.1%	3,512	0.6%	4,340	0.7%

Total revenues	196,550	100.0%	199,997	100.0%	625,723	100.0%	642,615	100.0%

Company store operating costs:
Cost of food and beverage (1)	22,627	25.0%	23,196	25.1%	71,863	24.7%	74,186	24.4%
Cost of entertainment and merchandise (2)	7,703	7.3%	8,004	7.6%	23,848	7.2%	25,515	7.6%

Total cost of food, beverage, entertainment and merchandise (3)	30,330	15.5%	31,200	15.8%	95,711	15.4%	99,701	15.6%
Labor expenses (3)	55,139	28.2%	53,417	27.0%	170,192	27.4%	169,296	26.5%
Depreciation and amortization (3)	19,872	10.2%	19,939	10.1%	58,702	9.4%	61,597	9.7%
Rent expense (3)	19,526	10.0%	19,667	9.9%	57,441	9.2%	56,486	8.8%
Other store operating expenses (3)	33,501	17.1%	33,544	17.0%	95,767	15.4%	96,790	15.2%

Total Company store operating costs (3)	158,368	81.0%	157,767	79.7%	477,813	76.8%	483,870	75.8%
Other costs and expenses:
Advertising expense	9,966	5.1%	9,575	4.8%	26,947	4.3%	27,491	4.3%
General and administrative expenses	12,931	6.6%	10,799	5.4%	39,635	6.3%	38,078	5.9%
Asset impairments	818	0.4%	1,260	0.6%	3,541	0.6%	1,260	0.2%

Total operating costs and expenses	182,083	92.6%	179,401	89.7%	547,936	87.6%	550,699	85.7%

Operating income	14,467	7.4%	20,596	10.3%	77,787	12.4%	91,916	14.3%
Interest expense	2,031	1.0%	1,581	0.8%	6,085	1.0%	6,621	1.0%

Income before income taxes	$12,436	6.3%	$19,015	9.5%	$71,702	11.5%	$85,295	13.3%

(1)	Percent amount expressed as a percentage of food and beverage sales.
(2)	Percent amount expressed as a percentage of entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

Due to rounding, percentages presented in the table above may not sum to total. The percentage amounts for the components of cost of food and beverage and the cost of entertainment and merchandise may not sum to total due to the fact that the cost of food and beverage and cost of entertainment and merchandise are expressed as a percentage of related food and beverage sales and entertainment and merchandise sales, as opposed to total Company store sales.

Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011

Revenues

Company store sales decreased $2.3 million, or 1.2%, to $195.6 million for the third quarter of 2012 compared to $197.9 million for the same period of the prior year. The decrease in Company store sales is primarily due to a 2.3% decrease in comparable store sales. This decrease was partially offset by additional revenues from six new stores opened or acquired since the end of the third quarter of 2011. We believe the decrease in comparable store sales is primarily attributable to a significant decrease in national television advertising to children as compared to the prior year.

In addition, the messages in our new commercials have focused primarily on our new brand and trademark messaging rather than overall value and affordability of a visit to Chuck E. Cheese’s. We continue to believe that families’ concerns about unemployment levels and costs of non-discretionary items cause our guests to be more cautious about how they spend their discretionary income. Competition for families’ food and entertainment dollars continues to increase. In addition, our sales may have been impacted by certain changes in our pricing strategy, including a reduction in the circulation of certain coupons, a reduction in the discounts offered on certain coupons, and changes in the types of coupons issued. We intend to refine our strategic plan with the objective of increasing customer traffic in the future.

Franchise fees and royalties decreased $1.2 million for the third quarter of 2012, primarily due to franchise fees recognized in the third quarter of 2011 in connection with the termination of an international development agreement with a franchisee.

Our Company store sales mix consisted of food and beverage sales totaling 46.2% and entertainment and merchandise sales totaling 53.8% for the third quarter of 2012 compared to 46.7% and 53.3%, respectively, for the third quarter of 2011. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily due to our ongoing investment in our games that results in our guests allocating more of their average check to games, coupled with a shift in component mix of Package Deals and tokens.

Company Store Operating Costs

For the third quarter of 2012, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, decreased 30 basis points to 15.5% compared to 15.8% for the third quarter of 2011. The decrease primarily related a decrease in certain commodity costs and pricing changes.

Cost of food and beverage, as a percentage of food and beverage sales, decreased 10 basis points to 25.0% for the third quarter of 2012 compared to 25.1% for the third quarter of 2011. The decrease primarily related to a reduction of $0.20, or 10.1%, in the average cost per pound of cheese and a reduction of $0.05, or 10.9%, in the average cost per pound of dough. This decrease was partially offset by a 40 basis point increase in the cost of paper and birthday supplies. The total cost of food and beverage, as a percentage of food and beverage sales, was also influenced by a shift in sales mix from food and beverage sales to entertainment and merchandise sales related to component and price changes in our Package Deals and tokens.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 30 basis points to 7.3% for the third quarter of 2012 compared to 7.6% for the third quarter of 2011. For the third quarter of 2012, the cost of entertainment and merchandise was favorably impacted by the shift in the sales mix to entertainment and merchandise related to component and price changes in our Package Deals and tokens.

Labor expenses, as a percentage of Company store sales, increased 120 basis points to 28.2% for the third quarter of 2012 compared to 27.0% for the third quarter of 2011. The increase was primarily due to a 1.0% increase in labor hours, a 0.8% increase in the hourly wage rate, and an increase in estimated workers compensation insurance reserves.

Rent expense for our Company-owned stores decreased $0.2 million to $19.5 million for the third quarter of 2012 compared to $19.7 million for the third quarter of 2011. The decrease primarily related to an increase in deferred rent expense of $1.1 million in the prior year third quarter, substantially offset by an increase in rent expense associated with modification of lease terms related to expansion of existing stores and new store development.

Advertising Expense

Advertising expense increased $0.4 million to $10.0 million compared to $9.6 million for the third quarter of 2011. The increase primarily related to increases in production costs for new commercials, costs associated with our new advertising agency, and new digital advertising costs, partially offset by a reduction in the frequency of national television advertising to children and the cost and frequency of free standing inserts.

General and Administrative Expenses

General and administrative expenses increased $2.1 million to $12.9 million for the third quarter of 2012 compared to $10.8 million for the third quarter of 2011. During the third quarter of 2011, we reduced our accrual for corporate performance-based compensation by more than 50%, whereas in the third quarter of 2012, our reduction in the corporate performance-based compensation accrual was much less significant. In addition, other corporate compensation costs and various corporate overhead expenses have also increased.

Asset Impairments

During the third quarter of 2012, we recognized an asset impairment charge of $0.8 million for two stores, of which one store was previously impaired. During the third quarter of 2011, we recognized an asset impairment charge of $1.3 million for three stores, none of which were previously impaired. We continue to operate these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined by discounting expected future operating cash flows of the stores over their remaining lease terms) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value.

Interest Expense

Interest expense increased $0.4 million to $2.0 million for the third quarter of 2012 compared to $1.6 million for the third quarter of 2011. The increase primarily related to an increase in our weighted average effective interest rate to 1.7% for the third quarter of 2012 compared to 1.3% for the third quarter of 2011.

Income Taxes

Our effective income tax rate decreased to 37.3% for the third quarter of 2012 compared to 38.7% for the third quarter of 2011. The decrease in our effective income tax rate was primarily due to a decrease in liabilities relating to prior tax years’ uncertain tax positions resulting from favorable settlements of audits and the expiration of certain statutes of limitations and adjustments made in connection with the preparation of our income tax returns for the 2011 tax year. Such adjustments included additional federal and state wage-based tax credits claimed in connection with our 2011 tax year. This was partially offset by the unfavorable impact in 2012 of the expiration of certain federal and state wage-based tax credits at the end of 2011.

Diluted Earnings Per Share

Diluted earnings per share decreased to $0.45 per share for the third quarter of 2012 from $0.62 per share for the third quarter of 2011, primarily due to a $3.9 million, or 33.3%, decrease in net income, offset by a decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 1.6 million shares of our common stock since the beginning of the third quarter of 2011 through the end of the third quarter of 2012. We estimate stock repurchases benefitted our earnings per share in the third quarter of 2012 by approximately $0.03. Our estimate is based on the weighted average number of shares repurchased since the beginning of the third quarter of 2011 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the third quarter of 2011, or the effect of the issuance of restricted stock subsequent to the beginning of the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011

Revenues

Company store sales decreased $16.1 million, or 2.5%, to $622.2 million for the first nine months of 2012 compared to $638.3 million for the first nine months of 2011. The decrease in Company store sales is primarily due to a 3.1% decrease in comparable store sales. This decrease was partially offset by additional revenues from six new stores opened or acquired since the end of the third quarter of 2011. We believe the decrease in comparable store sales is primarily attributable to a significant decrease in national television advertising as compared to the prior year.

In addition, the messages in our new commercials have focused primarily on our new brand and trademark messaging rather than overall value and affordability of a visit to Chuck E. Cheese’s. We continue to believe that families’ concerns about unemployment levels and costs of non-discretionary items cause our guests to be more cautious about how they spend their discretionary income. Competition for families’ food and entertainment dollars continues to increase. In addition, our sales may have been impacted by certain changes in our pricing strategy, including a reduction in the circulation of certain coupons, a reduction in the discounts offered on certain coupons, and changes in the types of coupons issued. We intend to refine our strategic plan with the objective of increasing customer traffic in the future. In addition, we believe the decrease in comparable store sales may be attributed, in part, to the impact of record warm weather in the Midwest and Northeast, in March 2012.

Our Company store sales mix consisted of food and beverage sales totaling 46.8% and entertainment and merchandise sales totaling 53.2% for the first nine months of 2012 compared to 47.7% and 52.3%, respectively, for the first nine months of 2011. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily due to our ongoing investment in our games that results in our guests allocating more of their average check to games, coupled with a shift in component mix of Package Deals and tokens.

Company Store Operating Costs

For the first nine months of 2012, the cost of food, beverage, entertainment, and merchandise, as a percentage of Company store sales, decreased 20 basis points to 15.4% as compared to 15.6% for the first nine months of 2011. The decrease primarily related to a decrease in certain commodity costs and pricing changes.

Cost of food and beverage, as a percentage of food and beverage sales, increased 30 basis points to 24.7% for the first nine months of 2012 compared to 24.4% for the first nine months of 2011. The percentage increase primarily related to a 50 basis point increase in the cost of paper and birthday supplies, partially offset by a reduction of $0.21, or 11.5%, in the average cost per pound of cheese and a reduction of $0.04, or 8.7%, in the average cost per pound of dough. The total cost of food and beverage, as a percentage of food and beverage sales, was also influenced by a shift in sales mix from food and beverage sales to entertainment and merchandise sales related to component and price changes in our Package Deals and tokens.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 40 basis points to 7.2% for the nine months ended September 30, 2012 compared to 7.6% for the nine months ended October 2, 2011. For the nine months ended September 30, 2012, cost of entertainment and merchandise was favorably impacted by the shift in the sales mix to entertainment and merchandise related to component and price changes in our Package Deals and tokens.

Labor expenses, as a percentage of Company store sales, increased by 90 basis points to 27.4% for the first nine months of 2012 compared to 26.5% for the first nine months of 2011. The increase primarily related to a 1.4% increase in labor hours and a 1.0% increase in the average hourly wage rate. This increase was partially offset by a reduction in store incentive compensation attributable to our sales decline.

Depreciation and amortization expense related to our stores decreased $2.9 million to $58.7 million for the first nine months of 2012 compared to $61.6 million for the first nine months of 2011. The decrease primarily related to a reduction in depreciation and amortization expense of approximately $3.0 million associated with our change in the estimated useful lives of certain games, leasehold improvements, and various pieces of equipment utilized in our stores implemented at the beginning of the third quarter of 2011.

Rent expense for our Company-owned stores increased $0.9 million to $57.4 million for the first nine months of 2012 compared to $56.5 million for the first nine months of 2011. The increase primarily related to modification of lease terms associated with the expansion of existing stores and an increase in new leases related to new store development, partially offset by an increase in deferred rent expense of $1.1 million in the prior year third quarter.

Advertising Expense

Advertising expense decreased $0.5 million to $26.9 million compared to $27.4 million for the first nine months of 2011. The decrease primarily related to a reduction in the frequency of national television advertising to children and the cost and frequency of free standing inserts, partially offset by increases in production costs for new commercials, costs associated with our new advertising agency, and new digital advertising costs.

General and Administrative Expenses

General and administrative expenses increased $1.5 million to $39.6 million for the first nine months of 2012 compared to $38.1 million for the first nine months of 2011. The increase primarily related to an increase in corporate compensation costs and investments to modernize our various information technology platforms.

Asset Impairments

During the first nine months of 2012, we recognized an asset impairment charge of $3.5 million for 12 stores, of which seven stores were previously impaired. During the first nine months of 2011, we recognized an asset impairment charge of $1.3 million for three stores, none of which were previously impaired. We continue to operate these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined by discounting expected future operating cash flows of the stores over their remaining lease terms) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value

Interest Expense

Interest expense decreased $0.5 million to $6.1 million for the first nine months of 2012 compared to $6.6 million for the first nine months of 2011. The decrease primarily related to a reduction in our weighted average effective interest rate associated with the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. Our weighted average effective interest rate was 1.7% for the first nine months of 2012 compared to 2.1% for the first nine months of 2011, which included the effect of the interest rate swap that expired in May 2011.

Income Taxes

Our effective income tax rate decreased to 38.4% for the first nine months of 2012 compared to 38.8% for the first nine months of 2011. The decrease in our effective income tax rate was primarily due to a decrease in liabilities relating to prior tax years’ uncertain tax positions resulting from favorable settlements of audits and the expiration of certain statutes of limitations and adjustments made in connection with the preparation of our income tax returns for the 2011 tax year. Such adjustments included additional federal and state wage-based tax credits claimed in connection with our 2011 tax year. This was partially offset by the unfavorable impact in 2012 of the expiration of certain federal and state wage-based tax credits at the end of 2011.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.50 per share for the first nine months of 2012 from $2.70 per share for the first nine months of 2011, primarily due to an $8.0 million, or 15.3%, decrease in net income, significantly offset by the decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 2.7 million shares of our common stock since the beginning of the 2011 fiscal year. We estimate stock repurchases benefitted our earnings per share for the nine months ended September 30, 2012 by approximately $0.20. Our estimate is based on the weighted average number of shares repurchased since the beginning of the 2011 fiscal year and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the 2011 fiscal year, or the effect of the issuance of restricted stock subsequent to the beginning of the 2011 fiscal year.

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

The following tables present summarized financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Nine Months Ended
	September 30,	October 2,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$119,240	$154,749
Net cash used for investing activities	(75,357)	(68,344)
Net cash used for financing activities	(43,982)	(86,733)
Effect of foreign exchange rate changes on cash	119	(64)

Change in cash and cash equivalents	$20	$(392)

Interest paid	$6,398	$7,101
Income taxes paid, net	$24,812	$3,062

	September 30,	January 1,
	2012	2012
	(in thousands)
Cash and cash equivalents	$18,693	$18,673
Revolving credit facility borrowings	$374,400	$389,600
Available unused commitments under revolving credit facility	$115,200	$99,741

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

Our cash and cash equivalents totaled $18.7 million as of September 30, 2012 and January 1, 2012. Cash and cash equivalents as of September 30, 2012 and January 1, 2012 includes $8.2 million and $7.0 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

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

Sources and Uses of Cash

Net cash provided by operating activities decreased $35.5 million to $119.2 million during the first nine months of 2012 compared to $154.7 million for the first nine months of 2011. The decrease was primarily attributable to receiving a $9.0 million refund of federal income tax reported on our 2010 income tax return in the first quarter of 2011 and an increase in the amount of estimated tax payments required for 2012 federal income taxes of $15.0 million. The remaining decrease in cash provided by operating activities related to a decrease in net income and changes in our working capital.

Our cash interest payments decreased $0.7 million to $6.4 million during the first nine months of 2012 compared to $7.1 million for the first nine months of 2011. The decrease was primarily related to a decrease in the weighted average interest rate between the two periods under our revolving credit facility in effect during the respective period. The decrease in the weighted average interest rate was associated with the expiration of the interest rate swap agreement in May 2011.

Our cash payments for income taxes, net of refunds received, increased by $21.7 million to $24.8 million during the first nine months of 2012 compared to $3.1 million during the first nine months of 2011. The increase primarily related to the receipt of a refund for an overpayment of $9.0 million in federal income tax related to our 2010 tax year received in the first quarter of 2011 and an increase for the first nine months of 2012 in the amount of estimated tax payments required for federal income taxes of $15.0 million, partially offset by a reduction in the amount of state income tax payments. The reduced amount of tax payments and the increase in refunds related to the 2010 and 2011 tax years as compared to 2012 largely resulted from more favorable tax depreciation rules enacted in December 2010, which in general increased bonus depreciation from 50% to 100% for property placed in service after September 8, 2010 through December 31, 2011. For qualifying capital additions placed in service in 2012, bonus depreciation is 50%. The bonus depreciation expires at the end of 2012, barring any new legislation.

Net cash used in investing activities increased by $7.1 million to $75.4 million during the first nine months of 2012 compared to $68.3 million for the first nine months of 2011. The increase primarily related to an increase in the number of new or relocated stores opened or acquired in 2012 compared to the same period in 2011, partially offset by a reduction of approximately $4 million in spending on existing stores during 2012.

Net cash used in financing activities decreased $42.7 million to $44.0 million for the first nine months of 2012 compared to $86.7 million for the first nine months of 2011. The decrease primarily related to a $41.1 million decrease in repurchases of our common stock, and a $6.3 million decrease in repayments on our revolving credit facility, partially offset by a $4.0 million increase in dividend payments. During the first nine months of 2012, we repurchased $14.4 million of our common stock, paid dividends of $11.8 million, repaid $15.2 million on the outstanding borrowings under our revolving credit facility, and received $2.6 million of restricted stock that was returned for payment of taxes. During the first nine months of 2011, we repurchased $55.4 million of our common stock, repaid $21.5 million on the outstanding borrowings under our revolving credit facility, paid dividends of $7.8 million, and received $2.7 million of restricted stock that was returned for payment of taxes.

Debt Financing

We maintain a $500.0 million revolving credit facility, under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first nine months of 2012, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.22% to 0.30%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis ranging from 0.15% to 0.3%, depending on our financial performance and debt levels on any unused portion of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of September 30, 2012, we had $374.4 million of borrowings outstanding and $10.4 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the nine months ended September 30, 2012. Based on an average LIBOR rate of 0.25%, we currently expect to pay an average interest rate of approximately 1.6% to 1.8% during 2012, under our revolving credit facility.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock, and provide for our working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility, and increase our cost of borrowing. As of September 30, 2012, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.07 to 1 and a consolidated leverage ratio of 2.28 to 1.

Cash Dividends

We declared the following dividends during the nine months ended September 30, 2012:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable per Share	Total Amount of Dividends Declared
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0 million
May 1, 2012	June 7, 2012	July 5, 2012	$0.22	$3.9 million
July 31, 2012	September 6, 2012	October 4, 2012	$0.22	$4.0 million

On October 30, 2012, our Board approved a 9% increase in the Company’s quarterly cash dividend and declared a cash dividend of $0.24 per share, which will be paid on December 27, 2012 to stockholders of record on December 6, 2012. We expect to continue to pay quarterly dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, is subject to final determination by our Board, each quarter, after its review of our then-current strategy, applicable debt covenants, and financial performance and position, among other things.

Capital Expenditures

We continue to focus on improving our position in the marketplace through revitalized marketing efforts and differentiating our product to improve the quality-driven customer experience. We also intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We plan to open 13 new or relocated stores in 2012 and plan to open 12 to 15 new or relocated stores in 2013 all of which will be located in the United States. During the first nine months of 2012, we opened seven new stores, including three stores that were relocated and one store that was acquired from a franchisee.

We have typically funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate that total capital expenditures for 2012 will be approximately $88 million, including (a) approximately $41 million related to capital initiatives for our existing stores, (b) approximately $35 million related to new store development, and (c) the remainder for other store initiatives, general store requirements, and other corporate capital expenditures. We continually reassess the need for capital investment in our existing stores in light of each store’s current condition. We anticipate that our existing store capital plan will average $26 million to $28 million per year over the next three years (2013-2015) and will impact on average 120 to 150 stores per year. This is a reduction in our planned existing store capital investment of approximately $13 to $14 million a year compared to 2012.

The following tables summarize certain information regarding the Company’s actual and projected capital expenditure activities during each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Investment in Company-owned stores:
Game Enhancements	13	43	51	94
Major Remodels	—	4	3	5
Store Expansions	9	10	18	22

Total completed	22	57	72	121

Company-owned stores added (1)	1	—	7	2

(1)

Company-owned stores in 2012 included one store purchased from a franchisee in the first quarter, two stores that were relocated in the second quarter and one store that was relocated in the third quarter. Company-owned stores in 2011 included one store relocated in the first quarter.

	Estimated Average Cost Per Project	Projected Completions in Fiscal Year 2012	Actual Completions in Fiscal Year 2011
	(in millions)
Investment in Company-owned stores:
Game Enhancements	$0.1 to $0.2	92 to 94	137
Major Remodels	$0.7	5	11
Store Expansions	$1.0	25	33

Total		122 to 124	181

New Company store development(1)	$2.5 to $2.7	13	4

(1)

New Company-owned stores projected to be developed during 2012 include a total of three stores that were relocated during the first nine months of 2012 and one store that was acquired in the first quarter of 2012. New Company-owned stores developed during 2011 include one store that was relocated.

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

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock and on October 22, 2007 and October 27, 2009, our Board authorized $200 million increases each. During the nine months ended September 30, 2012, we repurchased 406,507 shares of our common stock at an average price per share of $35.31 or a total cost of $14.4 million. During the nine months ended October 2, 2011, we repurchased 1,561,507 shares of our common stock at an average price per share of $35.51 or a total cost of $55.4 million. As of September 30, 2012, $47.0 million remained available for us to repurchase shares of our common stock, in the future, under our approved stock repurchase program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2012, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii) and we believe there has been no material change in our contractual obligations since the end of fiscal year 2011.

For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012.

Critical Accounting Policies and Estimates

As previously reported in our Quarterly Report on Form 10-Q for the second quarter of 2012, filed on August 2, 2012, we no longer consider our estimation of contingent loss reserves to be a critical accounting policy or estimate. We believe that as of September 30, 2012, there has been no other material change to the information concerning our critical accounting policies and estimates described under “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed on February 23, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of September 30, 2012 of $374.4 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased our interest expense by approximately $2.8 million for the nine months ended September 30, 2012.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in demand, supply, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the nine months ended September 30, 2012, the weighted average cost of a block of cheese was $1.61. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been approximately $0.9 million for the first nine months of 2012. For the nine months ended September 30, 2012, the weighted average cost of dough per pound was $0.42. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been approximately $0.4 million for the first nine months of 2012.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the nine months ended September 30, 2012, our Canadian stores represented less than 0.1% of our consolidated operating income. Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended September 30, 2012 were $0.9601 and $1.0334, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the nine months ended September 30,  2012 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the third quarter of 2012 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 2 – July 29, 2012	213	$33.24	—	$46,992,284
July 30 – September 2, 2012	347	$29.55	—	$46,992,284
September 3 – September 30, 2012	—	$—	—	$46,992,284

Total	560	$30.96	—	$46,992,284

(1)

For the periods ended July 29 and September 2, 2012, the total number of shares purchased included 213 shares and 347 shares, respectively, tendered by employees at an average price per share of $33.24 and $29.55, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

November 1, 2012	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 1, 2012		/s/ Laurie E. Priest
Laurie E. Priest
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.