Form 10-K
period 2012-12-30
CEC ENTERTAINMENT INC
filed 2013-02-21
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-13687

CEC ENTERTAINMENT, INC.

(Exact name of registrant as specified, in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $604,869,143. The aggregate market value was determined based on the closing price of the common stock on June 29, 2012.

As of February 12, 2013, an aggregate of 17,896,960 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant’s 2013 annual meeting of stockholders, are incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Our ability to successfully implement our strategic plan;

•	Competition in both the restaurant and entertainment industries;

•	Changes in consumer discretionary spending;

•	Impacts on our business and financial results from economic uncertainty in the U.S. and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues;

•	Increases in food, labor and other operating costs;

•	Unanticipated costs and delays in implementing our strategic plan;

•	Government regulations, including health care reform;

•	Existence or occurrence of certain public health issues;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Any disruption of our commodity distribution system, which currently utilizes a single distributor for most of our products and supplies;

•	Product liability claims and product recalls;

•	Inadequate insurance coverage;

•	Disruptions of our information technology systems and technologies;

•	Litigation risks;

•	Our dependence on a limited number of suppliers for our games, rides, redemption prizes and merchandise;

•	Adverse effects of local conditions, natural disasters and other events;

•	Increases in our leverage;

•	Loss of certain key personnel;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate; and

•	Conditions in foreign markets.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. Business.

Company Overview

Chuck E. Cheese’s® is a nationally recognized leader in family dining and entertainment. We consider the family dining and entertainment center business to be our sole reportable segment. The first Chuck E. Cheese’s opened in 1977. The Company was originally incorporated under the name ShowBiz Pizza Place, Inc. and began trading on the NASDAQ Stock Market in 1989. In 1998, the Company changed its name to CEC Entertainment, Inc. and began trading on the New York Stock Exchange under its existing ticker symbol (CEC).

We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the name “Chuck E. Cheese’s” in 47 states and eight foreign countries and territories. As of December 30, 2012, we and our franchisees operated a total of 565 stores, of which 514 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 51 stores located in 15 states and seven foreign countries and territories including Chile, Guam, Guatemala, Mexico, Puerto Rico, Saudi Arabia and the United Arab Emirates.

Chuck E. Cheese’s stores offer wholesome family dining, distinctive musical and comic entertainment by computer-controlled robotic characters, family-oriented arcade-style and skill-oriented games, video games, rides and other activities, all of which are intended to uniquely appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages and desserts.

We believe that the dining and entertainment components of our business are interdependent, and therefore we primarily manage and promote them as an integrated product. Our typical guest experience involves a combination of wholesome family dining and entertainment, comprised of token-operated games and rides, as well as attractions provided free-of-charge. We also believe our unique integrated experience drives our strategic plan as we continuously endeavor to increase customer traffic in our stores, benefiting both dining and entertainment revenue.

Our Strategic Plan

Our strategic plan is focused on implementing our marketing plan and value proposition, continuing to reinvest in our existing store base, delivering on our operational plan, continuing our new company store development domestically and developing franchises internationally.

Marketing Plan and Value Proposition. The primary components of our marketing plan include a strong television campaign targeting both children and parents, an enhanced creative plan for television, a strong presence in digital media and a redesigned website. Our primary advertising medium continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the Chuck E. Cheese’s experience. Our messaging to children is built on a foundation of brand advertising and reasons to visit our locations for both everyday and birthday occasions. Our communication to parents is rooted in emotion and complemented by a value message. In the second half of 2012, we launched a digital campaign through a number of parents’ websites and on our new website that delivers Chuck E. Cheese’s branded content, reinforces our value proposition and communicates our brand promise. Our value proposition includes competitive pizza prices and value deals, coupon offers and token packages. We distribute value offers on our website, digitally, through print and through strategic promotional partnerships with brands that target a similar customer base.

Existing Stores. We believe that in order to maintain consumer demand and the appeal of our concept, we must continue to reinvest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. Game enhancements include replacing a portion of a store’s games and rides with new and, to a lesser extent, refurbished equipment. We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements in our stores. Store expansions add square footage to a store that allows us to increase the number and variety of games and rides. Store expansions typically include all components of a major remodel and increase the store’s seat count. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe capital initiatives involving major remodels and game enhancements help to preserve our existing sales base and cash flows and, to a lesser extent, provide a foundation for long-term revenue growth.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.

Operational Plan. The primary objective of our operational plan is to improve the service level and experience for all of our guests. Our operational cornerstones include recognition of first time guests, Chuck E. Cheese performances every hour on the half-hour and enhanced cleanliness standards, including notifying our customers of the location of free hand sanitizer stations throughout the store.

New Company Store Development. Our plan for the development of new Company-owned stores focuses on opening high sales volume stores in densely populated areas domestically. The cost of opening a new store varies depending on many factors, including the existing real estate market, the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Chuck E. Cheese’s are typically located in shopping centers or in free-standing buildings near shopping centers. Our stores are typically divided into three areas: (a) a kitchen and other store-related areas (cashier and prize area, salad bar, manager’s office, technician’s office, restrooms, etc.); (b) a showroom area; and (c) a playroom area. The average size of our existing stores is approximately 12,000 square feet. Total table and chair seating in both the showroom and playroom areas generally average between 400 to 450 guests per store.

We periodically reevaluate the site characteristics of our stores and will consider relocating a store if certain site characteristics considered essential for the success of a store deteriorate, more desirable property becomes available or we are unable to negotiate acceptable lease terms with the existing landlord.

International Growth. We believe we have an opportunity to further expand the Chuck E. Cheese’s concept globally. In 2012, our international franchisees opened two new stores in Chile and one new store in Mexico. Under our existing international franchise agreements, we currently expect franchisees to open approximately four to six international franchise stores in 2013.

In 2011, we signed three franchise development agreements, which grant the right to develop a total of 19 franchise stores in Mexico, Panama and Saudi Arabia. In 2012, we signed seven new franchise development agreements, which grant the right to develop a total of 42 additional franchise stores located in Bahrain, Mexico, Peru, the Philippines, Saudi Arabia, Trinidad and the United Arab Emirates. In addition, in 2013, we plan on continuing to pursue international franchise growth by selectively seeking franchise partners in certain countries in Asia, Latin America and the Middle East. As of December 30, 2012, we currently have 11 development agreements with the rights to open 64 franchise stores in foreign countries and territories, which could take a number of years to develop, if at all.

Food and Beverages

Each Chuck E. Cheese’s store offers a variety of pizzas, sandwiches, wings, appetizers, a salad bar and desserts, as well as certain gluten-free options. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors. The majority of the food, non-alcoholic beverages and other supplies used in Company-owned stores are currently distributed under a system-wide agreement with a major food distributor. We believe that this distribution system creates certain cost and operational efficiencies for us. In 2012, we standardized all of our domestic Company stores’ value menus and pricing.

Food and beverage sales represented 46.7%, 47.7% and 49.0% of our Company store sales during fiscal years 2012, 2011 and 2010, respectively.

Entertainment and Merchandise

Each Chuck E. Cheese’s store includes a showroom area featuring musical and comic entertainment presented by computer-controlled robotic characters and playroom area offering arcade-style and skill-oriented games, video games, rides and other forms of entertainment. Tokens are used to activate the games and rides in the playroom area. All of our games and rides are activated with one token. A number of skill-oriented games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash. Also included in the playroom area of our stores are tubes and tunnels suspended from, or reaching to, the ceiling known as Sky Tubes®, as well as other free attractions for young children. We place a limited amount of table and chair seating in the playroom areas of our Company-owned stores so that parents can more closely observe and interact with their children as they play the games and ride the rides.

Entertainment and merchandise sales represented 53.3%, 52.3% and 51.0% of our Company store sales during fiscal years 2012, 2011 and 2010, respectively.

Franchising

As of December 30, 2012, a total of 51 Chuck E. Cheese’s stores were operated by our franchisees. Of these stores, 35 are located domestically in the United States and 16 are located in foreign countries and territories.

Our standard franchise agreement grants the franchisee the right to construct and operate a store and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. Most of our existing franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. The standard agreement provides us with a right of first refusal should a franchisee decide to sell a store. We also enter into area development agreements, which grant franchisees exclusive rights to open a specified number of stores in a designated geographic area within a specified period of time. In addition to initial franchise and area development fees, the franchisee is charged a continuing monthly royalty fee equal to a certain percentage of their gross monthly sales.

In 1985, we and our franchisees formed the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s. Routine business matters of the Association are conducted by a board of directors of the Association, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council, which among other responsibilities, oversees expenditures from the funds established and managed by the Association. These funds include (a) the Advertising Fund, a fund that pays the costs of development, purchasing and placement of advertising programs, including websites; (b) the Entertainment Fund, a fund established to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts; and (c) the Media Fund, a fund primarily designated for the purchase of national network television advertising.

The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay to the Association a monthly contribution equal to a certain percentage of their gross monthly sales. Additionally, under these franchise agreements, we are required, with respect to Company-owned stores, to contribute to the Advertising Fund and the Entertainment Fund at the same rates, or at higher rates in certain instances, as our franchisees. We and our franchisees are also required to spend minimum amounts on local advertising and could be required to make additional contributions to fund any deficits that may be incurred by the Association. Certain franchise agreements governing existing franchised Chuck E. Cheese’s outside of the United States currently require each franchisee to pay a certain percentage of their gross monthly sales to the Association to fund various advertising and media costs.

Royalties, franchise and area development fees and other miscellaneous franchise income represented 0.6%, 0.6% and 0.5% of our total consolidated revenues during fiscal years 2012, 2011 and 2010, respectively.

Foreign Operations

As of December 30, 2012, we operated a total of 14 Company-owned stores in Canada. During fiscal years 2012, 2011 and 2010, our Canada stores generated total revenues of $21.7 million, $22.2 million and $21.8 million, respectively, representing 2.7% of our total consolidated revenues in each fiscal year. As of December 30, 2012, $17.5 million, or 2.5%, of the total net book value of our long-lived assets were located in Canada.

These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.

Third-Party Suppliers

We currently use a network of 20 distribution centers owned by a single company to distribute most of the products and supplies used in our domestic stores. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations.

We procure games, rides and other entertainment-related equipment from a limited number of suppliers, some of which are located in China. The number of suppliers from which we purchase games, rides and other entertainment-related equipment has declined due to industry consolidation over the past several years, coupled with a lower overall global demand. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with our third-party suppliers.

Competition

The family dining and entertainment industries are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our facilities. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we also compete directly and/or indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions, and other entertainment facilities for children.

We believe that our principal competitive strengths consist of our established recognized brand, the quality and value of the food and service we provide, the quality and variety of our entertainment offerings, the location and attractiveness of our stores and the cleanliness, safety and whole family fun we offer our guests. We also believe that our competitive strengths include our operating model and tenured management team’s knowledge of the family dining and entertainment industries relative to our target market of families with young children.

Intellectual Property

We own various trademarks, including Chuck E. Cheese’s® and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks in the names and character likenesses featured in the operation of our stores provide us with an important competitive advantage, and we actively seek to protect our interests in such property.

Seasonality

Our operating results fluctuate seasonally. We typically generate higher sales volumes during the first and third quarters of each fiscal year due to the timing of school vacations, holidays and changing weather conditions. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.

Government Regulation

We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s stores. For a discussion of government regulation risks to our business, see Part I, Item 1A. “Risk Factors.”

Employees

As of December 30, 2012, we employed approximately 17,600 employees, including approximately 17,200 in the operation of our Company-owned stores and approximately 400 in our corporate office. None of our employees are members of any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.

Each Chuck E. Cheese’s store typically employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters, games and rides and approximately 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our stores will fluctuate throughout the year.

Available Information

We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). Stockholders may also contact Investor Relations at 4441 W. Airport Freeway, Irving, Texas 75062 or call (972) 258-4525 to obtain a hard copy of these reports without charge. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factors.

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below and elsewhere in this Annual Report on Form 10-K could have a material effect on our consolidated financial condition, results of operations and cash flows. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

We may not be successful in the implementation of our strategic plan, which could adversely affect our business and our consolidated financial results.

Our ability to increase revenues and improve financial results depends, to a significant degree, on our ability to successfully implement our long-term growth strategy. As part of our long-term growth strategy, we plan to upgrade the games, rides and entertainment in some of our existing stores, remodel and expand certain of our existing stores and open additional new stores in selected markets. The opening and success of new Chuck E. Cheese’s stores is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments. Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer preferences and competitive conditions. In recent years, we have reduced capital expenditures allocated to our existing stores and increased capital expenditures related to new store development. This reduction in capital expenditures allocated to our existing stores may have an adverse effect on our comparable store sales and revenues. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer preferences or that the market will accept our business model.

We have in recent years made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) a reallocation of our media expenditures to increase online impressions; and (c) promoting our value proposition and national menu pricing through free-standing inserts in newspapers, on television and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids television advertising, free-standing inserts in newspapers and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our customers with our new marketing and advertising strategy or if these changes are not accepted by guests, our consolidated financial results could be adversely affected.

Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new stores on a profitable basis. As we do not have a history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised stores could adversely affect our planned growth. Our franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting it to the local culture. There can be no assurance that the Chuck E. Cheese’s concept will be accepted in the international markets where we open new franchise stores.

The restaurant and entertainment industries are highly competitive and that competition could harm our business and our consolidated financial results.

We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children’s interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our consolidated financial results.

Changes in consumer discretionary spending could reduce sales at our stores and have an adverse effect on our consolidated financial results.

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 171 Chuck E. Cheese’s stores are located in California, Texas and Florida (168 are Company-owned and 3 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our consolidated financial results.

The future performance of the U.S. and global economies are uncertain and are directly affected by numerous national and global financial and other factors that are beyond our control. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the U.S. economy, leading to a further decrease in discretionary consumer spending. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our sales performance, which could have an adverse effect on our business and consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales.

Economic uncertainty in the U.S. and Canada could adversely impact our business and consolidated financial results, and a renewed recession could materially adversely affect our business and consolidated financial results.

Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars resulting in lower customer traffic levels in our stores. Reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies and reduced access to credit may also result in lower levels of traffic to our stores. Moreover, our customer traffic may be impacted by major changes in U.S. fiscal policy, including the expiration of the “payroll tax holiday” and other austerity measures. If conditions worsen, we could experience a deterioration in customer traffic and/or a reduction in the average amount spent in our stores, which would negatively impact our sales. This could result in a reduction in staffing at our stores, deferring or curtailing our capital expenditures, significant asset impairments and potential store closures. Future recessionary effects are unknown at this time and could have a material adverse impact on our consolidated financial results.

Negative publicity concerning food quality, health, general safety or other issues could negatively affect our brand image and adversely affect our consolidated financial results.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses, injuries caused by food tampering and general safety issues could negatively affect our operations, reputation and brand. Families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our stores. We have, from time to time, received negative publicity related to altercations and other incidents in certain of our stores. There can be no assurance that in the future we will not experience negative publicity regarding one or more of our stores, and the existence of negative publicity could materially and adversely affect our brand image with our customers and our consolidated financial results.

Increases in food, labor and other operating costs could adversely affect our consolidated financial results.

The performance of our stores is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. A material increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.

A significant number of our store-level employees are subject to various minimum wage requirements. Several states and cities in which we operate stores have established a minimum wage higher than the federally mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Changes in the minimum wage could increase our labor costs and could have an adverse effect on our profit margins and our consolidated financial results.

The performance of our stores is also adversely affected by increases in the price of utilities on which the stores depend, such as electricity and natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for and including, among other things, insurance, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition or other events beyond our control, which could have an adverse effect on our consolidated financial results.

We may incur significant costs and experience significant delays in connection with our strategic plan, which could impair our ability to grow our business and could harm our consolidated financial results.

Our long-term growth is dependent on the success of strategic initiatives to effectively advertise and market our concept to our target audience, enhance the facilities of our existing stores and increase the number of our stores. In recent years, we have made significant changes to our marketing and advertising strategy, which increased our total advertising costs. We may incur additional advertising costs in the future, as there can be no assurance that our current marketing plan will be effective in reaching our targeted customer base. We incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated stores, we may incur significant costs, which could adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs, which could adversely affect our consolidated financial results. In addition, our inability to effectively implement our marketing and advertising strategy could adversely affect our consolidated financial results.

We are subject to various government regulations, including health care reform, which could adversely affect our business and consolidated financial results.

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit, license or other regulatory approval, and those that relate to the operation of video and arcade games and rides, the preparation of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store.

We continue to review the health care reform law enacted by Congress in March of 2010 and regulations issued related to the law to evaluate the potential impact of this new law on our business, and to accommodate various parts of the law as they take effect. The costs and other effects of the new legal requirements cannot be determined with certainty. For example, health care reform law may result in increased costs directly for our compliance or indirectly through increased prices charged by our vendors because of their increased compliance costs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, other health insurance mandates, working and safety conditions, immigration status requirements and child labor laws. Additionally, potential changes in federal labor laws, including card verification regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Increases in such minimum wage result in higher labor costs, which may be only partially offset by price increases and operational efficiencies. Furthermore, we are also subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to litigation, as well as materially damage our reputation.

While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have a material adverse effect on our business and consolidated financial results.

Public health issues could adversely affect our consolidated financial results.

Our business may be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illness and contagious diseases. To the extent that our customers feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in customer traffic, which could adversely affect our consolidated financial results.

Changes in consumers’ health, nutrition and dietary preferences could adversely affect demand for our menu offerings and adversely affect our consolidated financial results.

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

Any disruption of our commodity distribution system, which currently utilizes a single distributor, could adversely affect our business and consolidated financial results.

We use a single company to distribute most of the products and supplies used in our stores. Any failure by this distributor to adequately distribute products or supplies to our stores could increase our costs and have a material adverse effect on our business and consolidated financial results.

We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, business and consolidated financial results.

We purchase merchandise from third parties and offer this merchandise to customers in exchange for prize tickets or for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to our customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could adversely affect our business and consolidated financial results.

Our current insurance policies may not provide adequate levels of coverage against all claims, and we could incur losses that are not covered by our insurance, which could adversely affect our business and consolidated financial results.

We have procured and maintain insurance coverage, which we believe is typical for a business of our type and size. However, we could experience a loss that either cannot be insured against or is not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws is generally not available. Under certain circumstances, plaintiffs may file certain types of claims, which may not be covered by insurance. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Losses such as these, if they occur, could adversely affect our business and consolidated financial results.

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage our reputation with customers and incur substantial costs.

The operation of our business is heavily dependent upon the implementation, integrity, security and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions, enterprise resource planning system and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees, our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber-attack, damage to, interruption or failure of any of these systems could result in a failure to meet our reporting obligations, material misstatements in our Consolidated Financial Statements or losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. In addition, despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated, resulting in a loss of customers’ or employees’ personal information, negative publicity or harm to our business and reputation which could cause us to incur costs to reimburse third parties for damages.

We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business, which could adversely affect our business and consolidated financial results.

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

We are continuously subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately covered by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered could have an adverse effect on our business and consolidated financial results.

Our procurement of games, rides, redemption prizes and merchandise is dependent upon a few global providers, the loss of any of whom could adversely affect our business and consolidated financial results.

Our ability to continue to procure new games, rides, other entertainment-related equipment, redemption prizes and merchandise is important to our business strategy. The number of suppliers from which we can purchase these items is limited due to industry consolidation over the past several years. To the extent that the number of suppliers continues to decline, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. Furthermore, some of our suppliers are located in China, and continuing and increasing tension between the U.S. and Chinese governments could also result in interruptions in our ability to procure these products, which could adversely affect our business and consolidated financial results.

Our stores may be adversely affected by local conditions, natural disasters and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters and other events. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, which could adversely affect our sales. If severe weather conditions occur during the first and third quarters of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our stores or other operations, which may adversely affect our consolidated financial results.

Increases in our leverage could restrict our operations and future activities, expose us to interest rate risk to the extent of our variable rate debt and limit our ability to react to changes in the economy or our industry.

As of December 30, 2012, our total funded indebtedness was $412.2 million. We had cash and cash equivalents of $19.6 million and an additional $100.1 million available for borrowing under our revolving credit facility at that date. As of December 30, 2012, our leverage ratio was 2.4 to 1.0, compared to our maximum leverage ratio, as defined in our credit agreement, of 3.0 to 1.0, or 2.75 to 1.0 for the unrestricted ability to repurchase shares of our common stock and pay cash dividends.

An increase in our leverage could have adverse effects on our operations, including (a) require a portion of cash flows from operating activities to be dedicated to paying down our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures or future business opportunities; (b) limit our ability to repurchase shares and pay cash dividends; (c) expose us to interest rate risk on borrowings under our revolving credit facility; and (d) limit our ability to adjust to changing economic and market conditions.

In addition, under our revolving credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our revolving credit facility. Upon the occurrence of an event of default under our revolving credit facility, the lenders could elect to declare all amounts outstanding under our revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our revolving credit facility. If new indebtedness is added to our current debt levels, the related risks could intensify.

We are dependent on the service of certain key personnel, and the loss of any of these personnel could harm our business.

Our success significantly depends on the continued employment and performance of our senior management team. We have employment agreements with certain members of our senior management team. However, we cannot prevent the members of our senior management team from terminating their employment with us. Losing the services of senior management could harm our business until a suitable replacement is hired, and such replacement may not have equal experience or capabilities.

Our business is highly seasonal, and quarterly results may fluctuate significantly as a result of this seasonality.

We have experienced, and in the future could experience, quarterly variations in our revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays and changing weather conditions. We typically generate higher sales volumes and profitability in the first and third quarters of each fiscal year compared to the second and fourth quarters. If there is a material decrease in the customer traffic in our stores during the first and third quarters of the year, our operating results could be adversely affected for that quarter and further, may have an adverse effect on our consolidated financial results for the fiscal year.

We may not be able to adequately protect our trademarks or other proprietary rights, which could have a material adverse affect on our business and consolidated financial results.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations and proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. However, the protective actions that we take may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, we may incur significant legal fees.

There can be no assurance that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business and consolidated financial results.

We are subject to risks in connection with owning and leasing real estate, which could adversely affect our consolidated financial results.

As an owner or lessee of the land and/or building for our Company-owned stores, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. We may be compelled to continue to operate a non-profitable store due to our obligations under lease agreements, or we may close a non-profitable store and continue making rental payments with respect to the lease, which could adversely affect our consolidated financial results. Furthermore, economic instability may inhibit our landlords from securing financing and maintaining good standing in their existing financing arrangements, which could result in their inability to keep, or attract new, tenants thereby reducing customer traffic to our stores.

Unanticipated conditions in foreign markets could adversely affect our ability to operate effectively in those markets.

In addition to our stores in the United States, we currently own and operate stores in Canada. In addition, franchisees operate stores domestically and in Chile, Guam, Guatemala, Mexico, Puerto Rico, Saudi Arabia and the United Arab Emirates. We and our franchisees are subject to the regulatory, economic and political conditions of any foreign market in which we and our franchisees operate stores. Any change in the laws, regulations and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war, increased regulations and quotas, tariffs and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The following table summarizes information regarding the number and location of stores we and our franchisees operated as of December 30, 2012:

Domestic	Company- Owned Stores	Franchised Stores	Total
Alabama	6	1	7
Alaska	1	—	1
Arizona	2	7	9
Arkansas	6	—	6
California	79	3	82
Colorado	10	—	10
Connecticut	6	1	7
Delaware	2	—	2
Florida	26	—	26
Georgia	16	—	16
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	13	—	13
Iowa	5	—	5
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	14	—	14
Massachusetts	11	—	11
Michigan	18	—	18
Minnesota	7	—	7
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	6	—	6
New Hampshire	2	—	2
New Jersey	15	—	15
New Mexico	3	—	3
New York	22	—	22
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	3	—	3
Oregon	1	3	4
Pennsylvania	23	—	23
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	63	—	63
Utah	1	2	3
Virginia	11	4	15
Washington	9	3	12
West Virginia	1	—	1
Wisconsin	9	—	9

Total domestic	500	35	535

International	Company- Owned Stores	Franchised Stores	Total
Canada	14	—	14
Chile	—	5	5
Guam	—	1	1
Guatemala	—	2	2
Mexico	—	1	1
Puerto Rico	—	3	3
Saudi Arabia	—	3	3
United Arab Emirates	—	1	1

Total international	14	16	30

Total stores in operation	514	51	565

Company Store Leases

Of the 514 Company-owned Chuck E. Cheese’s stores as of December 30, 2012, 59 are owned premises and 455 are leased.

The terms of our store leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 30, 2012, six of our leases were month-to-month and 24 of our leases were set to expire in 2013, with available renewal options expiring between 2018 and 2033. Our remaining leases are set to expire at various dates through 2028, with available renewal options that expire at various dates through 2045.

These leases generally require us to pay the cost of repairs, other maintenance costs, insurance and real estate taxes and, in some instances, may provide for additional rent equal to the amount by which a percentage of revenues exceed the minimum rent. It is common for us to take possession of leased premises prior to the commencement of rent payments for the purpose of constructing leasehold improvements.

Corporate Office and Warehouse Facilities

We lease a 76,556 square foot office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in May 2015, with options to renew through May 2025.

We also lease two warehouse buildings for a total of 169,030 square feet of warehouse space in Topeka, Kansas, which primarily serve as storage and refurbishing facilities for our store fixtures and game equipment. The two leases expire in August and September 2013, respectively. We are currently negotiating to consolidate into a single warehouse lease of approximately 160,000 square feet with the landlord.

ITEM 3. Legal Proceedings.

From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time, and there are currently a number of claims and legal proceedings pending against us.

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

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “CEC”. The following table sets forth the highest and lowest sale price for our common stock as reported on the New York Stock Exchange and dividends declared during each quarterly period within the two most recent fiscal years:

	2012			2011
	Price			Price
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$40.01	$33.77	$0.22	$39.66	$35.42	$0.20
2nd Quarter	$39.36	$31.88	$0.22	$42.71	$35.75	$0.20
3rd Quarter	$36.92	$28.23	$0.22	$42.75	$25.83	$0.20
4th Quarter	$33.88	$29.07	$0.24	$35.71	$26.63	$0.22

As of February 12, 2013, there were 1,804 stockholders of record. The number of stockholders of record does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in “street name” with brokers, banks and other financial institutions.

On February 19, 2013, our Board of Directors (“Board”) declared a cash dividend of $0.24 per share, or $4.3 million, which will be paid on April 18, 2013 to stockholders of record on March 21, 2013. We expect to continue to pay quarterly dividends. However, there can be no assurance that future dividends will be declared or paid. The actual declaration and payment of future dividends, the amount of any such dividends and the establishment of record and payment dates, if any, is subject to final determination by the Board each quarter after its review of our then-current strategy, applicable debt covenants and financial performance and position, among other things.

See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of our common stock during the fourth quarter of 2012 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 28, 2012	46	$30.84	—	$46,992,284
October 29 – November 25, 2012	816	$31.24	—	$46,992,284
November 26, 2012 – December 30, 2012	—	$—	—	$46,992,284

Total	862	$31.22	—	$46,992,284

(1)

For the periods ended October 28, 2012 and November 25, 2012, the total number of shares purchased were tendered by employees to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On July 25, 2005, the Board approved a stock repurchase program, which authorized us to repurchase up to $400 million of our common stock, and on October 22, 2007 and October 27, 2009 our Board authorized $200 million increases each. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our common stock we may repurchase. See the discussion of our current revolving credit facility included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”

ITEM 6. Selected Financial Data.

The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year (1)
	2012	2011	2010	2009 (2)	2008
	(in thousands, except percentages, per share and store number amounts)
Statements of Earnings Data:
Company store sales	$798,937	$815,894	$813,133	$814,563	$810,693
Sales percent increase (decrease):
Total company store sales	(2.1)%	0.3%	(0.2)%	0.5%	3.7%
Comparable store sales (3)	(2.9)%	(2.0)%	0.7%	(2.8)%	2.3%
Total revenues	$803,480	$821,178	$817,248	$818,346	$814,509
Revenues percent increase (decrease)	(2.2)%	0.5%	(0.1)%	0.5%	3.7%
Operating income	$79,071	$97,979	$104,902	$110,965	$108,020
As a percent of total revenues	9.8%	11.9%	12.8%	13.6%	13.3%
Net income	$43,590	$54,962	$54,034	$61,194	$56,494

Per Share Data:
Earnings per share:
Basic	$2.48	$2.88	$2.55	$2.68	$2.37
Diluted	$2.47	$2.88	$2.55	$2.67	$2.33
Weighted average common shares outstanding:
Basic	17,545	19,072	21,163	22,835	23,825
Diluted	17,618	19,121	21,204	22,933	24,199

Balance Sheet Data (end of year):
Total assets	$801,806	$772,471	$778,029	$744,266	$747,440
Total debt (4)	$412,216	$400,509	$388,262	$365,810	$414,058
Stockholders’ equity	$143,274	$124,177	$158,062	$167,913	$128,586
Dividends declared (5)	$16,182	$15,806	$—	$—	$—
Dividends declared per share (5)	$0.90	$0.82	$—	$—	$—

Non-GAAP Financial Measures:
EBITDA (6)	$158,581	$179,539	$185,581	$189,036	$183,465
EBITDA as a percentage of total revenues	19.7%	21.9%	22.7%	23.1%	22.5%

Number of Stores (end of year):
Company-owned	514	507	507	497	495
Franchised	51	49	47	48	46

	565	556	554	545	541

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2009 was 53 weeks in length and all other fiscal years presented were 52 weeks.

(2)	We estimate that the additional 53rd operating week in our 2009 fiscal year benefited 2009 total revenues by $19.5 million, comparable store sales by 0.5% and diluted earnings per share by $0.17.

(3)

We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or operated by us for 12 months for acquired stores. We believe comparable store sales to be a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for discussion of the decrease in comparable store sales for 2012 and 2011.

(4)	Total debt includes our outstanding revolving credit facility borrowings and capital lease obligations.

(5)	No cash dividends on common stock were declared prior to 2011.

(6)	See the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and the reconciliation of net income to EBITDA in “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with generally accepted accounting principles (“GAAP”). From time to time in our SEC filings (including this Annual Report on Form 10-K), press releases, financial presentations, earnings conference calls or otherwise, we may disclose certain non-GAAP financial measures such as EBITDA presented below. This non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA expressed as a percentage of total revenues for the periods shown:

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Total revenues	$803,480	$821,178	$817,248	$818,346	$814,509

Net income	$43,590	$54,962	$54,034	$61,194	$56,494
Add:
Income taxes	26,080	34,142	38,726	37,754	34,137
Interest expense	9,401	8,875	12,142	12,017	17,389
Depreciation and amortization	79,510	81,560	80,679	78,071	75,445

EBITDA	$158,581	$179,539	$185,581	$189,036	$183,465

EBITDA as a percent of total revenues	19.7%	21.9%	22.7%	23.1%	22.5%

We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes and depreciation and amortization. EBITDA as defined herein may differ from similarly titled measures presented by other companies. We believe that EBITDA provides useful information to us, our investors and other interested parties about our operating performance, our capacity to incur and service debt, fund capital expenditures and other corporate uses. EBITDA, as presented above, differs from the definition of consolidated EBITDA utilized in connection with the financial covenant ratios contained in our revolving credit facility agreement.

See the discussion of our revolving credit facility included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our MD&A includes the following sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Inflation;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Guidance.

Fiscal Year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2012, 2011 and 2010 are for the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively, which each consisted of 52 weeks.

Executive Summary

Our Strategic Plan

As previously disclosed, we began implementing an updated strategic plan with the primary objective of increasing customer traffic and ultimately improving our sales and operating results. In late 2011, we engaged the services of a new marketing and advertising partner to assist our organization in refreshing and reestablishing our brand’s approach to connecting with our targeted customer base. As part of this plan, we implemented a number of strategic changes during the second half of 2012. We introduced a new and updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our customers and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests. In executing this plan we reduced the number of television commercials seen by children as compared to 2011, and for the majority of 2012, we focused on brand and trademark messaging.

Our value proposition includes changes in our pricing strategy to ensure that we continue to provide our guests with what we believe is a great value. Based on market research and testing, we changed our pricing structure during 2012, including reducing price points for our package deals, reducing pizza prices, decreasing the number of tokens included in various token packages, reducing discounts included in certain coupons and reducing the number of “token only” coupons. In addition, a standardized menu and pricing for domestic Company-owned stores was included on our redesigned website and in all of our stores by November 2012. We believe that these changes to our pricing strategy will increase the attractiveness of our everyday menu offerings, while continuing to provide our guests with a great value proposition.

We believe that certain changes in our strategies, including changes in the frequency of children’s advertising and a change in the mix of advertising messaging, contributed to a decline in our comparable store sales in 2012. These strategic changes have been evaluated and refined for 2013. We believe our strategies, when fully deployed, will increase customer traffic and grow comparable store sales in the long-term. See Part I, Item 1. “Business – Our Strategic Plan – Marketing Plan and Value Proposition” for more information regarding our revised marketing strategy.

Overview of 2012

•	Net income decreased to $43.6 million, or $2.47 per share, for 2012 compared to net income of $55.0 million, or $2.88 per share, for 2011. Results included the following:

•	Total revenues decreased $17.7 million, or 2.2%, primarily due to a 2.9% decrease in comparable store sales, which was partially offset by additional revenues from new stores, net of closed stores.

•

Company store operating costs increased 100 basis points as a percentage of Company store sales, primarily due to a 70 basis point increase in labor costs. Labor costs increased primarily as a result of an increase in labor hours and the average hourly wage rate.

•	Other costs and expenses increased $6.0 million, primarily due to an increase in asset impairments and general and administrative expenses.

•	Our effective income tax rate for 2012 decreased to 37.4% from 38.3% in 2011.

•

Cash provided by operations was $137.1 million, a decrease of 22.6% compared to the prior year, driven primarily by a decrease in net income, receipt of a tax refund in 2011 and a reduction in working capital.

•	We repurchased $14.4 million of our common stock in 2012.

•

During 2012, we completed 125 existing store capital initiatives, including 94 game enhancements, 6 major remodels, 25 expansions and opened 13 new Company store locations, including three relocated stores and one we acquired from a domestic franchisee. The new stores we opened in 2010 and 2011, including franchisee stores we purchased, have an average square footage of approximately 14,000 to 15,000 square feet and generated average annual sales of approximately $2.0 million per store in 2012.

•	During 2012, we declared dividends of $16.2 million, or $0.90 per share.

Overview of Operations

We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 47 states and eight foreign countries and territories. Our stores offer wholesome family dining, distinctive musical and comic entertainment by computer-controlled robotic characters, family-oriented arcade-style and skill-oriented games, video games, rides and other activities, all of which are intended to uniquely appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Fiscal Year
	2012	2011	2010
Number of Company-owned stores:
Beginning of period	507	507	497
New (1)	12	4	7
Acquired from franchisees	1	—	5
Closed (1)	(6)	(4)	(2)

End of period	514	507	507

Number of franchised stores:
Beginning of period	49	47	48
New	3	3	4
Acquired by the Company	(1)	—	(5)
Closed	—	(1)	—

End of period	51	49	47

(1)

The number of new and closed Company-owned stores during 2012 included three stores that were relocated. The number of new and closed Company-owned stores during both 2011 and 2010 included the relocation of two stores.

We are focusing on growing our concept both domestically and internationally. We currently plan to open 12 to 15 new or relocated domestic Company-owned stores in both 2013 and 2014. We are also targeting franchising our concept internationally in certain countries located in Latin America, Asia and the Middle East. During 2012, we opened two franchise stores in Chile and one in Mexico. We currently expect franchisees to open a total of four to six additional international franchise stores in 2013.

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or operated by us for at least 12 months for acquired stores (our “comparable store base”). Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2012	2011	2010
	(in thousands, except store number amounts)
Average annual sales per comparable store (1)	$1,553	$1,596	$1,614
Number of stores included in our comparable store base	480	475	473

(1)

Average annual sales per comparable store is calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over-year comparable store sales increases or decreases due to the change in comparable store base.

Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consists of the sale of food, beverages, game-play tokens and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“Package Deals”), which we promote through in-store menu pricing or coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and

“Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, as well as the portion of revenues allocated from Package Deals and coupons that relate to food and beverage sales.

Entertainment and merchandise sales include all revenues recognized with respect to stand-alone game token and merchandise sales, as well as a portion of revenues allocated from Package Deals and coupons that relate to entertainment and merchandise.

Another source of revenues is from franchise fees and royalties. We earn monthly royalties from our franchisees based on a percentage of each franchised store’s monthly sales. We also receive development and initial franchise fees to establish new franchised stores, as well as earn revenues from the sale of equipment and other items or services to franchisees. We recognize development and initial franchise fees as revenue when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.

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

•

Depreciation and amortization includes expenses that are directly related to our Company-owned stores’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures and other equipment;

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g., common area maintenance (“CAM”) charges and property taxes); and

•

Other store operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, credit card processing fees, licenses, preopening expenses, store asset disposal gains and losses and all other costs directly related to the operation of a store.

The “Cost of food and beverage” and the “Cost of entertainment and merchandise” mentioned above excludes any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) rent expense; (c) depreciation and amortization expense; or (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, rent expense, depreciation and amortization expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•

our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Food and beverage sales” and “Entertainment and merchandise sales”; and

•

while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, computer-controlled robotic characters and showroom fixtures.

Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between food and beverage sales and entertainment and merchandise sales.

“Cost of food and beverage” and “Cost of entertainment and merchandise”, as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, media expenses for national and local advertising and consulting fees, partially offset by contributions from our franchisees.

General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets and other administrative costs not directly related to the operation of our Company-owned stores.

Asset impairments. Asset impairments represent non-cash charges for the estimated write down or write-off of the carrying amount of certain long-lived assets within our stores to their estimated fair value, which are incurred when a store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the store. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.

Results of Operations

Historical Results

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Fiscal Year
	2012		2011		2010
	(in thousands, except percentages)
Food and beverage sales	$372,948	46.7%	$388,908	47.7%	$398,241	49.0%
Entertainment and merchandise sales	425,989	53.3%	426,986	52.3%	414,892	51.0%

Company store sales	$798,937	100.0%	$815,894	100.0%	$813,133	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year
	2012		2011		2010
	(in thousands, except percentages)
Company store sales	$798,937	99.4%	$815,894	99.4%	$813,133	99.5%
Franchising fees and royalties	4,543	0.6%	5,284	0.6%	4,115	0.5%

Total revenues	803,480	100.0%	821,178	100.0%	817,248	100.0%

Company store operating costs:
Cost of food and beverage (1)	93,417	25.0%	95,989	24.7%	90,649	22.8%
Cost of entertainment and merchandise (2)	30,855	7.2%	32,362	7.6%	34,233	8.3%

Total cost of food, beverage, entertainment and merchandise (3)	124,272	15.6%	128,351	15.7%	124,882	15.4%
Labor expenses (3)	223,605	28.0%	222,596	27.3%	222,337	27.3%
Depreciation and amortization (3)	78,769	9.9%	80,826	9.9%	79,716	9.8%
Rent expense (3)	75,312	9.4%	74,992	9.2%	70,425	8.7%
Other store operating expenses (3)	126,855	15.9%	126,847	15.5%	128,075	15.8%

Total Company store operating costs (3)	628,813	78.7%	633,612	77.7%	625,435	76.9%
Other costs and expenses:
Advertising expense	35,407	4.4%	34,989	4.3%	35,282	4.3%
General and administrative expenses	53,437	6.7%	51,859	6.3%	50,693	6.2%
Asset impairments	6,752	0.8%	2,739	0.3%	936	0.1%

Total operating costs and expenses	724,409	90.2%	723,199	88.1%	712,346	87.2%

Operating income	79,071	9.8%	97,979	11.9%	104,902	12.8%
Interest expense	9,401	1.2%	8,875	1.1%	12,142	1.5%

Income before income taxes	$69,670	8.7%	$89,104	10.9%	$92,760	11.4%

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.

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

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

Company store sales decreased $17.0 million, or 2.1%, to $798.9 million in 2012 compared to $815.9 million in 2011. The decrease in Company store sales is primarily due to a 2.9% decrease in comparable store sales. This decrease was partially offset by additional revenues from 13 new stores opened or acquired, net of six closed stores, since the end of 2011. We believe the decrease in comparable store sales is primarily attributable to the following: (a) a significant decrease in national television advertising to children as compared to the prior year; and (b) our messaging in new commercials being focused primarily on our new brand, without complementary messaging related to our value propositions and reasons to visit Chuck E. Cheese’s.

We continue to believe that families’ concerns about unemployment levels and costs of non-discretionary items cause our customers to be more cautious about how they spend their discretionary income. Competition for families’ food and entertainment dollars continues to increase. Additionally, our sales may have been impacted by certain changes in our pricing strategy, including a reduction in the circulation of certain coupons, a reduction in the discounts offered on certain coupons and changes in the types of coupons issued. Lastly, we believe the decrease in comparable store sales may be attributed, in part, to the impact of record warm weather in the Midwest and Northeast, in March 2012, which falls in our most significant quarter.

We have refined our strategic plan with the objective of increasing customer traffic in the future, as discussed earlier in Part I, Item 1. “Business – Our Strategic Plan.”

Our Company store sales mix consisted of food and beverage sales totaling 46.7% and entertainment and merchandise sales totaling 53.3% in 2012 compared to 47.7% and 52.3%, respectively, in 2011. We believe that this shift in our sales mix is primarily due to the following: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continued effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investment in our games has resulted in more of our guests’ average check being allocated to games.

Company Store Operating Costs

Overall, the cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 10 basis points to 15.6% in 2012 from 15.7% in 2011. The decrease primarily related to a decrease in certain commodity costs and price changes, as well as a shift in sales mix from food and beverage sales to entertainment and merchandise sales.

Cost of food and beverage, as a percentage of food and beverage sales, increased 30 basis points to 25.0% in 2012 from 24.7% in 2011. The increase primarily related to a 40 basis point increase in the cost of paper and birthday supplies, partially offset by a reduction of $0.10 per pound, or 5.6%, in the average cost per pound of cheese and a reduction of $0.02, or 4.4%, in the average cost per pound of dough. The total cost of food and beverage, as a percentage of food and beverage sales, was also influenced by a shift in sales mix from food and beverage sales to entertainment and merchandise sales related to component and price changes in our Package Deals and tokens.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 40 basis points to 7.2% in 2012 from 7.6% in 2011. The percentage of cost of entertainment and merchandise was favorably impacted by the shift in the sales mix to entertainment and merchandise related to component and price changes in our Package Deals and tokens.

Labor expenses, as a percentage of Company store sales, increased 70 basis points to 28.0% in 2012 from 27.3% in 2011. The increase primarily related to a 1.2% increase in labor hours and a 0.6% increase in average hourly wage rate, partially offset by a reduction in store incentive compensation attributable to our sales decline.

Depreciation and amortization expense for Company-owned stores decreased $2.0 million to $78.8 million in 2012 from $80.8 million in 2011. The decrease primarily related to a reduction in depreciation and amortization expense of approximately $3.0 million associated with our change in the estimated useful lives of certain games, leasehold improvements and various pieces of equipment utilized in our stores implemented at the beginning of the third quarter of 2011. The change in accounting estimate is discussed further in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Advertising Expenses

Advertising expenses, as a percentage of total revenues, increased 10 basis points to 4.4% in 2012 from 4.3% in 2011. The increase is due to increases in production costs for new commercials, costs associated with our new advertising agency and new digital advertising costs, partially offset by a reduction in the frequency of national television advertising to children and frequency of free standing inserts.

General and Administrative Expenses

General and administrative expenses increased $1.5 million to $53.4 million in 2012 from $51.9 million in 2011. The increase primarily related to investments to modernize our various information technology platforms and infrastructure.

Asset Impairments

In 2012, we recognized an asset impairment charge of $6.8 million for 18 stores, of which seven stores were previously impaired. In 2011, we recognized an asset impairment charge of $2.7 million for six stores, none of which were previously impaired. We continue to operate all but two of these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value. For additional information about these impairment charges, refer to Note 4 “Property and Equipment – Asset Impairments” in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Interest Expense

Interest expense increased $0.5 million to $9.4 million in 2012 from $8.9 million in 2011. The increase is primarily due to interest related to new capital leases and an increase in the average outstanding debt balance on our revolving credit facility to $373.9 million in 2012 from $358.9 million in 2011, partially offset by the reduction in our weighted average effective interest rate. Our weighted average interest rate was 1.7% in 2012 compared to 2.0% in 2011, which decreased as a result of the expiration of our interest rate swap contract in May 2011.

Income Taxes

Our 2012 effective income tax rate decreased to 37.4% in 2012 as compared to 38.3% in 2011. The decrease primarily related to the recognition of uncertain tax positions resulting from favorable settlements and the expirations of statutes of limitations, refund claims filed in connection with prior year federal and state income tax returns, as well as the true-up of prior year’s estimated tax provision. The favorable impact of these adjustments was partially offset by an increase in other uncertain tax positions and a decrease in employment related federal income tax credits, as a result of the expiration of certain credits in 2012.

Diluted Earnings Per Share

Diluted earnings per share decreased to $2.47 per share in 2012 compared to $2.88 per share in 2011. The decrease was primarily due to an $11.4 million, or 20.7%, decrease in net income, significantly offset by the decrease in the number of weighted average diluted shares outstanding in 2012 as compared to 2011. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 2.7 million shares of our common stock since the beginning of the 2011 fiscal year. We estimate stock repurchases benefited our earnings per share in 2012 by approximately $0.17. Our estimate is based on the weighted average number of shares repurchased since the beginning of the 2011 fiscal year and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the 2011 fiscal year, or the effect of the issuance of restricted stock subsequent to the beginning of the 2011 fiscal year.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

Company store sales increased $2.8 million, or 0.3%, to $815.9 million in 2011 compared to $813.1 million in 2010. The increase in Company store sales primarily related to a weighted average net increase of approximately six Company-owned stores and an increase in menu prices of 0.7%, which were primarily initiated during the second quarter of 2010. These increases were partially offset by a decrease in comparable store sales of 2.0%. We believe the percentage decrease in comparable store sales resulted primarily from the negative effects of the sustained economic slowdown in the U.S. on our target economic demographic, including the adverse effects of persistently high unemployment and higher prices for food, fuel, utilities and healthcare on discretionary consumer spending.

Our Company store sales mix consisted of food and beverage sales totaling 47.7% and entertainment and merchandise sales totaling 52.3% in 2011 compared to 49.0% and 51.0%, respectively, in 2010. We believe the sales mix shift from food and beverage to entertainment and merchandise is primarily the result of our ongoing investment in our games, which we believe is resulting in our guests allocating more of their average check to games, coupled with ongoing changes made to our token-only coupons and the shift in component mix of Package Deals and coupons.

During the third quarter of 2011, we recognized franchise fees of $1.2 million associated with the termination of an international development agreement with a franchisee.

Company Store Operating Costs

Overall, the cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, increased 30 basis points to 15.7% in 2011 from 15.4% in 2010. The increase primarily related to an increase in cheese usage and an increase in the costs of certain commodities, including most significantly cheese costs.

Cost of food and beverage, as a percentage of food and beverage sales, increased 190 basis points to 24.7% in 2011 from 22.8% in 2010. The increase primarily related to an increase associated with higher cheese usage and higher cheese prices. During 2011, the weighted average block of cheese increased approximately $0.30 per pound, or 20.1%, compared to prices paid in 2010. Additionally, the increase was impacted by the deleveraging effect of the shift in sales mix in connection with component changes in our coupons and Package Deals.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 70 basis points to 7.6% in 2011 from 8.3% in 2010. The decrease primarily related to the leveraging effect of the shift in the sales mix to component changes in our Package Deals, coupons and changes to our token-only coupons.

Labor expenses, as a percentage of Company store sales, remained unchanged at 27.3% during 2011 and 2010, which was primarily related to a decline in our revenues that resulted in a reduction in sales-based compensation expense, offset by a 1.2% increase in our average hourly wage rate.

Depreciation and amortization expense for Company-owned stores increased $1.1 million to $80.8 million in 2011 from $79.7 million in 2010. The increase was primarily the result of ongoing capital investment initiatives at our existing stores and new store development. The increase was partially offset by a reduction in depreciation and amortization expense of approximately $3.0 million related to our change in the estimated useful lives of certain games, leasehold improvements and various pieces of equipment utilized in our stores.

Rent expense for our Company-owned stores increased $4.6 million to $75.0 million in 2011 from $70.4 million in 2010. The increase primarily related to recording additional deferred rent expense of $1.1 million and an increase associated with leased properties resulting from new store development and expansions of existing stores.

Other store operating expenses, as a percentage of Company store sales, decreased 30 basis points to 15.5% in 2011 from 15.8% in 2010. The decrease was primarily related to recording, in the prior year, an increase in self-insurance reserves of $1.7 million associated with the unfavorable development of certain general liability claims and a charge of $1.0 million to transition to a new soft drink supplier. The charges from the prior year were partially offset by a net increase in various store-related operating costs in 2011.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $51.9 million in 2011 from $50.7 million in 2010. The increase primarily related to an increase in corporate-office compensation costs and various corporate overhead expenses.

Asset Impairments

In 2011, we recognized an asset impairment charge of $2.7 million for six stores, of which none were previously impaired. In 2010, we recognized an asset impairment charge of $0.9 million for three stores, of which one store was previously impaired. The impairment charges were based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. We still operate all but one of these stores; however, due to a decline in their financial performance, management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to the carrying amount of certain property and equipment at these stores to their estimated fair value.

Interest Expense

Interest expense decreased to $8.9 million in 2011 from $12.1 million in 2010. The decrease primarily related to a reduction in our weighted average effective interest rate related to the expiration of our interest rate swap contract in May 2011, which fixed our interest rate at 4.62% on $150.0 million of our outstanding borrowings. This decrease was partially offset by an increase in the average debt balance outstanding in 2011 as compared to 2010. During 2011, the average debt balance outstanding under our revolving credit facility was $358.9 million compared to $335.3 million during 2010, and our weighted average effective interest rate, including the effect of our interest rate swap, was 2.0% in 2011 compared to 2.9% in 2010. Additionally, the decrease in interest expense related to recording, in the prior year, a non-recurring charge of $0.6 million related to interest associated with the examination of our 2006 and 2007 tax returns by the Internal Revenue Service (“IRS”).

Income Taxes

Our 2011 effective income tax rate decreased to 38.3% compared to 41.7% for 2010. The decrease in our effective tax rate was primarily related to our 2010 effective tax rate being adversely impacted by a $3.0 million net unfavorable adjustment made during 2010 largely resulting from adjustments made to our tax accounts identified as a result of an IRS examination of our 2006 and 2007 tax year, which was concluded and settled in 2010, as well as the true-up of prior year’s estimated tax provision. The impact of these adjustments was partially offset by favorable adjustments resulting from employment related state income tax credits. Our 2011 effective income tax rate was also favorably impacted by an increase in employment related federal and state income tax credits, including the federal Work Opportunity Tax Credit and New Hire Retention Credit. However, a

substantial number of the targeted groups qualifying under the Work Opportunity Tax Credit expired at the end of 2011, and the New Hire Retention Credit only applied to qualified employees hired during 2010 who remained employed for at least 52 consecutive weeks.

Diluted Earnings Per Share

Diluted earnings per share were $2.88 per share for 2011 compared to $2.55 per share in 2010. The increase, among other things, related to recording unfavorable discrete adjustments in 2010 of $3.0 million in connection with the IRS examination discussed above and a decrease of 9.8% associated with the number of weighted average diluted shares outstanding in 2011 as compared to 2010. The number of weighted average diluted shares outstanding decreased primarily due to our repurchase of 4.5 million shares of our common stock since the beginning of the 2010 fiscal year.

We estimate that the decrease in the number of weighted average diluted shares outstanding during 2011 attributable solely to our repurchases benefited our diluted earnings per share in 2011 by approximately $0.26 per share. Our estimate of the impact of stock repurchases is based on the weighted average number of shares repurchased since the beginning of the 2010 fiscal year and includes consideration of any estimated additional interest expense attributable to borrowings under our revolving credit facility to finance any stock repurchases. The diluted earnings per share computation excludes the effect of stock repurchases prior to the beginning of our 2010 fiscal year, the effect of the issuance of restricted stock and the exercise of stock options subsequent to the beginning of our 2010 fiscal year.

Financial Condition, Liquidity and Capital Resources

Overview of Liquidity

We finance our business activities through cash flows provided by our operations and, as necessary, from borrowings under a revolving credit facility.

The primary components of working capital are as follows:

•

Our store customers pay for their purchases in cash or credit cards at the time of the sale, and the cash from these sales is typically received before our related accounts payable to suppliers and employee payroll becomes due;

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

As a result of these factors, our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets). The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$137,092	$177,233	$156,870
Net cash used for investing activities	(98,903)	(94,652)	(102,869)
Net cash used for financing activities	(37,285)	(82,973)	(52,163)
Effect of foreign exchange rate changes on cash	59	(204)	70

Change in cash and cash equivalents	$963	$(596)	$1,908

Interest paid	$9,419	$9,081	$11,596
Income taxes paid, net	$27,598	$6,592	$41,725

	At Year End
	2012	2011
	(in thousands)
Cash and cash equivalents	$19,636	$18,673
Revolving credit facility borrowings	$389,500	$389,600
Available unused commitments under revolving credit facility	$100,100	$99,741

Funds generated by our operating activities, available cash and cash equivalents and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our strategic plan and capital initiatives for the next year. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels.

Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures and servicing our debt. We may also use cash from operations to pay dividends to our stockholders and to repurchase shares of our common stock.

Our cash and cash equivalents totaled $19.6 million and $18.7 million as of December 30, 2012 and January 1, 2012, respectively. Cash and cash equivalents as of December 30, 2012 and January 1, 2012 includes $7.8 million and $7.0 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

Our strategic plan does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending. In 2013, our planned capital spending includes new store development, existing store improvements, improvements to our various information technologies platforms and other capital initiatives.

Sources and Uses of Cash – Fiscal Year 2012 Compared to Fiscal Year 2011

Net cash provided by operating activities decreased $40.1 million to $137.1 million in 2012 from $177.2 million in 2011. The decrease was primarily attributable to a $9.0 million refund of federal income tax reported on our 2010 income tax return received in the first quarter of 2011 and an increase in the amount of estimated tax payments required for 2012 income taxes. The remaining decrease in cash provided by operating activities related to a decrease in net income and changes in our working capital.

Our cash interest payments increased $0.3 million to $9.4 million in 2012 from $9.1 million in 2011. The increase primarily related to higher average outstanding debt balances on our revolving credit facility of $373.9 million in fiscal 2012 as compared to $358.9 in fiscal 2011, partially offset by a decrease in the weighted average interest rate incurred from 2.0% to 1.7% on our borrowings under our revolving credit facility. The decrease in the weighted average interest rate was associated with the expiration of the interest rate swap agreement in May 2011.

Our cash payments for income taxes, net of refunds received, increased $21.0 million to $27.6 million in 2012 from $6.6 million in 2011. The increase primarily related to the receipt in 2011 of refunds of $9.0 million in federal income taxes related to our 2010 tax year and a $15.0 million increase of estimated tax payments required for 2012 federal income taxes, partially offset by a $3.0 million reduction in the amount of other income tax payments. The reduced amount of tax payments and the increase in refunds related to our 2010 and 2011 tax years largely resulted from more favorable bonus tax depreciation rules in effect from September 2010 through December 2011. Bonus depreciation for qualifying capital additions placed in service in 2012 was less favorable and was scheduled to expire at the end of 2012. However in January 2013, bonus depreciation for qualifying capital additions placed in service in 2013 was extended, and thus, we will continue to benefit from bonus depreciation through 2013.

Net cash used in investing activities increased $4.2 million to $98.9 million in 2012 from $94.7 million in 2011. The increase primarily related to an increase in the number of new or relocated stores opened or acquired in 2012 compared to 2011, partially offset by a reduction of $24.7 million in spending on existing stores in 2012. Capital spending for our existing stores affected 125 stores during 2012 compared to 181 stores during 2011. Additionally, during 2012 we opened 13 new stores, including three relocated stores and one acquired from a franchisee, while in 2011 we opened four new stores, including two relocations.

Net cash used in financing activities decreased $45.7 million to $37.3 million in 2012 from $83.0 million in 2011. The decrease primarily related to a $65.4 million decrease in repurchases of our common stock, partially offset by an $8.4 million increase in dividend payments and net repayments of $0.1 million on our revolving credit facility in 2012 compared to net proceeds of $12.6 million on our revolving credit facility in 2011.

Sources and Uses of Cash – Fiscal Year 2011 Compared to Fiscal Year 2010

Net cash provided by operating activities increased $20.3 million to $177.2 million in 2011 from $156.9 million in 2010. Operating cash flows in 2011 benefited from a decrease in the amounts of estimated tax payments required for 2011 and receipt of $9.2 million in refunds related to federal and state tax overpayments reported on our 2010 income tax returns received in 2011. The reduction in estimated tax payments and the refunds both largely resulted from more favorable bonus tax depreciation rules in effect from September 2010 through December 2011. This increase was partially offset by a decrease in working capital including the timing of when we made payments related to accounts payable and accrued expenses in 2011.

Our cash interest payments decreased $2.5 million to $9.1 million in 2011 from $11.6 million in 2010. The decrease primarily related to the decrease in the weighted average interest rate incurred from 2.9% to 2.0% on our borrowings under our revolving credit facility. This decrease primarily related to the expiration of our interest rate swap agreement in May 2011, partially offset by an increase in the average debt balance outstanding under our revolving credit facility from $335.3 million to $358.9 million.

Our cash payments for income taxes, net of refunds received, decreased $35.1 million to $6.6 million in 2011 from $41.7 million in 2010. As previously noted, the decrease in payments for income taxes was primarily the result of favorable tax depreciation rules in effect from September 2010 through December 2011. The decrease in income tax payments was also the result of refunds received of $9.2 million, which includes the refund of an overpayment of $9.0 million of federal income taxes relating to our 2010 tax return that was received during the first quarter of 2011.

Net cash used in investing activities decreased $8.2 million to $94.7 million in 2011 from $102.9 million in 2010. The decrease primarily related to a decrease in the number of capital spending initiatives at our existing stores and the number of new Company store development efforts during 2011 as compared to 2010. Capital spending initiatives for our existing stores affected 181 stores during 2011 compared to 223 stores in 2010. Additionally, during 2010 we opened seven new or relocated stores and acquired five stores from franchisees while in 2011 we opened four new stores, including two relocations.

Net cash used in financing activities increased $30.8 million to $83.0 million in 2011 from $52.2 million in 2010. The increase primarily related to the payment of quarterly cash dividends in 2011 of $11.5 million, a $10.1 million decrease in borrowings under our revolving credit facility, the payment of $2.1 million in 2011 for financing costs related to amending and restating our revolving credit facility, a $2.1 million increase in our share repurchases of our common stock and a $5.2 million reduction in the amount of cash proceeds received through the exercise of employee stock options during 2011 as compared to 2010 due to the decline in the number of stock option awards available to be exercised.

Debt Financing

We maintain a $500.0 million revolving credit facility under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During 2012, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.20% to 0.30%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis ranging from 0.15% to 0.30%, depending on our financial performance and debt levels on any unused portion of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility, provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of December 30, 2012, we had $389.5 million of borrowings outstanding and $10.4 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the year ending December 30, 2012.

Our revolving credit facility contains a number of covenants that, among other things, require us to comply with the following financial ratios as of the end of any fiscal quarter:

•

a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0, based upon the ratio of (a) consolidated earnings before interest, income taxes and rents (“EBITR”) for the last four fiscal quarters to (b) the sum of consolidated interest charges plus consolidated rent expense during such period. Consolidated EBITR, as defined in the revolving credit facility, equals net income plus consolidated interest charges, income taxes, stock-based compensation expense, rent expense and other non-cash charges, reduced by non-cash income.

•

a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility) to (b) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility, equals our consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock and provide for our working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. As of December 30, 2012, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.02 to 1.0 and a consolidated leverage ratio of 2.4 to 1.0, and we expect to remain in compliance for the next twelve months.

Cash Dividends

The table below presents dividends declared during 2012 and 2011:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable Per Share	Total Amount of Dividends Declared
				(in millions)
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0
May 1, 2012	June 7, 2012	July 5, 2012	0.22	3.9
July 31, 2012	September 6, 2012	October 4, 2012	0.22	4.0
October 30, 2012	December 6, 2012	December 27, 2012	0.24	4.3

			$0.90	$16.2

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable Per Share	Total Amount of Dividends Declared
				(in millions)
February 22, 2011	March 24, 2011	April 21, 2011	$0.20	$4.0
May 3, 2011	June 2, 2011	July 7, 2011	0.20	3.9
August 2, 2011	September 8, 2011	October 6, 2011	0.20	3.8
November 1, 2011	December 1, 2011	January 5, 2012	0.22	4.1

			$0.82	$15.8

On February 19, 2013, our Board declared a cash dividend of $0.24 per share, or $4.3 million, which will be paid on April 18, 2013 to stockholders of record on March 21, 2013. We expect to continue to pay quarterly cash dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends and the establishment of record and payment dates, if any, is subject to final determination by our Board each quarter, after its review of our business strategy, applicable debt covenants and financial performance and position, among other things.

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included above in “Debt Financing.” See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.

Capital Expenditures

Capital expenditures for 2012 totaled $102.5 million, including $43.1 million related to capital initiatives for our existing stores, $37.4 million related to new store development and the remainder of $22.0 million related to other store initiatives, general store requirements and corporate capital expenditures. The following table summarizes information regarding the number of capital spending initiatives and the approximate total capital spend for the periods presented:

	Fiscal Year
	2012	2011	2010
Investment in existing Company-owned stores:
Game enhancements (1)	94	137	180
Major remodels	6	11	15
Store expansions	25	33	28

Total completed	125	181	223

Total capital spend on existing Company-owned stores (in millions)	$40	$65	$65

Company-owned stores added (2)	13	4	12

Total capital spend on new Company-owned stores (in millions)	$35	$10	$20

(1)

2010 included incremental game enhancements completed for stores located in the Los Angeles, San Diego, Chicago and Philadelphia market areas in conjunction with local television advertising. In 2012 and 2011, we did not incur any incremental game enhancements in conjunction with local television advertising.

(2)

Company-owned stores added during 2012 included one store acquired from a franchisee and three stores we relocated. Company-owned stores added during 2011 included two stores we relocated. Company-owned stores added during 2010 included five stores acquired from franchisees and two stores we relocated.

New Company store development. Our plan for new store development is primarily focused on opening high sales volume stores in densely populated areas. We expect the cost of opening a new store will vary depending upon many factors, including the existing real estate market, the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Existing stores. We believe that in order to maintain consumer demand and the appeal of our concept, we must continue to reinvest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions.

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

Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements in our stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the playroom area of the store, increase the number of games and rides and modify or develop a new exterior and interior identity.

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

Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are strategic investments required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintaining and protecting our existing sales and cash flows over the long-term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that have competitors in their market. We believe that expanding the square footage and entertainment space of a store increases our customer traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased customer traffic and satisfaction.

Fiscal 2013 Capital Plan

We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate that total capital expenditures for 2013 will be approximately $82 million to $84 million, including (a) approximately $41 million related to new store development; (b) approximately $28 million related to capital initiatives for our existing stores; and (c) the remainder for other store initiatives, general store requirements and other corporate capital expenditures. As discussed above, we currently plan to continue our store growth plan over the next four years and expect to open approximately 50 to 60 new stores, 12 to 15 of which we plan to open in 2013 at an average cost of approximately $2.7 million per store. New store growth will include a combination of opening new stores, acquiring franchise stores and relocating existing stores.

We continually reassess the need for capital investment in our existing stores in light of each store’s current condition. We currently anticipate that our existing store capital plan will average $28 million per year over the next three years (2013-2015) and will impact, on average, 120 to 150 stores per year. This is a reduction in our planned existing store capital investment of approximately $15 million per year compared to 2012 and $40 million per year compared to 2011. In part, this reduction in planned capital expenditures for 2013 relates to a significant decline in the number of store expansions.

The following tables summarize information regarding the expected number of, and estimated average cost for, our projected capital expenditures activities in fiscal 2013:

	Projected Completions In Fiscal 2013	Estimated Average Cost Per Project	Projected Total Costs In Fiscal 2013
	(in millions, except projected completions)
Investment in existing Company-owned stores:
Store expansions	12	$1.0	$12
Game enhancements	100	$0.1	$10
Major remodels	8	$0.7	$6

Total	120		$28

New Company store development (1)	15	$2.7	$41

(1)	New Company store development projected for fiscal year 2013 includes one store relocation.

Share Repurchases

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200 million increases each. During 2012, we repurchased 406,507 shares of our common stock at an aggregate purchase price of $14.4 million. As of December 30, 2012, $47.0 million remained available for us to repurchase shares of our common stock in the future, under our approved stock repurchase program.

Our stock repurchase program does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our common stock we may repurchase. See the discussion of our current revolving credit facility included above in “Debt Financing.”

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 30, 2012, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

The following table summarizes our contractual cash obligations as of December 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$1,094,424	$78,733	$157,625	$158,426	$699,640
Capital leases	40,456	2,795	5,406	5,138	27,117
Purchase obligations (2)	24,454	19,239	1,812	1,912	1,491
Revolving credit facility	389,500	—	—	389,500	—
Interest obligations (3)	25,343	6,599	13,161	5,583	—
Uncertain tax positions (4)	934	934	—	—	—

	$1,575,111	$108,300	$178,004	$560,559	$728,248

(1)

Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured but excludes contingent rent obligations and obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations primarily consist of obligations for the purchase of merchandise and entertainment inventory and obligations associated with the modernization of various information technology platforms. The above purchase obligations exclude agreements that are cancelable without significant penalty.

(3)

Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (a) terms of the revolving credit facility agreement and (b) using a 1.7% weighted average interest rate incurred on outstanding borrowings as of December 30, 2012. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in October 2016.

(4)

Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits has been provided in the table above. The noncurrent portion of $2.0 million is excluded from the table above.

As of December 30, 2012, capital expenditures totaling $3.0 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.

The total estimate of accrued liabilities for our self-insurance programs was $20.0 million as of December 30, 2012. We estimate that $8.0 million of these liabilities will be paid in fiscal 2013 and the remainder paid in fiscal 2014 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.

As of December 30, 2012, there were $10.4 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.

As of December 30, 2012, we had dividends payable of $0.7 million, which will be paid when the restricted stock associated with the declared cash dividends vest, which is generally over four years. On February 19, 2013, our Board declared additional cash dividends of $4.3 million, which will largely be paid in the second quarter of 2013.

We enter into various purchase agreements in the ordinary course of business and have fixed price agreements and contracts with “spot” market prices primarily relating to food and beverage products. Other than the purchase obligation included in the above table, we do not have any material contracts (either individually or in the aggregate) in place committing us to a minimum or fixed level of purchases or that are cancelable subject to significant penalty.

Inflation

Our cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of our Consolidated Financial Statements, the reported amount of revenues and expenses during the reporting period and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our Consolidated Financial Statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time our Consolidated Financial Statements were prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results could differ materially from these estimates under different assumptions or conditions.

The significant accounting policies used in the preparation of our Consolidated Financial Statements are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” included in Part II, Item 8. “Financial Statements and Supplementary Data.” We consider an accounting policy or estimate to be critical if it requires difficult, subjective or complex judgments and is material to the portrayal of our consolidated financial condition, changes in financial condition or results of operations. The selection, application and disclosure of the critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors. Our accounting policies and estimates that our management considers most critical are as follows:

Estimation of Reserves

The amount of liability we record for claims related to insurance and tax reserves requires us to make judgments about the amount of expenses that will ultimately be incurred. We use history and experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, we assess the potential liability related to various claims and revise our estimates as appropriate. These revisions could materially impact our consolidated results of operations, financial position or liquidity.

Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our Company sponsored employee health insurance programs. The self-insured health program is administered by a third party covering the majority of the employees that participate in our health insurance programs. We estimate the amount of accrued liabilities for all the insurance programs. This estimate is primarily based on historical claims experience and loss reserves, current claims data, demographic factors, severity factors and other factors that we deem relevant to limit our losses, as well as information provided by independent third-party actuaries. However, to limit our losses, we purchase stop-loss insurance coverage through third-party insurers for certain losses related to workers’ compensation, general liability, property and employee health insurance programs, where our deductibles range from $0.2 million to $0.5 million per occurrence. As of December 30, 2012, our total estimate of accrued liabilities for our self-insurance programs was $20.0 million. We estimate $8.0 million of these liabilities will be paid in fiscal 2013 and the remainder paid in fiscal 2014 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.

Tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At December 30, 2012, we had recorded $2.9 million of unrecognized tax benefits. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our consolidated results of operations, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.

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

The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:

•	Discount rate based on our weighted average cost of capital and the risk-free rate of return;

•	Sales growth rates and cash flow margins over the expected remaining lease terms;

•	Strategic plans, including projected capital spending and intent to exercise renewal options, for the store;

•	Salvage values; and

•	Other risks and qualitative factors specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.

During 2012, the average discount rate, average sales growth rate and average cash flow margin rate used were 8.0%, 0.5% and 8.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

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

Recently Issued Accounting Guidance

See Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes and foreign currency fluctuations.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of December 30, 2012 of $389.5 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased annual interest expense by approximately $3.8 million for the year ended December 30, 2012.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For 2012, the weighted average cost of a block of cheese was $1.70. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been approximately $1.2 million for the year ended December 30, 2012. For 2012, the weighted average cost of dough per pound was $0.43. The estimated increase in our food costs from a hypothetical 10% increase in the average price of dough per pound would have been approximately $0.5 million for the year ended December 30, 2012.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar, as we operate a total of 14 Company-owned stores in Canada. For the year ended December 30, 2012, our Canadian stores represented less than 0.1% of our consolidated operating income. Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 30, 2012 were $0.9601 and $1.0334, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 30, 2012 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 8. Financial Statements and Supplementary Data.

CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CEC Entertainment, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. We also have audited the Company’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 21, 2013

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share information)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,636	$18,673
Accounts receivable	26,411	24,253
Inventories	18,957	18,659
Prepaid expenses	18,171	15,436
Deferred tax asset	2,884	3,660

Total current assets	86,059	80,681
Property and equipment, net	703,956	683,390
Other noncurrent assets	11,791	8,400

Total assets	$801,806	$772,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$1,060	$834
Accounts payable	32,678	32,857
Accrued expenses	35,517	34,631
Unearned revenues	11,779	9,854
Dividends payable	312	4,111
Accrued interest	1,794	1,401

Total current liabilities	83,140	83,688
Capital lease obligations, less current portion	21,656	10,075
Revolving credit facility borrowings	389,500	389,600
Deferred rent liability	57,196	54,165
Deferred landlord contributions	27,092	28,278
Deferred tax liability	62,931	64,360
Accrued insurance	11,980	12,420
Other noncurrent liabilities	5,037	5,708

Total liabilities	658,532	648,294

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,696,806 and 61,553,698 shares issued, respectively	6,170	6,155
Capital in excess of par value	447,449	441,960
Retained earnings	823,012	795,604
Accumulated other comprehensive income	5,880	5,342
Less treasury stock, at cost; 43,814,979 and 43,408,472 shares, respectively	(1,139,237)	(1,124,884)

Total stockholders’ equity	143,274	124,177

Total liabilities and stockholders’ equity	$801,806	$772,471

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal Year
	2012	2011	2010
REVENUES:
Food and beverage sales	$372,948	$388,908	$398,241
Entertainment and merchandise sales	425,989	426,986	414,892

Total Company store sales	798,937	815,894	813,133
Franchise fees and royalties	4,543	5,284	4,115

Total revenues	803,480	821,178	817,248

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	93,417	95,989	90,649
Cost of entertainment and merchandise (exclusive of items shown separately below)	30,855	32,362	34,233

Total cost of food, beverage, entertainment and merchandise	124,272	128,351	124,882
Labor expenses	223,605	222,596	222,337
Depreciation and amortization	78,769	80,826	79,716
Rent expense	75,312	74,992	70,425
Other store operating expenses	126,855	126,847	128,075

Total Company store operating costs	628,813	633,612	625,435

Other costs and expenses:
Advertising expense	35,407	34,989	35,282
General and administrative expenses	53,437	51,859	50,693
Asset impairments	6,752	2,739	936

Total operating costs and expenses	724,409	723,199	712,346

Operating income	79,071	97,979	104,902
Interest expense	9,401	8,875	12,142

Income before income taxes	69,670	89,104	92,760
Income taxes	26,080	34,142	38,726

Net income	$43,590	$54,962	$54,034

Earnings per share:
Basic	$2.48	$2.88	$2.55
Diluted	$2.47	$2.88	$2.55

Weighted average common shares outstanding:
Basic	17,545	19,072	21,163
Diluted	17,618	19,121	21,204

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year
	2012	2011	2010
Net income	$43,590	$54,962	$54,034

Components of other comprehensive income, net of tax:
Change in fair value of cash flow hedge, net of income taxes of $0, ($5) and ($510), respectively	—	(10)	(835)
Hedging loss realized in earnings, net of income taxes of $0, $760 and $1,888, respectively	—	1,231	3,094
Foreign currency translation adjustments, net of income taxes of $31, ($64) and $144, respectively	538	(401)	1,123

Total components of other comprehensive income, net of tax	538	820	3,382

Comprehensive income	$44,128	$55,782	$57,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at January 3, 2010	61,120,018	$6,112	$425,717	$702,414	$1,140	38,944,354	$(967,470)	$167,913
Net income	—	—	—	54,034	—	—	—	54,034
Other comprehensive income	—	—	—	—	3,382	—	—	3,382
Stock-based compensation costs	—	—	7,529	—	—	—	—	7,529
Stock options exercised	181,043	18	5,773	—	—	—	—	5,791
Restricted stock issued, net of forfeitures	194,700	20	(20)	—	—	—	—	—
Tax shortfall from stock options and restricted stock, net	—	—	(790)	—	—	—	—	(790)
Restricted stock returned for taxes	(78,424)	(8)	(2,759)	—	—	—	—	(2,767)
Common stock issued under 401(k) plan	18,892	2	601	—	—	—	—	603
Purchases of treasury stock	—	—	—	—	—	2,184,515	(77,633)	(77,633)

Balance at January 2, 2011	61,436,229	6,144	436,051	756,448	4,522	41,128,869	(1,045,103)	158,062

Net income	—	—	—	54,962	—	—	—	54,962
Other comprehensive income	—	—	—	—	820	—	—	820
Stock-based compensation costs	—	—	7,376	—	—	—	—	7,376
Stock options exercised	17,588	1	631	—	—	—	—	632
Restricted stock issued, net of forfeitures	173,713	17	(17)	—	—	—	—	—
Tax benefit from stock options and restricted stock, net	—	—	674	—	—	—	—	674
Restricted stock returned for taxes	(73,832)	(7)	(2,755)	—	—	—	—	(2,762)
Dividends declared	—	—	—	(15,806)	—	—	—	(15,806)
Purchases of treasury stock	—	—	—	—	—	2,279,603	(79,781)	(79,781)

Balance at January 1, 2012	61,553,698	6,155	441,960	795,604	5,342	43,408,472	(1,124,884)	124,177

Net income	—	—	—	43,590	—	—	—	43,590
Other comprehensive income	—	—	—	—	538	—	—	538
Stock-based compensation costs	—	—	7,595	—	—	—	—	7,595
Restricted stock issued, net of forfeitures	214,059	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	565	—	—	—	—	565
Restricted stock returned for taxes	(70,951)	(7)	(2,649)	—	—	—	—	(2,656)
Dividends declared	—	—	—	(16,182)	—	—	—	(16,182)
Purchases of treasury stock	—	—	—	—	—	406,507	(14,353)	(14,353)

Balance at December 30, 2012	61,696,806	$6,170	$447,449	$823,012	$5,880	43,814,979	$(1,139,237)	$143,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,590	$54,962	$54,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,510	81,560	80,679
Deferred income taxes	(836)	20,292	7,210
Stock-based compensation expense	7,468	7,185	7,338
Amortization of landlord contributions	(2,293)	(2,024)	(2,049)
Amortization of deferred debt financing costs	492	361	281
Loss on asset disposals, net	3,562	3,035	3,320
Asset impairments	6,752	2,739	936
Other adjustments	474	423	15
Changes in operating assets and liabilities:
Accounts receivable	(1,587)	3,113	1,132
Inventories	(594)	(714)	(423)
Prepaid expenses	(4,150)	(1,721)	1
Accounts payable	374	(2,416)	6,723
Accrued expenses	1,132	(349)	336
Unearned revenues	1,925	460	1,748
Accrued interest	(376)	(37)	118
Income taxes payable	(1,361)	6,170	(9,811)
Deferred rent liability	2,744	3,016	2,658
Deferred landlord contributions	266	1,178	2,624

Net cash provided by operating activities	137,092	177,233	156,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,489)	(94,669)	(99,844)
Other investing activities	586	17	(3,025)

Net cash used in investing activities	(98,903)	(94,652)	(102,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	(100)	12,600	22,700
Payments on capital lease obligations	(949)	(938)	(885)
Payment of debt financing costs	—	(2,052)	—
Dividends paid	(19,846)	(11,487)	—
Proceeds from exercise of stock options	—	632	5,791
Excess tax benefit realized from stock-based compensation	619	815	631
Restricted stock returned for payment of taxes	(2,656)	(2,762)	(2,767)
Purchases of treasury stock	(14,353)	(79,781)	(77,633)

Net cash used in financing activities	(37,285)	(82,973)	(52,163)

Effect of foreign exchange rate changes on cash	59	(204)	70

Change in cash and cash equivalents	963	(596)	1,908
Cash and cash equivalents at beginning of period	18,673	19,269	17,361

Cash and cash equivalents at end of period	$19,636	$18,673	$19,269

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,419	$9,081	$11,596
Income taxes paid, net	$27,598	$6,592	$41,725

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,025	$3,580	$11,149
Dividends payable	$656	$4,319	$—
Capital lease obligations	$12,732	$932	$593

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:

Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company “) operate and franchise Chuck E. Cheese’s® family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and eight foreign countries and territories. As of December 30, 2012 we and our franchisees operated a total of 565 stores, of which 514 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 51 stores located in 15 states and seven foreign countries and territories, including Chile, Guam, Guatemala, Mexico, Puerto Rico, Saudi Arabia and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.

All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable segment for financial reporting purposes.

Basis of Presentation: Our Consolidated Financial Statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the store locations that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.

All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2012, 2011 and 2010 fiscal years each consisted of 52 weeks.

Use of Estimates and Assumptions: The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimate and Capitalization Thresholds: During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised our estimate of the useful lives of certain property and equipment as follows: (a) certain games from six years to either eight or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 to 15 years or the remaining lease term if shorter; and (d) other

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an asset’s current carrying value over its revised remaining useful life. This change provided an incremental benefit to pre-tax depreciation and amortization expense in our Consolidated Statements of Earnings in the second half of 2011 and the first half of 2012. Pre-tax depreciation and amortization expense incrementally benefited by approximately $3.0 million for both 2012 and 2011.

In conjunction with the revision of the estimated useful lives of certain property and equipment in 2011, we also changed our capitalization thresholds with respect to costs associated with certain refurbished games, as well as costs related to the replacement of certain asset parts. This change incrementally increased other store operating costs in our Consolidated Statements of Earnings in the second half of 2011 and first half of 2012. Pre-tax other store operating costs incrementally increased by approximately $1.0 million for 2012 and 2011.

We estimate that the after-tax effect of both the change in estimated useful lives and the change in capitalization thresholds benefited our fully diluted earnings per share by approximately $0.08 and $0.06 per share for the years ended December 30, 2012 and January 1, 2012, respectively.

Subsequent Events: We recognize the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet, including the impact of such events on management’s estimates and assumptions used in preparing our Consolidated Financial Statements. Other significant subsequent events that are not recognized in our Consolidated Financial Statements, if any, are disclosed in the Notes to Consolidated Financial Statements.

Cash and Cash Equivalents: Cash and cash equivalents are comprised of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the purchase date.

Concentrations of Credit Risk: We have exposure to credit risk to the extent that our cash and cash equivalents exceed amounts covered by the United States and Canada deposit insurance limits, as we currently maintain a significant amount of our cash and cash equivalents balances with two major financial institutions. The individual balances, at times, may exceed the insured limits. We have not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of a material loss is considered remote.

Inventories: Inventories of food, beverages, merchandise, paper products and other supplies needed for our food service and entertainment operations are stated at the lower of cost on a first-in, first-out basis or market.

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

exercised) when estimating the depreciable lives of leasehold improvements, in determining classification of our leases as either operating or capital and in recognizing straight-line rent expense. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment for indicators of impairment on an ongoing basis at the lowest reporting unit level, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases.

Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In 2012, 2011 and 2010, we capitalized internal costs of $3.3 million, $3.6 million and $3.6 million, respectively, related to our store development activities.

Goodwill: In 2010, we recorded goodwill of $3.5 million associated with four stores we acquired from our franchisees, representing the excess of the purchase price over the fair value of the specific assets acquired. As of December 30, 2012 and January 1, 2012, goodwill of $3.5 million was included in “Other noncurrent assets” on our Consolidated Balance Sheets. Goodwill is not amortized, but is tested for impairment at least once per year, or when events or changes in circumstances indicate that the carrying amount may be less than fair value, using a two-step fair value test. We perform this test at the lowest reporting unit, which is at the store level. The first step of the test compares the carrying amount of the goodwill to its estimated fair value, which is based on the undiscounted expected future cash flows of the store. If the estimated fair value of the store is less than its carrying amount, a second step is performed to quantify the amount of goodwill impairment that should be recorded. When testing goodwill for impairment, we make certain assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing a store’s property and equipment for impairment, as described above. We believe our assumptions in calculating the fair value are similar to those used by other marketplace participants. We perform our annual impairment analysis of goodwill at the beginning of the fourth quarter of each fiscal year. We did not record any losses in connection with our impairment tests in 2012, 2011 or 2010.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation claims, property losses, general liability matters and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all of our self-insurance programs at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, with the assistance of an independent third-party actuary. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Our deductibles range from $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.

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

Revolving Credit Facility Borrowings: We classify the borrowings obtained under our revolving credit facility as a noncurrent liability on our Consolidated Balance Sheets because the credit agreement allows us, except in the event of our violation of a provision that makes the obligation callable, to continuously refinance borrowings on a long-term basis through the maturity date and, by its terms, borrowings are not due on demand. On October 28, 2011, we amended and restated our then existing revolving credit facility. Refer to Note 6 “Revolving Credit Facility” for further discussion of our revolving credit facility.

Comprehensive Income: We present the components of other comprehensive income (“OCI”) in a separate financial statement, referred to as our Consolidated Statements of Comprehensive Income. Comprehensive income consists of net income and certain other changes in stockholders’ equity, which are excluded from net income and referred to as OCI on our Consolidated Statements of Changes in Stockholders’ Equity. Our OCI consists of foreign currency translation adjustments, net of tax. In 2011 and 2010, our OCI also consisted of changes in the fair value of our interest rate swap, net of tax, and hedging losses realized in earnings, net of tax. OCI is recorded directly to “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity.

Foreign Currency Translation: Our Consolidated Financial Statements are presented in U.S. dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of “Accumulated other comprehensive income” on our Consolidated Statements of Changes in Stockholders’ Equity and in our Consolidated Statements of Comprehensive Income. The effect of foreign currency exchange rate changes on cash is reported in our Consolidated Statements of Cash Flows as a separate component of the change in cash and cash equivalents during the period.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and capital lease obligations. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our revolving credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions. We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the store over its expected remaining lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 4 “Property and Equipment” for the fair value disclosures of stores we have impaired.

During 2012 and 2011, there were no significant transfers among level 1, 2 or 3 fair value determinations.

Stock-Based Compensation: We expense the fair value of stock-based compensation awards granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date.

Stock-based compensation expense is recorded in “General and administrative expenses” in the Consolidated Statements of Earnings, which is the same financial statement caption where the associated salary expense of employees with stock-based compensation awards is recorded. The gross benefits of tax deductions in excess of the compensation cost recognized from the vesting of restricted stock awards are tax affected and classified as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

Revenue Recognition – Company Store Activities: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens are purchased by guests, and we accrue unearned revenue as a liability for the estimated amount of unused tickets and tokens that may be redeemed or used in the future. We allocate the revenue recognized from the sale of value-priced combination packages, which generally are comprised of food, beverage and game tokens (and in some instances, merchandise), between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

We sell gift cards to our customers in our stores and through certain third-party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as unearned gift card revenue liability when sold and are recognized as revenue when: (a) the gift card is redeemed by the guest or (b) the likelihood of the gift card being redeemed by the guest is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards. Breakage income from gift cards is included in “Food and beverage sales” in our Consolidated Statements of Earnings and was not material for the periods presented.

Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new stores, and once a store is opened, a franchisee is charged monthly royalties based on a percentage of franchised stores’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are accrued as unearned franchise revenue liability when received and recognized as revenue when the franchised stores associated with the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $3.8 million, $3.7 million and $3.7 million in 2012, 2011 and 2010, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.

Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes all direct costs of food and beverage sold to our guests and related paper and birthday supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items. These amounts exclude any allocation of other operating costs including labor and related costs for store personnel and depreciation and amortization expense.

Vendor Rebates: We receive rebate payments primarily from a single third-party vendor. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendor, rebates are primarily provided based on the quantity of the vendor’s products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendor’s products, and when the related inventory is sold, the allowances are recognized in “Cost of food and beverage” in our Consolidated Statements of Earnings.

Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. The difference between actual rent payments and rent expense in any period is recorded as “Deferred rent liability” on our Consolidated Balance Sheets. Construction allowances received from the landlord as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are accrued as deferred landlord contributions. Landlord contributions are amortized on a straight-line basis over the lease term as a reduction to rent expense.

Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (continued):

We and our franchisees are required to contribute a percentage of gross sales to advertising, media and entertainment funds maintained by the Association, which are utilized to administer all the national advertising programs that benefit both us and our franchisees. Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to advertising expenses in our Consolidated Financial Statements. Our contributions to the Association Funds are eliminated in consolidation. Contributions from our franchisees to the Association Funds for advertising, entertainment and media programs were $2.0 million, $2.1 million and $2.2 million for fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on undistributed income from our Canadian subsidiary, as these earnings are considered to be permanently invested.

We maintain tax reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. In our Consolidated Statements of Earnings, we include interest expense related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses.” On our Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

Recently Issued Accounting Guidance

Accounting Guidance Adopted: In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amended ASC 820, Fair Value Measurements and Disclosures. This amendment clarified the FASB’s intent about the application of existing fair value measurement and disclosure guidance, including additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of this amendment requires additional disclosure but did not have an impact on our Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies:

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value of goodwill is less than its carrying value before requiring an entity to quantitatively calculate the two-step goodwill impairment model that is currently in place. If an entity determines through its qualitative assessment that the fair value of goodwill is more likely than not greater than its carrying value, then the remaining impairment steps would be deemed unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption of this amendment during the first quarter of 2012 did not have an impact on our Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted: In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative impairment test for indefinite-lived intangible assets. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. This amendment is effective for fiscal years beginning after September 15, 2012. Early application is permitted. We believe the adoption of this guidance will not have a significant impact on our Consolidated Financial Statements.

Note 2. Accounts Receivable:

Accounts receivable consisted of the following:

	At Year End
	2012	2011
	(in thousands)
Trade receivables	$7,320	$6,635
Vendor rebates	7,186	7,043
Income taxes receivable	9,189	9,137
Other accounts receivable	2,716	1,438

	$26,411	$24,253

Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers through the stop-loss coverage we purchase for our self-insurance programs.

Note 3. Inventories:

Inventories consisted of the following:

	At Year End
	2012	2011
	(in thousands)
Food and beverage	$4,549	$4,156
Entertainment and merchandise	14,408	14,503

	$18,957	$18,659

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Inventories (continued):

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items used as redemption prizes for certain games, sold directly to our guests or used as part of our birthday party packages. In addition, entertainment and merchandise inventories also consist of other supplies used in our entertainment operations.

Note 4. Property and Equipment:

Property and equipment consisted of the following:

	At Year End
	2012	2011
	(in thousands)
Land	$43,423	$43,735
Buildings	112,205	110,387
Leasehold improvements	602,940	579,541
Game and ride equipment	284,666	279,543
Furniture, fixtures and other equipment	229,943	219,373
Property leased under capital leases (Note 7)	28,650	16,800

	1,301,827	1,249,379
Less accumulated depreciation and amortization	(608,125)	(573,289)

Net property and equipment in service	693,702	676,090
Construction in progress	10,254	7,300

	$703,956	$683,390

Property leased under capital leases consists primarily of buildings for our store locations. Accumulated amortization related to these assets was $9.1 million and $8.3 million as of December 30, 2012 and January 1, 2012, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization expense” in our Consolidated Statements of Earnings.

Total depreciation and amortization expense was $79.5 million, $81.6 million and $80.7 million in 2012, 2011 and 2010, respectively, of which, $0.7 million, $0.7 million and $1.0 million in 2012, 2011 and 2010, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.

Asset Impairments

In 2012, we recognized asset impairment charges of $6.8 million relating to 18 stores, of which seven stores were previously impaired. In 2011, we recognized asset impairment charges of $2.7 million relating to six stores, none of which were previously impaired. In 2010, we recognized asset impairment charges of $0.9 million relating to three stores. We continue to operate all but two of these stores. These impairment charges were the result of a decline in the stores’ financial performance, primarily due to various economic factors in the markets in which the stores are located. As of December 30, 2012 and January 1, 2012, the aggregate carrying value of the property and equipment at impaired stores, after the impairment charges, was $7.2 million and $1.5 million, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment (continued):

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value, as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of its long-lived assets. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its estimated remaining lease term using a weighted average cost of capital commensurate with the risk. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:

•	Discount rate based on our weighted average cost of capital and the risk-free rate of return;

•	Sales growth rates and cash flow margins over the expected remaining lease terms;

•	Strategic plans, including projected capital spending and intent to exercise renewal options, for the store;

•	Salvage values; and

•	Other risks and qualitative factors specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.

During 2012, the average discount rate, average sales growth rate and average cash flow margin rate used were 8.0%, 0.5% and 8.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

Note 5. Accrued Expenses:

Accrued expenses consisted of the following:

	At Year End
	2012	2011
	(in thousands)
Current:
Salaries and wages	$12,207	$12,505
Insurance	8,057	6,979
Taxes, other than income taxes	9,289	8,964
Other accrued operating expenses	5,964	6,183

	$35,517	$34,631

Noncurrent:
Insurance	$11,980	$12,420

Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Revolving Credit Facility:

	At Year End
	2012	2011
	(in thousands)
Revolving credit facility borrowings	$389,500	$389,600

The revolving credit facility is a senior unsecured credit commitment of $500.0 million that expires on October 28, 2016. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During 2012, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.20% to 0.30%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of December 30, 2012, we had $10.4 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility was 1.7% and 2.0% for fiscal years ended December 30, 2012 and January 1, 2012, respectively. The weighted average interest rate for the year ended January 1, 2012 included the effect of an interest rate swap contract that expired in May 2011.

The credit agreement for the revolving credit facility also contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a pro forma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of December 30, 2012, we were in compliance with all of these restrictions and covenants.

Note 7. Commitments and Contingencies:

Leases

We lease certain store locations under operating and capital leases that expire at various dates through 2028, with renewal options that expire at various dates through 2045. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the store’s revenues exceed the minimum rent. The leases generally have initial terms of 10 to 20 years with various renewal options.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (continued):

The annual future lease commitments under capital lease obligations and noncancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of December 30, 2012, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2013	$2,795	$78,733
2014	2,731	78,697
2015	2,675	78,928
2016	2,559	79,739
2017	2,579	78,687
Thereafter	27,117	699,640

Future minimum lease payments	40,456	$1,094,424

Less amounts representing interest (interest rates range from 4.9% to 16.63%)	(17,740)

Present value of future minimum lease payments	22,716
Less current portion	(1,060)

Capital lease obligations, net of current portion	$21,656

Rent expense, including contingent rent based on a percentage of stores’ sales, when applicable, was comprised of the following:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Minimum rentals	$76,151	$75,711	$71,234
Contingent rentals	138	338	185

	$76,289	$76,049	$71,419

Rent expense of $1.0 million in 2012, 2011 and 2010 related to our corporate office and warehouse facilities was included in “General and administrative expenses” in our Consolidated Statements of Earnings.

Unconditional Purchase Obligations

Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one-year totaled $6.1 million at December 30, 2012 and consisted of obligations associated with the modernization of various information technology platforms. These purchase obligations exclude agreements that are cancelable without significant penalty.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (continued):

Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time and there are currently a number of claims and legal proceedings pending against us.

In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows.

Note 8. Income Taxes:

The components of income tax expense are as follows:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Current tax expense (benefit):
Federal	$23,903	$9,502	$24,131
State	2,936	4,409	6,660
Foreign	77	(61)	725

	26,916	13,850	31,516

Deferred tax expense (benefit):
Federal	(619)	20,305	9,903
State	(36)	(353)	(1,959)
Foreign	(181)	340	(734)

	(836)	20,292	7,210

Income tax expense	$26,080	$34,142	$38,726

A reconciliation of the federal statutory income tax rate to our effective tax rates is as follows:

	Fiscal Year
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	4.0	4.0
Federal income tax credits, net	(0.5)	(1.5)	(0.6)
Other	(0.5)	0.8	3.3

Effective tax rate	37.4%	38.3%	41.7%

Our 2010 effective income tax rate included net unfavorable adjustments of $3.0 million. This unfavorable adjustment primarily resulted from adjustments made to our tax accounts identified as a result of an Internal Revenue Service examination of our 2006 and 2007 tax years, various return-to-provision adjustments and offsetting favorable adjustments related to California enterprise zone tax credits.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (continued):

Deferred income tax assets and liabilities consisted of the following:

	At Year End
	2012	2011
	(in thousands)
Deferred tax assets:
Accrued vacation	$2,010	$1,888
Unearned revenue	4,204	3,420
Deferred rent	22,232	21,012
Stock-based compensation	2,380	2,669
Accrued insurance and employee benefit plans	7,790	8,145
Unrecognized tax benefits (1)	1,817	2,676
Other	2,161	1,331

Gross deferred tax assets	42,594	41,141

Deferred tax liabilities:
Depreciation and amortization	(100,147)	(100,354)
Prepaid assets	(1,575)	(624)
Other	(919)	(863)

Gross deferred tax liabilities	(102,641)	(101,841)

Net deferred tax liability	$(60,047)	$(60,700)

Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$2,884	$3,660
Noncurrent deferred tax liability	(62,931)	(64,360)

Net deferred tax liability	$(60,047)	$(60,700)

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.

We file numerous income tax returns in U.S. federal, state, local and foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. In general, the U.S. federal statute of limitations has expired for our federal tax returns filed for tax years ended before 2009 (with the exception of adjustments included in amended returns filed in 2011 and 2012 for tax years 2006 through 2008). In addition, certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, both state and Canadian tax returns with open statutes of limitations include tax years 2008 through 2011.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (continued):

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$4,497	$4,363	$5,113
Additions for tax positions taken in the current year	511	487	550
Increases for tax positions taken in prior years	1,076	2,117	2,989
Decreases for tax positions taken in prior years	(1,063)	(1,440)	(390)
Settlement with tax authorities	(1,699)	(876)	(3,899)
Expiration of statute of limitations	(399)	(154)	—

Balance at end of period	$2,923	$4,497	$4,363

At December 30, 2012, the balance of unrecognized tax benefits was $2.9 million, excluding interest and penalties. If this balance were recognized, our tax provision for income taxes would decrease by $2.1 million. Additionally, within the next 12 months we could settle or otherwise conclude certain ongoing tax audits, and as such, it is reasonably possible that the liability for unrecognized tax positions could decrease within the next 12 months by as much as $1.3 million.

The total expense for interest and penalties related to unrecognized tax benefits was $0.2 million, $1.0 million and $1.4 million in 2012, 2011 and 2010, respectively. The total accrued interest and penalties related to unrecognized tax benefits was $2.6 million and $3.1 million in 2012 and 2011, respectively.

Note 9. Earnings Per Share:

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Earnings Per Share (continued):

The following table sets forth the computation of basic and diluted EPS:

	Fiscal Year
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Net income	$43,590	$54,962	$54,034

Denominator:
Basic weighted average common shares outstanding	17,545	19,072	21,163
Potential common shares for restricted stock and stock options	73	49	41

Diluted weighted average common shares outstanding	17,618	19,121	21,204

Earnings Per Share:
Basic	$2.48	$2.88	$2.55

Diluted	$2.47	$2.88	$2.55

Stock options to purchase 37,500 shares and 102,816 shares of our common stock were not included in the diluted EPS computations in 2011 and 2010, respectively, because the exercise prices of these options were greater than the average market price of our common shares and, therefore, their effect would be antidilutive. All of the outstanding stock options expired in March 2012.

Note 10. Stockholders’ Equity:

We have one class of common capital stock, our common stock, as disclosed on our Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.

Our articles of incorporation authorize our Board of Directors (“Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Shares of Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights and certain other rights and preferences as determined by the Board. As of December 30, 2012 and January 1, 2012, there were no shares of Preferred B Stock issued or outstanding.

Stock Repurchase Program

On July 25, 2005, our Board approved a stock repurchase program, which authorized us to repurchase from time to time up to $400.0 million of our common stock, and on October 22, 2007 and October 27, 2009, our Board authorized $200.0 million increases each. During 2012, 2011 and 2010, we repurchased, under our repurchase program, 406,507 shares, 2,279,603 shares and 2,184,515 shares, respectively, of our common stock at an aggregate purchase price of $14.4 million, $79.8 million and $77.6 million, respectively. As of December 30, 2012, $47.0 million remained available for us to repurchase shares of our common stock in the future, under our approved stock repurchase program.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders’ Equity (continued):

Our stock repurchase program does not have an expiration date, and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our share repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time.

Cash Dividends

Our Board makes the final determination of any quarterly cash dividends declared, the amount of such dividends and establishes the record and payment dates. On October 30, 2012, our Board approved a 9% increase in the Company’s quarterly cash dividend. We declared dividends to common stockholders during 2012 and 2011 of $16.2 million and $15.8 million, respectively. On February 19, 2013, our Board declared a cash dividend of $0.24 per share, or $4.3 million, which will be paid on April 18, 2013 to stockholders of record on March 21, 2013.

Note 11. Stock-Based Compensation Plans:

Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards are subject to performance-based criteria. The fair value of all stock-based awards on the date of grant, less estimated forfeitures, if any, is recognized as stock-based compensation expense in our Consolidated Financial Statements over the period that services are required to be provided in exchange for the award.

The following table summarizes stock-based compensation expense and the associated tax benefit recognized in our Consolidated Financial Statements:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Total stock-based compensation cost	$7,595	$7,376	$7,529
Portion capitalized as property and equipment (1)	(127)	(191)	(191)

Stock-based compensation expense recognized	$7,468	$7,185	$7,338

Tax benefit recognized from stock-based compensation awards	$2,947	$2,731	$2,839

(1)

We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation cost attributable to our store development projects is included in “Property and equipment, net” on our Consolidated Balance Sheets.

As of December 30, 2012, unrecognized pre-tax stock-based compensation cost of $12.9 million related to restricted stock awards granted will be recognized over a weighted average remaining vesting period of 1.7 years.

Restricted Stock Plans

We maintain a restricted stock plan for our employees under which 2,300,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan generally provide

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation Plans (continued):

for a vesting period of at least one year and no more than five years. The full award generally may not vest in less than three years, nor vest on terms that are more favorable than pro-rata vesting over a period of three years. Although the terms and conditions of the individual agreements governing the awards may vary, each agreement is subject to the terms, conditions and limitations of the employee restricted stock plan. The employee restricted stock plan also provides for the granting of restricted stock units; however, as of December 30, 2012 none have been issued.

Certain shares awarded under the employee plan are performance-based. The number of performance-based shares that ultimately vest ranges from zero to 100 percent of the number of shares initially granted and are based on performance tied to our total revenues during the fiscal year granted. The total revenues targets are set at the beginning of each fiscal year.

We have also adopted a restricted stock plan for our non-employee directors under which 215,000 shares are authorized to be granted before May 1, 2020. Shares awarded under the non-employee directors’ restricted stock plan generally provide for an annual pro-rata vesting period over four years.

As of December 30, 2012, a total of 1,175,438 shares remained available for future grant under our current restricted stock plans, including 1,093,623 for employees and 81,815 for non-employee directors. Shares of unvested stock issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares that are forfeited or cancelled may be re-granted under the plans.

Certain unvested shares of restricted stock awards contain nonforfeitable dividend rights, and therefore, cash dividends are accrued but not paid until the restricted stock vests. The following table summarizes 2012 restricted stock activity for all plans:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2012	567,741	$32.94
Granted	240,187	$37.79
Vested	(234,723)	$30.74
Forfeited	(26,128)	$34.60

Unvested restricted stock awards, December 30, 2012	547,077	$35.94

During 2012, employees and non-employee directors tendered 70,951 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $37.43.

In 2011 and 2010, we granted 233,562 and 244,090 shares of restricted stock at a weighted average grant date fair value of $37.95 and $35.74 per share, respectively. The total fair value of shares that vested during 2012, 2011 and 2010 was $7.2 million, $7.6 million and $7.6 million, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Quarterly Results of Operations (Unaudited):

The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2012 and 2011:

	Quarters in Fiscal Year 2012
	April 1, 2012	July 1, 2012	Sept. 30, 2012	Dec. 30, 2012
	(in thousands, except per share data)
Food and beverage sales	$115,902	$84,882	$90,406	$81,758
Entertainment and merchandise sales	129,524	96,274	105,223	94,968

Company store sales	245,426	181,156	195,629	176,726
Franchise fees and royalties	1,332	1,259	921	1,031

Total revenues	$246,758	$182,415	$196,550	$177,757

Operating income (1)	$54,777	$8,543	$14,467	$1,284
Income (loss) before income taxes (1)	$52,806	$6,460	$12,436	$(2,032)
Net income (loss) (1)	$32,304	$4,079	$7,794	$(587)

Earnings (loss) per share:
Basic	$1.82	$0.23	$0.45	$(0.03)
Diluted	$1.81	$0.23	$0.45	$(0.03)

	Quarters in Fiscal Year 2011
	April 3, 2011	July 3, 2011	Oct. 2, 2011	Jan. 1, 2012
	(in thousands, except per share data)
Food and beverage sales	$123,757	$88,379	$92,394	$84,378
Entertainment and merchandise sales	131,459	96,825	105,461	93,241

Company store sales	255,216	185,204	197,855	177,619
Franchise fees and royalties	1,186	1,012	2,142	944

Total revenues	$256,402	$186,216	$199,997	$178,563

Operating income (2)	$58,349	$12,971	$20,596	$6,063
Income before income taxes (2)	$55,595	$10,685	$19,015	$3,809
Net income (2)	$34,082	$6,502	$11,650	$2,728

Earnings per share:
Basic	$1.71	$0.34	$0.62	$0.15
Diluted	$1.71	$0.34	$0.62	$0.15

(1)	The results for the first, second, third and fourth quarters of 2012 include asset impairments of $0.3 million, $2.4 million, $0.8 million and $3.2 million, respectively.

(2)	The results for the third and fourth quarters of 2011 include asset impairments of $1.3 million and $1.5 million, respectively.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2012 based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 30, 2012 our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 30, 2012 which is included in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2013 Annual Meeting under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information Regarding the Executive Officers”, “Business Experience of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Disclosure.”

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

ITEM 11. Executive Compensation.

The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2013 Annual Meeting under the captions “Meetings and Committees of the Boards of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Director Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2013 Annual Meeting under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership.”

ITEM 13. Certain Relationships and Related Transactions, and Directors Independence.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2013 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from and will be included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2013 Annual Meeting under the caption “Audit Committee Disclosure – Service Fees Billed in 2012 and 2011 by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

(1)	Financial Statements.

The financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” are filed as a part of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements.”

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

Dated: February 21, 2013	CEC Entertainment, Inc.

/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak Michael H. Magusiak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ Tiffany B. Kice Tiffany B. Kice	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2013

/s/ Laurie E. Priest Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	February 21, 2013

/s/ Richard M. Frank Richard M. Frank	Executive Chairman of the Board of Directors	February 21, 2013

/s/ Tommy R. Franks	Director	February 21, 2013
Tommy R. Franks

/s/ Tim T. Morris	Director	February 21, 2013
Tim T. Morris

/s/ Louis P. Neeb	Director	February 21, 2013
Louis P. Neeb

/s/ Cynthia Pharr Lee	Director	February 21, 2013
Cynthia Pharr Lee

/s/ Bruce M. Swenson	Director	February 21, 2013
Bruce M. Swenson

/s/ Walter Tyree	Director	February 21, 2013
Walter Tyree

/s/ Raymond E. Wooldridge	Director	February 21, 2013
Raymond E. Wooldridge

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of CEC Entertainment, Inc. (the “Company”) dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.1	Second Restated Articles of Incorporation of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.2	Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.3	Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

10.1	Third Amended and Restated Credit Agreement dated October 28, 2011, by and among CEC Entertainment Concepts, L.P., as the Borrower, CEC Entertainment, Inc., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on November 2, 2011)

10.2 §	Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.3 §	Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.4 §	CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.5 §	Form of Restricted Stock Agreement under the Company’s Third Amended and Restated 2004 Restricted Stock Plan (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 24, 2011)

10.6 §	CEC Entertainment, Inc. Second Amended and Restated Non-Employee Directors Restricted Stock Plan effective as of May 4, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on August 5, 2010)

10.7 §	Form of Restricted Stock Agreement under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan (incorporated by referenced to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 24, 2011)

10.8 §	Summary of Director Compensation (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on March 19, 2012 under the section entitled “Director Compensation” on page 64)

10.9 §	Summary of Incentive Bonus Plan (incorporated by reference to the Company’s Definitive Proxy Statement (File No. 001-13687) as filed with the Commission on March 19, 2012 under the section entitled “Compensation Discussion and Analysis – How We Determine the Amount and Material Terms of Each Element of Compensation – Cash Bonus – Incentive Bonus Plan” on page 29)

Exhibit Number	Description

10.10 §	Form of Indemnification Agreement for the Board of Directors and certain senior officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on December 16, 2011)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 26, 2010)

23.1 *	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

§	Management contract or compensatory plan, contract or arrangement.