Form 10-Q
period 2013-03-31
CEC ENTERTAINMENT INC
filed 2013-05-02
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 17, 2013, an aggregate of 17,779,136 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2013	December 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$21,114	$19,636
Accounts receivable	13,498	26,411
Inventories	20,329	18,957
Prepaid expenses	19,013	18,171
Deferred tax asset	2,884	2,884

Total current assets	76,838	86,059
Property and equipment, net	697,533	703,956
Other noncurrent assets	13,568	11,791

Total assets	$787,939	$801,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$1,004	$1,060
Accounts payable	29,163	32,678
Accrued expenses	51,190	35,517
Unearned revenues	11,248	11,779
Dividends payable	4,259	312
Accrued interest	1,779	1,794

Total current liabilities	98,643	83,140
Capital lease obligations, less current portion	21,802	21,656
Revolving credit facility borrowings	343,000	389,500
Deferred rent liability	57,470	57,196
Deferred landlord contributions	26,673	27,092
Deferred tax liability	62,032	62,931
Accrued insurance	12,162	11,980
Other noncurrent liabilities	5,081	5,037

Total liabilities	626,863	658,532

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,906,424 and 61,696,806 shares issued, respectively	6,191	6,170
Capital in excess of par value	446,566	447,449
Retained earnings	852,000	823,012
Accumulated other comprehensive income	5,526	5,880
Less treasury stock, at cost; 44,127,288 and 43,814,979 shares, respectively	(1,149,207)	(1,139,237)

Total stockholders’ equity	161,076	143,274

Total liabilities and stockholders’ equity	$787,939	$801,806

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended
	March 31,	April 1,
	2013	2012
REVENUES:
Food and beverage sales	$115,801	$115,902
Entertainment and merchandise sales	138,402	129,524

Total Company store sales	254,203	245,426
Franchise fees and royalties	1,100	1,332

Total revenues	255,303	246,758

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	28,039	28,211
Cost of entertainment and merchandise (exclusive of items shown separately below)	9,332	8,975

Total cost of food, beverage, entertainment and merchandise	37,371	37,186
Labor expenses	62,855	61,668
Depreciation and amortization	19,856	19,739
Rent expense	19,759	18,958
Other store operating expenses	32,502	31,564

Total Company store operating costs	172,343	169,115

Other costs and expenses:
Advertising expense	11,698	8,875
General and administrative expenses	15,041	13,642
Asset impairments	—	349

Total operating costs and expenses	199,082	191,981

Operating income	56,221	54,777
Interest expense	2,192	1,971

Income before income taxes	54,029	52,806
Income taxes	20,772	20,502

Net income	$33,257	$32,304

Earnings per share:
Basic	$1.92	$1.82
Diluted	$1.90	$1.81

Weighted average common shares outstanding:
Basic	17,365	17,784
Diluted	17,467	17,849

Cash dividends declared per share	$0.24	$0.22

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2013	2012
Net income	$33,257	$32,304
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	(354)	437

Total components of other comprehensive income (loss), net of tax	(354)	437

Comprehensive income	$32,903	$32,741

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,257	$32,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,017	19,936
Deferred income taxes	(1,333)	(2,364)
Stock-based compensation expense	1,727	1,749
Amortization of landlord contributions	(535)	(534)
Amortization of deferred debt financing costs	112	124
(Gain) loss on asset disposals, net	(92)	124
Asset impairments	—	349
Other adjustments	(81)	29
Changes in operating assets and liabilities:
Accounts receivable	3,573	1,575
Inventories	(1,262)	1,091
Prepaid expenses	(1,430)	(3,999)
Accounts payable	(3,153)	1,287
Accrued expenses	4,324	1,989
Unearned revenues	(528)	315
Accrued interest	80	659
Income taxes payable	20,281	22,295
Deferred rent liability	328	819
Deferred landlord contributions	703	(95)

Net cash provided by operating activities	75,988	77,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,713)	(20,028)
Other investing activities	416	292

Net cash used in investing activities	(15,297)	(19,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(46,500)	(49,600)
Payments on capital lease obligations	(211)	(205)
Dividends paid	(233)	(4,101)
Excess tax benefit realized from stock-based compensation	29	619
Restricted stock returned for payment of taxes	(2,136)	(2,603)
Purchases of treasury stock	(9,970)	—
Other financing activities	—	2

Net cash used in financing activities	(59,021)	(55,888)
Effect of foreign exchange rate changes on cash	(192)	67

Change in cash and cash equivalents	1,478	2,096
Cash and cash equivalents at beginning of period	19,636	18,673

Cash and cash equivalents at end of period	$21,114	$20,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,050	$2,090
Income taxes paid (refunded), net	$1,792	$(2)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,610	$1,926
Dividends payable	$4,691	$4,021
Capital lease obligations	$374	$3,367

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business

The use of the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” throughout these unaudited notes to Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.

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

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.8 million and $0.7 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

Interim Financial Statements

The accompanying Consolidated Financial Statements as of March 31, 2013 and for the three months ended March 31, 2013 and April 1, 2012 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.

Fair Value Disclosures

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and capital lease obligations. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of borrowings under our revolving credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions. We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 2 “Asset Impairments” for the fair value disclosures of stores we have impaired.

During the three months ended March 31, 2013 and April 1, 2012, there were no significant transfers among level 1, 2 or 3 fair value determinations.

Recently Issued Accounting Guidance

Accounting Guidance Adopted: In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative impairment test for indefinite-lived intangible assets. Unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired, it would not be required to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test. The adoption of this amendment during the first quarter of 2013 did not have a significant impact on our quarterly impairment analysis.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide the effects on net income of significant reclassifications out of accumulated other comprehensive income by component on a prospective basis. The adoption of this amendment during the first quarter of 2013 requires additional disclosure but did not have an impact on our Consolidated Financial Statements.

2. Asset Impairments:

We did not recognize an asset impairment charge during the three months ended March 31, 2013. During the three months ended April 1, 2012, we recognized an asset impairment charge of $0.3 million relating to one store, which was not previously impaired. This impairment charge was the result of declines in the store’s financial performance primarily due to various economic factors in the market in which the store is located. We continue to operate this store.

As of April 1, 2012, the aggregate carrying value of the property and equipment at the impaired store, after the impairment charge, was $0.3 million.

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value, as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of its long-lived assets. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store over its estimated remaining lease term using a weighted average cost of capital commensurate with the risk. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:

•	Discount rate based on our weighted average cost of capital and the risk-free rate of return;

•	Sales growth rates and cash flow margins over the expected remaining lease terms;

•	Strategic plans, including projected capital spending and intent to exercise renewal options for the store;

•	Salvage values; and

•	Other risks and qualitative factors specific to the asset or market conditions in which the asset is located at the time the assessment was made.

We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Revolving Credit Facility:

	March 31,	December 30,
	2013	2012
	(in thousands)
Revolving credit facility borrowings	$343,000	$389,500

The revolving credit facility is a senior unsecured credit commitment of $500.0 million that expires on October 28, 2016. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the three months ended March 31, 2013, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.20% to 0.21%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of March 31, 2013, we had $10.9 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility for the both the three months ended March 31, 2013 and April 1, 2012 was 1.7%.

The credit agreement for the revolving credit facility also contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a pro forma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of March 31, 2013, we were in compliance with all of these restrictions and covenants.

4. Income Taxes:

Our effective income tax rate for the three months ended March 31, 2013 was 38.4% compared to 38.8% for the three months ended April 1, 2012. Our liability for uncertain tax positions (excluding interest and penalties) was $3.2 million and $2.9 million as of March 31, 2013 and December 30, 2012, respectively, and if recognized, would decrease our provision for income taxes by $2.2 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing state income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.2 million as a result of settlements with certain taxing authorities within the next twelve months.

The total accrued interest and penalties related to unrecognized tax benefits as of March 31, 2013 and December 30, 2012 was $2.7 million and $2.6 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. Earnings Per Share:

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. As of March 31, 2013, there are no unvested shares of restricted stock with nonforfeitable dividend rights. Diluted EPS represents net income divided by the basic weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable upon the vesting of unvested shares of restricted stock. The dilutive effect of potential common shares is determined using the treasury stock method, whereby unamortized stock-based compensation cost of unvested restricted stock, and any associated excess tax benefits are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,	April 1,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$33,257	$32,304

Denominator:
Basic weighted average common shares outstanding	17,365	17,784
Potential common shares for restricted stock	102	65

Diluted weighted average common shares outstanding	17,467	17,849

Earnings per share:
Basic	$1.92	$1.82

Diluted	$1.90	$1.81

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Stock-Based Compensation Arrangements:

Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards are subject to performance-based criteria. The fair value of all stock-based awards, less estimated forfeitures, if any, and portions capitalized as described below, is recognized as stock-based compensation expense in “General and administrative expenses” in the Consolidated Financial Statements over the period that services are required to be provided in exchange for the award.

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the Consolidated Financial Statements:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Stock-based compensation costs	$1,766	$1,779
Portion capitalized as property and equipment (1)	(39)	(30)

Stock-based compensation expense recognized	$1,727	$1,749

Tax benefit recognized from stock-based compensation awards	$29	$619

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

As of March 31, 2013, unrecognized pre-tax stock-based compensation cost of $19.5 million related to restricted stock awards granted will be recognized over a weighted average remaining vesting period of 1.6 years.

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, December 30, 2012	547,077	$35.94
Granted	289,247	$30.88
Vested	(217,737)	$33.69
Forfeited	(9,512)	$37.73

Unvested restricted stock awards, March 31, 2013	609,075	$34.31

During the three months ended March 31, 2013, employees and non-employee directors tendered 70,117 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $30.47.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. Stockholders’ Equity:

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2013:

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total
	(in thousands)
Balance at December 30, 2012	61,696,806	$6,170	$447,449	$823,012	$5,880	43,814,979	$(1,139,237)	$143,274
Net income	—	—	—	33,257	—	—	—	33,257
Other comprehensive income	—	—	—	—	(354)	—	—	(354)
Stock-based compensation costs	—	—	1,766	—	—	—	—	1,766
Restricted stock issued, net of forfeitures	279,735	28	(28)	—	—	—	—	—
Tax shortfall from restricted stock, net	—	—	(492)	—	—	—	—	(492)
Restricted stock returned for taxes	(70,117)	(7)	(2,129)	—	—	—	—	(2,136)
Repurchase of treasury shares	—	—	—	—	—	312,309	(9,970)	(9,970)
Dividends declared	—	—	—	(4,269)	—	—	—	(4,269)

Balance at March 31, 2013	61,906,424	$6,191	$446,566	$852,000	$5,526	44,127,288	$(1,149,207)	$161,076

Cash Dividends

On February 19, 2013, our Board of Directors (“Board”) declared a cash dividend of $0.24 per share, which was paid on April 18, 2013 to stockholders of record on March 21, 2013. On April 30, 2013, our Board declared a cash dividend of $0.24 per share, which will be paid on July 2, 2013 to stockholders of record on June 6, 2013.

Stock Repurchase Program

During the three months ended March 31, 2013, we repurchased 312,309 shares of our common stock at an average price of $31.92 per share for an aggregate purchase price of approximately $10.0 million. As of March 31, 2013, $37.0 million remained available for us to repurchase shares of our common stock in the future, under our Board approved stock repurchase program dated October 27, 2009.

On April 30, 2013, our Board authorized a $100 million increase to our stock repurchase program, bringing the current outstanding share repurchase authorization available to approximately $137.0 million.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management, on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the United States Securities and Exchange Commission (“SEC”) on February 21, 2013. Our MD&A includes the following:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance; and

•	Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary

Our Strategic Plan

As previously disclosed, we implemented an updated strategic plan with the primary objective of increasing customer traffic and ultimately improving our sales and operating results. As part of this plan, we began implementing a number of strategic changes during the second half of 2012. We introduced a new and updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our customers and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests.

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

First Quarter 2013 Overview

•	Net income increased to $33.3 million, or $1.90 per share, for the three months ended March 31, 2013 compared to $32.3 million, or $1.81 per share, for the three months ended April 1, 2012.

•

Total revenues increased $8.5 million, or 3.4%, when compared to the prior year primarily due to a 1.6% increase in comparable store sales and additional revenue from six net new stores opened since the first quarter of 2012.

•

Company store operating costs decreased 110 basis points, as a percentage of Company store sales, primarily due to a 50 basis point decrease in the cost of food, beverage, entertainment and merchandise and a 40 basis point decrease in labor costs.

•	Other costs and expenses increased $3.9 million, primarily due to a $2.8 million increase in advertising costs and a $1.4 million increase in general and administrative expenses.

•

Cash provided by operations was $76.0 million, a decrease of 2.1% compared to the first quarter of 2012, driven primarily by a reduction in working capital, partially offset by an increase in net income.

•	We repurchased approximately $10.0 million of our common stock in the first quarter of 2013.

•	During the first quarter of 2013, we completed 12 capital initiatives consisting of 11 game enhancements and the opening of one new store, and began construction on four new stores.

•	During the first quarter of 2013, we declared a cash dividend of $4.3 million, or $0.24 per share.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended
	March 31,	April 1,
	2013	2012
Number of Company-owned stores:
Beginning of period	514	507
New	1	—
Acquired from franchisee	—	1
Closed	—	—

End of period	515	508

Number of franchised stores:
Beginning of period	51	49
New	—	2
Acquired by the Company	—	(1)
Closed	—	—

End of period	51	50

We are focusing on growing our concept both domestically and internationally. We currently expect to open a total of 12 to 15 new domestic Company-owned stores, including one to two relocated stores, per year in both 2013 and 2014. We are also targeting franchising our concept internationally in certain countries located in Asia, Latin America and the Middle East. We currently expect our franchisees to open a total of four to six international franchise stores during 2013, including a new store in Panama that opened in April 2013.

Comparable store sales. We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months (our “comparable store sales”). Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

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

Another source of revenues for us is from franchise fees and royalties. We earn monthly royalties from our franchisees based on a percentage of each franchisee store’s sales. We also receive development and initial franchise fees to establish new franchised stores, as well as earn revenues from the sale of equipment and other items or services to franchisees. We recognize development and franchise fees as revenues when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.

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

The “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above exclude any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) rent expense; (c) depreciation and amortization expense; and (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, rent expense, depreciation and amortization expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•

our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Food and beverage sales” and “Entertainment and merchandise sales”; and

•

while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, computer-controlled robotic characters and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between “Food and beverage sales” and “Entertainment and merchandise sales.”

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

General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets, back-office support systems and other administrative costs not directly related to the operation of our Company-owned stores.

Asset impairments. Asset impairments represent non-cash charges for the estimated write down or write-off of the carrying amount of certain long-lived assets within our stores to their estimated fair value, which are incurred when a store’s operations is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the store. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants.

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

Fiscal year

We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2013 and 2012 fiscal years each consist of 52 weeks.

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended
	March 31, 2013		April 1, 2012
	(in thousands, except percentages)
Food and beverage sales	$115,801	45.6%	$115,902	47.2%
Entertainment and merchandise sales	138,402	54.4%	129,524	52.8%

Company store sales	$254,203	100.0%	$245,426	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	March 31, 2013		April 1, 2012
	(in thousands, except percentages)
Company store sales	$254,203	99.6%	$245,426	99.5%
Franchise fees and royalties	1,100	0.4%	1,332	0.5%

Total revenues	255,303	100.0%	246,758	100.0%

Company store operating costs:
Cost of food and beverage (1)	28,039	24.2%	28,211	24.3%
Cost of entertainment and merchandise (2)	9,332	6.7%	8,975	6.9%

Total cost of food, beverage, entertainment and merchandise (3)	37,371	14.7%	37,186	15.2%
Labor expenses (3)	62,855	24.7%	61,668	25.1%
Depreciation and amortization (3)	19,856	7.8%	19,739	8.0%
Rent expense (3)	19,759	7.8%	18,958	7.7%
Other store operating expenses (3)	32,502	12.8%	31,564	12.9%

Total Company store operating costs (3)	172,343	67.8%	169,115	68.9%
Other costs and expenses:
Advertising expense	11,698	4.6%	8,875	3.6%
General and administrative expenses	15,041	5.9%	13,642	5.5%
Asset impairments	—	0.0%	349	0.1%

Total operating costs and expenses	199,082	78.0%	191,981	77.8%

Operating income	56,221	22.0%	54,777	22.2%
Interest expense	2,192	0.9%	1,971	0.8%

Income before income taxes	$54,029	21.2%	$52,806	21.4%

(1)	Percent amount expressed as a percentage of Food and beverage sales.
(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012

Revenues

Company store sales increased 3.6% to $254.2 million during the first quarter of 2013 compared to $245.4 million for the same period in the prior year. The increase was primarily due to a 1.6% increase in comparable store sales, as well as additional revenue from 6 net new stores opened since the first quarter of 2012. We believe the increase in comparable store sales is primarily related to record warm weather in the Midwest and Northeast in March 2012, which negatively impacted our prior year results. Additionally, while we are still in the early stages of evaluating the impact of our strategic plan, we believe that certain components of our strategy are beginning to gain traction.

Our Company store sales mix consisted of food and beverage sales totaling 45.6% and entertainment and merchandise sales totaling 54.4% during the first quarter of 2013 compared to 47.2% and 52.8%, respectively, during the first quarter of 2012. We believe the shift in our sales mix is primarily due to the following: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continuing effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investments in our games continues to result in more of our guests’ average check being allocated to games.

Company Store Operating Costs

Overall, the cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 50 basis points to 14.7% in the first quarter of 2013 compared to 15.2% in the first quarter of 2012. We believe this decrease was primarily attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012.

Cost of food and beverage, as a percentage of food and beverage sales, decreased 10 basis points to 24.2% in the first quarter of 2013 from 24.3% in the first quarter of 2012. The percentage decrease primarily related to a 30 basis point decline in the cost of paper and birthday supplies, partially offset by a $0.14 or 9.0% increase in the average cost per pound of cheese.

Cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, decreased 20 basis points to 6.7% in the first quarter of 2013 from 6.9% in the first quarter of 2012. The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was favorably impacted by the shift in the sales mix to entertainment and merchandise.

Labor expenses, as a percentage of Company store sales, decreased 40 basis points to 24.7% in the first quarter of 2013 compared to 25.1% in the first quarter of 2012. The decrease primarily related to improved leverage due to a 2.7% decrease in labor hours despite increasing sales, partially offset by a 0.6% increase in the average hourly wage rate and an increase in store level sales bonuses as a result of higher sales performance.

Advertising Expense

Advertising expense, as a percentage of total revenues, increased 100 basis points to 4.6% in the first quarter of 2013 from 3.6% in the first quarter of 2012. In accordance with our updated strategic plan, we increased our advertising expenditures for national television advertising, the production of new commercials and a new digital advertising campaign.

General and Administrative Expenses

General and administrative expenses increased $1.4 million to $15.0 million in the first quarter of 2013 from $13.6 million in the first quarter of 2012 primarily due to higher professional fees, partially related to the modernization of various information technology platforms, as well as increased management bonuses as a result of improved sales performance.

Asset Impairments

We did not recognize an asset impairment charge in the first quarter of 2013. In the first quarter of 2012, we recognized an asset impairment charge of $0.3 million for one store, which was not previously impaired. We continue to operate this impaired store. For additional information about this impairment charge, refer to Note 2 “Asset Impairments” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

Income Taxes

Our effective income tax rate decreased to 38.4% in the first quarter of 2013 compared to 38.8% in the first quarter of 2012. The decrease in our effective income tax rate was primarily due to an increase in federal Work Opportunity Tax Credits for the current fiscal year, as well as credits relating to our 2012 fiscal year accounted for in the first quarter of 2013 due to the retroactive reinstatement of certain aspects of the program enacted January 2, 2013.

Diluted Earnings Per Share

Diluted earnings per share increased by 5.0% to $1.90 per share in the first quarter of 2013 from $1.81 per share in the first quarter of 2012 primarily due to a 1.8% decrease in the number of weighted average diluted shares outstanding between the two periods and a 3.0% increase in net income. The decrease in weighted average diluted shares outstanding between the two periods was impacted by our repurchase of 0.7 million shares of our common stock since the beginning of the first quarter of 2012 through the end of the first quarter of 2013. During the first quarter of 2013, we repurchased 312,309 shares of our common stock. We estimate that the decrease in the number of weighted average diluted shares outstanding between the two periods attributable solely to stock repurchases benefited our earnings per share in the first quarter of 2013 by $0.04. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2012 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2012 fiscal year or the effect of the issuance of restricted stock subsequent to the beginning of the first quarter of 2012.

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

As a result of these factors, our requirement for working capital is not significant, and we are able to operate with a net working capital deficit (current liabilities in excess of current assets).

The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Three Months Ended
	March 31,	April 1,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$75,988	$77,653
Net cash used in investing activities	(15,297)	(19,736)
Net cash used in financing activities	(59,021)	(55,888)
Effect of foreign exchange rate changes on cash	(192)	67

Change in cash and cash equivalents	$1,478	$2,096

Interest paid	$2,050	$2,090
Income taxes paid (refunded), net	$1,792	$(2)

	March 31,	December 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$21,114	$19,636
Revolving credit facility borrowings	$343,000	$389,500
Available unused commitments under revolving credit facility	$146,100	$100,100

Funds generated by our operating activities, available cash and cash equivalents and, as necessary, borrowings from our revolving credit facility continue to be our primary sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our strategic plan and capital initiatives for the next twelve months. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels. Although we are in compliance with the debt covenants associated with our revolving credit facility, our ability to access our revolving credit facility is subject to our continued compliance with the terms and conditions of the credit facility agreement, including our compliance with certain prescribed financial ratio covenants, as more fully described below.

Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures and servicing our debt. We may also use cash from operations to pay cash dividends to our stockholders and to repurchase shares of our common stock.

Our cash and cash equivalents totaled $21.1 million and $19.6 million as of March 31, 2013 and December 30, 2012, respectively. Cash and cash equivalents as of March 31, 2013 and December 30, 2012 includes $8.6 million and $7.8 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

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

Sources and Uses of Cash

Net cash provided by operating activities decreased by $1.7 million to $76.0 million in the first three months of 2013 from $77.7 million in the first three months of 2012. The decrease was primarily attributable to a reduction in working capital, partially offset by an increase in net income.

Net cash used in investing activities decreased $4.4 million to $15.3 million during the first three months of 2013 from $19.7 million in the first three months of 2012, primarily due to the timing of payments for various capital initiatives completed.

Net cash used in financing activities increased $3.1 million to $59.0 million during the first three months of 2013 from $55.9 million in the first three months of 2012. The increase primarily related to common stock repurchases completed in the current quarter, partially offset by a decrease in repayments on our revolving credit facility and the timing of payments of cash dividends.

Debt Financing

We maintain a $500.0 million revolving credit facility, under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first three months of 2013, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.20% to 0.21%. The revolving credit facility also requires us to pay a quarterly commitment fee ranging from 0.15% to 0.3%, depending on our financial performance and debt levels on any unused portions of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility, provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of March 31, 2013, we had $343.0 million of borrowings outstanding and $10.9 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the three months ended March 31, 2013.

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

•

a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility) to (b) consolidated earnings before interest, income taxes and depreciation and amortization (“EBITDA”) for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility, equals our consolidated EBITR adjusted to exclude the non-cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. As of March 31, 2013, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.02 to 1.0 and a consolidated leverage ratio of 2.13 to 1.0, and we expect to remain in compliance for the next twelve months.

Cash Dividend

On February 19, 2013, our Board of Directors (“Board”) declared a cash dividend of $0.24 per share, which was paid on April 18, 2013 to stockholders of record on March 21, 2013. On April 30, 2013, our Board declared a cash dividend of $0.24 per share, which will be paid on July 2, 2013 to stockholders of record on June 6, 2013. We expect to continue to pay quarterly dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends and the establishment of record and payment dates, if any, is subject to final determination by our Board each quarter, after its review of our business strategy, applicable debt covenants and financial performance and position, among other things.

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility included above in “Debt Financing.”

Capital Expenditures

We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We currently expect to open a total of 12 to 15 new domestic Company-owned stores, including one to two relocated stores, per year in both 2013 and 2014. During the first quarter of 2013, we opened one store and began construction on four new stores. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate capital expenditures in 2013 will total approximately $82 million to $84 million, including (a) approximately $41 million related to new store development; (b) approximately $25 million related to capital initiatives for our existing stores; and (c) the remainder for other store initiatives, general store requirements and other corporate capital expenditures.

The following tables summarize information regarding the Company’s actual and projected number of capital spending initiatives and the approximate total capital spend for the periods presented:

	Three Months Ended
	March 30,	April 1,
	2013	2012
Investment in Company-owned stores:
Game Enhancements	11	18
Major Remodels	—	1
Store Expansions	—	5

Total completed	11	24

Total capital spend on existing Company-owned stores (in millions)	$1	$8

Company-owned stores added (1)	1	1

Total capital spend on new Company-owned stores (in millions)	$3	$3

(1)	In February 2012, we acquired a store from a franchisee.

	Actual Completions in Fiscal Year 2012	Projected Completions in Fiscal Year 2013	Estimated Average Cost Per Project	Projected Total Cost in Fiscal Year 2013
	(in millions, except actual and projected completions)
Investment in Company-owned stores:
Game Enhancements	94	150	$0.05	$8
Major Remodels	6	8	$0.7	6
Store Expansions	25	11	$1.0	11

Total	125	169		$25

New Company store development (1)	13	15	$2.7	$41

(1)	New Company store development for fiscal year 2012 included three store relocations and one acquisition. Projected new Company store development for fiscal year 2013 includes one store relocation.

New Company store development. Our plan for new store development primarily focuses on opening high sales volume stores in densely populated areas. We expect the cost of opening a new store will vary depending on many factors, including the existing real estate market, the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building.

Existing stores. We believe that in order to maintain consumer demand and the appeal of our concept, we must continue to invest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions.

Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and refurbished equipment. Generally, we perform a game enhancement every two to three years at a store. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game and ride technology.

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

Share Repurchases

During the three months ended March 31, 2013, we repurchased 312,309 shares of our common stock at an average price of $31.92 per share for an aggregate purchase price of approximately $10.0 million. As of March 31, 2013, $37.0 million remained available for us to repurchase shares of our common stock, in the future, under our Board approved stock repurchase program dated October 27, 2009.

On April 30, 2013, our Board authorized a $100 million increase to our stock repurchase program, bringing the current outstanding share repurchase authorization available to approximately $137.0 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2013, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

As of March 31, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations since December 30, 2012. For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.

Critical Accounting Policies and Estimates

Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013. As of March 31, 2013, there has been no material change to the information concerning our critical accounting policies and estimates.

Recently Issued Accounting Guidance

Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes and foreign currency fluctuation.

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of March 31, 2013 of $343.0 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased interest expense by $0.9 million for the three months ended March 31, 2013.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the three months ended March 31, 2013, the weighted average cost of a block of cheese was $1.66. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, the weighted average cost of dough per pound was $0.42. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for the three months ended March 31, 2013.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar, as we operate a total of 14 Company-owned stores in Canada. For the three months ended March 31, 2013, our Canadian stores represented 1.5% of our consolidated operating income.

Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended March 31, 2013 were $0.9699 and $1.0166, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended March 31, 2013 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors.

We believe there has been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, filed with the SEC on February 21, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the first quarter of 2013 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2012 – January 27, 2013	2,722	$34.14	—	$46,992,284
January 28 – February 24, 2013	17,339	$31.18	—	$46,992,284
February 25 – March 31, 2013	362,365	$31.66	312,309	$37,022,565

Total	382,426	$31.66	312,309	$37,022,565

(1)

For the periods ended January 27, February 24 and March 31, 2013, the total number of shares purchased included 2,722 shares, 17,339 shares and 50,056 shares, respectively, tendered by employees at an average price per share of $34.14, $31.18 and $30.03, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On October 27, 2009, the Board approved a stock repurchase program, which authorized us to repurchase up to $200 million of our common stock. On April 30, 2013, our Board authorized a $100 million increase to our stock repurchase program, bringing the current outstanding share repurchase authorization available to approximately $137.0 million. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases in the open market, through accelerated share repurchases or in privately negotiated transactions.

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

CEC ENTERTAINMENT, INC.

May 2, 2013	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 2, 2013		/s/ Laurie E. Priest
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