Form 10-Q
period 2013-06-30
CEC ENTERTAINMENT INC
filed 2013-08-01
CIK 813920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 17, 2013, an aggregate of 17,551,883 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2013	December 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$20,195	$19,636
Accounts receivable	17,901	26,411
Inventories	19,368	18,957
Prepaid expenses	18,293	18,171
Deferred tax asset	2,884	2,884

Total current assets	78,641	86,059
Property and equipment, net	691,812	703,956
Other noncurrent assets	12,612	11,791

Total assets	$783,065	$801,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Capital lease obligations, current portion	$1,003	$1,060
Accounts payable	31,593	32,678
Accrued expenses	38,936	35,517
Unearned revenues	10,839	11,779
Dividends payable	4,286	312
Accrued interest	1,873	1,794

Total current liabilities	88,530	83,140
Capital lease obligations, less current portion	20,893	21,656
Revolving credit facility borrowings	352,000	389,500
Deferred rent liability	57,634	57,196
Deferred landlord contributions	26,105	27,092
Deferred tax liability	61,579	62,931
Accrued insurance	13,037	11,980
Other noncurrent liabilities	5,129	5,037

Total liabilities	624,907	658,532

Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,893,107 and 61,696,806 shares issued, respectively	6,189	6,170
Capital in excess of par value	449,232	447,449
Retained earnings	855,027	823,012
Accumulated other comprehensive income	5,059	5,880
Less treasury stock, at cost; 44,341,224 and 43,814,979 shares, respectively	(1,157,349)	(1,139,237)

Total stockholders’ equity	158,158	143,274

Total liabilities and stockholders’ equity	$783,065	$801,806

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
REVENUES:
Food and beverage sales	$86,517	$84,882	$202,318	$200,784
Entertainment and merchandise sales	103,926	96,274	242,328	225,798

Total Company store sales	190,443	181,156	444,646	426,582
Franchise fees and royalties	1,501	1,259	2,601	2,591

Total revenues	191,944	182,415	447,247	429,173

OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	20,926	21,025	48,965	49,236
Cost of entertainment and merchandise (exclusive of items shown separately below)	6,948	7,170	16,280	16,145

Total cost of food, beverage, entertainment and merchandise	27,874	28,195	65,245	65,381
Labor expenses	55,085	53,385	117,940	115,053
Depreciation and amortization	19,207	19,091	39,063	38,830
Rent expense	19,217	18,957	38,976	37,915
Other store operating expenses	31,872	30,702	64,374	62,266

Total Company store operating costs	153,255	150,330	325,598	319,445

Other costs and expenses:
Advertising expense	10,618	8,106	22,316	16,981
General and administrative expenses	14,380	13,062	29,421	26,704
Asset impairments	226	2,374	226	2,723

Total operating costs and expenses	178,479	173,872	377,561	365,853

Operating income	13,465	8,543	69,686	63,320
Interest expense	2,039	2,083	4,231	4,054

Income before income taxes	11,426	6,460	65,455	59,266
Income taxes	4,187	2,381	24,959	22,883

Net income	$7,239	$4,079	$40,496	$36,383

Earnings per share:
Basic	$0.42	$0.23	$2.35	$2.06
Diluted	$0.42	$0.23	$2.34	$2.05

Weighted average common shares outstanding:
Basic	17,057	17,599	17,211	17,692
Diluted	17,138	17,640	17,295	17,745

Cash dividends declared per share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Net income	$7,239	$4,079	$40,496	$36,383
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	(467)	(492)	(821)	(55)

Total components of other comprehensive income (loss), net of tax	(467)	(492)	(821)	(55)

Comprehensive income	$6,772	$3,587	$39,675	$36,328

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,	July 1,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,496	$36,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,429	39,208
Deferred income taxes	(1,552)	(403)
Stock-based compensation expense	4,225	3,705
Amortization of landlord contributions	(1,134)	(1,069)
Amortization of deferred debt financing costs	226	242
(Gain) loss on asset disposals, net	(325)	1,033
Asset impairments	226	2,723
Other adjustments	(29)	79
Changes in operating assets and liabilities:
Accounts receivable	1,891	876
Inventories	(337)	544
Prepaid expenses	(379)	(7,217)
Accounts payable	(1,207)	(2,752)
Accrued expenses	4,127	3,255
Unearned revenues	(933)	(270)
Accrued interest	206	(635)
Income taxes payable	5,666	2,169
Deferred rent liability	623	1,632
Deferred landlord contributions	1,473	284

Net cash provided by operating activities	92,692	79,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,080)	(50,345)
Proceeds from sale of property and equipment	2,167	—
Other investing activities	563	270

Net cash used in investing activities	(29,350)	(50,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(37,500)	(6,200)
Payments on capital lease obligations	(447)	(390)
Dividends paid	(4,372)	(8,016)
Excess tax benefit realized from stock-based compensation	172	619
Restricted stock returned for payment of taxes	(2,163)	(2,612)
Purchases of treasury stock	(18,112)	(14,353)

Net cash used in financing activities	(62,422)	(30,952)
Effect of foreign exchange rate changes on cash	(361)	3

Change in cash and cash equivalents	559	(1,237)
Cash and cash equivalents at beginning of period	19,636	18,673

Cash and cash equivalents at end of period	$20,195	$17,436

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,842	$4,466
Income taxes paid, net	$20,559	$20,284
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,134	$3,050
Dividends payable	$4,764	$4,259
Capital lease obligations	$740	$3,401

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

Basis of Presentation

Our Consolidated Financial Statements include the accounts of the Company and the International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity in which we have a controlling financial interest. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the stores that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.

Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.6 million and $0.5 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

Interim Financial Statements

The accompanying Consolidated Financial Statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and July 1, 2012 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.

Fair Value Disclosures

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

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

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility obligations. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of borrowings under our revolving credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions. We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 2 “Asset Impairments” for the fair value disclosures of stores we have impaired.

During the three and six months ended June 30, 2013 and July 1, 2012, there were no significant transfers among level 1, 2 or 3 fair value determinations.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide the effects on net income of significant reclassifications out of accumulated other comprehensive income by component on a prospective basis. The adoption of this amendment during the first quarter of 2013 required additional disclosure but did not have an impact on our Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted: In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We believe the adoption of this amendment will not have a significant impact on our Consolidated Financial Statements.

2. Asset Impairments:

During the three and six months ended June 30, 2013, we recognized an asset impairment charge of $0.2 million related to one store, which was not previously impaired. During the three months ended July 1, 2012, we recognized an asset impairment charge of $2.4 million related to nine stores, of which six stores were previously impaired. During the six months ended July 1, 2012, we recognized asset impairment charges of $2.7 million related to ten stores, of which six were previously impaired. These impairment charges were the result of declines in the stores’ financial performance primarily due to various economic factors in the markets in which the stores are located. We continue to operate all but one of these stores.

As of June 30, 2013 and July 1, 2012, the aggregate carrying value of the property and equipment at the impaired stores, after the impairment charges, was $0.3 million and $3.1 million, respectively.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value, as the store’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of its long-lived assets. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store using a weighted average cost of capital commensurate with the risk. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:

•	Discount rate based on our weighted average cost of capital and the risk-free rate of return;

•	Sales growth rates and cash flow margins;

•	Strategic plans, including projected capital spending and intent to exercise lease renewal options for the store;

•	Salvage values; and

•	Other risks and qualitative factors specific to the asset or market conditions in which the asset is located at the time the assessment was made.

During the first six months of 2013, the average discount rate, average sales growth rate and average cash flow margin used were 7%, 0% and 10%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

3. Revolving Credit Facility:

	June 30,	December 30,
	2013	2012
	(in thousands)
Revolving credit facility borrowings	$352,000	$389,500

The revolving credit facility is a senior unsecured credit commitment of $500.0 million that expires on October 28, 2016. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the six months ended June 30, 2013, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.19% to 0.21%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.

As of June 30, 2013, we had $10.9 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility for both the three and six months ended June 30, 2013 and July 1, 2012 was 1.7%.

The credit agreement for the revolving credit facility also contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a pro forma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of June 30, 2013, we were in compliance with all of these restrictions and covenants.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Income Taxes:

Our effective income tax rate for the three months ended June 30, 2013 was 36.6% compared to 36.9% for the three months ended July 1, 2012. Our effective income tax rate for the six months ended June 30, 2013 was 38.1% compared to 38.6% for the six months ended July 1, 2012. Our liability for uncertain tax positions (excluding interest and penalties) was $3.3 million and $2.9 million as of June 30, 2013 and December 30, 2012, respectively, and if recognized would decrease our provision for income taxes by $2.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.4 million as a result of settlements with certain taxing authorities within the next twelve months.

The total accrued interest and penalties related to unrecognized tax benefits as of June 30, 2013 and December 30, 2012, was $2.8 million and $2.6 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

5. Earnings Per Share:

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Common shares outstanding consist of shares of our common stock and certain unvested shares of restricted stock containing nonforfeitable dividend rights. As of March 31, 2013, all shares of restricted stock with nonforfeitable dividend rights had vested. Diluted EPS represents net income divided by the basic weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable upon the vesting of unvested shares of restricted stock. The dilutive effect of potential common shares is determined using the treasury stock method, whereby unamortized stock-based compensation cost of unvested restricted stock, and any associated excess tax benefits are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$7,239	$4,079	$40,496	$36,383

Denominator:
Basic weighted average common shares outstanding	17,057	17,599	17,211	17,692
Potential common shares for restricted stock	81	41	84	53

Diluted weighted average common shares outstanding	17,138	17,640	17,295	17,745

Earnings per share:
Basic	$0.42	$0.23	$2.35	$2.06

Diluted	$0.42	$0.23	$2.34	$2.05

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

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Stock-based compensation costs	$2,549	$1,988	$4,315	$3,767
Portion capitalized as property and equipment(1)	(51)	(32)	(90)	(62)

Stock-based compensation expense recognized	$2,498	$1,956	$4,225	$3,705

Tax benefit recognized from stock-based compensation awards	$143	$—	$172	$619

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

As of June 30, 2013, unrecognized pre-tax stock-based compensation cost of $16.9 million related to restricted stock awards granted will be recognized over a weighted average remaining vesting period of 1.8 years.

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, December 30, 2012	547,077	$35.94
Granted	290,027	$30.90
Vested	(219,771)	$33.72
Forfeited	(22,934)	$35.89

Unvested restricted stock awards, June 30, 2013	594,399	$34.31

During the six months ended June 30, 2013, employees and non-employee directors tendered 70,792 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $30.55.

CEC ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. Stockholders’ Equity:

The following table summarizes the changes in stockholders’ equity during the first six months of 2013:

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	Total
	(in thousands, except share information)
Balance at December 30, 2012	61,696,806	$6,170	$447,449	$823,012	$5,880	43,814,979	$(1,139,237)	$143,274
Net income	—	—	—	40,496	—	—	—	40,496
Other comprehensive income	—	—	—	—	(821)	—	—	(821)
Stock-based compensation costs	—	—	4,315	—	—	—	—	4,315
Restricted stock issued, net of forfeitures	267,093	27	(27)	—	—	—	—	—
Tax shortfall from restricted stock, net	—	—	(350)	—	—	—	—	(350)
Restricted stock returned for taxes	(70,792)	(8)	(2,155)	—	—	—	—	(2,163)
Repurchase of treasury shares	—	—	—	—	—	526,245	(18,112)	(18,112)
Dividends declared	—	—	—	(8,481)	—	—	—	(8,481)

Balance at June 30, 2013	61,893,107	$6,189	$449,232	$855,027	$5,059	44,341,224	$(1,157,349)	$158,158

Cash Dividends

During the six months ended June 30, 2013 and July 1, 2012, we declared cash dividends to common stockholders of $8.5 million and $7.9 million, respectively. On July 29, 2013, our Board declared a cash dividend of $0.24 per share, which will be paid on October 3, 2013 to stockholders of record on September 5, 2013.

Stock Repurchase Program

On April 30, 2013, the Board authorized a $100 million increase to our existing Board approved stock repurchase program.

During the six months ended June 30, 2013, we repurchased 526,245 shares of our common stock at an average price of $34.42 per share for an aggregate purchase price of $18.1 million. As of June 30, 2013, $128.9 million remained available for us to repurchase shares of our common stock in the future, under our stock repurchase program as most recently amended April 30, 2013.

Our stock repurchase program does not have an expiration date, and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our share repurchases may be performed from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time.

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

Executive Summary

Our Strategic Plan

As previously disclosed in 2012, we implemented an updated strategic plan with the primary objective of increasing customer traffic and ultimately improving our sales and operating results. As part of this plan, we began implementing a number of strategic changes during the second half of 2012. We introduced a new and updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our customers and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests.

Our value proposition includes changes in our pricing strategy to ensure that we continue to provide our guests with what we believe is a great value. Based on market research and testing, we changed our pricing structure during 2012, including reducing price points for our package deals, reducing pizza prices, decreasing the number of tokens included in various token packages, reducing discounts included in certain coupons and reducing the number of “token only” coupons. In addition, a standardized menu and pricing for domestic Company-owned stores was included on our redesigned website and in all of our stores by November 2012. We believe that these changes to our pricing strategy increase the attractiveness of our everyday menu offerings, while continuing to provide our guests with a great value proposition.

Second Quarter 2013 Overview:

•	Net income increased to $7.2 million, or $0.42 per share, for the three months ended June 30, 2013 compared to $4.1 million, or $0.23 per share, for the three months ended July 1, 2012.

•

Total revenues increased $9.5 million, or 5.2%, compared to the second quarter of 2012, primarily due to a 2.9% increase in comparable store sales and additional revenue from four net new stores opened since the second quarter of 2012.

•

Company store operating costs decreased 250 basis points, as a percentage of Company store sales, primarily due to a 100 basis point decrease in the cost of food, beverage, entertainment and merchandise and a 60 basis point decrease in labor costs.

•

Other costs and expenses increased $1.7 million, due to a $2.5 million increase in advertising costs and a $1.3 million increase in general and administrative expenses, partially offset by a $2.1 million decrease in asset impairments.

•

Cash provided by operations was $16.7 million in the second quarter of 2013 compared to $2.1 million in the second quarter of 2012, driven primarily by an increase in net income and changes in our working capital.

•	We repurchased $8.1 million of our common stock in the second quarter of 2013.

•

During the second quarter of 2013, we completed 25 capital initiatives consisting of 21 game enhancements, two store expansions and two new store openings, as well as began construction on three new stores.

•	During the second quarter of 2013, we declared a cash dividend of $4.2 million, or $0.24 per share.

Overview of Operations

We currently operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 47 states and nine foreign countries and territories. Additionally, we have development agreements focused on franchising our concept in four additional foreign countries. Our stores offer wholesome family dining, distinctive musical and comic entertainment by computer-controlled robotic characters, family-oriented arcade-style and skill-oriented games, video games, rides and other activities, which are intended to uniquely appeal to our primary customer base of families with children between two and 12 years of age. Our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Number of Company-owned stores:
Beginning of period	515	508	514	507
New(1)	2	5	3	5
Acquired from franchisee	—	—	—	1
Closed(1)	(3)	(3)	(3)	(3)

End of period	514	510	514	510

Number of franchised stores:
Beginning of period	51	50	51	49
New(2)	3	—	3	2
Acquired by the Company	—	—	—	(1)
Closed(2)	(1)	—	(1)	—

End of period	53	50	53	50

(1)	During the three and six months ended July 1, 2012, the number of new and closed Company-owned stores included two stores that were relocated.
(2)	During the three and six months ended June 30, 2013, the number of new and closed franchised stores included one store that was relocated.

We are focusing on growing our concept both domestically and internationally. We currently expect to open a total of 12 to 15 new domestic Company-owned stores, including one to two relocated stores, per year in both 2013 and 2014. We currently expect to close five Company-owned stores in 2013. We are also targeting franchising our concept internationally in certain countries located in Asia, Latin America, the Middle East and Eastern Europe. We currently expect our franchisees to open a total of four to six international franchise stores during 2013. During the second quarter of 2013, our international franchisees opened two new stores located in Panama and Saudi Arabia.

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

Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consist of the sale of food, beverages, game-play tokens and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“Package Deals”), which we promote through in-store menu pricing, our website or coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.

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

Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise store’s sales. We also receive development and initial franchise fees to establish new franchised stores, as well as earn revenues from the sale of equipment and other items or services to franchisees. We recognize development and franchise fees as revenues when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.

Company store operating costs. Certain costs and expenses relate only to the operation of our Company-owned stores and are as follows:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for store personnel;

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

Results of Operations

The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(in thousands, except percentages)
Food and beverage sales	$86,517	45.4%	$84,882	46.9%	$202,318	45.5%	$200,784	47.1%
Entertainment and merchandise sales	103,926	54.6%	96,274	53.1%	242,328	54.5%	225,798	52.9%

Company store sales	$190,443	100.0%	$181,156	100.0%	$444,646	100.0%	$426,582	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(in thousands, except percentages)
Company store sales	$190,443	99.2%	$181,156	99.3%	$444,646	99.4%	$426,582	99.4%
Franchise fees and royalties	1,501	0.8%	1,259	0.7%	2,601	0.6%	2,591	0.6%

Total revenues	191,944	100.0%	182,415	100.0%	447,247	100.0%	429,173	100.0%

Company store operating costs:
Cost of food and beverage(1)	20,926	24.2%	21,025	24.8%	48,965	24.2%	49,236	24.5%
Cost of entertainment and merchandise(2)	6,948	6.7%	7,170	7.4%	16,280	6.7%	16,145	7.2%

Total cost of food, beverage, entertainment and merchandise(3)	27,874	14.6%	28,195	15.6%	65,245	14.7%	65,381	15.3%
Labor expenses(3)	55,085	28.9%	53,385	29.5%	117,940	26.5%	115,053	27.0%
Depreciation and amortization(3)	19,207	10.1%	19,091	10.5%	39,063	8.8%	38,830	9.1%
Rent expense(3)	19,217	10.1%	18,957	10.5%	38,976	8.8%	37,915	8.9%
Other store operating expenses(3)	31,872	16.7%	30,702	16.9%	64,374	14.5%	62,266	14.6%

Total Company store operating costs(3)	153,255	80.5%	150,330	83.0%	325,598	73.2%	319,445	74.9%
Other costs and expenses:
Advertising expense	10,618	5.5%	8,106	4.4%	22,316	5.0%	16,981	4.0%
General and administrative expenses	14,380	7.5%	13,062	7.2%	29,421	6.6%	26,704	6.2%
Asset impairments	226	0.1%	2,374	1.3%	226	0.1%	2,723	0.6%

Total operating costs and expenses	178,479	93.0%	173,872	95.3%	377,561	84.4%	365,853	85.2%

Operating income	13,465	7.0%	8,543	4.7%	69,686	15.6%	63,320	14.8%
Interest expense	2,039	1.1%	2,083	1.1%	4,231	0.9%	4,054	0.9%

Income before income taxes	$11,426	6.0%	$6,460	3.5%	$65,455	14.6%	$59,266	13.8%

(1)	Percent amount expressed as a percentage of Food and beverage sales.
(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.
(3)	Percent amount expressed as a percentage of Company store sales.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012

Revenues

Company store sales increased $9.2 million, or 5.1%, to $190.4 million during the second quarter of 2013 compared to $181.2 million during the same period in the prior year. The increase was primarily due to a 2.9% increase in comparable store sales, as well as revenue generated from four net new stores opened since the second quarter of 2012. We continue to evaluate the impact of our strategic plan on our results and believe that certain components of our strategy are continuing to gain traction.

Our Company store sales mix consisted of Food and beverage sales totaling 45.4% and Entertainment and merchandise sales totaling 54.6% during the second quarter of 2013 compared to 46.9% and 53.1%, respectively, during the second quarter of 2012. We believe the shift in our sales mix is primarily due to: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continuing effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investments in our games continues to result in more of our guests’ average check being allocated to games.

Company Store Operating Costs

Overall, the Cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 100 basis points to 14.6% in the second quarter of 2013 compared to 15.6% in the second quarter of 2012. We believe this decrease was partially attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012 and our cost savings initiatives that were fully implemented in the second quarter of 2013.

Cost of food and beverage, as a percentage of Food and beverage sales, decreased 60 basis points to 24.2% in the second quarter of 2013 from 24.8% in the second quarter of 2012. The percentage decrease primarily related to an approximate 20% reduction in dough usage as a result of our new thinner, more crispy pizza crust implemented in stores in March 2013, partially offset by an increase of $0.25, or 16.3%, in the average cost per pound of cheese.

Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, decreased 70 basis points to 6.7% in the second quarter of 2013 from to 7.4% in the second quarter of 2012. The Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was favorably impacted by the modification of our prize and merchandise categories, as well as the shift in the sales mix to entertainment and merchandise.

Labor expenses, as a percentage of Company store sales, decreased 60 basis points to 28.9% in the second quarter of 2013 compared to 29.5% in the second quarter of 2012, as our increase in labor costs were outpaced by our increase in sales. In addition, we experienced a decrease in workers’ compensation and health insurance costs during the second quarter of 2013. These benefits were partially offset by an increase in sales and performance bonuses due to improved results.

Depreciation and amortization and Rent expense, as a percentage of Company store sales, collectively decreased 80 basis points to 20.2% in the second quarter of 2013 compared to 21.0% in the second quarter of 2012 primarily due to improved leverage of these costs associated with higher sales.

Advertising Expense

Advertising expense increased $2.5 million to $10.6 million in the second quarter of 2013 from $8.1 million in the second quarter of 2012, or, as a percentage of Total revenues, increased 110 basis points to 5.5% in the second quarter of 2013 from 4.4% in the second quarter of 2012. In accordance with our updated strategic plan, we increased our advertising expenditures for national television advertising, the production of new commercials and a new digital advertising campaign.

General and Administrative Expenses

General and administrative expenses increased $1.3 million to $14.4 million in the second quarter of 2013 from $13.1 million in the second quarter of 2012 primarily due to increases in management bonuses related to improved sales and profit performance and other various corporate office overhead costs, partially offset by a gain on the sale of a property.

Asset Impairments

During the second quarter of 2013, we recognized an asset impairment charge of $0.2 million for one store, which was not previously impaired. During the second quarter of 2012, we recognized an asset impairment charge of $2.4 million for nine stores, of which six stores were previously impaired. We continue to operate all but one of these impaired stores. For additional information about this impairment charge, refer to Note 2 “Asset Impairments” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

Diluted Earnings Per Share

Diluted earnings per share increased by 82.6% to $0.42 per share in the second quarter of 2013 from $0.23 per share in the second quarter of 2012 primarily due to a 77.5% increase in net income.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012

Revenues

Company store sales increased $18.0 million, or 4.2%, to $444.6 million in the first six months of 2013 compared to $426.6 million in the first six months of 2012. The increase in Company store sales is primarily due to a 2.2% increase in comparable store sales, as well as revenue generated from four net new stores opened since the second quarter of 2012. We believe the increase in comparable store sales in 2013 was partially related to record warm weather in the Midwest and Northeast in March 2012, which negatively impacted our prior year results. We continue to evaluate the impact of our strategic plan on our results and believe that certain components of our strategy are continuing to gain traction.

Our Company store sales mix consisted of Food and beverage sales totaling 45.5% and Entertainment and merchandise sales totaling 54.5% for the first six months of 2013 compared to 47.1% and 52.9%, respectively, for the first six months of 2012. We believe the shift in our sales mix is primarily due to: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continuing effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investments in our games continues to result in more of our guests’ average check being allocated to games.

Company Store Operating Costs

For the first six months of 2013, the Cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 60 basis points to 14.7% as compared to 15.3% in the first six months of 2012. We believe this decrease was partially attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012 and our cost savings initiatives that were fully implemented in the second quarter of 2013.

Cost of food and beverage, as a percentage of Food and beverage sales, decreased 30 basis points to 24.2% in the first six months of 2013 compared to 24.5% in the first six months of 2012. The percentage decrease primarily related to an approximate 15% reduction in dough usage as a result of our new thinner, more crispy pizza crust implemented in stores in March 2013 and a 20 basis point decrease in the cost of paper and birthday supplies, partially offset by an increase of $0.19, or 12.7%, in the average cost per pound of cheese.

Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, decreased 50 basis points to 6.7% in the six months ended June 30, 2013 compared to 7.2% in the six months ended July 1, 2012. The Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was favorably impacted by the modification of our prize and merchandise categories, as well as the shift in the sales mix to entertainment and merchandise.

Labor expenses, as a percentage of Company store sales, decreased by 50 basis points to 26.5% in the first six months of 2013 compared to 27.0% in the first six months of 2012, as our increase in labor costs were outpaced by our increase in sales. In addition, we experienced a decrease in workers’ compensation and health insurance costs during the first six months of 2013. These benefits were partially offset by an increase in sales and performance bonuses due to improved results.

Advertising Expense

Advertising expense increased $5.3 million to $22.3 million in the first six months of 2013 from $17.0 million in the first six months of 2012, or, as a percentage of Total revenues, increased 100 basis points to 5.0% in the first six months of 2013 from 4.0% in the first six months of 2012. In accordance with our updated strategic plan, we increased our advertising expenditures for national television advertising, the production of new commercials and a new digital advertising campaign.

General and Administrative Expenses

General and administrative expenses increased $2.7 million to $29.4 million in the first six months of 2013 from $26.7 million in the first six months of 2012 primarily due to an increase in management bonuses as a result of improved sales and profit performance and higher professional fees, partially related to the modernization of various information technology platforms, partially offset by a gain on the sale of a property.

Asset Impairments

During the first six months of 2013, we recognized an asset impairment charge of $0.2 million for one store, which was not previously impaired. During the first six months of 2012, we recognized an asset impairment charge of $2.7 million for ten stores, of which six stores were previously impaired. We continue to operate all but one of these impaired stores. For additional information about this impairment charge, refer to Note 2 “Asset Impairments” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

Income Taxes

Our effective income tax rate decreased to 38.1% for the first six months of 2013 compared to 38.6% for the first six months of 2012. The decrease in our effective income tax rate was primarily due to an increase in federal and state tax credits, including federal Work Opportunity Tax Credits relating to our 2012 fiscal year accounted for in the first quarter of 2013 due to the retroactive reinstatement of certain aspects of the federal credit program enacted January 2, 2013.

Diluted Earnings Per Share

Diluted earnings per share increased by 14.1% to $2.34 per share in the first six months of 2013 from $2.05 per share in the first six months of 2012 primarily due to an 11.3% increase in net income and a 2.5% decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in weighted average diluted shares outstanding between the two periods was impacted by our repurchase of 0.9 million shares of our common stock since the beginning of the first quarter of 2012 through the end of the second quarter of 2013. During the first six months of 2013, we repurchased 526,245 shares of our common stock. We estimate that the decrease in the number of weighted average diluted shares outstanding between the two periods attributable solely to stock repurchases benefited our earnings per share in the first six months of 2013 by $0.06. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2012 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2012 fiscal year or the effect of the issuance of restricted stock subsequent to the beginning of the 2012 fiscal year.

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

The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Six Months Ended
	June 30,	July 1,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$92,692	$79,787
Net cash used in investing activities	(29,350)	(50,075)
Net cash used in financing activities	(62,422)	(30,952)
Effect of foreign exchange rate changes on cash	(361)	3

Change in cash and cash equivalents	$559	$(1,237)

Interest paid	$3,842	$4,466
Income taxes paid, net	$20,559	$20,284

	June 30,	December 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$20,195	$19,636
Revolving credit facility borrowings	$352,000	$389,500
Available unused commitments under revolving credit facility	$137,100	$100,100

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

Our cash and cash equivalents totaled $20.2 million and $19.6 million as of June 30, 2013 and December 30, 2012, respectively. Cash and cash equivalents as of June 30, 2013 and December 30, 2012 includes $8.2 million and $7.8 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

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

Sources and Uses of Cash

Net cash provided by operating activities increased by $12.9 million to $92.7 million in the first six months of 2013 from $79.8 million in the first six months of 2012. The increase was primarily attributable to the 11.3% increase in net income, an increase in accrued income taxes for 2013 as compared to 2012, as a result of higher net income, and changes in working capital.

Net cash used in investing activities decreased $20.7 million to $29.4 million in the first six months of 2013 from $50.1 million in the first six months of 2012, primarily due to the timing of payments for various capital initiatives completed, as well as recognizing cash proceeds from the sale of a property.

Net cash used in financing activities increased $31.4 million to $62.4 million in the first six months of 2013 from $31.0 million in the first six months of 2012. The increase primarily related to increases in repayments on our revolving credit facility.

Debt Financing

We maintain a $500.0 million revolving credit facility under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first six months of 2013, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.19% to 0.21%. The revolving credit facility also requires us to pay a quarterly commitment fee ranging from 0.15% to 0.30%, depending on our financial performance and debt levels on any unused portions of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility, provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.

As of June 30, 2013, we had $352.0 million of borrowings outstanding and $10.9 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the six months ended June 30, 2013.

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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. As of June 30, 2013, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.04 to 1.0 and a consolidated leverage ratio of 2.16 to 1.0, and we expect to remain in compliance for the next twelve months.

Cash Dividend

During the six months ended June 30, 2013 and July 1, 2012, we declared cash dividends to common stockholders of $8.5 million and $7.9 million, respectively. On July 29, 2013, our Board declared a cash dividend of $0.24 per share, which will be paid on October 3, 2013 to stockholders of record on September 5, 2013. We currently expect to continue to pay quarterly cash dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends and the establishment of record and payment dates, if any, is subject to final determination by our Board each quarter, after its review of our business strategy, applicable debt covenants and financial performance and position, among other things.

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility included above in “Debt Financing.”

Capital Expenditures

We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We currently expect to open a total of 12 to 15 new domestic Company-owned stores, including one to two relocated stores, per year in both 2013 and 2014. During the first six months of 2013, we opened three stores and have begun construction on seven new stores. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate capital expenditures in 2013 will total approximately $75 million to $80 million, including (a) approximately $38 million related to new store development; (b) approximately $22 million related to capital initiatives for our existing stores; and (c) the remainder for other store initiatives, general store requirements and other corporate capital expenditures. This is a reduction of $4 million to $7 million from our original capital investment plan for 2013.

The following tables summarize information regarding the Company’s actual and projected number of capital spending initiatives and the approximate total capital spend for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Investment in Company-owned stores:
Game Enhancements	21	20	32	38
Major Remodels	—	2	—	3
Store Expansions	2	4	2	9

Total completed	23	26	34	50

Total capital spend on existing Company-owned stores (in millions)	$3	$8	$4	$16

Company owned stores(1)	2	5	3	6

Total capital spend on new Company-owned stores (in millions)	$5	$13	$8	$16

(1)	In February 2012, we acquired a store from a franchisee.

	Actual Completions in Fiscal Year 2012	Projected Completions in Fiscal Year 2013	Estimated Average Cost Per Project	Projected Total Cost in Fiscal Year 2013
	(in millions, except actual and projected completions)
Investment in Company-owned stores:
Game Enhancements	94	150	$0.06	$9
Major Remodels	6	6	$0.70	4
Store Expansions	25	9	$1.00	9

Total	125	165		$22

New Company store development(1)	13	14	$2.70	$38

(1)	New Company store development for fiscal year 2012 included three store relocations and one acquisition. Projected new Company store development for fiscal year 2013 includes one store relocation.

New Company store development. Our plan for new store development primarily focuses on opening high sales volume stores in densely populated areas. We expect the cost of opening a new store will vary depending on many factors, including the existing real estate market, the size of the store, whether we acquire land and whether the store is located in an in-line or freestanding building. In some cases, new store development includes relocating existing stores.

Existing stores. We believe that in order to maintain consumer demand and the appeal of our concept, we must continue to invest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions.

Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game and ride technology. During the second quarter of 2013, we enhanced our existing store capital strategy to reduce the cost of game enhancements by utilizing more used and transferred games and rides in combination with new games and rides. This revision will allow us to perform a game enhancement at a store, generally, every two years for approximately half the cost of our historical game enhancements.

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

Share Repurchases

On April 30, 2013, the Board authorized a $100 million increase to our existing Board approved stock repurchase program. During the six months ended June 30, 2013, we repurchased 526,245 shares of our common stock at an average price of $34.42 per share for an aggregate purchase price of $18.1 million. As of June 30, 2013, $128.9 million remained available for us to repurchase shares of our common stock, in the future, under our stock repurchase program as most recently amended April 30, 2013.

Our stock repurchase program does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our share repurchases may be performed from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our common stock we may repurchase. See the discussion of our current revolving credit facility included above in “Debt Financing.”

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2013, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).

As of June 30, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations since December 30, 2012. For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.

Critical Accounting Policies and Estimates

Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013. As of June 30, 2013, there has been no material change to the information concerning our critical accounting policies and estimates.

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

Interest Rate Risk

We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of June 30, 2013 of $352.0 million is variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased interest expense by $1.8 million for the six months ended June 30, 2013.

Commodity Price Risk

We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the six months ended June 30, 2013, the weighted average cost of a block of cheese was $1.72. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.7 million for the six months ended June 30, 2013. For the six months ended June 30, 2013, the weighted average cost of dough per pound was $0.42. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million for the six months ended June 30, 2013.

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the six months ended June 30, 2013, our Canadian stores represented 0.9% of our consolidated operating income.

Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended June 30, 2013 were $0.95 and $1.0166, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the six months ended June 30, 2013 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors.

We believe there has been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, filed with the SEC on February 21, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of our common stock during the second quarter of 2013 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 – April 28, 2013	—	$—	—	$37,022,565
April 29 – May 26, 2013	214,517	$38.06	213,936	$128,880,167
May 27 – June 30, 2013	93	$40.74	—	$128,880,167

Total	214,610	$38.06	213,936	$128,880,167

(1)

For the periods ended May 26 and June 30, 2013, the total number of shares purchased included 581 shares and 93 shares, respectively, tendered by employees at an average price per share of $37.85 and $40.74, respectively, to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)

We may repurchase shares of our common stock under a plan authorized by our Board. On April 30, 2013, the Board authorized a $100 million increase to our existing Board approved stock repurchase program. The stock repurchase program, which does not have a stated expiration date, authorizes us to make repurchases through open market purchases, accelerated share repurchases or in privately negotiated transactions.

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

CEC ENTERTAINMENT, INC.

August 1, 2013	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 1, 2013		/s/ Laurie E. Priest
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