Form 10-Q
period 2013-09-29
CEC ENTERTAINMENT INC
filed 2013-10-31
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-13687
____________________________________
CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
____________________________________

Kansas (State or other jurisdiction of incorporation or organization)	48-0905805 (IRS Employer Identification No.)

4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)
(972) 258-8507
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2013, an aggregate of 17,551,269 shares of the registrant’s common stock, par value $0.10 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,384	$19,636
Accounts receivable	17,462	26,411
Inventories	20,595	18,957
Prepaid expenses	18,445	18,171
Deferred tax asset	2,884	2,884
Total current assets	80,770	86,059
Property and equipment, net	695,020	703,956
Other noncurrent assets	11,058	11,791
Total assets	$786,848	$801,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$1,011	$1,060
Accounts payable	30,640	32,678
Accrued expenses	39,473	35,517
Unearned revenues	10,745	11,779
Dividends payable	4,340	312
Accrued interest	1,107	1,794
Total current liabilities	87,316	83,140
Capital lease obligations, less current portion	20,646	21,656
Revolving credit facility borrowings	348,500	389,500
Deferred rent liability	58,745	57,196
Deferred landlord contributions	26,218	27,092
Deferred tax liability	62,557	62,931
Accrued insurance	13,863	11,980
Other noncurrent liabilities	5,056	5,037
Total liabilities	622,901	658,532
Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,892,493 and 61,696,806 shares issued, respectively	6,189	6,170
Capital in excess of par value	451,570	447,449
Retained earnings	858,253	823,012
Accumulated other comprehensive income	5,284	5,880
Less treasury stock, at cost; 44,341,224 and 43,814,979 shares, respectively	(1,157,349)	(1,139,237)
Total stockholders’ equity	163,947	143,274
Total liabilities and stockholders’ equity	$786,848	$801,806
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
REVENUES:
Food and beverage sales	$87,170	$90,406	$289,488	$291,190
Entertainment and merchandise sales	107,629	105,223	349,957	331,021
Total Company store sales	194,799	195,629	639,445	622,211
Franchise fees and royalties	1,107	921	3,708	3,512
Total revenues	195,906	196,550	643,153	625,723
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	20,850	22,627	69,815	71,863
Cost of entertainment and merchandise (exclusive of items shown separately below)	6,976	7,703	23,256	23,848
Total cost of food, beverage, entertainment and merchandise	27,826	30,330	93,071	95,711
Labor expenses	56,469	55,139	174,409	170,192
Depreciation and amortization	19,603	19,872	58,666	58,702
Rent expense	19,672	19,526	58,648	57,441
Other store operating expenses	34,401	33,501	98,775	95,767
Total Company store operating costs	157,971	158,368	483,569	477,813
Other costs and expenses:
Advertising expense	10,644	9,966	32,960	26,947
General and administrative expenses	13,529	12,931	42,950	39,635
Asset impairments	537	818	763	3,541
Total operating costs and expenses	182,681	182,083	560,242	547,936
Operating income	13,225	14,467	82,911	77,787
Interest expense	1,278	2,031	5,509	6,085
Income before income taxes	11,947	12,436	77,402	71,702
Income taxes	4,508	4,642	29,467	27,525
Net income	$7,439	$7,794	$47,935	$44,177
Earnings per share:
Basic	$0.44	$0.45	$2.80	$2.51
Diluted	$0.43	$0.45	$2.78	$2.50
Weighted average common shares outstanding:
Basic	16,958	17,397	17,128	17,595
Diluted	17,121	17,473	17,238	17,652
Cash dividends declared per share	$0.24	$0.22	$0.72	$0.66
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$7,439	$7,794	$47,935	$44,177
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	225	767	(596)	712
Total components of other comprehensive income (loss), net of tax	225	767	(596)	712
Comprehensive income	$7,664	$8,561	$47,339	$44,889
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,935	$44,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,269	59,257
Deferred income taxes	(477)	4,551
Stock-based compensation expense	6,469	5,630
Amortization of landlord contributions	(1,729)	(1,653)
Amortization of deferred debt financing costs	337	367
Loss on asset disposals, net	704	1,797
Asset impairments	763	3,541
Other adjustments	75	266
Changes in operating assets and liabilities:
Accounts receivable	4,246	1,957
Inventories	(1,665)	872
Prepaid expenses	55	(4,905)
Accounts payable	(2,928)	(687)
Accrued expenses	5,325	5,039
Unearned revenues	(1,029)	(656)
Accrued interest	(637)	(623)
Income taxes payable	4,105	(2,563)
Deferred rent liability	1,468	2,550
Deferred landlord contributions	1,469	323
Net cash provided by operating activities	123,755	119,240
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(54,446)	(75,831)
Proceeds from sale of property and equipment	2,260	474
Other investing activities	678	—
Net cash used in investing activities	(51,508)	(75,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	(41,000)	(15,200)
Payments on capital lease obligations	(697)	(590)
Dividends paid	(8,445)	(11,829)
Excess tax benefit realized from stock-based compensation	249	619
Restricted stock returned for payment of taxes	(2,191)	(2,629)
Purchases of treasury stock	(18,112)	(14,353)
Net cash used in financing activities	(70,196)	(43,982)
Effect of foreign exchange rate changes on cash	(303)	119
Change in cash and cash equivalents	1,748	20
Cash and cash equivalents at beginning of period	19,636	18,673
Cash and cash equivalents at end of period	$21,384	$18,693
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,713	$6,398
Income taxes paid, net	$25,616	$24,812
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,904	$3,214
Dividends payable	$4,904	$4,381
Capital lease obligations	$740	$10,689
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies:
Description of Business
The use of the terms “CEC Entertainment,” “Company,” “we,” “us” and “our” throughout these unaudited notes to the interim Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.6 million and $0.5 million for the three months ended September 29, 2013 and September 30, 2012, respectively, and $2.0 million and $1.6 million for the nine months ended September 29, 2013 and September 30, 2012, respectively.
The preparation of these unaudited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our unaudted Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Interim Financial Statements
The accompanying Consolidated Financial Statements as of September 29, 2013 and for the three and nine months ended September 29, 2013 and September 30, 2012 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility obligations. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of borrowings under our revolving credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions. We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 2 “Asset Impairments” for the fair value disclosures of stores we have impaired.
During the three and nine months ended September 29, 2013 and September 30, 2012, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Recently Issued Accounting Guidance
Accounting Guidance Adopted: In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-2, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative impairment test for indefinite-lived intangible assets. Unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired, it would not be required to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test. The adoption of this amendment during the first quarter of 2013 did not have a significant impact on our impairment analysis.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide the effects on net income of significant reclassifications out of accumulated other comprehensive income by component on a prospective basis. The adoption of this amendment during the first quarter of 2013 required additional disclosure but did not have an impact on our Consolidated Financial Statements.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Asset Impairments:
During the three months ended September 29, 2013, we recognized an asset impairment charge of $0.5 million primarily related to one store, which was previously impaired. During the three months ended September 30, 2012, we recognized an asset impairment charge of $0.8 million related to two stores, of which one store was previously impaired. During the nine months ended September 29, 2013, we recognized asset impairment charges of $0.8 million primarily related to two stores, of which one store was previously impaired. During the nine months ended September 30, 2012, we recognized asset impairment charges of $3.5 million related to 12 stores, of which seven stores were previously impaired. These impairment charges were the result of declines in the stores’ financial performance primarily due to various competitive and economic factors in the markets in which the stores are located. We continue to operate all but one of these stores.
As of September 29, 2013 and September 30, 2012, the aggregate carrying value of the property and equipment at the impaired stores, after the impairment charges, was $0.9 million and $4.5 million, respectively.
Asset impairments represent adjustments we recognize to write down the carrying amount of the property and equipment at our stores to their estimated fair value, as the store’s operations are not expected to generate sufficient projected future cash flows to recover the current net book value of its long-lived assets. We estimate the fair value of a store’s long-lived assets (property and equipment) by discounting the expected future cash flows of the store using a weighted average cost of capital commensurate with the risk. Accordingly, the fair value measurement of the stores for which we recognized an impairment charge is classified within Level 3 of the fair value hierarchy. The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:

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
During the first nine months of 2013, the average discount rate, average sales growth rate and average cash flow margin used for impaired stores were 7%, 0% and 12%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Revolving Credit Facility:

	September 29, 2013	December 30, 2012
	(in thousands)
Revolving credit facility borrowings	$348,500	$389,500
The revolving credit facility is a senior unsecured credit commitment of $500.0 million that expires on October 28, 2016. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During the nine months ended September 29, 2013, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.18% to 0.24%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.
As of September 29, 2013, we had $10.9 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility for both the three and nine months ended September 29, 2013 and September 30, 2012 was 1.7%.
The credit agreement for the revolving credit facility also contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a pro forma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of September 29, 2013, we were in compliance with all of these restrictions and covenants.
4. Income Taxes:
Our effective income tax rate for the three months ended September 29, 2013 was 37.7% compared to 37.3% for the three months ended September 30, 2012. Our effective income tax rate for the nine months ended September 29, 2013 was 38.1% compared to 38.4% for the nine months ended September 30, 2012. Our liability for uncertain tax positions (excluding interest and penalties) was $3.2 million and $2.9 million as of September 29, 2013 and December 30, 2012, respectively, and if recognized would decrease our provision for income taxes by $2.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.6 million as a result of settlements with certain taxing authorities within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of September 29, 2013 and December 30, 2012, was $2.0 million and $2.6 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

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
The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share data)
Numerator:
Net income	$7,439	$7,794	$47,935	$44,177
Denominator:
Basic weighted average common shares outstanding	16,958	17,397	17,128	17,595
Potential common shares for restricted stock	163	76	110	57
Diluted weighted average common shares outstanding	17,121	17,473	17,238	17,652
Earnings per share:
Basic	$0.44	$0.45	$2.80	$2.51
Diluted	$0.43	$0.45	$2.78	$2.50

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
The following table summarizes stock-based compensation expense and associated tax benefit recognized in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Stock-based compensation costs	$2,288	$1,958	$6,603	$5,725
Portion capitalized as property and equipment(1)	(44)	(33)	(134)	(95)
Stock-based compensation expense recognized	$2,244	$1,925	$6,469	$5,630
Tax benefit recognized from stock-based compensation awards	$77	$—	$249	$619
 __________________

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

As of September 29, 2013, unrecognized pre-tax stock-based compensation cost of $14.7 million related to restricted stock awards granted will be recognized over a weighted average remaining vesting period of 1.7 years.
Restricted Stock
The following table summarizes restricted stock activity during the nine months ended September 29, 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, December 30, 2012	547,077	$35.94
Granted	291,245	$30.95
Vested	(221,751)	$33.69
Forfeited	(24,093)	$35.73
Unvested restricted stock awards, September 29, 2013	592,478	$34.34
During the nine months ended September 29, 2013, employees and non-employee directors tendered 71,465 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $30.66.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Stockholders’ Equity:
The following table summarizes the changes in stockholders’ equity during the first nine months of 2013:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands, except share information)
Balance at December 30, 2012	61,696,806	$6,170	$447,449	$823,012	$5,880	43,814,979	$(1,139,237)	$143,274
Net income	—	—	—	47,935	—	—	—	47,935
Other comprehensive income	—	—	—	—	(596)	—	—	(596)
Stock-based compensation costs	—	—	6,603	—	—	—	—	6,603
Restricted stock issued, net of forfeitures	267,152	27	(27)	—	—	—	—	—
Tax shortfall from restricted stock, net	—	—	(272)	—	—	—	—	(272)
Restricted stock returned for taxes	(71,465)	(8)	(2,183)	—	—	—	—	(2,191)
Repurchase of treasury shares	—	—	—	—	—	526,245	(18,112)	(18,112)
Dividends declared	—	—	—	(12,694)	—	—	—	(12,694)
Balance at September 29, 2013	61,892,493	$6,189	$451,570	$858,253	$5,284	44,341,224	$(1,157,349)	$163,947
Cash Dividends
During the nine months ended September 29, 2013 and September 30, 2012, we declared cash dividends to common stockholders of $12.7 million and $11.9 million, respectively. On October 29, 2013, our Board of Directors ("Board") approved a 13% increase in the Company's quarterly cash dividend and declared a cash dividend of $0.27 per share, which will be paid on December 27, 2013 to stockholders of record on December 5, 2013.
Stock Repurchase Program
On April 30, 2013, the Board authorized a $100 million increase to our existing Board approved stock repurchase program.
During the nine months ended September 29, 2013, we repurchased 526,245 shares of our common stock at an average price of $34.42 per share for an aggregate purchase price of $18.1 million. As of September 29, 2013, $128.9 million remained available for us to repurchase shares of our common stock in the future, under our stock repurchase program as most recently amended April 30, 2013.
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
Executive Summary
Our Strategic Plan
As previously disclosed, we implemented an updated strategic plan with the primary objective of increasing guest traffic and ultimately improving our sales and operating results. As part of this plan, we implemented a number of strategic changes over the last twelve months. We introduced a new and updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our guests and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests.
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
We continue to refine our strategic plan and are in the process of implementing several enhancements, including changes to our capital spending initiatives, the mix of our advertising spend and our methods for obtaining and measuring customer satisfaction. Beginning in the second quarter, we reduced the cost of game enhancements by utilizing more transferred games and rides, which will allow us to perform game enhancements at a store more frequently and for approximately half the cost. See further discussion of our capital spending initiatives in "Financial Condition, Liquidity and Capital Resources - Capital Expenditures." In the third and fourth quarters of 2013, we are reducing spend on our digital brand advertising and are using a portion of national television airtime for new birthday commercials in lieu of certain planned brand commercials. In the third quarter, we implemented a new guest survey tool that allows the guest to provide real-time, meaningful and actionable feedback to ensure our service is delivered in accordance with our operational plan. We continuously look for opportunities to improve overall communication with our guests through our television advertising and website. We are enhancing our communications around our value and entertainment offerings, including package deals, coupons, all games are one token and the Chuck E. Cheese live performances and ticket giveaway every hour. We believe these enhancements to our strategic plan will improve our sales and operating results.

Third Quarter 2013 Overview:

•	Net income decreased to $7.4 million, or $0.43 per share, for the three months ended September 29, 2013 compared to $7.8 million, or $0.45 per share, for the three months ended September 30, 2012.

•
Total revenues decreased $0.7 million, or 0.4%, compared to the third quarter of 2012, primarily due to a 2.1% decrease in comparable store sales, partially offset by additional revenues from seven net new stores opened since the end of the third quarter of 2012.

•
Company store operating costs increased 10 basis points, as a percentage of Company store sales, primarily due to an 80 basis point increase in labor costs and a 60 basis point increase in other store operating expenses, substantially offset by a 120 basis point decrease in the cost of food, beverage, entertainment and merchandise.

•
Other costs and expenses increased $1.0 million, primarily due to a $0.6 million increase in advertising costs and a $0.6 million increase in general and administrative expenses, partially offset by a $0.3 million decrease in asset impairments.

•	Cash provided by operations was $31.1 million in the third quarter of 2013 compared to $39.4 million in the third quarter of 2012, driven primarily by changes in our working capital.

•
During the third quarter of 2013, we completed 68 capital initiatives consisting of 58 game enhancements, three major remodels, two store expansions and five new store openings, as well as began construction on four new stores.

•	During the third quarter of 2013, we declared a cash dividend of $4.2 million, or $0.24 per share.
Overview of Operations
We currently operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 47 states and 10 foreign countries and territories. Additionally, we have development agreements focused on franchising our concept in four additional foreign countries. Our stores offer wholesome family dining, distinctive musical and comic entertainment by computer-controlled robotic characters, family-oriented arcade-style and skill-oriented games, video games, rides and other activities, which are intended to uniquely appeal to our primary customer base of families with children between two and 12 years of age. Our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Number of Company-owned stores:
Beginning of period	514	510	514	507
New(1)	5	2	8	7
Acquired from franchisee	—	—	—	1
Closed(1)	(1)	(1)	(4)	(4)
End of period	518	511	518	511
Number of franchised stores:
Beginning of period	53	50	51	49
New(2)	1	1	4	3
Acquired by the Company	—	—	—	(1)
Closed(2)	(1)	—	(2)	—
End of period	53	51	53	51
 __________________

(1)
During the three and nine months ended September 29, 2013, the number of new and closed Company-owned stores included one store that was relocated. During the three months ended September 30, 2012, the number of new and closed Company-owned stores included one store that was relocated. During the nine months ended September 30, 2012, the number of new and closed Company-owned stores included three stores that were relocated.

(2)	During the nine months ended September 29, 2013, the number of new and closed franchised stores included one store that was relocated.
We continue to focus on growing our concept both domestically and internationally. We currently expect to open a total of 13 to 14 new domestic Company-owned stores, including one relocated store, in 2013 and a total of 12 to 15 new domestic Company-owned stores, including three relocated stores and one franchise acquisition, in 2014. We currently expect to close five Company-owned stores in 2013. We are also targeting franchising our concept internationally in certain countries located in Asia, Latin America, the Middle East and Eastern Europe. We currently expect our franchisees to open a total of four to five international franchise stores during 2013. During the first nine months of 2013, our international franchisees opened three new stores located one each in Panama, Peru and Saudi Arabia.
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
Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consist of the sale of food, beverages, game-play tokens and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“Package Deals”), which we promote through in-store menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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

The “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above exclude any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) depreciation and amortization expense; (c) rent expense; and (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, depreciation and amortization expense, rent expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

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
Asset impairments. Asset impairments represent non-cash charges for the estimated write down or write-off of the carrying amount of certain long-lived assets within our stores to their estimated fair value, which are incurred when a store’s operations are not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the store. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants.

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
Results of Operations
The following table summarizes our principal sources of Company store sales expressed in dollars and as a percentage of total Company store sales for the periods presented:

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	(in thousands, except percentages)
Food and beverage sales	$87,170	44.7%	$90,406	46.2%	$289,488	45.3%	$291,190	46.8%
Entertainment and merchandise sales	107,629	55.3%	105,223	53.8%	349,957	54.7%	331,021	53.2%
Total Company store sales	$194,799	100.0%	$195,629	100.0%	$639,445	100.0%	$622,211	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	(in thousands, except percentages)
Total Company store sales	$194,799	99.4%	$195,629	99.5%	$639,445	99.4%	$622,211	99.4%
Franchise fees and royalties	1,107	0.6%	921	0.5%	3,708	0.6%	3,512	0.6%
Total revenues	195,906	100.0%	196,550	100.0%	643,153	100.0%	625,723	100.0%
Company store operating costs:
Cost of food and beverage(1)	20,850	23.9%	22,627	25.0%	69,815	24.1%	71,863	24.7%
Cost of entertainment and merchandise(2)	6,976	6.5%	7,703	7.3%	23,256	6.6%	23,848	7.2%
Total cost of food, beverage, entertainment and merchandise(3)	27,826	14.3%	30,330	15.5%	93,071	14.6%	95,711	15.4%
Labor expenses(3)	56,469	29.0%	55,139	28.2%	174,409	27.3%	170,192	27.4%
Depreciation and amortization(3)	19,603	10.1%	19,872	10.2%	58,666	9.2%	58,702	9.4%
Rent expense(3)	19,672	10.1%	19,526	10.0%	58,648	9.2%	57,441	9.2%
Other store operating expenses(3)	34,401	17.7%	33,501	17.1%	98,775	15.4%	95,767	15.4%
Total Company store operating costs(3)	157,971	81.1%	158,368	81.0%	483,569	75.6%	477,813	76.8%
Other costs and expenses:
Advertising expense	10,644	5.4%	9,966	5.1%	32,960	5.1%	26,947	4.3%
General and administrative expenses	13,529	6.9%	12,931	6.6%	42,950	6.7%	39,635	6.3%
Asset impairments	537	0.3%	818	0.4%	763	0.1%	3,541	0.6%
Total operating costs and expenses	182,681	93.2%	182,083	92.6%	560,242	87.1%	547,936	87.6%
Operating income	13,225	6.8%	14,467	7.4%	82,911	12.9%	77,787	12.4%
Interest expense	1,278	0.7%	2,031	1.0%	5,509	0.9%	6,085	1.0%
Income before income taxes	$11,947	6.1%	$12,436	6.3%	$77,402	12.0%	$71,702	11.5%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.
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

Three Months Ended September 29, 2013 Compared to Three Months Ended September 30, 2012
Revenues
Company store sales decreased $0.8 million, or 0.4%, to $194.8 million during the third quarter of 2013 compared to $195.6 million during the same period in the prior year. The decrease was primarily due to a 2.1% decrease in comparable store sales, partially offset by revenues generated from seven net new stores opened since the end of the third quarter of 2012. The decrease in comparable store sales is primarily related to an approximate 11% decline in birthday party sales during the third quarter of 2013 as compared to the same period in the prior year, which have historically generated approximately 15% to 20% of comparable store sales. In addition, we believe our comparable stores sales have been impacted by overall political and economic uncertainties and increased competition from kids' movies.
Our Company store sales mix consisted of Food and beverage sales totaling 44.7% and Entertainment and merchandise sales totaling 55.3% during the third quarter of 2013 compared to 46.2% and 53.8%, respectively, during the third quarter of 2012. We believe the shift in our sales mix is primarily due to: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continuing effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investments in our games continues to result in more of our guests’ average check being allocated to games.
Company Store Operating Costs
Overall, the Cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 120 basis points to 14.3% in the third quarter of 2013 compared to 15.5% in the third quarter of 2012. We believe this decrease was attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012 and our cost savings initiatives that were fully implemented in the second quarter of 2013.
Cost of food and beverage, as a percentage of Food and beverage sales, decreased 110 basis points to 23.9% in the third quarter of 2013 from 25.0% in the third quarter of 2012. The percentage decrease primarily related to an approximate 20% reduction in dough usage as a result of our new thinner, more crispy pizza crust implemented in our stores in March 2013 and a 40 basis point decrease relating to changes in the product mix of paper and birthday supplies.
Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, decreased 80 basis points to 6.5% in the third quarter of 2013 from to 7.3% in the third quarter of 2012. The Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was favorably impacted by the modification of our prize and merchandise categories, as well as the shift in the sales mix to entertainment and merchandise.
Labor expenses, as a percentage of Company store sales, increased 80 basis points to 29.0% in the third quarter of 2013 compared to 28.2% in the third quarter of 2012. The increase was primarily related to an increase in labor hours, the average hourly wage rate and higher performance bonuses, partially offset by a decrease in workers’ compensation costs during the third quarter of 2013.
Other store operating costs, as a percentage of Company store sales, increased 60 basis points to 17.7% in the third quarter of 2013 compared to 17.1% in the third quarter of 2012 primarily due to an increase in self-insurance reserves associated with unfavorable development of certain general liability claims and an increase in preopening expenses to support new store development.
Advertising Expense
Advertising expense increased $0.6 million to $10.6 million in the third quarter of 2013 from $10.0 million in the third quarter of 2012, or, as a percentage of Total revenues, increased 30 basis points to 5.4% in the third quarter of 2013 from 5.1% in the third quarter of 2012. The increase is primarily related to an increase in national television advertising, partially offset by a reduction in production expenses.
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $13.5 million in the third quarter of 2013 from $12.9 million in the third quarter of 2012 primarily due to increases in various corporate office overhead costs, partially offset by a decrease in management bonuses related to the current quarter's sales and profit performance.

Asset Impairments
During the third quarter of 2013, we recognized an asset impairment charge of $0.5 million primarily related to one store, which was previously impaired. During the third quarter of 2012, we recognized an asset impairment charge of $0.8 million for two stores, of which one store was previously impaired. We continue to operate all of these impaired stores. For additional information about this impairment charge, refer to Note 2 “Asset Impairments” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”
Interest Expense
Interest expense decreased $0.7 million to $1.3 million in the third quarter of 2013 from $2.0 million in the third quarter of 2012 as a result of the settlement of specific uncertain tax positions.
Income Taxes
Our effective income tax rate increased to 37.7% for the third quarter of 2013 compared to 37.3% for the third quarter of 2012. The increase in our effective income tax rate was primarily due to an increase in liabilities for uncertain tax positions, net of decreases resulting from favorable audit settlements, and an increase in tax expense resulting from a law enacted during the current quarter that repealed the former California Enterprise Zone credit program and set a limit on the credit carryforward period.
Diluted Earnings Per Share
Diluted earnings per share decreased $0.02, or 4.4%, to $0.43 per share in the third quarter of 2013 from $0.45 per share in the third quarter of 2012 primarily due to the decrease in net income.
Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012
Revenues
Company store sales increased $17.2 million, or 2.8%, to $639.4 million in the first nine months of 2013 compared to $622.2 million in the first nine months of 2012. The increase in Company store sales is primarily due to a 0.8% increase in comparable store sales, as well as revenues generated from seven net new stores opened since the end of the third quarter of 2012. Comparable store sales were favorably impacted by record warm weather in the Midwest and Northeast in March 2012, which negatively impacted our prior year results. We also believe the first nine months of 2013 benefited from certain components of our strategy; however, this benefit was partially offset by an approximate 7% decline in birthday party sales during this same period, which have historically generated 15% to 20% of comparable store sales. In addition, we believe our comparable store sales have been impacted by overall political and economic uncertainties.
Our Company store sales mix consisted of Food and beverage sales totaling 45.3% and Entertainment and merchandise sales totaling 54.7% for the first nine months of 2013 compared to 46.8% and 53.2%, respectively, for the first nine months of 2012. We believe the shift in our sales mix is primarily due to: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continuing effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investments in our games continues to result in more of our guests’ average check being allocated to games.
Company Store Operating Costs
For the first nine months of 2013, the Cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 80 basis points to 14.6% as compared to 15.4% in the first nine months of 2012. We believe this decrease was partially attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012 and our cost savings initiatives that were fully implemented in the second quarter of 2013.
Cost of food and beverage, as a percentage of Food and beverage sales, decreased 60 basis points to 24.1% in the first nine months of 2013 compared to 24.7% in the first nine months of 2012. The percentage decrease primarily related to an approximate 15% reduction in dough usage as a result of our new thinner, more crispy pizza crust implemented in stores in March 2013 and a 30 basis point decrease relating to changes in the product mix of paper and birthday supplies, partially offset by an increase of $0.12, or 7.5%, in the average cost per pound of cheese.

Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, decreased 60 basis points to 6.6% in the first nine months of 2013 compared to 7.2% in the first nine months of 2012. The Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was favorably impacted by the modification of our prize and merchandise categories, as well as the shift in the sales mix to entertainment and merchandise.
Labor expenses, as a percentage of Company store sales, decreased 10 basis points to 27.3% in the first nine months of 2013 compared to 27.4% in the first nine months of 2012, as our increase in labor costs was outpaced by our increase in sales. In addition, we experienced a decrease in workers’ compensation and health insurance costs during the first nine months of 2013. These benefits were partially offset by an increase in sales and performance bonuses due to improved results.
Advertising Expense
Advertising expense increased $6.1 million to $33.0 million in the first nine months of 2013 from $26.9 million in the first nine months of 2012, or, as a percentage of Total revenues, increased 80 basis points to 5.1% in the first nine months of 2013 from 4.3% in the first nine months of 2012. In accordance with our updated strategic plan, we increased our advertising expenditures for national television advertising and our digital advertising campaign in 2013.
General and Administrative Expenses
General and administrative expenses increased $3.4 million to $43.0 million in the first nine months of 2013 from $39.6 million in the first nine months of 2012, primarily due to an increase in management bonuses as a result of improved sales and profit performance and higher corporate overhead costs, including professional fees, partially related to the modernization of various information technology platforms. These increases were partially offset by a gain on the sale of a property in the second quarter of 2013.
Asset Impairments
During the first nine months of 2013, we recognized an asset impairment charge of $0.8 million primarily related to two stores, of which one store was previously impaired. During the first nine months of 2012, we recognized an asset impairment charge of $3.5 million for twelve stores, of which seven stores were previously impaired. We continue to operate all but one of these impaired stores. For additional information about this impairment charge, refer to Note 2 “Asset Impairments” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”
Income Taxes
Our effective income tax rate decreased to 38.1% for the first nine months of 2013 compared to 38.4% for the first nine months of 2012. The decrease in our effective income tax rate was primarily due to an increase in federal Work Opportunity Tax Credits relating to our 2012 and 2013 fiscal years. The increase in credits related to our 2012 fiscal tax year was accounted for in the first quarter of 2013 due to the retroactive reinstatement of certain aspects of the federal credit program enacted January 2, 2013. The decrease in the effective tax rate was partially offset by an increase in liabilities for uncertain tax positions, net of decreases resulting from favorable audit settlements, and an increase in tax expense resulting from a law enacted during the current quarter that repealed the former California Enterprise Zone credit program and set a limit on the credit carryforward period.
Diluted Earnings Per Share
Diluted earnings per share increased $0.28, or 11.2%, to $2.78 per share in the first nine months of 2013 from $2.50 per share in the first nine months of 2012, primarily due to the increase in net income and a 2.3% decrease in the number of weighted average diluted shares outstanding between the two periods. The decrease in weighted average diluted shares outstanding between the two periods was impacted by our repurchase of 0.9 million shares of our common stock since the beginning of the first quarter of 2012 through the end of the third quarter of 2013. During the first nine months of 2013, we repurchased 526,245 shares of our common stock. We estimate that the decrease in the number of weighted average diluted shares outstanding between the two periods attributable solely to stock repurchases benefited our earnings per share in the first nine months of 2013 by $0.07. Our estimate is based on the weighted average number of shares repurchased since the beginning of the first quarter of 2012 and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance the repurchases. Our computation does not include the effect of share repurchases prior to the 2012 fiscal year or the effect of the issuance of restricted stock subsequent to the beginning of the 2012 fiscal year.

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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Net cash provided by operating activities	$123,755	$119,240
Net cash used in investing activities	(51,508)	(75,357)
Net cash used in financing activities	(70,196)	(43,982)
Effect of foreign exchange rate changes on cash	(303)	119
Change in cash and cash equivalents	$1,748	$20
Interest paid	$5,713	$6,398
Income taxes paid, net	$25,616	$24,812

	September 29, 2013	December 30, 2012
	(in thousands)
Cash and cash equivalents	$21,384	$19,636
Revolving credit facility borrowings	$348,500	$389,500
Available unused commitments under revolving credit facility	$140,600	$100,100
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

Our cash and cash equivalents totaled $21.4 million and $19.6 million as of September 29, 2013 and December 30, 2012, respectively. Cash and cash equivalents as of September 29, 2013 and December 30, 2012 includes $8.8 million and $7.8 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
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
Sources and Uses of Cash
Net cash provided by operating activities increased by $4.6 million to $123.8 million in the first nine months of 2013 from $119.2 million in the first nine months of 2012. The increase was primarily attributable to changes in working capital and the increase in net income.
Net cash used in investing activities decreased $23.9 million to $51.5 million in the first nine months of 2013 from $75.4 million in the first nine months of 2012, primarily due to a reduction in the number of store expansions and other capital initiatives completed, as well as recognizing cash proceeds from the sale of a property.
Net cash used in financing activities increased $26.2 million to $70.2 million in the first nine months of 2013 from $44.0 million in the first nine months of 2012. The increase primarily related to increases in repayments on our revolving credit facility.
Debt Financing
We maintain a $500.0 million revolving credit facility under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During the first nine months of 2013, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.18% to 0.24%. The revolving credit facility also requires us to pay a quarterly commitment fee ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portions of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility, provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.
As of September 29, 2013, we had $348.5 million of borrowings outstanding and $10.9 million of letters of credit, issued but undrawn under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the nine months ended September 29, 2013.
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

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock and provide for working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. As of September 29, 2013, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.04 to 1.0 and a consolidated leverage ratio of 2.15 to 1.0, and we expect to remain in compliance for the next twelve months.
Cash Dividends
During the nine months ended September 29, 2013 and September 30, 2012, we declared cash dividends to common stockholders of $12.7 million and $11.9 million, respectively. On October 29, 2013, our Board of Directors ("Board") approved a 13% increase in the Company's quarterly cash dividend and declared a cash dividend of $0.27 per share, which will be paid on December 27, 2013 to stockholders of record on December 5, 2013. We currently expect to continue to pay quarterly cash dividends. However, we can give no assurance that future cash dividends will be declared or paid. The actual declaration and payment of future cash dividends, the amount of any such dividends and the establishment of record and payment dates, if any, is subject to final determination by our Board each quarter, after its review of our business strategy, applicable debt covenants and financial performance and position, among other things.
Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility included above in “Debt Financing.”
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. We currently expect to open a total of 13 to 14 new domestic Company-owned stores, including one relocated store, in 2013 and a total of 12 to 15 new domestic Company-owned stores, including three relocated stores and one franchise acquisition, in 2014. We opened eight stores during the first nine months of 2013, and we are currently constructing five new stores. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate capital expenditures in 2013 will total approximately $75 million to $80 million, including (a) approximately $38 million related to new store development; (b) approximately $20 million related to capital initiatives for our existing stores; and (c) the remainder for other store initiatives, general store requirements and other corporate capital expenditures. In 2014, we currently estimate capital expenditures will include approximately $32 million related to new store development and approximately $29 million related to capital initiatives for our existing stores.

The following tables summarize information regarding the Company’s actual and projected number of capital spending initiatives and the approximate total capital spend for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Investment in Company-owned stores:
Game Enhancements	58	13	90	51
Major Remodels	3	—	3	3
Store Expansions	2	9	4	18
Total completed	63	22	97	72
Total capital spend on existing Company-owned stores (in millions)	$8	$10	$12	$26
New Company owned stores(1)	5	2	8	7
Total capital spend on new Company-owned stores (in millions)	$14	$5	$22	$19
 __________________

(1)	In February 2012, we acquired a store from a franchisee.

	Actual Completions in Fiscal Year 2012	Projected Completions in Fiscal Year 2013	Estimated Average Cost Per Project	Projected Total Cost in Fiscal Year 2013
	(in millions, except actual and projected completions)
Investment in Company-owned stores:
Game Enhancements	94	150	$0.06	$9
Major Remodels	6	6	$0.65	4
Store Expansions	25	7	$1.00	7
Total	125	163		$20
New Company store development(1)	13	14	$2.68	$38
 __________________

(1)	New Company store development for fiscal year 2012 included three store relocations and one acquisition. Projected new Company store development for fiscal year 2013 includes one store relocation.

	Projected Completions in Fiscal Year 2014	Estimated Average Cost Per Project	Projected Total Cost in Fiscal Year 2014
	(in millions, except projected completions)
Investment in Company-owned stores:
Game Enhancements	250	$0.06	$15
Major Remodels	8	$0.65	5
Store Expansions	5	$1.00	5
Major Attractions	—	—	4
Total	263		$29
New Company store development(1)	13	$2.47	$32
__________________
(1)Projected new Company store development for fiscal year 2014 includes three store relocations and one acquisition.

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
Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game and ride technology. During the second quarter of 2013, we enhanced our existing store capital strategy to reduce the cost of game enhancements by utilizing more used and transferred games and rides in combination with new games and rides. This revised plan will allow us to perform a game enhancement at a store, generally, every two years for approximately half the cost of our historical game enhancements. We are testing a number of major attractions that will be incorporated into game enhancements, which we expect will add approximately $3 million to $4 million to the total cost of game enhancements in 2014.
Major remodels. We undertake periodic major remodels when there is a need to improve the overall appearance or layout of a store or when we introduce concept changes or enhancements to our stores. A major remodel initiative typically includes interior design modifications that allow us to more effectively utilize space allocated to the gameroom area of the store, increase the number of games and rides and modify or develop a new exterior and interior identity.
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
Since the lifecycles of our store format and our games are largely driven by changes in consumer behaviors and preferences, we believe that our capital initiatives involving major remodels and game enhancements are strategic investments required in order to keep pace with consumer entertainment expectations. As a result, we view our major remodel and game enhancement initiatives as a means to maintain and protect our existing sales and cash flows over the long-term. While we are hopeful that our major remodels and game enhancements will contribute to incremental sales growth, we believe that our capital spending with respect to expansions of existing stores will more directly lead to growth in our comparable store sales and cash flow. We typically invest in expansions when we believe there is a potential for sales growth and, in some instances, in order to maintain sales in stores that have competitors in their market. We believe that expanding the square footage and entertainment space of a store increases our customer traffic and enhances the overall customer experience, which we believe will contribute to the growth of our long-term comparable store sales. The objective of an expansion or remodel that increases space available for entertainment is not intended to exclusively improve our entertainment sales, but rather is focused on impacting overall Company store sales through increased customer traffic and satisfaction.
Share Repurchases
On April 30, 2013, our Board authorized a $100 million increase to our existing Board approved stock repurchase program. During the nine months ended September 29, 2013, we repurchased 526,245 shares of our common stock at an average price of $34.42 per share for an aggregate purchase price of $18.1 million. As of September 29, 2013, $128.9 million remained available for us to repurchase shares of our common stock, in the future, under our stock repurchase program as most recently amended April 30, 2013.
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

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 29, 2013, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
As of September 29, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations since December 30, 2012. For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 21, 2013. As of September 29, 2013, there has been no material change to the information concerning our critical accounting policies and estimates.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. All of our borrowings outstanding as of September 29, 2013 of $348.5 million accrue interest at variable rates. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased interest expense by $2.7 million for the nine months ended September 29, 2013.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the nine months ended September 29, 2013, the weighted average cost of a block of cheese was $1.73. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.0 million for the nine months ended September 29, 2013. For the nine months ended September 29, 2013, the weighted average cost of dough per pound was $0.41. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million for the nine months ended September 29, 2013.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the nine months ended September 29, 2013, our Canadian stores represented 0.9% of our consolidated operating income.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended September 29, 2013 were $0.9445 and $1.0166, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the nine months ended September 29, 2013 would have reduced our reported consolidated operating income by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 29, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information related to repurchases of our common stock during the third quarter of 2013 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 – July 28, 2013	—	$—	—	$128,880,167
July 29 – August 25, 2013	673	$42.85	—	$128,880,167
August 26 – September 29, 2013	—	$—	—	$128,880,167
Total	673	$42.85	—	$128,880,167
 __________________

(1)
For the period ended August 25, 2013, the total number of shares purchased were tendered by employees to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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
 __________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

October 31, 2013	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 31, 2013		/s/ Laurie E. Priest
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
  __________________
*    Filed herewith.
**    Furnished herewith.