Form 10-K
period 2013-12-29
CEC ENTERTAINMENT INC
filed 2014-02-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-13687
_____________________________________________________________________________________________________________________________________________________________
CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified, in its charter)
______________________________________________________________________________________________________________________________________________________________

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
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was $664,856,988. The aggregate market value was determined based on the closing price of the common stock on June 28, 2013.
As of February 3, 2014, an aggregate of 17,535,155 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Information Statement, to be filed pursuant to Section 14F of the Securities Exchange Act of 1934 in connection with the possible appointment of persons to the Board of Directors of the Company, are incorporated by reference in Part III of this report.

CEC ENTERTAINMENT, INC.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, among other things, risks relating to the expected timing, consummation, and financial benefits of the tender offer and the merger. Other risk factors include, but are not limited to:

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Changes in consumer discretionary spending;

•	Impacts on our business and financial results from economic uncertainty in the United States and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues;

•	Expansion in international markets;

•	Increases in our leverage;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations, including health care reform;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Existence or occurrence of certain public health issues;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate;

•	Our proposed merger may not be successful; and

•	Litigation risks associated with our proposed merger.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

Important Note
As described in Part I, Item 1 of this report, on January 15, 2014, the Company entered into the merger agreement. If the transactions contemplated by the merger agreement are completed, the Company's status as a reporting company will cease. Except as expressly noted, all statements and information in this filing presume the Company’s continuation as an independent company, which will not be the case if the Company is acquired. If the Company is acquired, plans for the Company may differ from those set forth herein. See Part I. Item 1. "Business" for a description of the Merger Agreement.
PART I
ITEM 1. Business.
Company Overview
Chuck E. Cheese’s® is a nationally recognized leader in family dining and entertainment. We consider the family dining and entertainment business to be our sole reportable segment. The first Chuck E. Cheese’s opened in 1977. The Company was originally incorporated under the name ShowBiz Pizza Place, Inc. and began trading on the NASDAQ Stock Market in 1989. In 1998, the Company changed its name to CEC Entertainment, Inc. and began trading on the New York Stock Exchange under its existing ticker symbol (CEC).
We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the name “Chuck E. Cheese’s” in 47 states and ten foreign countries and territories. As of December 29, 2013, we and our franchisees operated a total of 577 stores, of which 522 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 55 stores located in 14 states and nine foreign countries and territories including Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia and the United Arab Emirates.
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
Merger Agreement
On January 15, 2014, the Company, Queso Holdings Inc. (“Parent”), a Delaware corporation, and Q Merger Sub Inc. (“Merger Sub”), a Kansas corporation and a wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub commenced a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for applicable withholding taxes. Following completion of the Tender Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the time the Merger becomes effective, all remaining outstanding shares of common stock of the Company not tendered in the Tender Offer (other than such shares owned by Parent, Merger Sub and the Company) will be cancelled and converted into the right to receive the Offer Price, and any such shares held by stockholders who have properly perfected their statutory rights of appraisal pursuant to the applicable provisions of Section 17-6712 of the Kansas General Corporation Code, will be cancelled and converted into the right to receive appraisal value for such shares.
Under certain circumstances, including in the event that the conditions to the Tender Offer are not satisfied or waived on any expiration date of the offer on or after March 1, 2014, Merger Sub will have the option to terminate the Tender Offer, in which event the parties have agreed to complete the Merger without the prior completion of the Tender Offer.

Merger Sub commenced the Tender Offer, on January 16, 2014. The Tender Offer will initially expire at 9:30 A.M. (New York time) on February 14, 2014, and may be extended under certain circumstances as described in the Merger Agreement. Each share of common stock accepted by Merger Sub in accordance with the terms of the Tender Offer will be exchanged for the right to receive the Offer Price. Subject to the satisfaction or waiver of the conditions to the Tender Offer, Merger Sub will accept for payment all common shares validly tendered and not validly withdrawn as soon as practicable following the expiration of the Tender Offer (the “Acceptance Time”).
Rights Agreement
On January 15, 2014, the Board of Directors ("Board") of the Company authorized and declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, and the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series B Junior Participating Preferred Stock, par value $100 per share (the “Preferred Shares”), of the Company at a price of $54.00 per one ten-thousandth of a Preferred Share, subject to adjustment. The Rights become exercisable in the event any person or group, excluding Parent or Merger Sub, acquires 10% or more of the common shares without the approval of the Board. The Rights Agent currently serves as the Company’s transfer agent with respect to its shares of common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights issued under the Rights Agreement. The Rights Agreement has a final expiration date of January 14, 2015.
Our Strategic Plan
Our strategic plan is focused on implementing our marketing plan and value proposition, continuing to reinvest in our existing store base, delivering on our operational plan, investing in new company store development domestically and developing franchises internationally. As part of this plan, we have implemented a number of strategic changes. We introduced an updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our guests and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests. We continue to refine our strategic plan and are in the process of implementing several enhancements, including changes to the mix of our advertising spend, our capital spending initiatives and our methods for obtaining and measuring customer satisfaction.
Marketing Plan and Value Proposition. The primary components of our marketing plan include a robust television campaign targeting both children and parents, a creative plan for television focused on both brand and reasons to visit and a website that reinforces our value proposition and brand promise. Our primary advertising medium continues to be television, due to its broad access to family audiences and our belief in its ability to effectively communicate the unique Chuck E. Cheese’s experience. Our messaging to children is built on a foundation of brand advertising and reasons to visit our locations for both everyday and birthday occasions. Our communication to parents is rooted in emotion and complemented by a value message. During 2013, we concluded digital branding advertising was ineffective in driving customer traffic and was discontinued in the latter half of 2013. Therefore, we re-allocated digital branding advertising expenditures to television advertising. During the fourth quarter of 2013, we also updated our website to enhance communication of our value proposition and our brand promise. Our value proposition includes competitive pizza prices and value deals, coupon offers and token packages. We distribute value offers on our website, digitally, through print and through strategic promotional partnerships with brands that target a similar customer base.
Existing Stores. We believe that in order to maintain consumer demand and the appeal of our concept, we must continue to reinvest in our existing stores. For our existing stores, we utilize the following capital initiatives: (a) game enhancements; (b) major remodels; and (c) store expansions. Game enhancements include replacing a portion of a store’s games and rides with new, transferred and refurbished equipment. Beginning in the second quarter of 2013, we reduced the cost of game enhancements by utilizing more transferred games and rides, which will allow us to perform game enhancements at a store more frequently for approximately half the cost on a per store basis. We are also testing a number of major attractions that will be incorporated into game enhancements in 2014 and beyond. We also undertake periodic major remodels when there is a need to improve and refresh the overall appearance or layout of a store or when we introduce concept changes or enhancements in our stores. Store expansions add square footage to a store that allows us to increase the number and variety of games and rides. Store expansions typically include all components of a major remodel and increase the store’s seat count. While initiatives such as expansions may capitalize on incremental revenue growth opportunities, we believe capital initiatives involving major remodels and game enhancements help to preserve our existing sales base and cash flows and, to a lesser extent, provide a foundation for long-term revenue growth.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.

Operational Plan. The primary objective of our operational plan is to improve the service level and experience for all of our guests. Our operational cornerstones include recognition of first time guests, interaction with our guests throughout the store, Chuck E. Cheese character performances every hour on the half-hour and adherence to strict cleanliness standards, including notifying our customers of the location of free hand sanitizer stations throughout the store. In the third quarter of 2013, we implemented a new guest survey tool that allows the guest to provide real-time, meaningful and actionable feedback to ensure our service is delivered in accordance with our operational plan.
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
Chuck E. Cheese’s are typically located in shopping centers or in free-standing buildings near shopping centers. Our stores are typically divided into three areas: (a) a kitchen and other store-related areas (cashier and prize area, salad bar, manager’s office, technician’s office and restrooms); (b) a showroom area; and (c) a gameroom area. The average size of our existing stores is approximately 12,500 square feet. Total table and chair seating in both the showroom and gameroom areas generally average between 400 to 450 guests per store.
We periodically reevaluate the site characteristics of our stores and will consider relocating a store if certain site characteristics considered essential for the success of a store deteriorate, more desirable property becomes available or we are unable to negotiate acceptable lease terms with the existing landlord.
International Growth. We believe we have an opportunity to further expand the Chuck E. Cheese’s concept globally. In 2013, our international franchisees opened five new stores, of which one was located in Mexico, Panama and Peru and two were located in Saudi Arabia. Under our existing international franchise agreements, we currently expect franchisees to open approximately seven to nine international franchise stores in 2014.
In 2012, we signed seven franchise development agreements, which grant the right to develop a total of 42 franchise stores in Bahrain, Mexico, Peru, the Philippines, Saudi Arabia, Trinidad and the United Arab Emirates. In 2013, we signed five new franchise development agreements, which grant the right to develop a total of 28 additional franchise stores located in Columbia, Costa Rica, Mexico and Venezuela. In addition, in 2014, we plan on continuing to pursue international franchise growth by selectively seeking franchise partners in certain countries in Asia, Latin America, the Middle East and Eastern Europe. As of December 29, 2013, we currently have 16 development agreements with the rights to open 87 franchise stores in foreign countries and territories, which could take a number of years to develop, if at all.
Food and Beverages
Each Chuck E. Cheese’s store offers a variety of pizzas, sandwiches, wings, appetizers, a salad bar and desserts, as well as certain gluten-free options. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors. During the fourth quarter of 2013, we began transitioning to a new distributor for the food, non-alcoholic beverages and other supplies used in Company-owned stores. We expect the transition to be completed during the second quarter of 2014 and do not expect the change in distributor to disrupt the distribution of products or to materially impact our distribution costs. We believe that using a single distribution system creates certain cost and operational efficiencies for us.
Food and beverage sales represented 45.1%, 46.7% and 47.7% of our Company store sales during fiscal years 2013, 2012 and 2011, respectively.
Entertainment and Merchandise
Each Chuck E. Cheese’s store includes a showroom area featuring musical and comic entertainment presented by computer-controlled robotic characters, a live show and gameroom area offering arcade-style and skill-oriented games, video games, rides and other forms of entertainment. Tokens are used to activate the games and rides in the gameroom area. All of our games and rides are activated with one token. A number of skill-oriented games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash. Also included in the gameroom area of our stores are tubes and tunnels suspended from, or reaching to, the ceiling known as Sky Tubes®, as well as other free attractions for young children. We place a limited amount of table and chair seating in the gameroom areas of our Company-owned stores so that parents can more closely observe and interact with their children as they play the games and ride the rides.
Entertainment and merchandise sales represented 54.9%, 53.3% and 52.3% of our Company store sales during fiscal years 2013, 2012 and 2011, respectively.

Franchising
As of December 29, 2013, a total of 55 Chuck E. Cheese’s stores were operated by our franchisees. Of these stores, 34 are located domestically in the United States and 21 are located in foreign countries and territories.
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
Royalties, franchise and area development fees and other miscellaneous franchise income represented 0.6% of our total consolidated revenues during fiscal years 2013, 2012 and 2011.
Foreign Operations
As of December 29, 2013, we operated a total of 14 Company-owned stores in Canada. During fiscal years 2013, 2012 and 2011, our Canada stores generated total revenues of $20.9 million, $21.7 million and $22.2 million, respectively, representing 2.5%, 2.7% and 2.7% of our total consolidated revenues in 2013, 2012 and 2011, respectively. As of December 29, 2013, $14.3 million, or 2.1%, of the total net book value of our long-lived assets were located in Canada.
These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.
Third-Party Suppliers
As discussed above, we are currently transitioning to a new distributor, which uses a network of 10 distribution centers to distribute most of the products and supplies used in our domestic stores. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributor or obtain the necessary products and supplies from other suppliers.
We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations.
We procure games, rides and other entertainment-related equipment from a limited number of suppliers, some of which are located in China. The number of suppliers from which we purchase games, rides and other entertainment-related equipment has declined due to industry consolidation over the past several years. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with our third-party suppliers.

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
Intellectual Property
We own various trademarks and proprietary rights, including Chuck E. Cheese’s®, Where A Kid Can Be A Kid® and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks and proprietary rights in the names and character likenesses featured in the operation of our stores provide us with an important competitive advantage, and we actively seek to protect our interests in such property.
Seasonality
Our operating results fluctuate seasonally. We typically generate our highest sales volumes during the first quarter of each fiscal year due to the timing of school vacations, holidays and changing weather conditions. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.
Government Regulation
We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s stores. For a discussion of government regulation risks to our business, see Part I, Item 1A. “Risk Factors.”
Employees
As of December 29, 2013, we employed approximately 18,800 employees, including approximately 18,450 in the operation of our Company-owned stores and approximately 350 in our corporate office. None of our employees are members of any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.
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

Available Information
We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, solicitations on Schedule 14A, 14D or 14F and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). Stockholders may also contact Investor Relations at 4441 W. Airport Freeway, Irving, Texas 75062 or call (972) 258-4525 to obtain a hard copy of these reports without charge. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.
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
If we are unable to successfully open new stores or appropriately update and evolve our current store base, our business and our consolidated financial results could be adversely affected.
Our ability to increase revenues and improve financial results depends, to a significant degree, on our ability to successfully implement and refine our long-term growth strategy. As part of our long-term growth strategy, we plan to upgrade the games, rides and entertainment in some of our existing stores, remodel and expand certain of our existing stores and open additional new stores in selected markets. The opening and success of new Chuck E. Cheese’s stores is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments.
Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer preferences and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer preferences or that the market will accept our business model. In recent years, we have reduced capital expenditures allocated to our existing stores and increased capital expenditures related to new store development. This reduction in capital expenditures allocated to our existing stores may have an adverse effect on our comparable store sales, revenues and operating results. If revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments in the future, which could adversely impact our consolidated financial results. Additionally, we incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated stores, we may incur significant costs, which could adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs, which could adversely affect our business and our consolidated financial results.

We may not be successful in the implementation of our marketing strategy, which could adversely affect our business and our consolidated financial results.
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) reallocations of our media expenditures; and (c) promoting our value proposition and national menu pricing through free-standing inserts in newspapers, on television and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids television advertising, free-standing inserts in newspapers and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, our business and our consolidated financial results could be adversely affected.
Additionally, these changes to our strategy increased our total advertising costs. We may incur additional advertising costs in the future, as there can be no assurance that our current strategy will be effective in reaching our targeted customer base.
The restaurant and entertainment industries are highly competitive and that competition could harm our business and our consolidated financial results.
We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality and speed of service, type and quality of food, personnel, the number and location of restaurants, attractiveness of facilities, effectiveness of advertising and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children’s interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our business and our consolidated financial results.
Changes in consumer discretionary spending could reduce sales at our stores and have an adverse effect on our business and our consolidated financial results.
Purchases at our stores are discretionary for consumers and, therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 176 Chuck E. Cheese’s stores are located in California, Texas and Florida (173 are Company-owned and three are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the United States ("U.S.") and global economies are uncertain and are directly affected by numerous national and global financial, political and other factors that are beyond our control. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the U.S. economy, leading to a further decrease in discretionary consumer spending. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales.

Economic uncertainty in the U.S. and Canada could adversely impact our business and our consolidated financial results, and a renewed recession could adversely affect our business and our consolidated financial results.
Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars resulting in lower customer traffic levels in our stores. Reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies and reduced access to credit may also result in lower levels of traffic to our stores. Moreover, our customer traffic may be impacted by major changes in U.S. fiscal policy. If conditions worsen, we could experience a deterioration in customer traffic and/or a reduction in the average amount spent in our stores, which would negatively impact our sales. This could result in a reduction in staffing at our stores, deferring or curtailing our capital expenditures and potential store closures. Additionally, if revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments in the future, which could adversely impact our consolidated financial results. Future recessionary effects are unknown at this time and could have an adverse impact on our business and our consolidated financial results.
Negative publicity concerning food quality, health, general safety or other issues could negatively affect our brand image and adversely affect our consolidated financial results.
Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses, injuries caused by food tampering and general safety issues could negatively affect our operations, reputation and brand. Families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our stores. We have, from time to time, received negative publicity related to altercations and other incidents in certain of our stores. There can be no assurance that in the future we will not experience negative publicity regarding one or more of our stores, and the existence of negative publicity could adversely affect our brand image with our customers and our consolidated financial results.
The speed at which negative publicity can be disseminated has increased dramatically with electronic communication, including social media. Many social media platforms allow for users to immediately publish content without checking the accuracy of the content posted. If we are unable to quickly and effectively respond to such information, we may suffer declines in guest traffic, which could adversely impact our consolidated financial results.
Our strategy to open international franchise-owned stores may not be successful and may subject us to unanticipated conditions in foreign markets, which could adversely impact our business and our ability to operate effectively in those markets.
Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new stores on a profitable basis. As we do not have a history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised stores could adversely affect our planned growth. Our franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting to the local culture. There can be no assurance that the Chuck E. Cheese’s concept will be accepted in targeted international markets.
Currently, our international franchisees operate stores in Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia and the United Arab Emirates. We and our franchisees are subject to the regulatory, economic and political conditions of any foreign market in which our franchisees operate stores. Any change in the laws, regulations and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.

Increases in our leverage could restrict our operations and future activities, expose us to interest rate risk to the extent of our variable rate debt and limit our ability to react to changes in the economy or our industry.
As of December 29, 2013, our total funded indebtedness was $382.9 million. We had cash and cash equivalents of $20.7 million and an additional $127.6 million available for borrowing under our revolving credit facility at that date. As of December 29, 2013, our leverage ratio was 2.23 to 1.0, compared to our maximum leverage ratio, as defined in our credit agreement, of 3.0 to 1.0, or 2.75 to 1.0 for the unrestricted ability to repurchase shares of our common stock and pay cash dividends.
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
The performance of our stores is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.
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
The operation of our business is heavily dependent upon the implementation, integrity, security and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions, enterprise resource planning system and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees, on our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber-attack, damage to, interruption or failure of any of these systems could result in a failure to meet our reporting obligations, material misstatements in our Consolidated Financial Statements or losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. We purchase insurance coverage related to network security and privacy to limit the cost of any such failure or cyber-attack. Despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated, resulting in a loss of customers’ or employees’ personal information, negative publicity or harm to our business and reputation that could cause us to incur costs to reimburse third parties for damages or cause a potential decrease in guest traffic.
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
Any disruption of our commodity distribution system could adversely affect our business and our consolidated financial results.
We are currently transitioning to a new major food distributor, which may cause a disruption to the availability of the products and supplies used in our stores. Any failure by this distributor to adequately distribute products or supplies to our stores could increase our costs and have an adverse effect on our business and our consolidated financial results. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributor or obtain the necessary products and supplies from other suppliers.
Our procurement of games, rides, entertainment-related equipment, redemption prizes and merchandise is dependent upon a few global providers, the loss of any of whom could adversely affect our business and our consolidated financial results.
Our ability to continue to procure new games, rides, entertainment-related equipment, redemption prizes and merchandise is important to our business strategy. The number of suppliers from which we can purchase these items is limited due to industry consolidation over the past several years. To the extent that the number of suppliers continues to decline, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. Furthermore, some of our suppliers are located in China, and continuing and increasing tension between the U.S. and Chinese governments could also result in interruptions in our ability to procure these products, which could adversely affect our business and our consolidated financial results.
We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, business and consolidated financial results.
We purchase merchandise from third parties and offer this merchandise to customers in exchange for prize tickets or for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to our customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could adversely affect our business and our consolidated financial results.

We are subject to various government regulations, including health care reform, which could adversely affect our business and our consolidated financial results.
The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit, license or other regulatory approval, and those that relate to the operation of video and arcade games and rides, the preparation of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, remodel or expansion, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store.
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
We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our consolidated financial results.
We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business, which could adversely affect our business and our consolidated financial results.
Our business is subject to the risk of litigation by customers, current and former employees, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. From time to time, we are also involved in lawsuits with respect to alleged infringement of third party intellectual property rights, as well as challenges to our intellectual property.
We are continuously subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately covered by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered by insurance could have an adverse effect on our business and our consolidated financial results.

Our stores may be adversely affected by local conditions, natural disasters and other events.
Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters and other events. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, which could adversely affect our sales. If severe weather conditions occur during the first quarter of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate our highest sales and profits during the first quarter. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our stores or other operations, which may adversely affect our business and our consolidated financial results.
Public health issues could adversely affect our consolidated financial results.
Our business may be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illnesses and contagious diseases. To the extent that our customers feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in customer traffic, which could adversely affect our consolidated financial results.
Our business is seasonal, and quarterly results may fluctuate significantly as a result of this seasonality.
We have experienced, and in the future could experience, quarterly variations in our consolidated revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays and changing weather conditions. We typically generate our highest sales volumes and profitability in the first quarter of each fiscal year. If there is a material decrease in the customer traffic in our stores during the first quarter of the year due to unusually cold or inclement weather or other circumstances outside of our control, our operating results could be materially, adversely affected for that quarter and further, may have an adverse effect on our consolidated financial results for the fiscal year.
Our current insurance policies may not provide adequate levels of coverage against all claims, and we could incur losses that are not covered by our insurance, which could adversely affect our business and our consolidated financial results.
We have procured and maintain insurance coverage, which we believe is typical for a business of our type and size. However, we could experience a loss that either cannot be insured against or is not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws is generally not available. Under certain circumstances, plaintiffs may file certain types of claims, which may not be covered by insurance. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Losses such as these, if they occur, could adversely affect our business and our consolidated financial results.
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
We may not be able to adequately protect our trademarks or other proprietary rights, which could have an adverse affect on our business and our consolidated financial results.
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, Internet domain name registrations and other proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. However, the protective actions that we take may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, we may incur significant legal fees.
There can be no assurance that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our business and our consolidated financial results.

We are subject to risks in connection with owning and leasing real estate, which could adversely affect our consolidated financial results.
As an owner or lessee of the land and/or building for our Company-owned stores, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. We may be compelled to continue to operate a non-profitable store due to our obligations under lease agreements, or we may close a non-profitable store and continue making rental payments with respect to the lease, which could adversely affect our consolidated financial results. Furthermore, economic instability may inhibit our landlords from securing financing and maintaining good standing in their existing financing arrangements, which could result in their inability to keep, or attract new, tenants thereby reducing customer traffic to our stores. The lease term for each of our leased facilities vary and some have only a short term remaining. Most but not all of our leased facilities have renewal terms. When a lease term expires, the Company may not be able to renew such lease on reasonable economic and commercial terms or at all. As a result, failure to renew leases on reasonable economic and commercial terms, could adversely affect our business and consolidated financial results.
Failure to complete the proposed Merger could adversely affect our business.
On January 15, 2014, we entered into the Merger Agreement. The obligation of Parent and Merger Sub to complete the Tender Offer and consummate the Merger is subject to certain conditions, including (a) that the number of shares of common stock validly tendered and not validly withdrawn before the offer expiration date represent more than 50% of the then outstanding shares of common stock on a fully-diluted basis and (b) the absence of any legal prohibition prohibiting the consummation of the Merger. If the conditions set forth in the Merger Agreement are not met or waived, the acquisition of us by Parent and Merger Sub may not occur. These conditions are described in more detail in the Merger Agreement, which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on January 16, 2014. There is no assurance that the Tender Offer will be completed or that each of the conditions set forth in the Merger Agreement will be satisfied or that the Merger will occur when or as expected.
Our announcement of having entered into the Merger Agreement and of Parent and Merger Sub’s commencement of the Tender Offer could cause a material disruption to our business, and we are subject to several risks as a result of the announcement of the Merger Agreement and the Tender Offer, including, but not limited to, the following:

•	If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

•	Certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not completed;

•
The payment of a (a) termination fee to Parent equal to 3.5% of the sum of (i) the Offer Price multiplied by the number of outstanding shares of common stock of the Company on a fully diluted basis as of January 15, 2014 plus (ii) $385,279,000 and (b) expense reimbursement of $7 million under certain circumstances;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the completion of the Merger;

•	Our management and employees’ attention may have been diverted from day-to-day operations; and

•	The failure of the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.
We are involved in litigation relating to the Merger Agreement that could divert management’s attention and harm our business.
As described in Part I, Item 3 of this report, “Legal Proceedings”, we are, and the individual members of the Board have been named, as defendants in a number of lawsuits related to the Merger Agreement and the Merger. These suits generally allege, among other things, that the directors breached their fiduciary duties owed to the Company’s stockholders by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly make it less likely that the Board will be able to consider alternative acquisition proposals. These suits also allege that Apollo aided and abetted the directors’ alleged breaches of fiduciary duty in connection with the Company’s entry into the Merger Agreement. Although we believe these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
The following table summarizes information regarding the number and location of stores we and our franchisees operated as of December 29, 2013:

Domestic	Company- Owned Stores	Franchised Stores	Total
Alabama	7	1	8
Alaska	1	—	1
Arizona	2	7	9
Arkansas	6	—	6
California	80	3	83
Colorado	10	—	10
Connecticut	5	—	5
Delaware	2	—	2
Florida	29	—	29
Georgia	16	—	16
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	15	—	15
Massachusetts	11	—	11
Michigan	18	—	18
Minnesota	7	—	7
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	6	—	6
New Hampshire	2	—	2
New Jersey	15	—	15
New Mexico	3	—	3
New York	23	—	23
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	4	—	4
Oregon	1	3	4
Pennsylvania	22	—	22
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	64	—	64
Utah	2	2	4
Virginia	12	4	16
Washington	9	3	12
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	508	34	542

International	Company- Owned Stores	Franchised Stores	Total
Canada	14	—	14
Chile	—	5	5
Guam	—	1	1
Guatemala	—	2	2
Mexico	—	2	2
Panama	—	1	1
Peru	—	1	1
Puerto Rico	—	3	3
Saudi Arabia	—	5	5
United Arab Emirates	—	1	1
Total international	14	21	35
Total stores in operation	522	55	577
Company Store Leases
Of the 522 Company-owned Chuck E. Cheese’s stores as of December 29, 2013, 59 are owned premises and 463 are leased.
The terms of our store leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 29, 2013, four of our leases were month-to-month and 33 of our leases were set to expire in 2014. Of those set to expire in 2014, five have no available renewal options and the remainder have available renewal options expiring between 2015 and 2034. Our remaining leases are set to expire at various dates through 2028, with available renewal options that expire at various dates through 2045.
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
We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which, primarily serves as a storage and refurbishing facility for our store fixtures and game equipment. The lease expires in August 2024, with options to renew through August 2034.
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

Litigation Related to the Proposed Merger
Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, five putative shareholder class actions were filed on behalf of purported stockholders of the Company against the Company, its directors, Apollo Global Management, LLC (“Apollo”), Parent, and Merger Sub in connection with the Merger Agreement and the transactions contemplated thereby. Four of the actions were filed in the District Court of Shawnee County, Kansas. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which is captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”). The fifth purported class action, which is captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014 (the "McCullough Action") (together with the LMPERS, Coyne, Solak, and Dixon Actions, the “Shareholder Actions”).
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly make it less likely that the Board will be able to consider alternative acquisition proposals. The Coyne, Dixon, and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon, and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement or that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached their fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
Each of the Shareholder Actions allege that Apollo aided and abetted the Board’s breaches of fiduciary duties. The Solak and Dixon Actions allege that CEC also aided and abetted such breaches, and the Solak, LMPERS and McCullough Actions further allege that Parent and the Merger Sub aided and abetted such actions. The LMPERS and McCullough Actions further allege that Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. aided and abetted such actions.
The Shareholder Actions seek, among other things, an injunction to prevent consummation of the Tender Offer and subsequent Merger, rescission of these transactions (to the extent already implemented), damages, attorneys’ and experts’ fees and costs, and other relief that the court may deem just and proper.
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the “Coyne Amended Complaint”); furthermore, on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the “Solak Amended Complaint”) (together with the Coyne Amended Complaint, the “Amended Complaints”). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board approved the Statement which omitted certain material information in violation of their fiduciary duties. The Amended Complaints further request an order directing the Board to disclose such allegedly omitted material information and, if necessary, extend the closing of the Tender Offer to permit such information to be disseminated to the Company’s stockholders. Additionally, the Solak Amended Complaint adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
On January 28, 2014, the plaintiffs in the Coyne and Dixon Actions jointly filed a motion in each action for a temporary restraining order, expedited discovery, and the scheduling of a hearing for the plaintiffs’ anticipated motion for temporary injunction seeking expedited discovery and a hearing date in anticipation of a motion for a temporary injunction.  CEC and the individual defendants filed responses to those motions on January 31, 2014.
On February 6, 2014, the plaintiff in the LMPERS Action filed a motion to join the January 28 motion, and the plaintiff in the Solak Action filed a motion for expedited proceedings in anticipation of a motion for a temporary injunction.
On February 7, 2014 and February 11, 2014, the plaintiffs in the four actions pending in Kansas withdrew their respective motions and determined to pursue a consolidated action for damages after the Tender Offer closes.
The Company believes these lawsuits are without merit and intends to defend them vigorously; however, we are presently unable to predict the ultimate outcome of this litigation.

ITEM 4. Mine Safety Disclosures.
None.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
Our common stock is listed on the New York Stock Exchange under the symbol “CEC”. The following table sets forth the highest and lowest closing sale price for our common stock as reported on the New York Stock Exchange and dividends declared during each quarterly period within the two most recent fiscal years:

	2013			2012
	Price			Price
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$34.21	$29.63	$0.24	$40.01	$33.77	$0.22
2nd Quarter	$42.08	$31.31	$0.24	$39.36	$31.88	$0.22
3rd Quarter	$45.60	$40.47	$0.24	$36.92	$28.23	$0.22
4th Quarter	$47.95	$42.33	$0.27	$33.88	$29.07	$0.24
As of February 3, 2014, there were 1,542 stockholders of record. The number of stockholders of record does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in “street name” with brokers, banks and other financial institutions.
In accordance with the Merger Agreement, our ability to declare dividends is restricted. If the Merger is not completed, we will continue to base future dividend decisions on a number of factors, including our operating results, financial condition and debt covenants that affect our ability to pay dividends. See further discussion of the Merger in Part I, Item 1. "Business - Merger Agreement" and Part II, Item 8. "Financial Statements and Supplementary Data - Note 13. Subsequent Events" of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”

Issuer Purchases of Equity Securities
The following table presents information related to repurchases of our common stock during the fourth quarter of 2013 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30 – October 27, 2013	—	$—	—	$128,880,167
October 28 – November 24, 2013	466	$44.86	—	$128,880,167
November 25 – December 29, 2013	—	$—	—	$128,880,167
Total	466	$44.86	—	$128,880,167
_______________________

(1)
For the period ended November 24, 2013, the total number of shares purchased were tendered by employees to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our share repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

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

Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our common stock we may repurchase. See the discussion of our current revolving credit facility included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.” In accordance with the Merger Agreement, our ability to repurchase shares of our common stock is restricted. See further discussion of the Merger in Part I, Item 1. "Business - Merger Agreement" and Part II, Item 8. "Financial Statements and Supplementary Data - Note 13. Subsequent Events" of this Annual Report on Form 10-K.

Stock Performance Graph
The graph below compares the annual change in the cumulative total stockholder return on our common stock over the last five fiscal years ended December 29, 2013, with the cumulative total return on the NYSE Composite Index and the S&P SmallCap 600 Restaurants Index. The comparison assumes an investment of $100 on December 28, 2008 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CEC Entertainment Inc., the NYSE Composite Index, and S&P SmallCap 600 Restaurants

Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 28, 2008
Jan 3, 2010
Jan 2, 2011
Jan 1, 2012
Dec 30, 2012
Dec 29, 2013
CEC Entertainment Inc.
NYSE Composite
S&P SmallCap 600 Restaurants

*$100 invested on December 28, 2008 in stock or index, including reinvestment of dividends.

	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
CEC Entertainment Inc.	$100.00	$136.12	$165.59	$150.46	$144.45	$203.72
NYSE Composite	$100.00	$133.42	$151.27	$145.47	$166.19	$212.10
S&P SmallCap 600 Restaurants	$100.00	$140.44	$191.33	$190.83	$225.06	$371.01
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

	Fiscal Year (1)
	2013	2012	2011	2010	2009 (2)
	(in thousands, except percentages, per share and store number amounts)
Statements of Earnings Data:
Company store sales	$816,739	$798,937	$815,894	$813,133	$814,563
Sales percent increase (decrease):
Total company store sales	2.2%	(2.1)%	0.3%	(0.2)%	0.5%
Comparable store sales (3)	0.4%	(2.9)%	(2.0)%	1.5%	(2.8)%
Total revenues	$821,721	$803,480	$821,178	$817,248	$818,346
Revenues percent increase (decrease)	2.3%	(2.2)%	0.5%	(0.1)%	0.5%
Operating income	$83,471	$79,071	$97,979	$104,902	$110,965
As a percent of total revenues	10.2%	9.8%	11.9%	12.8%	13.6%
Net income	$47,824	$43,590	$54,962	$54,034	$61,194
Per Share Data:
Earnings per share:
Basic	$2.80	$2.48	$2.88	$2.55	$2.68
Diluted	$2.78	$2.47	$2.88	$2.55	$2.67
Weighted average common shares outstanding:
Basic	17,088	17,545	19,072	21,163	22,835
Diluted	17,226	17,618	19,121	21,204	22,933
Balance Sheet Data (end of year):
Total assets	$791,611	$801,806	$772,471	$778,029	$744,266
Total debt (4)	$382,879	$412,216	$400,509	$388,262	$365,810
Stockholders’ equity	$160,768	$143,274	$124,177	$158,062	$167,913
Dividends declared (5)	$17,372	$16,182	$15,806	$—	$—
Dividends declared per share (5)	$0.99	$0.90	$0.82	$—	$—
Non-GAAP Financial Measures:
EBITDA (6)	$162,499	$158,581	$179,539	$185,581	$189,036
EBITDA as a percent of Total revenues	19.8%	19.7%	21.9%	22.7%	23.1%
Adjusted EBITDA (6)	$168,859	$168,895	$185,313	$189,837	$191,977
Adjusted EBITDA as a percent of Total revenues	20.5%	21.0%	22.6%	23.2%	23.5%
Number of Stores (end of year):
Company-owned	522	514	507	507	497
Franchised	55	51	49	47	48
	577	565	556	554	545
_______________________

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2009 was 53 weeks in length and all other fiscal years presented were 52 weeks.

(2)	We estimate that the additional 53rd operating week in our 2009 fiscal year benefited 2009 total revenues by $19.5 million, comparable store sales by 0.5% and diluted earnings per share by $0.17.

(3)
We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or operated by us for 12 months for acquired stores. We believe comparable store sales to be a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for discussion of the decrease in comparable store sales for 2012.

(4)	Total debt includes our outstanding revolving credit facility borrowings and capital lease obligations.

(5)	No cash dividends on common stock were declared prior to 2011.

(6)
See the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA and the reconciliation of net income to EBITDA and Adjusted EBITDA in “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures
We report and discuss our operating results using financial measures consistent with generally accepted accounting principles (“U.S. GAAP”). From time to time in our SEC filings (including this Annual Report on Form 10-K), press releases, financial presentations, earnings conference calls or otherwise, we may disclose certain non-GAAP financial measures such as EBITDA and Adjusted EBITDA presented below. This non-GAAP financial measure should not be viewed as an alternative or substitute for our reported U.S. GAAP results.
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA and EBITDA and Adjusted EBITDA expressed as a percent of Total revenues for the periods shown:

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Total revenues	$821,721	$803,480	$821,178	$817,248	$818,346
Net income	$47,824	$43,590	$54,962	$54,034	$61,194
Add:
Interest expense	7,453	9,401	8,875	12,142	12,017
Income taxes	28,194	26,080	34,142	38,726	37,754
Depreciation and amortization	79,028	79,510	81,560	80,679	78,071
EBITDA	$162,499	$158,581	$179,539	$185,581	$189,036
EBITDA as a percent of Total revenues	19.8%	19.7%	21.9%	22.7%	23.1%

Asset impairments	$3,051	$6,752	$2,739	$936	$—
Loss on sale of assets	3,309	3,562	3,035	3,320	2,941
Adjusted EBITDA	$168,859	$168,895	$185,313	$189,837	$191,977
Adjusted EBITDA as a percent of Total revenues	20.5%	21.0%	22.6%	23.2%	23.5%
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes and depreciation and amortization. We define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA plus asset impairments and loss on sale of assets. EBITDA and Adjusted EBITDA as defined herein may differ from similarly titled measures presented by other companies. We believe that EBITDA and Adjusted EBITDA provides useful information to us, our investors and other interested parties about our operating performance, our capacity to incur and service debt, fund capital expenditures and other corporate uses. EBITDA, as presented above, differs from the definition of consolidated EBITDA utilized in connection with the financial covenant ratios contained in our revolving credit facility agreement.
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
Fiscal Year
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. References to 2013, 2012 and 2011 are for the fiscal years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively, which each consisted of 52 weeks.
Executive Summary
Our Strategic Plan
As previously disclosed, we implemented an updated strategic plan with the primary objective of increasing guest traffic and ultimately improving our consolidated sales and operating results. As part of this plan, we implemented a number of strategic changes over the last two years. We introduced an updated Chuck E. Cheese character, launched a multi-faceted advertising campaign, launched our redesigned website, began implementing and communicating our value proposition to our guests and began providing a significantly improved and targeted operational plan focused on enhancing the service level and experience for all guests.
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
We continue to refine our strategic plan and have implemented several enhancements, including changes to our capital spending initiatives, the mix of our advertising spend and our methods for obtaining and measuring customer satisfaction. Beginning in the second quarter of 2013, we reduced the cost of game enhancements by utilizing more transferred games and rides, which will allow us to perform game enhancements at a store more frequently and for approximately half the cost on a per store basis. See further discussion of our capital spending initiatives in "Financial Condition, Liquidity and Capital Resources - Capital Expenditures." In the third and fourth quarters of 2013, we reduced spend on our digital brand advertising and are using a portion of national television airtime for new birthday commercials. In the third quarter, we implemented a new guest survey tool that allows the guest to provide real-time, meaningful and actionable feedback to ensure our service is delivered in accordance with our operational plan. We continuously look for opportunities to improve overall communication with our guests through our television advertising and website. We continue to communicate our value and entertainment offerings, including package deals, coupons, all games are one token and the Chuck E. Cheese live performances and ticket giveaway every hour on the half-hour. We believe these enhancements to our strategic plan will improve our sales and operating results. See Part I, Item 1. “Business – Our Strategic Plan – Marketing Plan and Value Proposition” for more information regarding our revised marketing strategy.

Merger Agreement
On January 15, 2014, the Company entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Parent and Merger Sub have commenced the Tender Offer. If the Merger is completed, the Company will cease to be a publicly traded company. See further discussion of the Merger in Part I, Item 1. "Business - Merger Agreement" and Part II, Item 8. "Financial Statements and Supplementary Data - Note 13. Subsequent Events" of this Annual Report on Form 10-K.
Overview of 2013

•	Net income increased to $47.8 million, or $2.78 per share, for 2013 compared to net income of $43.6 million, or $2.47 per share, for 2012. Results included the following:

•	Total revenues increased $18.2 million, or 2.3%, primarily due to a 0.4% increase in comparable store sales and additional revenues from eight net new stores opened in 2013.

•
Company store operating costs decreased 70 basis points, as a percentage of Company store sales, primarily due to a 90 basis point decrease in the cost of food, beverage, entertainment and merchandise, partially offset by a 10 basis point increase in labor costs.

•	Other costs and expenses increased $5.7 million, due to an increase in advertising and general and administrative expenses, partially offset by a decrease in asset impairments.

•	Our effective income tax rate for 2013 decreased to 37.1% from 37.4% in 2012.

•	Cash provided by operations remained relatively flat at $138.7 million in 2013 compared to $137.1 million in the prior year.

•	We repurchased $18.1 million of our common stock in 2013.

•	During 2013, we completed 175 capital initiatives, including 150 game enhancements, six major remodels, six expansions and opened 13 new Company-owned store locations, including one relocated store.

•	During 2013, we declared dividends of $17.4 million, or $0.99 per share.

Overview of Operations
We develop, operate and franchise family dining and entertainment centers under the name “Chuck E. Cheese’s” in 47 states and ten foreign countries and territories. Our stores offer wholesome family dining, distinctive musical and comic entertainment by computer-controlled robotic characters, family-oriented arcade-style and skill-oriented games, video games, rides and other activities, all of which are intended to uniquely appeal to our primary customer base of families with children between two and 12 years of age. All of our stores offer dining selections consisting of a variety of pizzas, sandwiches, wings, appetizers, a salad bar, beverages and desserts.
The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Fiscal Year
	2013	2012	2011
Number of Company-owned stores:
Beginning of period	514	507	507
New (1)	13	12	4
Acquired from franchisees	—	1	—
Closed (1)	(5)	(6)	(4)
End of period	522	514	507
Number of franchised stores:
Beginning of period	51	49	47
New (2)	6	3	3
Acquired by the Company	—	(1)	—
Closed (2)	(2)	—	(1)
End of period	55	51	49
_______________________

(1)
The number of new and closed Company-owned stores during 2013 included one store that was relocated. The number of new and closed Company-owned stores during 2012 included three stores that were relocated. The number of new and closed Company-owned stores during 2011 included two stores that were relocated.

(2)	The number of new and closed franchise stores during 2013 included one store that was relocated.
We are focusing on growing our concept both domestically and internationally. We currently plan to open 12 to 15 domestic Company-owned stores, including relocations and franchise acquisitions, in 2014. We are also targeting franchising our concept internationally in certain countries located in Asia, Eastern Europe, Latin America and the Middle East. During 2013, we opened five new stores, of which one was located in Mexico, Panama and Peru and two were located in Saudi Arabia. We currently expect franchisees to open a total of seven to nine additional international franchise stores in 2014.
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
The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year
	2013	2012	2011
	(in thousands, except store number amounts)
Average annual sales per comparable store (1)	$1,573	$1,553	$1,596
Number of stores included in our comparable store base	485	480	475
 _______________________

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

The “Cost of food and beverage” and the “Cost of entertainment and merchandise” mentioned above excludes any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) rent expense; (c) depreciation and amortization expense; or (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, rent expense, depreciation and amortization expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•
our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Food and beverage sales” and “Entertainment and merchandise sales”; and

•
while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems, computer-controlled robotic characters and showroom fixtures.Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between "Food and beverage sales" and "Entertainment and merchandise sales."

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
Results of Operations
Historical Results
The following table summarizes our principal sources of Total Company store sales expressed in dollars and as a percentage of Total Company store sales for the periods presented:

	Fiscal Year
	2013		2012		2011
	(in thousands, except percentages)
Food and beverage sales	$368,584	45.1%	$372,948	46.7%	$388,908	47.7%
Entertainment and merchandise sales	448,155	54.9%	425,989	53.3%	426,986	52.3%
Total Company store sales	$816,739	100.0%	$798,937	100.0%	$815,894	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year
	2013		2012		2011
	(in thousands, except percentages)
Total Company store sales	$816,739	99.4%	$798,937	99.4%	$815,894	99.4%
Franchising fees and royalties	4,982	0.6%	4,543	0.6%	5,284	0.6%
Total revenues	821,721	100.0%	803,480	100.0%	821,178	100.0%
Company store operating costs:
Cost of food and beverage (1)	90,363	24.5%	93,417	25.0%	95,989	24.7%
Cost of entertainment and merchandise (2)	29,775	6.6%	30,855	7.2%	32,362	7.6%
Total cost of food, beverage, entertainment and merchandise (3)	120,138	14.7%	124,272	15.6%	128,351	15.7%
Labor expenses (3)	229,172	28.1%	223,605	28.0%	222,596	27.3%
Depreciation and amortization (3)	78,167	9.6%	78,769	9.9%	80,826	9.9%
Rent expense (3)	78,463	9.6%	75,312	9.4%	74,992	9.2%
Other store operating expenses (3)	131,035	16.0%	126,855	15.9%	126,847	15.5%
Total Company store operating costs (3)	636,975	78.0%	628,813	78.7%	633,612	77.7%
Other costs and expenses:
Advertising expense	41,217	5.0%	35,407	4.4%	34,989	4.3%
General and administrative expenses	57,007	6.9%	53,437	6.7%	51,859	6.3%
Asset impairments	3,051	0.4%	6,752	0.8%	2,739	0.3%
Total operating costs and expenses	738,250	89.8%	724,409	90.2%	723,199	88.1%
Operating income	83,471	10.2%	79,071	9.8%	97,979	11.9%
Interest expense	7,453	0.9%	9,401	1.2%	8,875	1.1%
Income before income taxes	$76,018	9.3%	$69,670	8.7%	$89,104	10.9%
_______________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total Company store sales.
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

Fiscal Year 2013 Compared to Fiscal Year 2012
Revenues
Company store sales increased $17.8 million, or 2.2%, to $816.7 million in 2013 compared to $798.9 million in 2012. The increase in Company store sales is primarily due to a 0.4% increase in comparable store sales and additional revenues from 13 new stores opened, net of five closed stores, since the end of 2012. Comparable store sales were favorably impacted by record warm weather in the Midwest and Northeast in March 2012, which negatively impacted our prior year results. This benefit was partially offset by severe winter weather in December 2013, which negatively impacted comparable store sales in the fourth quarter of 2013. We also believe 2013 benefited from certain components of our strategy; however, this benefit was partially offset by an approximate 7% decline in birthday party sales during the current year, which have historically generated 15% to 20% of Company store sales. In addition, we believe our comparable store sales have been negatively impacted by overall political and economic uncertainties.
Our Company store sales mix consisted of food and beverage sales totaling 45.1% and entertainment and merchandise sales totaling 54.9% in 2013 compared to 46.7% and 53.3%, respectively, in 2012. We believe that this shift in our sales mix is primarily due to the following: (a) repricing of certain components of our offerings; (b) changing the mix of items included in Packaged Deals and coupons; and (c) modification of our various token offers. These changes were part of our continued effort to rebalance our menu pricing between food and games. We believe that the rebalancing of our menu pricing and our ongoing investment in our games has resulted in more of our guests’ average check being allocated to games.
Company Store Operating Costs
Overall, the Cost of food, beverage, entertainment and merchandise, as a percentage of Total Company store sales, decreased 90 basis points to 14.7% in 2013 from 15.6% in 2012. We believe the decrease was primarily attributable to the changes in our pricing strategy that were fully implemented in the fourth quarter of 2012 and our cost savings initiatives that were fully implemented in the second quarter of 2013.
Cost of food and beverage, as a percentage of Food and beverage sales, decreased 50 basis points to 24.5% in 2013 from 25.0% in 2012. The decrease primarily related to an approximate 15% reduction in dough usage as a result of our new thinner, more crispy pizza crust implemented in stores in March 2013 and a 20 basis point decrease related to changes in the product mix of paper and birthday supplies, partially offset by an increase of $0.05 per pound, or 2.9%, in the average cost per pound of cheese.
Cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, decreased 60 basis points to 6.6% in 2013 from 7.2% in 2012. The percentage of Cost of entertainment and merchandise was favorably impacted by the modification of our prize and merchandise categories, as well as the shift in the sales mix to entertainment and merchandise.
Labor expenses, as a percentage of Total Company store sales, increased 10 basis points to 28.1% in 2013 from 28.0% in 2012, primarily related to higher sales and performance bonuses, partially offset by a decrease in workers' compensation and health insurance costs during 2013.
Advertising Expenses
Advertising expenses increased $5.8 million to $41.2 million in 2013 from $35.4 million in 2012. In accordance with our updated strategic plan, we increased our expenditures for television advertising and our digital advertising campaign in 2013.
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $57.0 million in 2013 from $53.4 million in 2012, primarily due to higher corporate compensation costs, including operational management bonuses, and increases in certain professional fees related to the modernization of various information technology platforms.

Asset Impairments
In 2013, we recognized an asset impairment charge of $3.1 million primarily related to seven stores, of which three stores were previously impaired. In 2012, we recognized an asset impairment charge of $6.8 million for 18 stores, of which seven were previously impaired. We continue to operate all but two of these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value. For additional information about these impairment charges, refer to Note 4 “Property and Equipment – Asset Impairments” in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Interest Expense
Interest expense decreased $1.9 million to $7.5 million in 2013 from $9.4 million in 2012, primarily as a result of favorable settlements and the expiration of statutes of limitations relating to uncertain tax positions and a decrease in the average outstanding debt balance on our revolving credit facility.
Income Taxes
Our effective income tax rate decreased to 37.1% in 2013 as compared to 37.4% in 2012. The decrease primarily related to an increase in federal Work Opportunity Tax Credits related to our 2012 fiscal year, which was accounted for in the first quarter of 2013 due to the retroactive reinstatement of the credit program enacted January 2, 2013. In addition, the 2013, and to a greater extent 2012, effective tax rates were favorably impacted by the recognition of uncertain tax positions resulting from audit settlements and the expirations of statutes of limitations, net of increases related to uncertain tax positions taken in the current and prior years.
Diluted Earnings Per Share
Diluted earnings per share increased $0.31, or 12.6%, to $2.78 per share in 2013 compared to $2.47 per share in 2012. The increase was primarily due to the increase in net income and a decrease in the number of weighted average diluted shares outstanding in 2013 as compared to 2012. The decrease in the weighted average diluted shares outstanding was impacted by our repurchase of 0.9 million shares of our common stock since the beginning of the 2012 fiscal year. We estimate stock repurchases benefited our earnings per share in 2013 by approximately $0.07. Our estimate is based on the weighted average number of shares repurchased since the beginning of the 2012 fiscal year and includes consideration of the estimated additional interest expense attributable to increased borrowings under our revolving credit facility to finance any repurchases. Our computation does not include the effect of share repurchases prior to the 2012 fiscal year, or the effect of the issuance of restricted stock subsequent to the beginning of the 2012 fiscal year.
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
Company Store Operating Costs
Overall, the Cost of food, beverage, entertainment and merchandise, as a percentage of Total Company store sales, decreased 10 basis points to 15.6% in 2012 from 15.7% in 2011. The decrease primarily related to a decrease in certain commodity costs and price changes, as well as a shift in sales mix from food and beverage sales to entertainment and merchandise sales.
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
Labor expenses, as a percentage of Total Company store sales, increased 70 basis points to 28.0% in 2012 from 27.3% in 2011. The increase primarily related to a 1.2% increase in labor hours and a 0.6% increase in average hourly wage rate, partially offset by a reduction in store incentive compensation attributable to our sales decline.
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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$138,664	$137,092	$177,233
Net cash used for investing activities	(70,942)	(98,903)	(94,652)
Net cash used for financing activities	(66,031)	(37,285)	(82,973)
Effect of foreign exchange rate changes on cash	(641)	59	(204)
Change in cash and cash equivalents	$1,050	$963	$(596)
Interest paid	$7,798	$9,419	$9,081
Income taxes paid, net	$31,614	$27,598	$6,592

	At Year End
	2013	2012
	(in thousands)
Cash and cash equivalents	$20,686	$19,636
Revolving credit facility borrowings	$361,500	$389,500
Available unused commitments under revolving credit facility	$127,600	$100,100
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
Our cash and cash equivalents totaled $20.7 million and $19.6 million as of December 29, 2013 and December 30, 2012, respectively. Cash and cash equivalents as of December 29, 2013 and December 30, 2012 includes $8.2 million and $7.8 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

Our strategic plan does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending. In 2014, our planned capital spending includes new store development, existing store improvements, improvements to our various information technologies platforms and other capital initiatives.
Sources and Uses of Cash – Fiscal Year 2013 Compared to Fiscal Year 2012
Net cash provided by operating activities was relatively flat at $138.7 million in 2013 compared to $137.1 million in 2012.
During 2013 and 2012, we benefitted from federal bonus tax depreciation for qualifying capital additions and the federal Work Opportunity Tax Credit, which both expired at the end of 2013. As a result, our cash payments for income taxes will increase in future years barring a retroactive extension of these provisions.
Net cash used in investing activities decreased $28.0 million to $70.9 million in 2013 from $98.9 million in 2012. The decrease primarily related to a reduction in the number of store expansions and other capital initiatives completed, as well as recognizing cash proceeds from the sale of a property.
Net cash used in financing activities increased $28.7 million to $66.0 million in 2013 from $37.3 million in 2012. The increase primarily related to net repayments of $28.0 million on our revolving credit facility in 2013 compared to net repayments of $0.1 million on our revolving credit facility in 2012 and a $3.7 million increase in repurchases of our common stock, partially offset by a $2.7 million decrease in dividend payments.
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

Debt Financing
We maintain a $500.0 million revolving credit facility under a credit agreement dated October 28, 2011, with a syndicate of lenders. The revolving credit facility is a senior unsecured credit commitment, which matures in October 2016. The revolving credit facility includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.0%; plus an applicable margin of up to 0.625%, determined based on our financial performance and debt levels. During 2013, the Prime Rate was 3.25% and the one-month LIBOR rate ranged from 0.16% to 0.24%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis ranging from 0.15% to 0.30%, depending on our financial performance and debt levels on any unused portion of our revolving credit facility. All borrowings under our revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness. We have the unrestricted ability to pay dividends and repurchase shares of our common stock under our revolving credit facility, provided that our consolidated leverage ratio, as defined in the revolving credit facility, does not exceed 2.75 to 1.0 on a proforma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases.
As of December 29, 2013, we had $361.5 million of borrowings outstanding and $10.9 million of letters of credit, issued but undrawn, under our revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our credit facilities was 1.7% for the year ended December 29, 2013.
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

•
a consolidated leverage ratio of not greater than 3.0 to 1.0, based upon the ratio of (a) the quarter-end consolidated funded indebtedness (as defined in the revolving credit facility) to (b) consolidated EBITDA for the last four fiscal quarters. Consolidated EBITDA, as defined in the revolving credit facility, equals our consolidated EBITR adjusted to exclude the cash portion of rent expense plus depreciation and amortization.

Our revolving credit facility is the primary source of committed funding from which we finance our planned capital expenditures, repurchase our common stock and provide for our working capital needs. Non-compliance with the financial covenant ratios could prevent us from being able to access further borrowings under our revolving credit facility, require us to immediately repay all amounts outstanding under the revolving credit facility and increase our cost of borrowing. As of December 29, 2013, we were in compliance with these covenant ratios, with a consolidated fixed charge coverage ratio of 2.05 to 1.0 and a consolidated leverage ratio of 2.23 to 1.0, and we expect to remain in compliance for the next twelve months.
For information on the proposed financing related to our pending Merger, see our Solicitation/Recommendation Statement on Schedule 14D-9 (as may be amended) filed with the SEC on January 22, 2014. Such financing will not occur if the Merger is not completed.

Cash Dividends
The table below presents dividends declared during 2013 and 2012:

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable Per Share	Total Amount of Dividends Declared
				(in millions)
February 19, 2013	March 21, 2013	April 18, 2013	$0.24	$4.3
April 30, 2013	June 6, 2013	July 2, 2013	0.24	4.2
July 29, 2013	September 5, 2013	October 3, 2013	0.24	4.2
October 29, 2013	December 5, 2013	December 27, 2013	0.27	4.7
			$0.99	$17.4

Declaration Date	Record Date	Dividend Payable Date	Dividend Payable Per Share	Total Amount of Dividends Declared
				(in millions)
February 21, 2012	March 22, 2012	April 19, 2012	$0.22	$4.0
May 1, 2012	June 7, 2012	July 5, 2012	0.22	3.9
July 31, 2012	September 6, 2012	October 4, 2012	0.22	4.0
October 30, 2012	December 6, 2012	December 27, 2012	0.24	4.3
			$0.90	$16.2
In accordance with the Merger Agreement, our ability to declare dividends is restricted. If the Merger is not completed, we will continue to base future dividend decisions on a number of factors, including our consolidated operating results, financial condition and debt covenants that affect our ability to pay dividends. See further discussion of the Merger in Part I, Item 1. "Business - Merger Agreement" and Part II, Item 8. "Financial Statements and Supplementary Data - Note 13. Subsequent Events" of this Annual Report on Form 10-K. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included above in “Debt Financing.” See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.

Capital Expenditures
Capital expenditures for 2013 totaled $74 million, including $19 million related to capital initiatives for our existing stores, $32 million related to new store development and the remainder of $23 million related to other store initiatives, general store requirements and corporate capital expenditures. The following table summarizes information regarding the number of completed capital spending initiatives and the approximate total capital spend for those completed initiatives for the periods presented:

	Fiscal Year
	2013	2012	2011
Investment in existing Company-owned stores:
Game enhancements	150	94	137
Major remodels	6	6	11
Store expansions	6	25	33
Total completed	162	125	181
Total capital spend on completed existing Company-owned stores (in millions)	$19	$40	$65
Company-owned stores added (1)	13	13	4
Total capital spend on completed new Company-owned stores (in millions)	$32	$35	$10
_______________________

(1)
Company-owned stores added during 2013 included one store we relocated. Company-owned stores added during 2012 included three stores we relocated and one store acquired from a franchisee. Company-owned stores added during 2011 included two stores we relocated.

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
Game enhancements. Game enhancements include replacing a portion of a store’s games and rides with new and refurbished equipment. We believe game enhancements are necessary to maintain the relevance and appeal of our games and rides. In addition, game enhancements counteract general wear and tear on the equipment and incorporate improvements in game ride technology. During the second quarter of 2013, we enhanced our existing store capital strategy to reduce the cost of game enhancements by utilizing more used and transferred games and rides in combination with new games and rides. This revised plan will allow us to perform a game enhancement at a store, generally, every two years for approximately half the cost of our historical game enhancements on a per store basis. We are testing a number of major attractions that will be incorporated into game enhancements, which we expect will add approximately $3 million to $4 million to the total cost of game enhancements in 2014.
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
Fiscal 2014 Capital Plan
We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations and, if necessary, borrowings under our revolving credit facility. We currently estimate that total capital expenditures for 2014 will be approximately $75 million to $80 million, including (a) approximately $37 million related to new store development; (b) approximately $29 million related to capital initiatives for our existing stores; and (c) the remainder for other store initiatives, general store requirements and other corporate capital expenditures. As discussed above, we currently plan to open 12 to 15 new stores in 2014 at an average cost of approximately $2.47 million per store. New store growth will include a combination of opening new stores, acquiring franchise stores and relocating existing stores. We continually reassess the need for capital investment in our existing stores in light of each store’s current condition.
The following tables summarize information regarding the expected number of, and estimated average cost for, our projected capital expenditures activities in fiscal 2014:

	Projected Completions In Fiscal 2014	Estimated Average Cost Per Project	Projected Total Costs In Fiscal 2014
	(in millions, except projected completions)
Investment in existing Company-owned stores:
Game enhancements	250	$0.06	$15
Major remodels	8	$0.65	$5
Store expansions	5	$1.00	$5
Major attractions	—	—	$4
Total	263		$29
New Company store development (1)	15	$2.47	$37
_______________________

(1)	New Company store development projected for fiscal year 2014 includes three store relocations and one franchise acquisition.

As described in Part I, Item 1. "Business", on January 15, 2014, the Company entered into the Merger Agreement. The above 2014 capital plan presumes the Company’s continuation as an independent company, which may not be the case if the Company is acquired. If the Company is acquired, plans for the Company may differ from those set forth above. See Part I. Item 1. "Business" for a description of the Merger Agreement.

Share Repurchases
On April 30, 2013, our Board authorized a $100 million increase to our existing Board approved stock repurchase program. During 2013, we repurchased 526,246 shares of our common stock at an average purchase price of $34.42 per share for an aggregate purchase price of $18.1 million. As of December 29, 2013, $128.9 million remained available for us to repurchase shares of our common stock in the future, under our approved stock repurchase program.
In accordance with the Merger Agreement, our ability to repurchase shares of our common stock is restricted. If the Merger is not completed, we will continue to base future stock repurchase decisions on a number of factors, including our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our stock repurchase program does not have an expiration date, and repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time. See further discussion of the Merger in Part I, Item 1. "Business - Merger Agreement" and Part II, Item 8. "Financial Statements and Supplementary Data - Note 13. Subsequent Events" of this Annual Report on Form 10-K. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of our common stock we may repurchase. See the discussion of our current revolving credit facility included above in “Debt Financing.”

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 29, 2013, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual cash obligations as of December 29, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$1,125,862	$82,055	$165,047	$162,674	$716,086
Capital leases	37,243	2,634	5,039	5,367	24,203
Purchase obligations (2)	28,365	24,056	1,359	1,459	1,491
Revolving credit facility	361,500	—	361,500	—	—
Interest obligations (3)	17,036	5,997	11,039	—	—
Uncertain tax positions (4)	645	645	—	—	—
	$1,570,651	$115,387	$543,984	$169,500	$741,780
_______________________

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

(3)
Interest obligations represent an estimate of future interest payments under our revolving credit facility. We calculated the estimate based on (a) terms of the revolving credit facility agreement and (b) using a 1.7% weighted average interest rate incurred on outstanding borrowings as of December 29, 2013. Our estimate assumes that we will maintain the same levels of indebtedness and financial performance through the credit facility’s maturity in October 2016.

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits has been provided in the table above. The noncurrent portion of $2.0 million is excluded from the table above.

As of December 29, 2013, capital expenditures totaling $5.5 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $20.2 million as of December 29, 2013. We estimate that $7.0 million of these liabilities will be paid in fiscal 2014 and the remainder paid in fiscal 2015 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of December 29, 2013, there were $10.9 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.
As of December 29, 2013, we had dividends payable of $0.9 million, which will be paid when the restricted stock associated with the declared cash dividends vest, which is generally over four years. Pursuant to the Merger Agreement, the Company agreed that shares of restricted stock subject to vesting requirements will automatically vest in connection with the Merger and, at the effective time of the Merger, each such share of restricted stock shall be cancelled and converted into the right to receive an amount equal to the Offer Price plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws.
For information on the proposed financing related to our pending Merger, see our Solicitation/Recommendation Statement on Schedule 14D-9 (as may be amended) filed with the SEC on January 22, 2014. Such financing will not occur if the Merger is not completed.
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

Inflation
Our cost of operations, including but not limited to labor, food products, supplies, utilities, financing and rental costs, can be significantly affected by inflationary factors.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of our Consolidated Financial Statements, the reported amount of revenues and expenses during the reporting period and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our Consolidated Financial Statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time our Consolidated Financial Statements were prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deem relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of December 29, 2013, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $20.2 million. We estimate $7.0 million of these liabilities will be paid in fiscal 2014 and the remainder paid in fiscal 2015 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.

Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At December 29, 2013, the reserve for uncertain tax positions (unrecognized tax benefits) was $2.6 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our Consolidated Financial Statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
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
During 2013, the average discount rate, average sales growth rate and average cash flow margin rate used were 8%, 0.2% and 11%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates (primarily LIBOR) related to borrowings from our revolving credit facility. Our borrowings outstanding as of December 29, 2013 of $361.5 million are variable rate debt that is exposed to market risk. A hypothetical increase of 100 basis points in variable interest rates, assuming no change in our outstanding debt balance, would have increased annual interest expense by approximately $3.6 million for the year ended December 29, 2013.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For 2013, the weighted average cost of a block of cheese was $1.75. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been approximately $1.3 million for the year ended December 29, 2013. For 2013, the weighted average cost of dough per pound was $0.41. The estimated increase in our food costs from a hypothetical 10% increase in the average price of dough per pound would have been approximately $0.4 million for the year ended December 29, 2013.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar, as we operate a total of 14 Company-owned stores in Canada. For the year ended December 29, 2013, our Canadian stores represented less than 0.1% of our consolidated operating income. Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income” and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 29, 2013 were $0.9336 and $1.0166, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 29, 2013 would have reduced our reported consolidated operating income by less than $0.1 million.

ITEM 8. Financial Statements and Supplementary Data.
CEC ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CEC Entertainment, Inc.
Irving, Texas
We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. We also have audited the Company’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 12, 2014

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share information)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,686	$19,636
Accounts receivable	24,881	26,411
Inventories	19,250	18,957
Prepaid expenses	20,111	18,171
Deferred tax asset	2,091	2,884
Total current assets	87,019	86,059
Property and equipment, net	691,454	703,956
Other noncurrent assets	13,138	11,791
Total assets	$791,611	$801,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$1,014	$1,060
Accounts payable	35,770	32,678
Accrued expenses	34,001	35,517
Unearned revenues	14,504	11,779
Dividends payable	440	312
Accrued interest	977	1,794
Total current liabilities	86,706	83,140
Capital lease obligations, less current portion	20,365	21,656
Revolving credit facility borrowings	361,500	389,500
Deferred rent liability	59,743	57,196
Deferred landlord contributions	26,702	27,092
Deferred tax liability	57,831	62,931
Accrued insurance	13,194	11,980
Other noncurrent liabilities	4,802	5,037
Total liabilities	630,843	658,532
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; 61,865,495 and 61,696,806 shares issued, respectively	6,187	6,170
Capital in excess of par value	453,702	447,449
Retained earnings	853,464	823,012
Accumulated other comprehensive income	4,764	5,880
Less treasury stock, at cost; 44,341,225 and 43,814,979 shares, respectively	(1,157,349)	(1,139,237)
Total stockholders’ equity	160,768	143,274
Total liabilities and stockholders’ equity	$791,611	$801,806
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year
	2013	2012	2011
REVENUES:
Food and beverage sales	$368,584	$372,948	$388,908
Entertainment and merchandise sales	448,155	425,989	426,986
Total Company store sales	816,739	798,937	815,894
Franchise fees and royalties	4,982	4,543	5,284
Total revenues	821,721	803,480	821,178
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	90,363	93,417	95,989
Cost of entertainment and merchandise (exclusive of items shown separately below)	29,775	30,855	32,362
Total cost of food, beverage, entertainment and merchandise	120,138	124,272	128,351
Labor expenses	229,172	223,605	222,596
Depreciation and amortization	78,167	78,769	80,826
Rent expense	78,463	75,312	74,992
Other store operating expenses	131,035	126,855	126,847
Total Company store operating costs	636,975	628,813	633,612
Other costs and expenses:
Advertising expense	41,217	35,407	34,989
General and administrative expenses	57,007	53,437	51,859
Asset impairments	3,051	6,752	2,739
Total operating costs and expenses	738,250	724,409	723,199
Operating income	83,471	79,071	97,979
Interest expense	7,453	9,401	8,875
Income before income taxes	76,018	69,670	89,104
Income taxes	28,194	26,080	34,142
Net income	$47,824	$43,590	$54,962
Earnings per share:
Basic	$2.80	$2.48	$2.88
Diluted	$2.78	$2.47	$2.88
Weighted average common shares outstanding:
Basic	17,088	17,545	19,072
Diluted	17,226	17,618	19,121
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2013	2012	2011
Net income	$47,824	$43,590	$54,962
Components of other comprehensive income, net of tax:
Change in fair value of cash flow hedge, net of income taxes of $0, $0 and ($5), respectively	—	—	(10)
Hedging loss realized in earnings, net of income taxes of $0, $0 and $760, respectively	—	—	1,231
Foreign currency translation adjustments, net of income taxes of ($155), $31 and ($64), respectively	(1,116)	538	(401)
Total components of other comprehensive income, net of tax	(1,116)	538	820
Comprehensive income	$46,708	$44,128	$55,782
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at January 2, 2011	61,436,229	$6,144	$436,051	$756,448	$4,522	41,128,869	$(1,045,103)	$158,062
Net income	—	—	—	54,962	—	—	—	54,962
Other comprehensive income	—	—	—	—	820	—	—	820
Stock-based compensation costs	—	—	7,376	—	—	—	—	7,376
Stock options exercised	17,588	1	631	—	—	—	—	632
Restricted stock issued, net of forfeitures	173,713	17	(17)	—	—	—	—	—
Tax benefit from stock options and restricted stock, net	—	—	674	—	—	—	—	674
Restricted stock returned for taxes	(73,832)	(7)	(2,755)	—	—	—	—	(2,762)
Dividends declared	—	—	—	(15,806)	—	—	—	(15,806)
Purchases of treasury stock	—	—	—	—	—	2,279,603	(79,781)	(79,781)
Balance at January 1, 2012	61,553,698	6,155	441,960	795,604	5,342	43,408,472	(1,124,884)	124,177
Net income	—	—	—	43,590	—	—	—	43,590
Other comprehensive income	—	—	—	—	538	—	—	538
Stock-based compensation costs	—	—	7,595	—	—	—	—	7,595
Restricted stock issued, net of forfeitures	214,059	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	565	—	—	—	—	565
Restricted stock returned for taxes	(70,951)	(7)	(2,649)	—	—	—	—	(2,656)
Dividends declared	—	—	—	(16,182)	—	—	—	(16,182)
Purchases of treasury stock	—	—	—	—	—	406,507	(14,353)	(14,353)
Balance at December 30, 2012	61,696,806	6,170	447,449	823,012	5,880	43,814,979	(1,139,237)	143,274
Net income	—	—	—	47,824	—	—	—	47,824
Other comprehensive income	—	—	—	—	(1,116)	—	—	(1,116)
Stock-based compensation costs	—	—	8,660	—	—	—	—	8,660
Restricted stock issued, net of forfeitures	240,619	24	(24)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	(178)	—	—	—	—	(178)
Restricted stock returned for taxes	(71,930)	(7)	(2,205)	—	—	—	—	(2,212)
Dividends declared	—	—	—	(17,372)	—	—	—	(17,372)
Purchases of treasury stock	—	—	—	—	—	526,246	(18,112)	(18,112)
Balance at December 29, 2013	61,865,495	$6,187	$453,702	$853,464	$4,764	44,341,225	$(1,157,349)	$160,768
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,824	$43,590	$54,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,028	79,510	81,560
Deferred income taxes	(3,025)	(836)	20,292
Stock-based compensation expense	8,481	7,468	7,185
Amortization of landlord contributions	(2,355)	(2,293)	(2,024)
Amortization of deferred debt financing costs	448	492	361
Loss on asset disposals, net	3,309	3,562	3,035
Asset impairments	3,051	6,752	2,739
Other adjustments	135	474	423
Changes in operating assets and liabilities:
Accounts receivable	578	(1,587)	3,113
Inventories	(368)	(594)	(714)
Prepaid expenses	(1,270)	(4,150)	(1,721)
Accounts payable	(2,355)	374	(2,416)
Accrued expenses	(344)	1,132	(349)
Unearned revenues	2,735	1,925	460
Accrued interest	(730)	(376)	(37)
Income taxes payable	(647)	(1,361)	6,170
Deferred rent liability	2,431	2,744	3,016
Deferred landlord contributions	1,738	266	1,178
Net cash provided by operating activities	138,664	137,092	177,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(74,085)	(99,489)	(94,669)
Proceeds from the sale of property and equipment	2,530	586	—
Other investing activities	613	—	17
Net cash used in investing activities	(70,942)	(98,903)	(94,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facility	(28,000)	(100)	12,600
Payments on capital lease obligations	(953)	(949)	(938)
Payment of debt financing costs	—	—	(2,052)
Dividends paid	(17,097)	(19,846)	(11,487)
Proceeds from exercise of stock options	—	—	632
Excess tax benefit realized from stock-based compensation	343	619	815
Restricted stock returned for payment of taxes	(2,212)	(2,656)	(2,762)
Purchases of treasury stock	(18,112)	(14,353)	(79,781)
Net cash used in financing activities	(66,031)	(37,285)	(82,973)
Effect of foreign exchange rate changes on cash	(641)	59	(204)
Change in cash and cash equivalents	1,050	963	(596)
Cash and cash equivalents at beginning of period	19,636	18,673	19,269
Cash and cash equivalents at end of period	$20,686	$19,636	$18,673
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,798	$9,419	$9,081
Income taxes paid, net	$31,614	$27,598	$6,592
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$5,542	$3,025	$3,580
Dividends payable	$931	$656	$4,319
Capital lease obligations	$740	$12,732	$932
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s® family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and 10 foreign countries and territories. As of December 29, 2013 we and our franchisees operated a total of 577 stores, of which 522 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 55 stores located in 14 states and nine foreign countries and territories, including Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
Merger Agreement: On January 15, 2014, the Company, Queso Holdings Inc. (“Parent”), a Delaware corporation, and Q Merger Sub Inc. (“Merger Sub”), a Kansas corporation and a wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub commenced a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for applicable withholding taxes. Following completion of the Tender Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the time the Merger becomes effective, all remaining outstanding shares of common stock of the Company not tendered in the Tender Offer (other than such shares owned by Parent, Merger Sub and the Company) will be cancelled and converted into the right to receive the Offer Price, and any such shares held by stockholders who have properly perfected their statutory rights of appraisal pursuant to the applicable provisions of Section 17-6712 of the Kansas General Corporation Code, will be cancelled and converted into the right to receive appraisal value for such shares. See further discussion of the Merger in Note 13. Subsequent Events.
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
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our 2013, 2012 and 2011 fiscal years each consisted of 52 weeks.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Accounting Estimate and Capitalization Thresholds: During 2011, we performed an assessment of the useful lives of all of our property and equipment. In evaluating the useful lives, we considered the historical life of the assets, operational strategy and related functionality. We concluded that certain games and leasehold improvements in our stores remained in service longer than the depreciable life assigned and certain pieces of equipment utilized in our stores remained in service for less than the depreciable life assigned. As a result, effective July 4, 2011, we revised our estimate of the useful lives of certain property and equipment as follows: (a) certain games from six years to either eight years or 10 years; (b) leasehold improvements related to expansions of our stores from 15 to 20 years or the remaining lease term if shorter; (c) leasehold improvements related to major remodels of our stores from 10 to 15 years or the remaining lease term if shorter; and (d) other equipment utilized in our stores had various useful lives reduced. Accounting guidance requires a change in estimate to be accounted for on a prospective basis by amortizing an asset’s current carrying value over its revised remaining useful life. This change provided an incremental benefit to pre-tax depreciation and amortization expense in our Consolidated Statements of Earnings in the second half of 2011 and the first half of 2012. Pre-tax depreciation and amortization expense incrementally benefited by approximately $3.0 million for both 2012 and 2011.
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
Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In 2013, 2012 and 2011, we capitalized internal costs of $3.5 million, $3.3 million and $3.6 million, respectively, related to our store development activities.
Goodwill: In 2010, we recorded goodwill of $3.5 million associated with four stores we acquired from our franchisees, representing the excess of the purchase price over the fair value of the specific assets acquired. As of December 29, 2013 and December 30, 2012, goodwill of $3.5 million was included in “Other noncurrent assets” on our Consolidated Balance Sheets. Goodwill is not amortized, but is tested for impairment at least once per year, or when events or changes in circumstances indicate that the carrying amount may be less than fair value, using a two-step fair value test. We perform this test at the lowest reporting unit, which is at the store level. The first step of the test compares the carrying amount of the goodwill to its estimated fair value, which is based on the undiscounted expected future cash flows of the store. If the estimated fair value of the store is less than its carrying amount, a second step is performed to quantify the amount of goodwill impairment that should be recorded. When testing goodwill for impairment, we make certain assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing a store’s property and equipment for impairment, as described above. We believe our assumptions in calculating the fair value are similar to those used by other marketplace participants. We perform our annual impairment analysis of goodwill at the beginning of the fourth quarter of each fiscal year. We did not record any losses in connection with our impairment tests in 2013, 2012 or 2011.
Self-Insurance Accruals: We are self-insured for certain losses related to workers' compensation, general liability, property and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all risk retained by the Company at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, with the assistance of an independent third-party actuary. To limit our exposure to losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers for certain losses related to workers’ compensation, property and employee health insurance programs. Our deductibles generally range from $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Comprehensive Income: We present the components of other comprehensive income (“OCI”) in a separate financial statement, referred to as our Consolidated Statements of Comprehensive Income. Comprehensive income consists of net income and certain other changes in stockholders’ equity, which are excluded from net income and referred to as OCI on our Consolidated Statements of Changes in Stockholders’ Equity. Our OCI consists of foreign currency translation adjustments, net of tax. In 2011, our OCI also consisted of changes in the fair value of our interest rate swap, net of tax, and hedging losses realized in earnings, net of tax. OCI is recorded directly to “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity.
Foreign Currency Translation: Our Consolidated Financial Statements are presented in United States ("U.S.") dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of “Accumulated other comprehensive income” on our Consolidated Statements of Changes in Stockholders’ Equity and in our Consolidated Statements of Comprehensive Income. The effect of foreign currency exchange rate changes on cash is reported in our Consolidated Statements of Cash Flows as a separate component of the change in cash and cash equivalents during the period.
Fair Value Disclosures: Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, U.S. GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

Level 1-	inputs are quoted prices available for identical assets or liabilities in active markets.

Level 2-
inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; or other inputs that are observable or can be corroborated by observable market data.

Level 3-	inputs are unobservable and reflect our own assumptions.
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
During 2013 and 2012, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
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
Sales taxes collected from guests are excluded from revenues. The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
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
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new stores, and once a store is opened, a franchisee is charged monthly royalties based on a percentage of franchised stores’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are accrued as unearned franchise revenue liability when received and recognized as revenue when the franchised stores associated with the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $4.3 million, $3.8 million and $3.7 million in 2013, 2012 and 2011, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
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
We and our franchisees are required to contribute a percentage of gross sales to advertising, media and entertainment funds maintained by the Association, which are utilized to administer all the national advertising programs that benefit both us and our franchisees. Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to advertising expenses in our Consolidated Financial Statements. Our contributions to the Association Funds are eliminated in consolidation. Contributions from our franchisees to the Association Funds for advertising, entertainment and media programs were $2.5 million, $2.0 million and $2.1 million in 2013, 2012 and 2011, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Accounts Receivable:
Accounts receivable consisted of the following:

	At Year End
	2013	2012
	(in thousands)
Trade receivables	$6,177	$7,320
Vendor rebates	6,736	7,186
Income taxes receivable	7,884	9,189
Other accounts receivable	4,084	2,716
	$24,881	$26,411
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 3. Inventories:
Inventories consisted of the following:

	At Year End
	2013	2012
	(in thousands)
Food and beverage	$4,530	$4,549
Entertainment and merchandise	14,720	14,408
	$19,250	$18,957
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment:
Property and equipment consisted of the following:

	At Year End
	2013	2012
	(in thousands)
Land	$43,423	$43,423
Buildings	110,817	112,205
Leasehold improvements	624,353	602,940
Game and ride equipment	284,454	284,666
Furniture, fixtures and other equipment	230,986	229,943
Property leased under capital leases (Note 7)	28,228	28,650
	1,322,261	1,301,827
Less accumulated depreciation and amortization	(641,559)	(608,125)
Net property and equipment in service	680,702	693,702
Construction in progress	10,752	10,254
	$691,454	$703,956
Property leased under capital leases consists primarily of buildings for our store locations. Accumulated amortization related to these assets was $10.4 million and $9.1 million as of December 29, 2013 and December 30, 2012, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization expense” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $79.0 million, $79.5 million and $81.6 million in 2013, 2012 and 2011, respectively, of which, $0.8 million, $0.7 million and $0.7 million in 2013, 2012 and 2011, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Asset Impairments
In 2013, we recognized asset impairment charges of $3.1 million primarily relating to seven stores, of which three stores were previously impaired. In 2012, we recognized asset impairment charges of $6.8 million relating to 18 stores, seven of which were previously impaired. In 2011, we recognized asset impairment charges of $2.7 million relating to six stores, none of which were previously impaired. We continue to operate all but three of these stores. These impairment charges were the result of a decline in the stores’ financial performance, primarily due to various economic factors in the markets in which the stores are located. As of December 29, 2013 and December 30, 2012, respectively, the aggregate carrying value of the property and equipment at impaired stores, after the impairment charges, was $2.7 million for stores impaired in 2013 and $7.2 million for stores impaired in 2012.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following average discount rates, average sales growth rates and average cash flow margin rates were used in determining the fair value of impaired stores on a non-recurring basis in 2013 and 2012:

	2013	2012
Average discount rate	8%	8%
Average sales growth rate	0.2%	0.5%
Average cash flow margin	11%	8%
We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Note 5. Accrued Expenses:
Accrued expenses consisted of the following:

	At Year End
	2013	2012
	(in thousands)
Current:
Salaries and wages	$12,399	$12,207
Insurance	6,976	8,057
Taxes, other than income taxes	9,393	9,289
Other accrued operating expenses	5,233	5,964
	$34,001	$35,517
Noncurrent:
Insurance	$13,194	$11,980
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Revolving Credit Facility:

	At Year End
	2013	2012
	(in thousands)
Revolving credit facility borrowings	$361,500	$389,500
The revolving credit facility is a senior unsecured credit commitment of $500.0 million that expires on October 28, 2016. The revolving credit facility also includes an accordion feature allowing us, subject to meeting certain conditions and lender approval, to request an increase to the revolving commitment of up to $200.0 million in borrowings at any time. Based on the type of borrowing, the revolving credit facility bears interest at the one month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 0.875% to 1.625%, determined based on our financial performance and debt levels, or alternatively, the highest of (a) the Prime Rate; (b) the Federal Funds rate plus 0.50%; or (c) one month LIBOR plus 1.0%; plus an applicable margin up to 0.625%, determined based on our financial performance and debt levels. During 2013, the Prime Rate was 3.25% and the one month LIBOR rate ranged from 0.16% to 0.24%. The revolving credit facility also requires us to pay a commitment fee on a quarterly basis, ranging from 0.15% to 0.30%, depending on our financial performance and debt levels, on any unused portion of the revolving credit facility. All borrowings under the revolving credit facility are unsecured, but we agreed not to pledge any of our existing assets to secure any other future indebtedness.
As of December 29, 2013, we had $10.9 million of letters of credit, issued but undrawn under the revolving credit facility. The weighted average effective interest rate incurred on our borrowings under our revolving credit facility was 1.7% for fiscal years ended December 29, 2013 and December 30, 2012.
The credit agreement for the revolving credit facility also contains certain restrictions and conditions that, among other things, require us to comply with specified financial covenant ratios, including, at the end of any fiscal quarter, a consolidated fixed charge coverage ratio of not less than 1.5 to 1.0 and a consolidated maximum leverage ratio of not greater than 3.0 to 1.0, as defined in the revolving credit facility. Additionally, the terms of the credit agreement for the revolving credit facility do not restrict dividend payments or stock repurchases by us as long as we do not exceed a consolidated leverage ratio (as defined in the revolving credit facility) of 2.75 to 1.0 on a pro forma basis, for the four fiscal quarters then most recently ended, immediately after giving effect to such payments or repurchases. As of December 29, 2013, we were in compliance with all of these restrictions and covenants.

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
The annual future lease commitments under capital lease obligations and noncancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of December 29, 2013, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2014	$2,634	$82,055
2015	2,578	82,111
2016	2,461	82,936
2017	2,488	81,839
2018	2,879	80,835
Thereafter	24,203	716,086
Future minimum lease payments	37,243	$1,125,862
Less amounts representing interest (interest rates range from 4.9% to 16.63%)	(15,864)
Present value of future minimum lease payments	21,379
Less current portion	(1,014)
Capital lease obligations, net of current portion	$20,365
Rent expense, including contingent rent based on a percentage of stores’ sales, when applicable, was comprised of the following:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Minimum rentals	$79,315	$76,151	$75,711
Contingent rentals	103	138	338
	$79,418	$76,289	$76,049
Rent expense of $1.0 million in 2013, 2012 and 2011 related to our corporate office and warehouse facilities and was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $5.2 million at December 29, 2013 and consisted of obligations associated with the modernization of various information technology platforms. These purchase obligations exclude agreements that are cancelable without significant penalty.

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
Litigation Related to the Proposed Merger: Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, five putative shareholder class actions were filed on behalf of purported stockholders of the Company against the Company, its directors, Apollo Global Management, LLC (“Apollo”), Parent, and Merger Sub in connection with the Merger Agreement and the transactions contemplated thereby. Four of the actions were filed in the District Court of Shawnee County, Kansas. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which is captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”). The fifth purported class action, which is captioned McCullough v Frank, et al. Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014 (the "McCullough Action") (together with the LMPERS, Coyne, Solak, and Dixon Actions, the “Shareholder Actions”).
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly make it less likely that the Board will be able to consider alternative acquisition proposals. The Coyne, Dixon, and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon, and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement or that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached their fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
Each of the Shareholder Actions allege that Apollo aided and abetted the Board’s breaches of fiduciary duties. The Solak and Dixon Actions allege that CEC also aided and abetted such breaches, and the Solak, LMPERS and McCullough Actions further allege that Parent and the Merger Sub aided and abetted such actions. The LMPERS and McCullough Actions further allege that Apollo Management VII, L.P. and AP VIII Queso Holdings, L.P. aided and abetted such actions.
The Shareholder Actions seek, among other things, an injunction to prevent consummation of the Tender Offer and subsequent Merger, rescission of these transactions (to the extent already implemented), damages, attorneys’ and experts’ fees and costs, and other relief that the court may deem just and proper.
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the “Coyne Amended Complaint”); furthermore, on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the “Solak Amended Complaint”) (together, the “Amended Complaints”). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board approved the Statement which omitted certain material information in violation of their fiduciary duties. The Amended Complaints further request an order directing the Board to disclose such allegedly omitted material information and, if necessary, extend the closing of the Tender Offer to permit such information to be disseminated to the Company’s stockholders. Additionally, the Solak Amended Complaint adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 28, 2014, the plaintiffs in the Coyne and Dixon Actions jointly filed a motion in each action for a temporary restraining order, expedited discovery, and the scheduling of a hearing for the plaintiffs’ anticipated motion for temporary injunction seeking expedited discovery and a hearing date in anticipation of a motion for a temporary injunction.  CEC and the individual defendants filed responses to those motions on January 31, 2014.
On February 6, 2014, the plaintiff in the LMPERS Action filed a motion to join the January 28 motion, and the plaintiff in the Solak Action filed a motion for expedited proceedings in anticipation of a motion for a temporary injunction.
On February 7, 2014 and February 11, 2014, the plaintiffs in the four actions pending in Kansas withdrew their respective motions and determined to pursue a consolidated action for damages after the Tender Offer closes.
The Company believes these lawsuits are without merit and intends to defend them vigorously; however, we are presently unable to predict the ultimate outcome of this litigation. See further discussion of the Merger in Note 13. Subsequent Events.
Note 8. Income Taxes:
The components of income tax expense are as follows:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Current tax expense (benefit):
Federal	$26,950	$23,903	$9,502
State	4,191	2,936	4,409
Foreign	78	77	(61)
	31,219	26,916	13,850
Deferred tax expense (benefit):
Federal	(2,099)	(619)	20,305
State	(732)	(36)	(353)
Foreign	(194)	(181)	340
	(3,025)	(836)	20,292
Income tax expense	$28,194	$26,080	$34,142
A reconciliation of the federal statutory income tax rate to our effective tax rates is as follows:

	Fiscal Year
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.4	4.0
Federal income tax credits, net	(1.2)	(0.5)	(1.5)
Other	0.3	(0.5)	0.8
Effective tax rate	37.1%	37.4%	38.3%

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities consisted of the following:

	At Year End
	2013	2012
	(in thousands)
Deferred tax assets:
Accrued vacation	$2,180	$2,010
Unearned revenue	3,645	4,204
Deferred rent	23,209	22,232
Stock-based compensation	2,781	2,380
Accrued insurance and employee benefit plans	7,915	7,790
Unrecognized tax benefits (1)	1,373	1,817
Other	2,880	2,161
Gross deferred tax assets	43,983	42,594
Deferred tax liabilities:
Depreciation and amortization	(96,394)	(100,147)
Prepaid assets	(1,636)	(1,575)
Other	(1,693)	(919)
Gross deferred tax liabilities	(99,723)	(102,641)
Net deferred tax liability	$(55,740)	$(60,047)
Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$2,091	$2,884
Noncurrent deferred tax liability	(57,831)	(62,931)
Net deferred tax liability	$(55,740)	$(60,047)
_______________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.
We file numerous income tax returns in U.S. federal, state, local and foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. In general, the U.S. federal statute of limitations has expired for our federal tax returns filed for tax years ended before 2010 (with the exception of adjustments included in amended returns filed in 2011, 2012 and 2013 for tax years 2006 through 2009). In addition, certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, both state and Canadian tax returns with open statutes of limitations include tax years 2009 through 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$2,923	$4,497	$4,363
Additions for tax positions taken in the current year	223	511	487
Increases for tax positions taken in prior years	463	1,076	2,117
Decreases for tax positions taken in prior years	(422)	(1,063)	(1,440)
Settlement with tax authorities	(283)	(1,699)	(876)
Expiration of statute of limitations	(306)	(399)	(154)
Balance at end of period	$2,598	$2,923	$4,497

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 29, 2013, the balance of unrecognized tax benefits was $2.6 million, excluding interest and penalties. If this balance were recognized, our tax provision for income taxes would decrease by $1.8 million. Additionally, within the next 12 months we could settle or otherwise conclude certain ongoing tax audits and/or have certain statutes of limitations expire, and as such, it is reasonably possible that the liability for unrecognized tax positions could decrease within the next 12 months by as much as $1.6 million.
We recorded a net reversal of interest and penalties related to unrecognized tax benefits of $0.3 million in 2013 and expense for interest and penalties related to unrecognized tax benefits of $0.2 million and $1.0 million in 2012 and 2011, respectively. The total accrued interest and penalties related to unrecognized tax benefits was $1.9 million and $2.6 million in 2013 and 2012, respectively.
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
The following table sets forth the computation of basic and diluted EPS:

	Fiscal Year
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$47,824	$43,590	$54,962
Denominator:
Basic weighted average common shares outstanding	17,088	17,545	19,072
Potential common shares for restricted stock and stock options	138	73	49
Diluted weighted average common shares outstanding	17,226	17,618	19,121
Earnings Per Share:
Basic	$2.80	$2.48	$2.88
Diluted	$2.78	$2.47	$2.88
Stock options to purchase 37,500 shares of our common stock were not included in the diluted EPS computations in 2011 because the exercise prices of these options were greater than the average market price of our common shares and, therefore, their effect would be antidilutive. All of the outstanding stock options expired in March 2012.
Note 10. Stockholders’ Equity:
We have one class of common capital stock, our common stock, as disclosed on our Consolidated Balance Sheets. Holders of our common stock are entitled to one vote per share held on all matters submitted to a vote of the stockholders.
Our articles of incorporation authorize our Board of Directors (“Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100.00. Shares of Preferred B Stock may be issued in one or more series and are entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights and certain other rights and preferences as determined by the Board. As of December 29, 2013 and December 30, 2012, there were no shares of Preferred B Stock issued or outstanding.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Repurchase Program
On April 30, 2013, our Board authorized a $100 million increase to our existing Board approved stock repurchase program. During 2013, 2012 and 2011, we repurchased, under our repurchase program, 526,246 shares, 406,507 shares and 2,279,603 shares, respectively, of our common stock at an aggregate purchase price of $18.1 million, $14.4 million and $79.8 million, respectively. As of December 29, 2013, $128.9 million remained available for us to repurchase shares of our common stock in the future, under our approved stock repurchase program.
In accordance with the Merger Agreement, our ability to repurchase shares of our common stock is restricted. If the Merger is not completed, we will continue to base future stock repurchase decisions on a number of factors, including our working capital needs, our debt repayment obligations, the market price of our common stock and economic and market conditions. Our stock repurchase program does not have an expiration date, and repurchases may be effected from time to time through open market purchases, accelerated share repurchases or in privately negotiated transactions. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time. See further discussion of the Merger in Note 13. Subsequent Events.
Cash Dividends
On October 29, 2013, our Board approved a 13% increase in the Company’s quarterly cash dividend. We declared dividends to common stockholders during 2013 and 2012 of $17.4 million and $16.2 million, respectively. In accordance with the Merger Agreement, our ability to declare dividends is restricted. If the Merger is not completed, we will continue to base future dividend decisions on a number of factors, including our consolidated operating results, financial condition and debt covenants that affect our ability to pay dividends. See further discussion of the Merger in Note 13. Subsequent Events.
Note 11. Stock-Based Compensation Plans:
Our stock-based compensation plans permit us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards are subject to performance-based criteria. The fair value of all stock-based awards on the date of grant, less estimated forfeitures, if any, is recognized as stock-based compensation expense in our Consolidated Financial Statements over the period that services are required to be provided in exchange for the award. In accordance with the Merger Agreement, our ability to grant restricted stock awards to our employees and non-employee directors is restricted. If the Merger is not completed, we will continue to grant restricted stock awards based on our stock-based compensation plans. See further discussion of the Merger in Note 13. Subsequent Events.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in our Consolidated Financial Statements:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Total stock-based compensation cost	$8,660	$7,595	$7,376
Portion capitalized as property and equipment (1)	(179)	(127)	(191)
Stock-based compensation expense recognized	$8,481	$7,468	$7,185
Tax benefit recognized from stock-based compensation awards	$3,377	$2,947	$2,731
_______________________

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

As of December 29, 2013, unrecognized pre-tax stock-based compensation cost of $11.7 million related to restricted stock awards granted will be recognized over a weighted average remaining vesting period of 1.6 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Plans
We maintain a restricted stock plan for our employees under which 2,300,000 shares are authorized to be granted before December 31, 2014. Shares awarded under the employee restricted stock plan generally provide for a vesting period of at least one year and no more than five years. The full award generally may not vest in less than three years, nor vest on terms that are more favorable than pro-rata vesting over a period of three years. Although the terms and conditions of the individual agreements governing the awards may vary, each agreement is subject to the terms, conditions and limitations of the employee restricted stock plan. The employee restricted stock plan also provides for the granting of restricted stock units; however, as of December 29, 2013 none have been issued.
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
As of December 29, 2013, a total of 1,006,749 shares remained available for future grant under our current restricted stock plans, including 942,811 for employees and 63,938 for non-employee directors. Shares of unvested stock issued under a restricted stock award are nontransferable and subject to the forfeiture restrictions. Unvested shares that are forfeited or cancelled may be re-granted under the plans.
Certain unvested shares of restricted stock awards contain nonforfeitable dividend rights, and therefore, cash dividends are accrued but not paid until the restricted stock vests. The following table summarizes 2013 restricted stock activity for all plans:

	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, December 30, 2012	547,077	$35.94
Granted	292,050	$30.99
Vested	(223,283)	$33.69
Forfeited	(51,431)	$34.56
Unvested restricted stock awards, December 29, 2013	564,413	$34.39
During 2013, employees and non-employee directors tendered 71,930 shares of their common stock to satisfy tax withholding requirements on the vesting of their restricted stock at an average price per share of $30.76.
In 2012 and 2011, we granted 240,187 and 233,562 shares of restricted stock at a weighted average grant date fair value of $37.79 and $37.95 per share, respectively. The total fair value of shares that vested during 2013, 2012 and 2011 was $7.5 million, $7.2 million and $7.6 million, respectively.
Pursuant to the Merger Agreement, the Company agreed that shares of restricted stock subject to vesting requirements will automatically vest in connection with the Merger and, at the effective time of the Merger, each such share of restricted stock shall be cancelled and converted into the right to receive an amount equal to the Offer Price plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws. See further discussion of the Merger in Note 13. Subsequent Events.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2013 and 2012:

	Quarters in Fiscal Year 2013
	March 31, 2013	June 30, 2013	Sept. 29, 2013	Dec. 29, 2013
	(in thousands, except per share data)
Food and beverage sales	$115,801	$86,517	$87,170	$79,096
Entertainment and merchandise sales	138,402	103,926	107,629	98,198
Company store sales	254,203	190,443	194,799	177,294
Franchise fees and royalties	1,100	1,501	1,107	1,274
Total revenues	$255,303	$191,944	$195,906	$178,568
Operating income (1)	$56,221	$13,465	$13,225	$560
Income (loss) before income taxes (1)	$54,029	$11,426	$11,947	$(1,384)
Net income (loss) (1)	$33,257	$7,239	$7,439	$(111)
Earnings (loss) per share:
Basic	$1.92	$0.42	$0.44	$(0.01)
Diluted	$1.90	$0.42	$0.43	$(0.01)

	Quarters in Fiscal Year 2012
	April 1, 2012	July 1, 2012	Sept. 30, 2012	Dec. 30, 2012
	(in thousands, except per share data)
Food and beverage sales	$115,902	$84,882	$90,406	$81,758
Entertainment and merchandise sales	129,524	96,274	105,223	94,968
Company store sales	245,426	181,156	195,629	176,726
Franchise fees and royalties	1,332	1,259	921	1,031
Total revenues	$246,758	$182,415	$196,550	$177,757
Operating income (2)	$54,777	$8,543	$14,467	$1,284
Income (loss) before income taxes (2)	$52,806	$6,460	$12,436	$(2,032)
Net income (loss) (2)	$32,304	$4,079	$7,794	$(587)
Earnings (loss) per share:
Basic	$1.82	$0.23	$0.45	$(0.03)
Diluted	$1.81	$0.23	$0.45	$(0.03)
 _______________________

(1)	The results for the second, third and fourth quarters of 2013 include asset impairments of $0.2 million, $0.5 million and $2.3 million, respectively.

(2)	The results for the first, second, third and fourth quarters of 2012 include asset impairments of $0.3 million, $2.4 million, $0.8 million and $3.2 million, respectively.
Quarterly operating results are not necessarily representative of operations for a full year. EPS amounts in each quarter are computed using the weighted average number of shares outstanding during the quarter and may not sum to EPS for the full year, which is computed using the weighted average number of shares outstanding during the full year.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Subsequent Events:
Merger Agreement: On January 15, 2014, the Company, Queso Holdings Inc. (“Parent”), a Delaware corporation, and Q Merger Sub Inc. (“Merger Sub”), a Kansas corporation and a wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub commenced a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for applicable withholding taxes. Following completion of the Tender Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the time the Merger becomes effective, all remaining outstanding shares of common stock of the Company not tendered in the Tender Offer (other than such shares owned by Parent, Merger Sub and the Company) will be cancelled and converted into the right to receive the Offer Price, and any such shares held by stockholders who have properly perfected their statutory rights of appraisal pursuant to the applicable provisions of Section 17-6712 of the Kansas General Corporation Code, will be cancelled and converted into the right to receive appraisal value for such shares.
Under certain circumstances, including in the event that the conditions to the Tender Offer are not satisfied or waived on any expiration date of the offer on or after March 1, 2014, Merger Sub will have the option to terminate the Tender Offer, in which event the parties have agreed to complete the Merger without the prior completion of the Tender Offer.
Merger Sub commenced the Tender Offer, on January 16, 2014. The Tender Offer will initially expire at 9:30 A.M. (New York time) on February 14, 2014, and may be extended under certain circumstances as described in the Merger Agreement. Each share of common stock accepted by Merger Sub in accordance with the terms of the Tender Offer will be exchanged for the right to receive the Offer Price. Subject to the satisfaction or waiver of the conditions to the Tender Offer, Merger Sub will accept for payment all common shares validly tendered and not validly withdrawn as soon as practicable following the expiration of the Tender Offer (the “Acceptance Time”).
Rights Agreement: On January 15, 2014, the Board of the Company authorized and declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, and the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series B Junior Participating Preferred Stock, par value $100.00 per share (the “Preferred Shares”), of the Company at a price of $54.00 per one ten-thousandth of a Preferred Share, subject to adjustment. The Rights become exercisable in the event any person or group, excluding Parent or Merger Sub, acquires 10% or more of the common shares without the approval of the Board. The Rights Agent currently serves as the Company’s transfer agent with respect to its shares of common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights issued under the Rights Agreement. The Rights Agreement has a final expiration date of January 14, 2015.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2013 based on the criteria established in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 29, 2013 our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 29, 2013, which is included in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 29, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our Information Statement to be filed pursuant to Regulation 14F in connection with the possible appointment of persons to the Board of Directors of the Company, under the captions “Board of Directors”, “Meetings and Committees of the Board of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Disclosure.”
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
ITEM 11. Executive Compensation.
The information required by this Item regarding our directors and executive officers is incorporated by reference from and will be included in our Information Statement to be filed pursuant to Regulation 14F in connection with the possible appointment of persons to the Board of Directors of the Company, under the captions “Meetings and Committees of the Boards of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Director Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from and will be included in our Information Statement to be filed pursuant to Regulation 14F in connection with the possible appointment of persons to the Board of Directors of the Company, under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. Certain Relationships and Related Transactions, and Directors Independence.
The information required by this Item is incorporated by reference from and will be included in our Information Statement to be filed pursuant to Regulation 14F in connection with the possible appointment of persons to the Board of Directors of the Company, under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 29, 2013 and December 30, 2012. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2013 and 2012 fiscal years:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$595,000	$545,376
Audit-related Fees (2)	170,000	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$765,000	$545,376
_______________________

(1)
“Audit fees” are fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) included in the Company’s Form 10-K, the review of the Company’s quarterly consolidated financial statements included in the Company’s Forms 10-Q, and includes fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as consents, comfort letters, statutory audits, attest services and review of documents filed with the Securities and Exchange Commission.

(2)
“Audit-related fees” are fees billed by Deloitte & Touche LLP for assurance services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements or other attestation services or consultations that are not reported under audit fees.

(3)	“Tax fees” are fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax planning and tax advice.

(4)	“All other fees” are fees billed by Deloitte & Touche LLP for any professional services not included in the first three categories.
All audit services, audit related services, and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Dated: February 12, 2014	CEC Entertainment, Inc.

/s/ Michael H. Magusiak
Michael H. Magusiak
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Magusiak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2014
Michael H. Magusiak

/s/ Tiffany B. Kice	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2014
Tiffany B. Kice

/s/ Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	February 12, 2014
Laurie E. Priest

*	Executive Chairman of the Board of Directors	February 12, 2014
Richard M. Frank

*	Director	February 12, 2014
Tommy R. Franks

*	Director	February 12, 2014
Tim T. Morris

*	Director	February 12, 2014
Louis P. Neeb

*	Director	February 12, 2014
Cynthia Pharr Lee

*	Director	February 12, 2014
Bruce M. Swenson

*	Director	February 12, 2014
Walter Tyree

*	Director	February 12, 2014
Raymond E. Wooldridge

*By:
/s/ Jay A. Young
Jay A. Young	Attorney-in-fact	February 12, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger among Queso Holdings Inc., Q Merger Sub Inc. and CEC Entertainment, Inc (the "Company") dated January 15, 2014 (incorporated by reference in Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on January 16, 2014)

3.1
Second Restated Articles of Incorporation of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010)

3.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

3.3
Amendment to the Bylaws of the Company dated January 15, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on January 16, 2014)

3.4
Certification of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Kansas on January 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No 001-13687) as filed with the Commission on January 16, 2014)

4.1
Second Restated Articles of Incorporation of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.2
Amended and Restated Bylaws of the Company dated May 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

4.3
Specimen form of Certificate representing $0.10 par value Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q (File No. 001-13687) as filed with the Commission on October 29, 2009)

4.4
Rights Agreement, dated January 16, 2014, between the Company and Computershare as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on January 16, 2014)

4.5
Letter Agreement, dated as of January 17, 2014, between the Company and Computershare, as rights agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration of Securities on Form 8-A (File No. 001-13687) as filed with the Commission on January 23, 2014)

10.1
Third Amended and Restated Credit Agreement dated October 28, 2011, by and among CEC Entertainment Concepts, L.P., as the Borrower, CEC Entertainment, Inc., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on November 2, 2011)

10.2 §
Richard M. Frank 2010 Employment Agreement dated February 23, 2010 by and between Richard M. Frank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.3 §
Michael H. Magusiak 2010 Employment Agreement dated February 23, 2010 by and between Michael H. Magusiak and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on March 1, 2010)

10.4 §
CEC Entertainment, Inc. Third Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on May 6, 2010)

10.5 §
Form of Restricted Stock Agreement under the Company’s Third Amended and Restated 2004 Restricted Stock Plan (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on February 24, 2011)

Exhibit Number	Description
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
_______________________

*	Filed herewith.

**	Furnished herewith.

§	Management contract or compensatory plan, contract or arrangement.