Form 10-Q
period 2014-09-28
CEC ENTERTAINMENT INC
filed 2014-11-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2014, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at September 28, 2014 (Successor) and December 29, 2013 (Predecessor)	3

Consolidated Statements of Earnings for the three months ended September 28, 2014 and September 29, 2013 and the 226 day period ended September 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor), and the nine month period ended September 29, 2013 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 28, 2014 and September 29, 2013 and the 226 day period ended September 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor), and the nine month period ended September 29, 2013 (Predecessor)	6

Consolidated Statements of Cash Flows for the 226 day period ended September 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor) and the nine months ended September 29, 2013 (Predecessor)	7

Notes to Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	63

ITEM 4. Controls and Procedures	64

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	64

ITEM 1A. Risk Factors	66

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

ITEM 6. Exhibits	68

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	Successor	Predecessor
	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$240,985	$20,686
Accounts receivable	13,425	24,881
Inventories	18,228	19,250
Prepaid expenses	19,182	20,111
Deferred tax asset	2,643	2,091
Total current assets	294,463	87,019
Property and equipment, net	682,718	691,454
Goodwill	430,697	3,458
Intangible assets, net	426,304	—
Deferred financing costs, net	25,088	1,268
Other noncurrent assets	8,723	8,412
Total assets	$1,867,993	$791,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—
Capital lease obligations, current portion	397	1,014
Accounts payable	35,316	35,770
Accrued expenses	44,716	34,001
Unearned revenues	6,969	14,504
Accrued interest	11,703	977
Other current liabilities	2,904	440
Total current liabilities	109,605	86,706
Capital lease obligations, less current portion	15,585	20,365
Bank indebtedness and other long-term debt, less current portion	1,002,037	361,500
Deferred tax liability	213,219	57,831
Accrued insurance	12,045	13,194
Other noncurrent liabilities	200,348	91,247
Total liabilities	1,552,839	630,843
Stockholders’ equity:
Predecessor: Common stock, $0.10 par value; authorized 100,000,000 shares; 61,865,495 shares issued as of December 29, 2013	—	6,187
Successor: Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of September 28, 2014	—	—
Capital in excess of par value	355,240	453,702
Retained earnings (deficit)	(39,935)	853,464
Accumulated other comprehensive income (loss)	(151)	4,764
Less Predecessor treasury stock, at cost; 44,341,225 shares as of December 29, 2013	—	(1,157,349)
Total stockholders’ equity	315,154	160,768
Total liabilities and stockholders’ equity	$1,867,993	$791,611

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 28, 2014	September 29, 2013
REVENUES:
Food and beverage sales	$82,271	$87,170
Entertainment and merchandise sales	115,885	107,629
Total Company store sales	198,156	194,799
Franchise fees and royalties	1,533	1,107
Total revenues	199,689	195,906
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	21,167	20,850
Cost of entertainment and merchandise (exclusive of items shown separately below)	6,669	6,976
Total cost of food, beverage, entertainment and merchandise	27,836	27,826
Labor expenses	57,086	56,469
Depreciation and amortization	31,622	19,603
Rent expense	22,587	19,672
Other store operating expenses	35,123	34,401
Total Company store operating costs	174,254	157,971
Other costs and expenses:
Advertising expense	10,114	10,644
General and administrative expenses	13,820	13,529
Transaction and severance costs	5,742	—
Asset impairments	—	537
Total operating costs and expenses	203,930	182,681
Operating income (loss)	(4,241)	13,225
Interest expense	15,974	1,278
Income (loss) before income taxes	(20,215)	11,947
Income tax expense (benefit)	(6,936)	4,508
Net income (loss)	$(13,279)	$7,439
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
REVENUES:
Food and beverage sales	$224,197	$50,897	$289,488
Entertainment and merchandise sales	300,149	62,659	349,957
Total Company store sales	524,346	113,556	639,445
Franchise fees and royalties	3,493	687	3,708
Total revenues	527,839	114,243	643,153
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	57,250	12,285	69,815
Cost of entertainment and merchandise (exclusive of items shown separately below)	17,426	3,729	23,256
Total cost of food, beverage, entertainment and merchandise	74,676	16,014	93,071
Labor expenses	143,781	31,998	174,409
Depreciation and amortization	84,141	9,733	58,666
Rent expense	53,012	12,365	58,648
Other store operating expenses	84,101	15,760	98,775
Total Company store operating costs	439,711	85,870	483,569
Other costs and expenses:
Advertising expense	24,802	5,903	32,960
General and administrative expenses	32,576	7,963	42,950
Transaction and severance costs	43,263	11,634	—
Asset impairments	—	—	763
Total operating costs and expenses	540,352	111,370	560,242
Operating income (loss)	(12,513)	2,873	82,911
Interest expense	43,256	1,151	5,509
Income (loss) before income taxes	(55,769)	1,722	77,402
Income tax expense (benefit)	(15,834)	1,018	29,467
Net income (loss)	$(39,935)	$704	$47,935
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Successor	Predecessor
	Three Months Ended
	September 28, 2014	September 29, 2013
Net income (loss)	$(13,279)	$7,439
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(652)	225
Total components of other comprehensive income (loss), net of tax	(652)	225
Comprehensive income (loss)	$(13,931)	$7,664

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
Net income (loss)	$(39,935)	$704	$47,935
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(151)	(541)	(596)
Total components of other comprehensive income (loss), net of tax	(151)	(541)	(596)
Comprehensive income (loss)	$(40,086)	$163	$47,339

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,935)	$704	$47,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,383	9,883	59,269
Deferred income taxes	(56,431)	(1,785)	(477)
Stock-based compensation expense	191	12,225	6,469
Amortization of lease-related liabilities	287	(356)	(1,729)
Amortization of original issue discount and deferred financing costs	2,824	58	337
Loss on asset disposals, net	5,223	294	704
Asset impairments	—	—	763
Other adjustments	378	144	75
Changes in operating assets and liabilities:
Accounts receivable	482	1,503	4,246
Inventories	3,304	(2,472)	(1,665)
Prepaid expenses	(1,480)	2,656	55
Accounts payable	650	(270)	(2,928)
Accrued expenses	4,239	(2,403)	5,325
Unearned revenues	605	349	(1,029)
Accrued interest	10,597	152	(637)
Income taxes payable	12,778	2,898	4,105
Lease-related liabilities	8,367	(1,266)	2,937
Net cash provided by operating activities	37,462	22,314	123,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	(946,898)	—	—
Purchases of property and equipment	(40,395)	(9,710)	(54,446)
Proceeds from sale of property and equipment	350	51	2,260
Other investing activities	—	—	678
Net cash used in investing activities	(986,943)	(9,659)	(51,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	756,200	—	—
Proceeds from senior notes	255,000	—	—
Repayment of Predecessor Facility	(348,000)	—	—
Repayments on senior term loan	(1,900)	—	—
Net repayments on revolving credit facility	—	(13,500)	(41,000)
Proceeds from sale leaseback transaction	183,685	—	—
Payment of debt financing costs	(27,575)	—	—
Payments on capital lease obligations	(204)	(164)	(697)
Dividends paid	(890)	(38)	(8,445)
Excess tax benefit realized from stock-based compensation	5,043	—	249
Restricted stock returned for payment of taxes	—	(142)	(2,191)
Purchases of treasury stock	—	—	(18,112)
Equity contribution	350,000	—	—
Net cash provided by (used in) financing activities	1,171,359	(13,844)	(70,196)
Effect of foreign exchange rate changes on cash	(77)	(313)	(303)
Change in cash and cash equivalents	221,801	(1,502)	1,748
Cash and cash equivalents at beginning of period	19,184	20,686	19,636
Cash and cash equivalents at end of period	$240,985	$19,184	$21,384

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$29,914	$938	$5,713
Income taxes paid (refunded), net	$22,777	$(79)	$25,616
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,724	$3,605	$3,904
Dividends payable	$—	$890	$4,904
Capital lease obligations	$657	$—	$740
 __________________

(1)	Includes $4.9 million of debt issuance costs and interest expense related to the bridge loan. See Note 5 "Indebtedness and Interest Expense" for further discussion of the bridge loan.
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies:
Description of Business
The use of the terms "CEC Entertainment," the "Company," "we," "us" and "our" throughout these unaudited notes to the interim Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.
We currently operate and franchise family dining and entertainment centers under the name "Chuck E. Cheese's" in 47 states and 11 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable segment for financial reporting purposes.
Merger and Related Transactions
On January 15, 2014, CEC Entertainment, Inc. entered into an agreement and plan of merger (the "Merger Agreement") with Queso Holdings Inc., a Delaware corporation ("Parent"), and Q Merger Sub Inc., a Kansas corporation ("Merger Sub"). Parent and Merger Sub were controlled by Apollo Global Management, LLC ("Apollo") and its subsidiaries. Pursuant to the Merger Agreement, on January 16, 2014, Merger Sub commenced a tender offer to purchase all of the issued and outstanding shares of our common stock (the "Tender Offer"). Following the successful completion of the Tender Offer, on February 14, 2014, Merger Sub merged with and into CEC Entertainment, Inc., with CEC Entertainment, Inc. surviving the merger (the "Merger") and becoming a wholly owned subsidiary of Parent. We refer to the Merger and the Tender Offer together as the "Acquisition." As a result of the Merger, the shares of CEC Entertainment common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014.
The Merger was accounted for as a business combination using the acquisition method of accounting and Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. The determination of these fair values is based on a valuation prepared by a third party and is based on actual tangible and identifiable intangible assets and liabilities that existed as of the effective time of the Merger. See further discussion of the acquisition in Note 2 "Acquisition of CEC Entertainment, Inc.".
Basis of Presentation
Parent’s cost of acquiring CEC Entertainment has been pushed down to establish a new accounting basis for the Company. Accordingly, the accompanying interim Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. For the purpose of presentation and disclosure, all references to the "Predecessor" relate to CEC Entertainment and its subsidiaries for periods prior to the Merger. All references to the "Successor" relate to the CEC Entertainment and its subsidiaries after giving effect to the Merger for periods subsequent to the Merger. References to "CEC Entertainment," the "Company," "we," "us" and "our" relate to the Predecessor for periods prior to the Merger and to the Successor for periods subsequent to the Merger.
Our Consolidated Financial Statements include variable interest entities ("VIE") of which we are the primary beneficiary. Judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE's economic performance. The Company eliminates the intercompany portion of transactions with VIE's from our financial results.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2014, the Company assigned a portion of its rights in the purchase and sale agreement executed by us in relation to the sale leaseback transaction, as further discussed in Note 8 "Sale Leaseback Transaction". The assignment resulted in $12.1 million of the proceeds from the sale leaseback transaction being received by a newly formed trust.  The Company is the sole beneficiary of the trust, and the funds are being used by a special purpose entity, a VIE, created by a Qualified Intermediary to facilitate a like-kind exchange pursuant to Internal Revenue Code Section 1031. The funds held by the trust are used by the VIE to construct capital improvements on properties leased by the Company.  The Company will acquire the VIE, along with its capital improvements, in the first quarter of 2015.  At that time, to the extent there are any remaining funds held by the trust and not fully exhausted from construction, those remaining funds will be released to the Company.   We included this VIE in our Consolidated Financial Statements, as we concluded that we are the sole beneficiary of its variable interests and will benefit from the capital improvements which will be acquired by the Company in the first quarter of 2015. The assets, liabilities and operating results of the VIE are not material to our Consolidated Financial Statements.
The Company also has a controlling financial interest in International Association of CEC Entertainment, Inc. (the "Association"), a VIE. The Association primarily administers the collection and disbursement of funds (the "Association Funds") used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the stores that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.6 million and $0.6 million for the three months ended September 28, 2014 and September 29, 2013, respectively, $1.5 million for the 226 day period ended September 28, 2014, $0.4 million for the 47 day period ended February 14, 2014 and $2.0 million for the nine months ended September 29, 2013.
The preparation of these unaudited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Interim Financial Statements
The accompanying Consolidated Financial Statements as of September 28, 2014 and for the three months ended September 28, 2014, the 226 day period ended September 28, 2014, the 47 day period ended February 14, 2014, and the three and nine months ended September 29, 2013 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 12, 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business ("goodwill"), trademarks and trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets either qualitatively or quantitatively annually at the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.
Recoverability of the carrying value of goodwill is measured at the reporting unit level. In performing a quantitative analysis, we measure the recoverability of goodwill using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, we will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount.
In performing a quantitative analysis, recoverability is measured by a comparison of the carrying amount of the indefinite-lived intangible asset over its fair value. Any excess of the carrying amount of the indefinite-lived intangible asset over its fair value is recognized as an impairment loss.
We test indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated weighted average useful lives are 15 years for franchise agreements and 10 years for favorable lease agreements. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 3 "Property and Equipment" for our impairment of long-lived assets disclosures and Note 6 "Fair Value of Financial Instruments" for our fair value disclosures.
Recently Issued Accounting Guidance
Accounting Guidance Adopted: In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This amendment revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, as well as disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, with early adoption permitted. We have elected to early adopt this amendment effective December 30, 2013, which did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment replaces current U.S. GAAP revenue recognition guidance and established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenues. The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This amendment requires management to assess the entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and requires such assessment to be completed on a quarterly and annual basis. The update also requires certain disclosures when substantial doubt is not alleviated. The amendment is effective for annual reporting periods ending after December 15, 2016 and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisition of CEC Entertainment, Inc.:
On January 15, 2014, we entered into the Merger Agreement with Parent and Merger Sub, a wholly owned subsidiary of Parent, pursuant to which, among other things, Merger Sub commenced the Tender Offer to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the "Offer Price"). Approximately 68% of the outstanding shares were tendered in the Tender Offer, and Merger Sub accepted all such tendered shares for payment. Following the expiration of the Tender Offer on February 14, 2014, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of common stock necessary for Merger Sub to own one share more than 90% of the outstanding shares of common stock (the "Top-Up Shares") at the Offer Price. Following Merger Sub's purchase of the Top-Up Shares, Parent completed its acquisition of the Company through the Merger. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior thereto, other than common stock owned or held (a) in treasury by the Company or any wholly-owned subsidiary of the Company; (b) by Parent or any of its subsidiaries; or (c) by stockholders who validly exercised their appraisal rights, was cancelled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax.
The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $362 million and $65 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo; (b) $248.5 million of borrowings under a bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of our senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the bridge loan facility, senior notes, term loan facility and revolving credit facility in Note 5 "Indebtedness and Interest Expense".
The Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values on the Merger date. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The purchase price allocation could change in subsequent periods, up to one year from the Merger date. Any subsequent changes to the purchase price allocation that result in material changes to our Consolidated Financial Statements will be adjusted retroactively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the fair values assigned to the net assets acquired as of the February 14, 2014 acquisition date (in thousands):

Cash consideration paid to shareholders	$946,898

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	19,184
Accounts receivable	22,185
Inventories	21,696
Other current assets	16,463
Property, plant and equipment	718,066
Property under capital lease	15,530
Favorable lease interests	14,000
Chuck E. Cheese's tradename	400,000
Franchise agreements	14,000
Other non-current assets	9,872
Indebtedness	(348,000)
Capital Leases	(15,530)
Unfavorable lease interests	(10,160)
Deferred taxes	(267,181)
Other current and non-current liabilities	(93,520)
Net assets acquired	516,605
Excess purchase price allocated to goodwill(1)	$430,293
__________________
(1)     The Company acquired a franchisee in the second quarter of 2014. Goodwill as presented in this footnote excludes approximately $0.4 million of goodwill resulting from the acquisition of the franchisee. See Note 4 "Goodwill and Intangible Assets, Net" for a table representing the changes in the carrying value of goodwill.
At the time of the Merger, the Company believed its market position and future growth potential for both Company-operated and franchised restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of September 28, 2014, $2.9 million of our goodwill, including goodwill resulting from the franchisee acquired in the second quarter, will be deductible for federal income tax purposes.
We recorded $33.6 million and $0.5 million in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Merger, which have been recorded in "Transaction and severance costs" in our unaudited Consolidated Statements of Earnings for the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Merger had occurred on December 31, 2012, the first day in fiscal year 2013, for the nine months ended September 28, 2014 and for the nine months ended September 29, 2013, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the term loan facility, revolving credit facility and senior notes (see Note 5 "Indebtedness and Interest Expense"), and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude one-time, non-recurring costs related to the Merger, including transaction costs, accelerated share-based compensation expense, executive termination benefits related to the departure of our Executive Chairman and our President and Chief Executive Officer and financing costs related to the bridge loan facility (see Note 5 "Indebtedness and Interest Expense"). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Total revenues	$199,689	$195,906	$642,082	$643,153
Net loss	$(11,003)	$(11,349)	$(3,268)	$(5,223)
3. Property and Equipment:

	Successor	Predecessor
	September 28, 2014	December 29, 2013
	(in thousands)
Land	$50,100	$43,423
Buildings	49,345	110,817
Leasehold improvements	380,467	624,353
Game and ride equipment	162,949	284,454
Furniture, fixtures and other equipment	96,493	230,986
Property leased under capital leases	16,188	28,228
	755,542	1,322,261
Less accumulated depreciation and amortization	(83,426)	(641,559)
Net property and equipment in service	672,116	680,702
Construction in progress	10,602	10,752
	$682,718	$691,454
Property leased under capital leases consists of buildings for our store locations. Accumulated amortization related to these assets was $0.7 million and $10.4 million as of September 28, 2014 and December 29, 2013, respectively. Amortization of assets under capital leases is included in "Depreciation and amortization" in our Consolidated Statements of Earnings.
Total depreciation and amortization expense related to property and equipment was $31.8 million and $19.8 million in the three months ended September 28, 2014 and September 29, 2013, respectively, of which, $0.2 million and $0.2 million, respectively, was included in "General and administrative expenses" in our Consolidated Statements of Earnings.
Total depreciation and amortization expense related to property and equipment was $84.6 million, $9.8 million and $59.3 million in the 226 day period ended September 28, 2014, the 47 day period ended February 14, 2014 and the nine months ended September 29, 2013, respectively, of which, $0.6 million, $0.2 million and $0.6 million, respectively, was included in "General and administrative expenses" in our Consolidated Statements of Earnings.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Asset Impairment
During the three months ended September 29, 2013, we recognized an asset impairment charge of $0.5 million primarily related to one store, which was previously impaired. During the nine months ended September 29, 2013, we recognized asset impairment charges of $0.8 million primarily related to two stores, of which one store was previously impaired. We did not record any impairment charges for the three and nine months ended September 28, 2014. These impairment charges were the result of declines in the stores’ financial performance primarily due to various competitive and economic factors in the markets in which the stores are located. We continue to operate all but one of these stores.
As of September 29, 2013, the aggregate carrying value of the property and equipment at the impaired stores, after the impairment charges, was $0.9 million.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended December 29, 2013 and September 28, 2014 (in thousands):

Predecessor:
Balance at December 29, 2013(1)	$3,458

Successor:
Goodwill assigned in acquisition accounting(1)	$430,293
Additions(2)	404
Balance at September 28, 2014	$430,697
_________________________

(1)	The historical goodwill was eliminated in acquisition accounting. See Note 2 "Acquisition of CEC Entertainment, Inc." for a discussion of goodwill recorded in connection with the Merger.

(2)	The Company acquired a franchisee in the second quarter of 2014.

The following table presents our indefinite and definite-lived intangible assets at September 28, 2014:

	Successor
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Tradename	Indefinite	$400,000	$—	$400,000
Favorable lease agreements(1)	10	14,000	(1,142)	12,858
Franchise agreements	15	14,000	(554)	13,446
		$428,000	$(1,696)	$426,304
__________________

(1)
In connection with the Merger, we also recorded an unfavorable lease liability of $10.2 million, which is being amortized over a weighted average life of 10 years and is included in "Rent expense" in our Consolidated Statements of Earnings.

Amortization expense related to favorable lease agreements was $1.1 million for the 226 day period ended September 28, 2014 and $0.5 million for the third quarter of 2014, and is included in "Rent expense" in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements prior to the Acquisition, we did not incur any amortization expense related to favorable lease agreements for the 47 day period ended February 14, 2014 and three and nine months ended September 29, 2013. Our estimated future amortization expense related to favorable lease agreements is set forth as follows (in thousands):

September 29, 2014 through December 28, 2014	$491
Fiscal 2015	1,930
Fiscal 2016	1,809
Fiscal 2017	1,530
Fiscal 2018	1,187
Fiscal 2019	1,043
Thereafter	4,868
$12,858

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization expense related to franchise agreements was $0.6 million for the 226 day period ended September 28, 2014 and $0.2 million for the third quarter of 2014 and is included in "General and administrative expenses" in our Consolidated Statements of Earnings. As we did not have any intangible assets related to franchise agreements prior to the Acquisition, we did not incur any amortization expense related to franchise agreements for the 47 day period ended February 14, 2014 and three and nine months ended September 29, 2013. Our estimated future amortization expense related to franchise agreements is set forth as follows (in thousands):

September 29, 2014 through December 28, 2014	$233
Fiscal 2015	948
Fiscal 2016	930
Fiscal 2017	930
Fiscal 2018	930
Fiscal 2019	930
Thereafter	8,545
$13,446

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor	Predecessor
	September 28, 2014	December 29, 2013
	(in thousands)
Term loan facility	$758,100	$—
Revolving credit facility	—	361,500
Senior notes	255,000	—
Total debt outstanding	1,013,100	361,500
Less:
Unamortized original issue discount	(3,463)	—
Current portion	(7,600)	—
Bank indebtedness and other long-term debt, less current portion	$1,002,037	$361,500
In connection with the Acquisition, on February 14, 2014, we repaid the total outstanding borrowings of $348.0 million under the Predecessor's revolving credit facility (the "Predecessor Facility"), as well as all incurred and unpaid interest on the Predecessor Facility. The debt issuance costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities (the "Secured Credit Facilities"), which include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the "term loan facility") and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the "revolving credit facility"). Upon the consummation of the Acquisition, we had no borrowings outstanding under the revolving credit facility and $11.1 million of letters of credit issued but undrawn under the facility. As of September 28, 2014, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving credit facility in an aggregate amount of up to the sum of (x) $200.0 million plus (y) such additional amount so long as, (i) in the case of loans under additional credit facilities that rank equally and without preference with the liens on the collateral securing the Secured Credit Facilities, our consolidated net first lien senior secured leverage ratio would be no greater than 4.25 to 1.00 and (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Secured Credit Facilities, our consolidated total net secured leverage ratio would be no greater than 5.25 to 1.0, subject to certain conditions and receipt of commitments by existing or additional lenders.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
We received net proceeds from the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in "Deferred financing costs, net" on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in "Interest expense" on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate ("LIBOR") determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The initial applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down based on our first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs based on our first lien senior secured leverage ratio. During the 226 day period ended September 28, 2014, the federal funds rate ranged from 0.06% to 0.10%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.15% to 0.16%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the quarter ended September 28, 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00. As a result, the applicable margin under the term loan facility will step down from 3.25% to 3.00% with respect to LIBOR borrowings and step down from 2.25% to 2.00% with respect to base rate borrowings. The commitment fee’s applicable margin in relation to our revolving credit facility that is currently unutilized, with the exception of our outstanding letters of credit issued but undrawn, will step down from 0.50% to 0.375%.  These step-downs will take effect the middle of November 2014.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.8% for the 226 day period ended September 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014, the three and nine months ended September 29, 2013 were 1.6%, 1.7% and 1.7%, respectively.
The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to November 2021, with the balance paid at maturity. In addition, the Secured Credit Facilities include customary mandatory prepayment requirements based on certain events, such as asset sales, debt issuances and defined levels of excess cash flow.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We may voluntarily repay outstanding loans under the Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event as described below, subject to customary "breakage" costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the term loan facility borrowings resulting in a lower yield occurring at any time during the first six months after the closing date will be accompanied by a 1.00% prepayment premium or fee, as applicable.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of September 28, 2014, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the covenant was not in effect.
The Secured Credit Facilities also contain customary affirmative covenants and events of default, and the negative covenants limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements. The sale leaseback transaction and acquisition discussed in Note 8 "Sale Leaseback Transaction" and Note 14 "Subsequent Events" were permitted under the Secured Credit Facilities agreement.
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests will consist of a first-priority lien with respect to the collateral.
Senior Unsecured Debt
Also in connection with the Merger on February 14, 2014, we borrowed $248.5 million under a bridge loan facility (the "bridge loan facility") and used the proceeds to fund a portion of the Acquisition. We incurred $4.7 million of financing costs and $0.2 million of interest related to the bridge loan facility, which are included in "Interest expense" in our Consolidated Statements of Earnings for the 226 day period ended September 28, 2014.
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due 2022 (the "senior notes") in a private offering. The senior notes bear interest at a rate of 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the "indenture"). Prior to February 15, 2017, we may redeem (i) up to 40.0% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108.0% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable "make-whole" premium set forth in the indenture.
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in "Deferred financing costs, net" on our Consolidated Balance Sheets. The deferred financing costs are amortized over the life of the senior notes to "Interest expense" on our Consolidated Statements of Earnings.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the 226 day period ended September 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Our obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our Secured Credit Facilities.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The indenture contains restrictive covenants that limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; and restrict dividends from our subsidiaries.
Debt Obligations
The following table sets forth our future debt payment obligations as of September 28, 2014 (in thousands):

One year or less	$7,600
Two years	9,500
Three years	7,600
Four years	7,600
Five years	5,700
Thereafter	975,100
1,013,100
Less: unamortized discount	(3,463)
$1,009,637
Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Term loan facility(1)	$8,725	$—
Senior notes	5,169	—
Predecessor Facility	—	1,488
Capital lease obligations	469	422
Sale leaseback obligations	932	—
Amortization of debt issuance costs	1,001	112
Other	(322)	(744)
	$15,974	$1,278
 __________________
(1)    Includes amortization of original issue discount.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
	(in thousands)
Term loan facility(1)	$21,586	$—	$—
Senior notes	12,592	—	—
Bridge loan facility(2)	4,943	—	—
Predecessor Facility	—	745	4,372
Capital lease obligations	1,082	275	1,191
Sale leaseback obligations	932	—	—
Amortization of debt issuance costs	2,487	58	347
Other	(366)	73	(401)
	$43,256	$1,151	$5,509
 __________________
(1)    Includes amortization of original issue discount.
(2)    Includes debt issuance costs of $4.7 million related to the issuance of the Bridge Loan and $0.2 million interest.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities, bridge loan facility and senior notes was 6.4% for the 226 day period ended September 28, 2014. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.7% for the 226 day period ended September 28, 2014. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014, the three and nine months ended September 29, 2013 were 1.6%, 1.7%, and 1.7%, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Fair Value of Financial Instruments:
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.
The following table presents information on our financial instruments as of:

	Successor		Predecessor
	September 28, 2014		December 29, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$1,002,037	$981,783	$361,500	$361,500

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our secured credit facilities term loan and senior notes was determined by using estimated market prices of our outstanding borrowings under our term loan facility and the senior notes, which are classified as Level 2 in the fair value hierarchy.
Our non-financial assets, which include long-lived assets, including property, plant and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment.
During the 226 day period ended September 28, 2014, the 47 day period ended February 14, 2014 and the three and nine months ended September 29, 2013, there were no significant transfers among level 1, 2 or 3 fair value determinations.
7. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following:

	Successor	Predecessor
	September 28, 2014	December 29, 2013
	(in thousands)
Sale leaseback obligations, less current portion	$181,747	$—
Lease-related liabilities	14,088	86,445
Other	4,513	4,802
	$200,348	$91,247

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Sale Leaseback Transaction:
On August 25, 2014, we completed a sale leaseback transaction (the "Sale Leaseback") with National Retail Properties, Inc. ("NNN"). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. For accounting purposes, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property.
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $141.7 million. A portion of the proceeds from the Sale Leaseback was used for the acquisition discussed in Note 14 "Subsequent Events". We expect to use the remaining net proceeds from the Sale Leaseback for capital expenditures, future liquidity needs and other general corporate purposes. The cumulative proceeds of $183.7 million are included in Other noncurrent liabilities in our unaudited Consolidated Balance Sheets as of September 28, 2014. The net book value of the associated assets, which is included in Property and equipment, net in our unaudited Consolidated Balance Sheets, was $84.5 million and $98.7 million as of September 28, 2014 and December 29, 2013, respectively.
Our future minimum lease commitments related to the Sale Leaseback, as of September 28, 2014, for fiscal years 2014, 2015, 2016, 2017, 2018 and thereafter are, in thousands, $4,463, $12,759, $13,014, $13,274, $13,540 and $251,140.
9. Commitments and Contingencies:
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
Employment-Related Litigation: On January 27, 2014, a purported class action lawsuit against the Company, entitled Franchesca Ford v. CEC Entertainment, Inc. d/b/a Chuck E. Cheese’s (the "Ford Litigation"), was filed in San Francisco County Superior Court, California, Cause Number CGC 14-536992. The Company received service of process on February 26, 2014. The Ford Litigation was filed by Franchesca Ford, a former store employee, claiming to represent other similarly situated hourly non-exempt employees and former employees of the Company in California from January 27, 2010 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal and rest periods, wages due upon termination and waiting time penalties. The plaintiff seeks an unspecified amount in damages. On March 27, 2014, the Company removed the Ford Litigation to the U.S. District Court Northern District of California San Francisco Division, Cause Number 3:14-cv-01420-MEJ. On April 25, 2014, the plaintiff petitioned the court to remand the Ford Litigation to California state court and on July 10, 2014, the motion to remand was denied. The case thus will proceed in federal court. The parties have exchanged initial disclosures but no other formal discovery. The Company's investigation is on-going. We believe the Company has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Ford Litigation plaintiff’s efforts to certify a California class action.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On March 24, 2014, a purported class action lawsuit against the Company, entitled Franchesca Ford and Isabel Rodriguez v. CEC Entertainment, Inc. d/b/a Chuck E. Cheese's (the "FCRA Litigation"), was filed in U.S. District Court Southern District, California, Case Number 3:14-cv-00677-JLS-JLB. The Company received service of process on March 31, 2014. The FCRA Litigation was filed by Franchesca Ford and Isabel Rodriguez claiming to represent other similarly situated applicants who were subject to pre-employment background checks with the Company across the United States and in California from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. On May 21, 2014, the Company filed an answer to the complaint. The Court conducted an Early Neutral Evaluation Conference in the case on June 30, 2014, and a Continued Early Neutral Evaluation Conference on August 13, 2014 and September 23, 2014. The parties reached a settlement in principle at the September 23rd session of the Continued Early Neutral Evaluation Conference to settle the action on a class-wide basis. The settlement would result in the dismissal of all claims asserted in the action, along with certain related claims and releases in exchange for a maximum settlement payment of $1,750,000, a substantial portion of which would be covered by the Company's insurance carrier.
The Company has accrued for all probable and reasonably estimable losses associated with the above claims.
In October 2014, the Company was served with a complaint alleging misclassification of certain restaurant managers as exempt employees under federal and New York law. The Company is considering its response. It is too early in the litigation to determine what, if any, potential liability may exist.
Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, four putative shareholder class actions were filed on behalf of purported stockholders of the Company against the Company, its directors, Apollo, Parent and Merger Sub in connection with the Merger Agreement and the transactions contemplated thereby in the District Court of Shawnee County, Kansas. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the "Coyne Action"). The second purported class action, which is captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the "Solak Action"). The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. (the "Dixon Action"). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 and additionally names as defendants, Apollo Managemnet VIII, L.P. and AP VIII Queso Holdings, L.P. (the "LMPERS Action") (together with the Coyne, Solak, and Dixon Actions, the "Shareholder Actions").
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would be able to consider alternative acquisition proposals. The Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached their fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the "Statement") filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
Each of the Shareholder Actions allege that Apollo aided and abetted the Board’s breaches of fiduciary duties. The Solak and Dixon Actions allege that CEC also aided and abetted such breaches, and the Solak and LMPERS Actions further allege that Parent and the Merger Sub aided and abetted such actions. The LMPERS Action further alleges that Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. aided and abetted such actions.
The Shareholder Actions seek, among other things, rescission of these transactions, damages, attorneys’ and experts’ fees and costs and other relief that the court may deem just and proper.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the "Coyne Amended Complaint"); furthermore, on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the "Solak Amended Complaint") (together, the "Amended Complaints"). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board approved the Statement which omitted certain material information in violation of their fiduciary duties. The Amended Complaints further request an order directing the Board to disclose such allegedly omitted material information. Additionally, the Solak Amended Complaint adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
On January 28, 2014, the plaintiffs in the Coyne and Dixon Actions jointly filed a motion in each action for a temporary restraining order, expedited discovery, and the scheduling of a hearing for the plaintiffs’ anticipated motion for temporary injunction seeking expedited discovery and a hearing date in anticipation of a motion for a temporary injunction. CEC Entertainment, Inc. and the individual defendants filed responses to those motions on January 31, 2014.
On February 6, 2014, the plaintiff in the LMPERS Action filed a motion to join the January 28 motion, and the plaintiff in the Solak Action filed a motion for expedited proceedings in anticipation of a motion for a temporary injunction.
On February 7, 2014 and February 11, 2014, the plaintiffs in the four actions pending in Kansas withdrew their respective motions and determined to pursue a consolidated action for damages after the Tender Offer closed.
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57. Thereafter, the parties engaged in limited discovery. By stipulation of the parties, the Company has no obligation to answer, move, or otherwise respond to the complaints filed in the Coyne, Solak, Dixon or LMPERS Actions until after the plaintiffs serve a consolidated amended complaint, or designate an operative complaint or amended complaint.
A fifth purported class action, which was captioned McCullough v Frank, et al. Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014 (the "McCullough Action"). On May 21, 2014, the County Court of Dallas County, Texas dismissed the McCullough Action for want of prosecution.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the "Appraisal Petitioners"), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will substantially be completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice followed, pottentially, by a trial on the merits of the Appraisal Petitioners' claims thereafter. We are currently in settlement negotiations with the Appraisal Petitioners, but no settlement has been reached. The Company has accrued for all probable and reasonably estimable losses associated with this claim.
The Company believes these lawsuits are without merit and intends to defend them vigorously; however, we are presently unable to predict the ultimate outcome of this litigation.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands, except percentages)
Federal and state income taxes	$(6,728)	$4,519
Foreign income taxes	(208)	(11)
Income tax expense (benefit)	$(6,936)	$4,508
Effective rate	34.3%	37.7%

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
	(in thousands, except percentages)
Federal and state income taxes	$(15,220)	$914	$29,247
Foreign income taxes	(614)	104	220
Income tax expense (benefit)	$(15,834)	$1,018	$29,467
Effective rate	28.4%	59.1%	38.1%

Our effective income tax rate of 28.4% differs from the statutory rate for the 226 day period ended September 28, 2014 primarily due to the unfavorable impact of non-deductible transaction and litigation costs related to the Merger, and an increase in income tax expense resulting from certain state income tax credits (carried forward) and estimated to expire after 2022. These unfavorable adjustments were partially offset by the recognition of uncertain tax positions resulting from settlements and expirations of statutes of limitation. The majority of these favorable and unfavorable adjustments were recognized as discrete items in their respective periods.
Our effective income tax rate of 59.1% for the 47 day period ended February 14, 2014 differs from the statutory rate due to non-deductible transaction costs related to the Merger, a net increase in uncertain tax positions and an increase in income tax expense resulting from certain state income tax credits (carried forward) and estimated to expire after 2022.
As of September 28, 2014, we have state income tax credit carryforwards, net of federal benefits, of $1.4 million with a valuation allowance, net of federal benefit, of $0.5 million, and as of December 29, 2013, we had state income tax credit carryforwards, net of federal benefit, of $1.4 million with a valuation allowance, net of federal benefit, of $0.1 million.
Our net deferred tax liability increased from $55.7 million as of December 29, 2013 to $210.6 million as of September 28, 2014.  The increase primarily relates to the tax effect of acquisition accounting adjustments made to the financial statement carrying value of our assets and liabilities of $213.2 million in connection with the Merger, partially offset by a deferred tax benefit of $1.8 million in the 47 day period ended February 14, 2014 and a deferred tax benefit of $56.5 million in the 226 day period ended September 28, 2014.
Our liability for uncertain tax positions (excluding interest and penalties) was $2.2 million and $2.6 million as of September 28, 2014 and December 29, 2013, respectively, and if recognized would decrease our provision for income taxes by $1.4 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.4 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of September 28, 2014 and December 29, 2013, was $1.6 million and $1.9 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in "Accrued interest," current accrued penalties in "Accrued expenses" and noncurrent accrued interest and penalties in "Other noncurrent liabilities."

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Stock-Based Compensation Arrangements:
Predecessor Restricted Stock Plans
Prior to the Merger, our stock-based compensation plans permitted us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards were subject to performance-based criteria. Our stock-based compensation plans had provisions allowing for the automatic vesting of awards granted under those plans following a change of control, as defined in the applicable plan. The fair value of all stock-based awards, less estimated forfeitures, if any, and portions capitalized as described below, was recognized as stock-based compensation expense in "General and administrative expenses" in the Consolidated Financial Statements over the period that services were required to be provided in exchange for the award.
In connection with the Merger, all unvested restricted stock awards to our employees and non-employee directors became fully vested, and at the effective time of the Merger, each such share of restricted stock was canceled and converted into the right to receive an amount equal to the offer price of $54.00 per share, plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws. We recorded $11.1 million in stock-based compensation expense related to the acceleration of restricted stock awards during the 47 day period ended February 14, 2014.
Successor Stock Options Plan
The Board of Directors of Parent adopted the 2014 Equity Incentive Plan, whereby Parent may grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of CEC Entertainment, Inc.
On August 21, 2014, Parent granted options to purchase 2,061,927 shares of its common stock to certain directors, officers and employees of CEC Entertainment, Inc. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based and vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain market conditions are met. The Monte Carlo simulation model was used to estimate the fair value of Tranches B and C stock options. Using these methodologies, the per option fair value of the A, B and C tranches was calculated as $2.75, $1.09, and $0.68, respectively. The options are also subject to accelerated vesting in the event of certain terminations of employment upon or within 12 months following a change in control of Queso Holdings Inc. Compensation costs related to options in the Parent were recorded by the Company.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes stock-based compensation expense and associated tax benefit recognized in the Consolidated Financial Statements:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Stock-based compensation costs	$197	$2,288
Portion capitalized as property and equipment(1)	(6)	(44)
Stock-based compensation expense recognized	$191	$2,244
Tax benefit recognized from stock-based compensation awards	$—	$77

	Successor	Predecessor
	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 29, 2013
	(in thousands)
Stock-based compensation costs	$197	$1,117	$6,603
Portion capitalized as property and equipment(1)	(6)	—	(134)
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	11,108	—
Stock-based compensation expense recognized	$191	$12,225	$6,469
Tax benefit recognized from stock-based compensation awards(2)	$5,043	$—	$249
 __________________

(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation cost attributable to our store development projects is included in "Property and equipment, net" in the Consolidated Balance Sheets.

(2)
We recorded the $5.0 million tax benefit related to the accelerated vesting of restricted stock awards in the 226 day period ended September 28, 2014, as such tax benefit will be deductible for income tax purposes on the Successor tax return for fiscal year 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Stockholders’ Equity:
The following tables summarize the changes in stockholders’ equity during the 47 day period ended February 14, 2014 and the 226 day period ended September 28, 2014:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands, except share information)
Predecessor:
Balance at December 29, 2013	61,865,495	$6,187	$453,702	$853,464	$4,764	44,341,225	$(1,157,349)	$160,768
Net income	—	—	—	704	—	—	—	704
Other comprehensive income (loss)	—	—	—	—	(541)	—	—	(541)
Stock-based compensation costs	—	—	12,225	—	—	—	—	12,225
Restricted stock issued, net of forfeitures	13,792	1	(1)	—	—	—	—	—
Restricted stock returned for taxes	(2,907)	—	(142)	—	—	—	—	(142)
Dividends forfeited	—	—	—	2	—	—	—	2
Balance at February 14, 2014	61,876,380	$6,188	$465,784	$854,170	$4,223	44,341,225	$(1,157,349)	$173,016

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except share information)
Successor:
Equity contribution	200	$—	$350,000	$—	$—	$350,000
Net income (loss)	—	—	—	(39,935)	—	(39,935)
Other comprehensive income (loss)	—	—	—	—	(151)	(151)
Stock-based compensation costs	—	—	197	—	—	197
Tax benefit from restricted stock, net(1)	—	—	5,043	—	—	5,043
Balance at September 28, 2014	200	$—	$355,240	$(39,935)	$(151)	$315,154
 __________________

(1)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 226 day period ended September 28, 2014, as such tax benefit will be deductible for income tax purposes on the Successor tax return for fiscal year 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Consolidating Guarantor Financial Information:
The senior notes issued by CEC Entertainment, Inc. (the "Issuer") in conjunction with the Acquisition are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our wholly-owned U.S. subsidiaries (the "Guarantors"). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the "Non-Guarantors"). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$222,314	$14	$18,657	$—	$240,985
Accounts receivable	11,176	1,652	4,086	(3,489)	13,425
Inventories	14,763	3,037	428	—	18,228
Other current assets	17,059	2,390	2,376	—	21,825
Total current assets	265,312	7,093	25,547	(3,489)	294,463
Property and equipment, net	649,564	19,011	14,143	—	682,718
Goodwill	430,697	—	—	—	430,697
Intangible assets, net	25,344	400,960	—	—	426,304
Intercompany	61,376	24,482	24,472	(110,330)	—
Investment in subsidiaries	388,504	—	—	(388,504)	—
Other noncurrent assets	28,551	4,945	443	(128)	33,811
Total assets	$1,849,348	$456,491	$64,605	$(502,451)	$1,867,993
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	394	—	3	—	397
Accounts payable and accrued expenses	81,955	16,277	472	—	98,704
Other current liabilities	2,904	—	—	—	2,904
Total current liabilities	92,853	16,277	475	—	109,605
Capital lease obligations, less current portion	15,499	—	86	—	15,585
Bank indebtedness and other long-term debt, less current portion	1,002,037	—	—	—	1,002,037
Deferred tax liability	212,362	—	955	(98)	213,219
Intercompany	3,482	44,715	65,652	(113,849)	—
Other noncurrent liabilities	207,961	4,310	122	—	212,393
Total liabilities	1,534,194	65,302	67,290	(113,947)	1,552,839
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	355,240	410,178	3,354	(413,532)	355,240
Retained earnings (deficit)	(39,935)	(18,989)	(5,888)	24,877	(39,935)
Accumulated other comprehensive income (loss)	(151)	—	(151)	151	(151)
Total stockholders' equity	315,154	391,189	(2,685)	(388,504)	315,154
Total liabilities and stockholders' equity	$1,849,348	$456,491	$64,605	$(502,451)	$1,867,993

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$10,177	$1,914	$8,595	$—	$20,686
Accounts receivable	22,686	1,420	3,752	(2,977)	24,881
Inventories	15,865	2,965	420	—	19,250
Other current assets	16,367	3,222	2,613	—	22,202
Total current assets	65,095	9,521	15,380	(2,977)	87,019
Property and equipment, net	661,593	15,242	14,619	—	691,454
Goodwill	3,458	—	—	—	3,458
Intercompany	20,689	379,695	1,636	(402,020)	—
Investment in subsidiaries	6,190	—	—	(6,190)	—
Other noncurrent assets	4,333	5,305	1,344	(1,302)	9,680
Total assets	$761,358	$409,763	$32,979	$(412,489)	$791,611
Current liabilities:
Capital lease obligations, current portion	$947	$—	$67	$—	$1,014
Accounts payable and accrued expenses	61,680	21,665	1,907	—	85,252
Other current liabilities	440	—	—	—	440
Total current liabilities	63,067	21,665	1,974	—	86,706
Capital lease obligations, less current portion	19,752	—	613	—	20,365
Bank indebtedness and other long-term debt	—	361,500	—	—	361,500
Deferred tax liability	58,996	—	184	(1,349)	57,831
Intercompany	362,748	12,224	29,978	(404,950)	—
Other noncurrent liabilities	96,027	4,432	3,982	—	104,441
Total liabilities	600,590	399,821	36,731	(406,299)	630,843
Stockholders' equity:
Common stock	6,187	—	—	—	6,187
Capital in excess of par value	453,702	—	—	—	453,702
Retained earnings (deficit)	853,464	9,942	(8,516)	(1,426)	853,464
Accumulated other comprehensive income (loss)	4,764	—	4,764	(4,764)	4,764
Less treasury stock	(1,157,349)	—	—	—	(1,157,349)
Total stockholders' equity	160,768	9,942	(3,752)	(6,190)	160,768
Total liabilities and stockholders' equity	$761,358	$409,763	$32,979	$(412,489)	$791,611

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$80,296	$75	$1,900	$—	$82,271
Entertainment and merchandise sales	112,560	—	3,325	—	115,885
Total Company store sales	192,856	75	5,225	—	198,156
Franchise fees and royalties	526	1,007	—	—	1,533
International Association assessments and other fees	5,002	398	10,596	(15,996)	—
Total revenues	198,384	1,480	15,821	(15,996)	199,689
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	20,575	9	583	—	21,167
Cost of entertainment and merchandise	6,566	(8)	223	(112)	6,669
Total cost of food, beverage, entertainment and merchandise	27,141	1	806	(112)	27,836
Labor expenses	55,414	—	1,672	—	57,086
Depreciation and amortization	30,673	—	949	—	31,622
Rent expense	21,800	—	787	—	22,587
Other store operating expenses	29,028	4,336	1,262	497	35,123
Total Company store operating costs	164,056	4,337	5,476	385	174,254
Advertising expense	10,778	—	9,709	(10,373)	10,114
General and administrative expenses	10,864	9,625	329	(6,998)	13,820
Transaction and severance costs	5,757	(15)	—	—	5,742
Total operating costs and expenses	191,455	13,947	15,514	(16,986)	203,930
Operating income (loss)	6,929	(12,467)	307	990	(4,241)
Equity in earnings (loss) in affiliates	(10,913)	—	—	10,913	—
Interest expense (income)	14,955	(123)	152	990	15,974
Income (loss) before income taxes	(18,939)	(12,344)	155	10,913	(20,215)
Income tax expense (benefit)	(5,660)	(1,360)	84	—	(6,936)
Net income (loss)	(13,279)	(10,984)	71	10,913	(13,279)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(652)	$—	$(652)	$652	$(652)
Total components of other comprehensive income (loss), net of tax	(652)	—	(652)	652	(652)
Comprehensive income (loss)	(13,931)	(10,984)	(581)	11,565	(13,931)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$84,779	$269	$2,122	$—	$87,170
Entertainment and merchandise sales	104,203	—	3,426	—	107,629
Total Company store sales	188,982	269	5,548	—	194,799
Franchise fees and royalties	535	572	—	—	1,107
International Association assessments and other fees	808	17,115	10,348	(28,271)	—
Total revenues	190,325	17,956	15,896	(28,271)	195,906
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	20,179	19	652	—	20,850
Cost of entertainment and merchandise	6,785	(8)	231	(32)	6,976
Total cost of food, beverage, entertainment and merchandise	26,964	11	883	(32)	27,826
Labor expenses	54,495	—	1,974	—	56,469
Depreciation and amortization	19,129	—	474	—	19,603
Rent expense	18,983	—	689	—	19,672
Other store operating expenses	50,432	(318)	1,133	(16,846)	34,401
Total Company store operating costs	170,003	(307)	5,153	(16,878)	157,971
Advertising expense	10,516	—	10,476	(10,348)	10,644
General and administrative expenses	4,191	10,159	227	(1,048)	13,529
Asset impairment	537	—	—	—	537
Total operating costs and expenses	185,247	9,852	15,856	(28,274)	182,681
Operating income (loss)	5,078	8,104	40	3	13,225
Equity in earnings (loss) in affiliates	10,775	—	—	(10,775)	—
Interest expense (income)	3,086	(2,012)	201	3	1,278
Income (loss) before income taxes	12,767	10,116	(161)	(10,775)	11,947
Income tax expense (benefit)	5,328	(738)	(82)	—	4,508
Net income (loss)	7,439	10,854	(79)	(10,775)	7,439

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$225	$—	$225	$(225)	$225
Total components of other comprehensive income (loss), net of tax	225	—	225	(225)	225
Comprehensive income (loss)	7,664	10,854	146	(11,000)	7,664

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 226 Day Period Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$219,044	$196	$4,957	$—	$224,197
Entertainment and merchandise sales	292,064	—	8,085	—	300,149
Total Company store sales	511,108	196	13,042	—	524,346
Franchise fees and royalties	1,452	2,041	—	—	3,493
International Association assessments and other fees	10,502	1,822	27,964	(40,288)	—
Total revenues	523,062	4,059	41,006	(40,288)	527,839
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	55,705	38	1,507	—	57,250
Cost of entertainment and merchandise	17,013	(22)	527	(92)	17,426
Total cost of food, beverage, entertainment and merchandise	72,718	16	2,034	(92)	74,676
Labor expenses	139,673	—	4,108	—	143,781
Depreciation and amortization	81,874	—	2,267	—	84,141
Rent expense	51,196	—	1,816	—	53,012
Other store operating expenses	81,398	9,955	2,654	(9,906)	84,101
Total Company store operating costs	426,859	9,971	12,879	(9,998)	439,711
Advertising expense	28,513	(17)	24,003	(27,697)	24,802
General and administrative expenses	12,886	21,453	830	(2,593)	32,576
Transaction and severance costs	37,271	5,992	—	—	43,263
Total operating costs and expenses	505,529	37,399	37,712	(40,288)	540,352
Operating income (loss)	17,533	(33,340)	3,294	—	(12,513)
Equity in earnings (loss) in affiliates	(21,779)	—	—	21,779	—
Interest expense (income)	42,907	(47)	396	—	43,256
Income (loss) before income taxes	(47,153)	(33,293)	2,898	21,779	(55,769)
Income tax expense (benefit)	(7,218)	(9,321)	705	—	(15,834)
Net income (loss)	(39,935)	(23,972)	2,193	21,779	(39,935)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(151)	$—	$(151)	$151	$(151)
Total components of other comprehensive income (loss), net of tax	(151)	—	(151)	151	(151)
Comprehensive income (loss)	(40,086)	(23,972)	2,042	21,930	(40,086)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$49,803	$32	$1,062	$—	$50,897
Entertainment and merchandise sales	61,082	—	1,577	—	62,659
Total Company store sales	110,885	32	2,639	—	113,556
Franchise fees and royalties	353	334	—	—	687
International Association assessments and other fees	—	4,558	6,095	(10,653)	—
Total revenues	111,238	4,924	8,734	(10,653)	114,243
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	11,924	25	336	—	12,285
Cost of entertainment and merchandise	3,618	—	131	(20)	3,729
Total cost of food, beverage, entertainment and merchandise	15,542	25	467	(20)	16,014
Labor expenses	31,107	—	891	—	31,998
Depreciation and amortization	9,430	—	303	—	9,733
Rent expense	11,962	—	403	—	12,365
Other store operating expenses	20,193	(44)	(82)	(4,307)	15,760
Total Company store operating costs	88,234	(19)	1,982	(4,327)	85,870
Advertising expense	6,144	17	5,853	(6,111)	5,903
General and administrative expenses	4,124	3,863	191	(215)	7,963
Transaction and severance costs	1,800	9,834	—	—	11,634
Total operating costs and expenses	100,302	13,695	8,026	(10,653)	111,370
Operating income (loss)	10,936	(8,771)	708	—	2,873
Equity in earnings (loss) in affiliates	(4,523)	—	—	4,523	—
Interest expense (income)	1,822	(771)	100	—	1,151
Income (loss) before income taxes	4,591	(8,000)	608	4,523	1,722
Income tax expense (benefit)	3,887	(3,040)	171	—	1,018
Net income (loss)	704	(4,960)	437	4,523	704

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(541)	—	(541)	541	$(541)
Total components of other comprehensive income (loss), net of tax	(541)	—	(541)	541	(541)
Comprehensive income (loss)	163	(4,960)	(104)	5,064	163

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$281,913	$544	$7,031	$—	$289,488
Entertainment and merchandise sales	339,138	—	10,819	—	349,957
Total Company store sales	621,051	544	17,850	—	639,445
Franchise fees and royalties	1,755	1,953	—	—	3,708
International Association assessments and other fees	808	48,166	34,046	(83,020)	—
Total revenues	623,614	50,663	51,896	(83,020)	643,153
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	67,597	36	2,182	—	69,815
Cost of entertainment and merchandise	22,597	(25)	716	(32)	23,256
Total cost of food, beverage, entertainment and merchandise	90,194	11	2,898	(32)	93,071
Labor expenses	169,021	—	5,388	—	174,409
Depreciation and amortization	57,040	—	1,626	—	58,666
Rent expense	56,549	—	2,099	—	58,648
Other store operating expenses	142,067	(290)	3,970	(46,972)	98,775
Total Company store operating costs	514,871	(279)	15,981	(47,004)	483,569
Advertising expense	34,508	—	32,473	(34,021)	32,960
General and administrative expenses	14,224	30,041	680	(1,995)	42,950
Asset impairment	763	—	—	—	763
Total operating costs and expenses	564,366	29,762	49,134	(83,020)	560,242
Operating income (loss)	59,248	20,901	2,762	—	82,911
Equity in earnings (loss) in affiliates	16,549	—	—	(16,549)	—
Interest expense (income)	9,530	(4,649)	628	—	5,509
Income (loss) before income taxes	66,267	25,550	2,134	(16,549)	77,402
Income tax expense (benefit)	18,332	10,453	682	—	29,467
Net income (loss)	$47,935	$15,097	$1,452	$(16,549)	$47,935

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(596)	$—	$(596)	$596	$(596)
Total components of other comprehensive income (loss), net of tax	(596)	—	(596)	596	(596)
Comprehensive income (loss)	$47,339	$15,097	$856	$(15,953)	$47,339

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 226 Day Period Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$93,262	$(68,202)	$12,402	$—	$37,462

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)	—	—	—	(946,898)
Intercompany Note	(41,149)	375,358	—	(334,209)	—
Purchases of property and equipment	(33,374)	(3,667)	(3,354)	—	(40,395)
Proceeds from sale of property and equipment	—	350	—	—	350
Cash flows provided by (used in) investing activities	(1,021,421)	372,041	(3,354)	(334,209)	(986,943)

Cash flows from financing activities:
Net proceeds from senior term loan, net of original issue discount	756,200	—	—	—	756,200
Net proceeds from senior unsecured notes	255,000	—	—	—	255,000
Repayment of Predecessor Facility	—	(348,000)	—	—	(348,000)
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Intercompany Note	(375,539)	44,055	(2,725)	334,209	—
Proceeds from financing sale-leaseback transaction	183,685	—	—	—	183,685
Payment of debt financing costs	(27,575)	—	—	—	(27,575)
Payments on capital lease obligations	(204)	—	—	—	(204)
Dividends paid	(890)	—	—	—	(890)
Excess tax benefit realized from stock-based compensation	5,043	—	—	—	5,043
Equity contribution	350,000	—	—	—	350,000
Cash flows provided by (used in) financing activities	1,143,820	(303,945)	(2,725)	334,209	1,171,359
Effect of foreign exchange rate changes on cash	—	—	(77)	—	(77)

Change in cash and cash equivalents	215,661	(106)	6,246	—	221,801
Cash and cash equivalents at beginning of period	6,653	120	12,411	—	19,184
Cash and cash equivalents at end of period	$222,314	$14	$18,657	$—	$240,985

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$(12,224)	$29,906	$4,632	$—	$22,314

Cash flows from investing activities:
Intercompany Note	—	(17,601)	—	17,601	—
Purchases of property and equipment	(8,538)	(1,082)	(90)	—	(9,710)
Proceeds from sale of property and equipment	(2)	53	—	—	51
Cash flows provided by (used in) investing activities	(8,540)	(18,630)	(90)	17,601	(9,659)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facility	—	(13,500)	—	—	(13,500)
Intercompany Note	17,571	430	(400)	(17,601)	—
Payments on capital lease obligations	(153)	—	(11)	—	(164)
Dividends paid	(38)	—	—	—	(38)
Restricted stock returned for payment of taxes	(142)	—	—	—	(142)
Cash flows provided by (used in) financing activities	17,238	(13,070)	(411)	(17,601)	(13,844)
Effect of foreign exchange rate changes on cash	—	—	(313)	—	(313)

Change in cash and cash equivalents	(3,526)	(1,794)	3,818	—	(1,502)
Cash and cash equivalents at beginning of period	10,177	1,914	8,595	—	20,686
Cash and cash equivalents at end of period	$6,651	$120	$12,413	$—	$19,184

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$222,077	$(99,747)	$1,425	$—	$123,755

Cash flows from investing activities:
Intercompany Note	—	143,339	—	(143,339)	—
Purchases of property and equipment	(48,684)	(4,843)	(919)	—	(54,446)
Proceeds from sale of property and equipment	1,888	372	—	—	2,260
Other investing activities	678	—	—	—	678
Cash flows provided by (used in) investing activities	(46,118)	138,868	(919)	(143,339)	(51,508)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facility	—	(41,000)	—	—	(41,000)
Intercompany Note	(145,996)	1,757	900	143,339	—
Payments on capital lease obligations	(646)	—	(51)	—	(697)
Dividends paid	(8,445)	—	—	—	(8,445)
Excess tax benefit realized from stock-based compensation	249	—	—	—	249
Restricted stock returned for payment of taxes	(2,191)	—	—	—	(2,191)
Purchases of treasury stock	(18,112)	—	—	—	(18,112)
Cash flows provided by (used in) financing activities	(175,141)	(39,243)	849	143,339	(70,196)
Effect of foreign exchange rate changes on cash	—	—	(303)	—	(303)

Change in cash and cash equivalents	818	(122)	1,052	—	1,748
Cash and cash equivalents at beginning of period	11,321	248	8,067	—	19,636
Cash and cash equivalents at end of period	$12,139	$126	$9,119	$—	$21,384

14. Subsequent Events:
On October 14, 2014, the Company filed a preliminary prospectus under a Registration Statement on Form S-4 to offer to exchange $255.0 million of registered 8.000% senior notes due 2022 and certain related guarantees (the "Exchange Notes") for a like aggregate amount of our outstanding senior notes and certain related guarantees, which were issued on February 19, 2014 in connection with the Acquisition. The Registration Statement became effective on October 27, 2014, at which time we filed the final prospectus. The exchange offer began on October 28, 2014 and is set to expire on December 2, 2014. If all the conditions to the exchange offer are satisfied, we will exchange all of our senior notes that are validly tendered and not withdrawn for the Exchange Notes.
On October 15, 2014, the Company entered into an agreement and plan of merger ( the "Peter Piper Pizza Merger Agreement") to acquire Peter Piper Pizza, a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico, for a purchase price, including transaction costs, of $117 million, net of cash acquired. We completed the acquisition on October 16, 2014, which was funded with a portion of the cash proceeds from the Sale Leaseback.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms "CEC Entertainment," the "Company," "we," "us" and "our" refer to CEC Entertainment, Inc. and its subsidiaries.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. "Financial Statements" of this Periodic Report and (ii) Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8. "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities and Exchange Commission (the "SEC") on February 12, 2014. Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Presentation of Non-GAAP Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
The Merger
On January 15, 2014, CEC Entertainment entered into an agreement and plan of merger (the "Merger Agreement") with Queso Holdings Inc., a Delaware corporation ("Parent"), and Q Merger Sub Inc., a Kansas corporation ("Merger Sub"). Parent and Merger Sub were controlled by Apollo Global Management, LLC ("Apollo") and its subsidiaries. Pursuant to the Merger Agreement, on January 16, 2014, Merger Sub commenced a tender offer (the "Tender Offer") to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the "Offer Price"). Approximately 68% of the outstanding shares were tendered in the Tender Offer, and Merger Sub accepted all such tendered shares for payment. Following the expiration of the Tender Offer on February 14, 2014, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of common stock necessary for Merger Sub to own one share more than 90% of the outstanding shares of common stock (the "Top-Up Shares") at the Offer Price. Following Merger Sub's purchase of the Top-Up Shares, on February 14, 2014, Merger Sub merged with and into CEC Entertainment with CEC Entertainment surviving the merger ( the "Merger") and becoming a wholly owned subsidiary of Parent. We refer to the Merger and the Tender Offer together as the "Acquisition." At the effective time of the Merger, each share of common stock issued and outstanding immediately prior thereto, other than common stock owned or held (a) in treasury by the Company or any wholly-owned subsidiary of the Company; (b) by Parent or any of its subsidiaries; or (c) by stockholders who validly exercised their appraisal rights, was cancelled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax. As a result of the Merger, the shares of CEC Entertainment common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014.
The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $362 million and $63 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the "Apollo Funds"); (b) $248.5 million of borrowings under a bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the bridge loan facility, senior notes, term loan facility and revolving credit facility under "Financial Condition, Liquidity and Capital Resources-Debt Financing."

Stock Options in Parent
On August 21, 2014, Queso Holdings Inc. granted options to purchase 2,061,927 shares of its common stock to certain directors, officers, and employees of CEC Entertainment, Inc. The options are subject to certain service- and performance-based vesting criteria, and also to accelerated vesting in the event of certain terminations of employment upon or within 12 months following a change in control of Queso Holdings Inc.
Sale Leaseback Transaction
On August 25, 2014, we closed our sale leaseback transaction (the "Sale Leaseback") with National Retail Properties, Inc. ("NNN"). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck-E-Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $141.7 million. A portion of the proceeds from the Sale Leaseback was used for the acquisition below. We expect to use the remaining proceeds from the Sale Leaseback for capital expenditures, future liquidity needs and other general corporate purposes.
Acquisition of Peter Piper Pizza
On October 15, 2014, the Company entered into an agreement and plan of merger ( the "Peter Piper Pizza Merger Agreement") to acquire Peter Piper Pizza, a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico, for a purchase price, including transaction costs, of $117 million, net of cash acquired. We completed the acquisition on October 16, 2014, which was funded with a portion of the cash proceeds from the Sale Leaseback.
Third Quarter 2014 Overview:

•
Total revenues increased $3.8 million, or 1.9%, compared to the third quarter of 2013, primarily due to revenues generated from four net new stores (including the acquisition of one franchisee) opened since the end of the third quarter of 2013, partially offset by a 0.2% decrease in comparable store sales.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") was $44.5 million for the three months ended September 28, 2014 compared to $38.9 million for the three months ended September 29, 2013. For our definition of Adjusted EBITDA and a reconciliation of Net income (loss) to Adjusted EBITDA, see "Presentation of Non-GAAP Measures."

•	We recorded a net loss of $13.3 million for the three months ended September 28, 2014 compared to net income of $7.4 million for the three months ended September 29, 2013.

•
Cash provided by operations was $59.8 million for the nine months ended September 28, 2014 compared to $123.8 million for the nine months ended September 29, 2013. The decrease of $64.0 million was primarily driven by transaction and severance costs and an increase in interest expense, all of which were incurred in connection with the Merger.

Overview of Operations
We currently operate and franchise family dining and entertainment centers under the name "Chuck E. Cheese’s" in 47 states and 11 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. Our family leisure offerings include video games, skill games, rides, musical and comical shows and other attractions along with tokens, tickets and prizes for kids. Our wholesome family dining offerings are centered on made-to-order pizzas and a salad bar, as well as a variety of sandwiches, wings, appetizers, beverages and desserts. We target families with children that are two through 12 years of age.
In order to present Management's Discussion and Analysis of Financial Condition and Results of Operations in a way that offers meaningful period to period comparison, we have combined the results of the Predecessor and Successor periods to arrive at the nine month period ended September 28, 2014 and compared to the Predecessor nine months ended September 29, 2013; however, these combined results are considered non-GAAP financial measures.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Number of Company-owned stores:
Beginning of period	524	514	522	514
New(1)	—	5	6	8
Acquired from franchisee	—	—	1	—
Closed(1)	(2)	(1)	(7)	(4)
End of period	522	518	522	518
Number of franchised stores:
Beginning of period	54	53	55	51
New	4	1	4	4
Acquired by the Company	—	—	(1)	—
Closed	(1)	(1)	(1)	(2)
End of period	57	53	57	53
 __________________

(1)
During the nine months ended September 28, 2014, the number of new and closed Company-owned stores included two stores that were relocated. During the three and nine months ended September 29, 2013, the number of new and closed Company-owned stores included one store that was relocated.

We continue to focus on growing our concept both domestically and internationally. We currently expect to open a total of 11 to 13 new domestic Company-owned stores, including two relocated stores and one acquisition from a franchisee, in 2014. We have closed seven Company-owned stores, including two relocated stores, in 2014. We are also targeting franchising our concept internationally in certain countries located in Asia, Latin America, the Middle East and Eastern Europe. We currently expect our franchisees to open a total of eight to 10 international franchise stores during 2014.
Comparable store sales. We define "comparable store sales" as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
Revenues. Our primary source of revenues is sales at our Company-owned stores ("Company store sales"), which consist of the sale of food, beverages, game-play tokens and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens ("Package Deals"), which we promote through in-store menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between "Food and beverage sales" and "Entertainment and merchandise sales" based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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

Company store operating costs. Certain of our costs and expenses relate only to the operation of our Company-owned stores. These costs and expenses are listed and described below:

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

•	Rent expense includes lease costs for Company-owned stores, excluding common occupancy costs (e.g., common area maintenance ("CAM") charges and property taxes); and

•
Other store operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, credit card processing fees, licenses, preopening expenses, store asset disposal gains and losses and all other costs directly related to the operation of a store.

The "Cost of food and beverage" and "Cost of entertainment and merchandise" mentioned above exclude any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) depreciation and amortization expense; (c) rent expense; and (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, depreciation and amortization expense, rent expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•
our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between "Food and beverage sales" and "Entertainment and merchandise sales"; and

•
while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-sale systems and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between "Food and beverage sales" and "Entertainment and merchandise sales."

"Cost of food and beverage" and "Cost of entertainment and merchandise", as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. "Entertainment and merchandise sales" have higher margins than "Food and beverage sales."
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
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or our Secured Credit Facilities (see discussion of our senior notes and Secured Credit Facilities under "Financial Condition, Liquidity and Capital Resources - Debt Financing"). Adjusted EBITDA is a measure used by management to evaluate our performance. Adjusted EBITDA provides additional information about certain trends, material non-cash items and unusual items that we do not expect to continue at the same level in the future, as well as other items.

Seasonality and Variation in Quarterly Results
Our operating results fluctuate seasonally due to the timing of school vacations, holidays and changing weather conditions. As a result, we typically generate higher sales volumes during the first quarter of each fiscal year. School operating schedules, holidays and weather conditions may affect sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Fiscal year
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2014 and 2013 fiscal years each consist of 52 weeks.
Results of Operations
The following table summarizes our principal sources of Total Company store sales expressed in dollars and as a percentage of Total Company store sales for the periods presented:

	Three Months Ended
	September 28, 2014		September 29, 2013
	Successor		Predecessor
	(in thousands, except percentages)
Food and beverage sales	$82,271	41.5%	$87,170	44.7%
Entertainment and merchandise sales	115,885	58.5%	107,629	55.3%
Total Company store sales	$198,156	100.0%	$194,799	100.0%

	For the 226 Day Period Ended		For the 47 Day Period Ended		Nine Months Ended
	September 28, 2014		February 14, 2014		September 28, 2014		September 29, 2013
	Successor		Predecessor		Combined(1)		Predecessor
	(in thousands, except percentages)
Food and beverage sales	$224,197	42.8%	$50,897	44.8%	$275,094	43.1%	$289,488	45.3%
Entertainment and merchandise sales	300,149	57.2%	62,659	55.2%	362,808	56.9%	349,957	54.7%
Total Company store sales	$524,346	100.0%	$113,556	100.0%	$637,902	100.0%	$639,445	100.0%

 __________________

(1)
In order to present Management’s Discussion and Analysis of Financial Condition and Results of Operations in a way that offers a meaningful period to period comparison, we have combined the Predecessor and Successor periods to arrive at the nine months ended September 28, 2014 and compared to the Predecessor nine months ended September 29, 2013; however, these combined results are considered non-GAAP financial measures

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	September 28, 2014		September 29, 2013
	Successor		Predecessor
	(in thousands, except percentages)
Total Company store sales	$198,156	99.2%	$194,799	99.4%
Franchise fees and royalties	1,533	0.8%	1,107	0.6%
Total revenues	199,689	100.0%	195,906	100.0%
Company store operating costs:
Cost of food and beverage(1)	21,167	25.7%	20,850	23.9%
Cost of entertainment and merchandise(2)	6,669	5.8%	6,976	6.5%
Total cost of food, beverage, entertainment and merchandise(3)	27,836	14.0%	27,826	14.3%
Labor expenses(3)	57,086	28.8%	56,469	29.0%
Depreciation and amortization(3)	31,622	16.0%	19,603	10.1%
Rent expense(3)	22,587	11.4%	19,672	10.1%
Other store operating expenses(3)	35,123	17.7%	34,401	17.7%
Total Company store operating costs(3)	174,254	87.9%	157,971	81.1%
Other costs and expenses:
Advertising expense	10,114	5.1%	10,644	5.4%
General and administrative expenses	13,820	6.9%	13,529	6.9%
Transaction and severance costs	5,742	2.9%	—	—%
Asset impairments	—	—%	537	0.3%
Total operating costs and expenses	203,930	102.1%	182,681	93.2%
Operating income (loss)	(4,241)	(2.1)%	13,225	6.8%
Interest expense	15,974	8.0%	1,278	0.7%
Income (loss) before income taxes	$(20,215)	(10.1)%	$11,947	6.1%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.
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

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	For the 226 Day Period Ended		For the 47 Day Period Ended		Nine Months Ended
	September 28, 2014		February 14, 2014		September 28, 2014		September 29, 2013
	Successor		Predecessor		Combined(4)		Predecessor
	(in thousands, except percentages)
Total Company store sales	$524,346	99.3%	$113,556	99.4%	$637,902	99.3%	$639,445	99.4%
Franchise fees and royalties	3,493	0.7%	687	0.6%	4,180	0.7%	3,708	0.6%
Total revenues	527,839	100.0%	114,243	100.0%	642,082	100.0%	643,153	100.0%
Company store operating costs:
Cost of food and beverage(1)	57,250	25.5%	12,285	24.1%	69,535	25.3%	69,815	24.1%
Cost of entertainment and merchandise(2)	17,426	5.8%	3,729	6.0%	21,155	5.8%	23,256	6.6%
Total cost of food, beverage, entertainment and merchandise(3)	74,676	14.2%	16,014	14.1%	90,690	14.2%	93,071	14.6%
Labor expenses(3)	143,781	27.4%	31,998	28.2%	175,779	27.6%	174,409	27.3%
Depreciation and amortization(3)	84,141	16.0%	9,733	8.6%	93,874	14.7%	58,666	9.2%
Rent expense(3)	53,012	10.1%	12,365	10.9%	65,377	10.2%	58,648	9.2%
Other store operating expenses(3)	84,101	16.0%	15,760	13.9%	99,861	15.7%	98,775	15.4%
Total Company store operating costs(3)	439,711	83.9%	85,870	75.6%	525,581	82.4%	483,569	75.6%
Other costs and expenses:
Advertising expense	24,802	4.7%	5,903	5.2%	30,705	4.8%	32,960	5.1%
General and administrative expenses	32,576	6.2%	7,963	7.0%	40,539	6.3%	42,950	6.7%
Transaction and severance costs	43,263	8.2%	11,634	10.2%	54,897	8.5%	—	—%
Asset impairments	—	—%	—	—%	—	—%	763	0.1%
Total operating costs and expenses	540,352	102.4%	111,370	97.5%	651,722	101.5%	560,242	87.1%
Operating income (loss)	(12,513)	(2.4)%	2,873	2.5%	(9,640)	(1.5)%	82,911	12.9%
Interest expense	43,256	8.2%	1,151	1.0%	44,407	6.9%	5,509	0.9%
Income (loss) before income taxes	$(55,769)	(10.6)%	$1,722	1.5%	$(54,047)	(8.4)%	$77,402	12.0%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.

(4)
In order to present Management’s Discussion and Analysis of Financial Condition and Results of Operations in a way that offers a meaningful period to period comparison, we have combined the Predecessor and Successor periods to arrive at the nine months ended September 28, 2014 and compared to the Predecessor nine months ended September 29, 2013; however, these combined results are considered non-GAAP financial measures.

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

Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013
Revenues
Company store sales increased $3.4 million, or 1.7%, to $198.2 million during the third quarter of 2014 compared to $194.8 million during the third quarter of 2013. The increase in Company store sales is primarily due to revenues generated from four net new stores (including the acquisition of one franchisee) opened since the end of the third quarter of 2013, offset by a 0.2% decrease in comparable store sales.
Company Store Operating Costs
During the third quarter of 2014, the Cost of food, beverage, entertainment and merchandise, as a percentage of Company store sales, decreased 30 basis points to 14.0% as compared to 14.3% during the third quarter of 2013. We believe this decrease was attributable to a shift in revenue mix from food and beverage to entertainment and merchandise, partially offset by commodity cost inflation.
Labor expenses increased $0.6 million to $57.1 million during the third quarter of 2014 from $56.5 million during the third quarter of 2013. The increase is primarily due to increases in hours worked for new stores opened since the third quarter of 2013 and the hourly wage rate in several states.
Depreciation and amortization increased $12.0 million to $31.6 million during the third quarter of 2014 from $19.6 million during the third quarter of 2013 primarily due to an increase in the basis of our property, plant and equipment to fair value in accordance with the acquisition method of accounting as a result of the Merger.
Rent expense increased $2.9 million to $22.6 million during the third quarter of 2014 from $19.7 million during the third quarter of 2013. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense net of landlord contributions increased $2.2 million when compared to same period of the prior year. The increase in rent expense also was due to a $0.7 million increase in cash rent from new store development and expansions of existing stores.
Advertising Expense
Advertising expense decreased $0.5 million to $10.1 million during the third quarter of 2014 from $10.6 million during the third quarter of 2013. The decrease is primarily related to a reduction in digital brand advertising spend and a decrease in television production costs as a result of the timing of new commercials, offset by an increase in national television advertising.
General and Administrative Expenses
General and administrative expenses increased $0.3 million to $13.8 million during the third quarter of 2014 from $13.5 million during the third quarter of 2013, primarily due to an increase in legal fees related to pending litigation, offset by a decrease in corporate compensation costs.
Transaction and Severance Costs
Transaction and severance costs increased $5.7 million in the third quarter of 2014 due to transaction costs associated with the Sale Leaseback.

Interest Expense
Interest expense increased $14.7 million to $16.0 million for the third quarter of 2014 from $1.3 million for the third quarter of 2013. Interest expense for the third quarter includes amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, commitment and other fees related to our Secured Credit Facilities and interest related to the Sale Leaseback. The increase in our interest expense for the period was caused by an increase in our level of debt, which increased in 2014 as a result of debt issued to fund the Acquisition, as well as an increase in our weighted average effective interest rate. The weighted average effective interest rate under our Secured Credit Facilities and senior notes increased to 5.7% as of the third quarter of 2014 from 1.7% for the third quarter of 2013.

Nine months ended September 28, 2014 Compared to Nine months ended September 29, 2013
Revenues
Company store sales decreased $1.5 million, or 0.2%, to $637.9 million in the first nine months of 2014 compared to $639.4 million in the first nine months of 2013. The decrease in Company store sales is primarily due to a 2.4% decrease in comparable store sales, offset by revenues generated from four net new stores (including the acquisition of one franchisee)opened since the end of the third quarter of 2013.
Company Store Operating Costs
Overall, the Cost of food, beverage, entertainment and merchandise, as a percentage of Total Company store sales, decreased 40 basis points to 14.2% in the first nine months of 2014 compared to 14.6% in the first nine months of 2013. We believe this decrease was attributable to our cost savings initiatives that were fully implemented in the second quarter of 2013, partially offset by commodity cost inflation.
Labor expenses increased $1.4 million to $175.8 million in the first nine months of 2014 compared to $174.4 million in the first nine months of 2013. The increase was primarily related to an increase in health insurance costs during the second quarter of 2014, partially offset by a decrease in sales bonuses as a result of current sales performance.
Depreciation and amortization increased $35.2 million to $93.9 million in the first nine months of 2014 compared to $58.7 million in the first nine months of 2013 primarily due to an increase in the basis of our property, plant and equipment to fair value in accordance with the acquisition method of accounting as a result of the Merger.
Rent expense increased $6.8 million to $65.4 million in the first nine months of 2014 compared to $58.6 million in the first nine months of 2013. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense net of landlord contributions increased $4.3 million when compared to same period of the prior year. The increase in rent expense also was due to a $2.4 million increase in cash rent from new store development and expansions of existing stores.
Advertising Expense
Advertising expense decreased $2.3 million to $30.7 million in the first nine months of 2014 from $33.0 million in the first nine months of 2013. The decrease is primarily related to a reduction in digital brand advertising spend and a decrease in television production costs as a result of the timing of new commercials, partially offset by an increase in national television advertising.
General and Administrative Expenses
General and administrative expenses decreased $2.5 million to $40.5 million in the first nine months of 2014 from $43.0 million in the first nine months of 2013, primarily due to a decrease in corporate compensation costs, partially offset by an increase in legal fees related to pending litigation.
Transaction and Severance Costs
Transaction and severance costs increased $54.9 million in the first nine months of 2014 due to transaction costs of $37.8 million related to the Merger and the Sale Leaseback, accelerated stock-based compensation costs of $11.1 million and employee termination benefits of $6.0 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger.

Interest Expense
Interest expense increased $38.9 million to $44.4 million in the first nine months of 2014 from $5.5 million in the first nine months of 2013. Interest expense for the first nine months includes debt issuance costs related to the bridge loan facility, amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, commitment and other fees related to our Secured Credit Facilities and interest related to the Sale Leaseback. The increase in our interest expense for the period was caused by an increase in our level of debt which increased in 2014 as a result of debt issued to fund a portion of the Acquisition, as well as an increase in our weighted average effective interest rate.  The weighted average effective interest rate for the first nine months of 2014 was further impacted by $4.7 million of debt issuance costs related to borrowings under the bridge loan facility, which we used to fund a portion of the Acquisition and expensed in the first quarter. Our weighted average effective interest rate under our Secured Credit Facilities and senior notes, including the bridge loan facility, for the first nine months of 2014 was 6.1% compared to 1.7% for the first nine months of 2013. Excluding the bridge loan facility issuance costs, our weighted average effective rate would have been 5.7% for the 226 day period ended September 28, 2014.
Income Taxes
We recorded an effective income tax rate of 27.4% for the nine months ended September 28, 2014 compared to an effective income tax rate of 38.1% for the nine months ended September 29, 2013. The change in our effective income tax rate was primarily caused by nondeductible transaction costs related to the Merger.

Financial Condition, Liquidity and Capital Resources
Overview of Liquidity
We finance our business activities through cash flows provided by our operations.
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
Funds generated by our operating activities and available cash and cash equivalents continue to be our primary sources of liquidity. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our strategic plan and capital initiatives for the next twelve months. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels. Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit agreement governing such facility, including our compliance with certain prescribed covenants, as more fully described below. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures and servicing our debt.
Total cash requirements of the Merger of approximately $1.4 billion were used to (a) purchase common stock and unvested restricted shares issued to our employees and non-employee directors; (b) repay and terminate the Predecessor's revolving credit facility (the "Predecessor Facility"); and (c) pay certain fees, transaction costs and expenses related to the Merger. These financing requirements were funded by (a) $350.0 million of equity contributions from the Apollo Funds; (b) $248.5 million of borrowings under a new bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing.
Debt Financing
Predecessor Facility
In connection with the Merger on February 14, 2014, we repaid the total outstanding borrowings of $348.0 million under the Predecessor Facility, as well as all incurred and unpaid interest on our Predecessor Facility. The debt issuance costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting.
Secured Credit Facilities
In connection with the Merger, on February 14, 2014, we entered into new senior secured credit facilities ("Secured Credit Facilities"), which include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the "term loan facility") and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the "revolving credit facility"). Upon the consummation of the Acquisition, we had no borrowings outstanding under the revolving credit facility and $11.1 million of letters of credit issued but undrawn under the facility. As of September 28, 2014, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.
In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving credit facility in an aggregate amount of up to the sum of (x) $200.0 million plus (y) such additional amount as long as, (i) in the case of loans under additional credit facilities that rank equally and without preference with the liens on the collateral securing the Secured Credit Facilities, our consolidated net first lien senior secured leverage ratio would be no greater than 4.25 to 1.00 and (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Secured Credit Facilities, our consolidated total net secured leverage ratio would be no greater than 5.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

We received proceeds on the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in "Deferred financing costs, net" on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in "Interest expense" on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate ("LIBOR") determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%.; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The initial applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down based on our first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs based on our first lien senior secured leverage ratio. During the 226 day period ended September 28, 2014, the federal funds rate ranged from 0.06% to 0.10%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.15% to 0.16%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the quarter ended September 28, 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00, and as a result, the applicable margin under the term loan facility will step down from 3.25% to 3.00% with respect to LIBOR borrowings and step down from 2.25% to 2.00% with respect to base rate borrowings, and the commitment fee’s applicable margin in relation to our revolving credit facility which we currently have unutilized (with the exception of our outstanding letters of credit issued but undrawn) will step down from 0.50% to 0.375%.  These step-downs will take effect the middle of November 2014.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.8% for the 226 day period ended September 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014, the three and nine months ended September 29, 2013 were 1.6%, 1.7%, and 1.7%, respectively.
The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to November 2021, with the balance paid at maturity. In addition, the Secured Credit Facilities include customary mandatory prepayment requirements based on certain events, such as asset sales, debt issuances and defined levels of excess cash flow.
We may voluntarily repay outstanding loans under the Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event as described below, subject to customary "breakage" costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the term loan facility borrowings resulting in a lower yield occurring at any time during the first six months after the closing date will be accompanied by a 1.00% prepayment premium or fee, as applicable.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of September 28, 2014, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the covenant was not in effect.

The Secured Credit Facilities also contain customary affirmative covenants and events of default, and the negative covenants limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests will consist of a first-priority lien with respect to the collateral.
Senior Unsecured Debt
Also in connection with the Merger on February 14, 2014, we borrowed $248.5 million under a bridge loan facility (the "bridge loan facility") and used the proceeds to fund a portion of the Acquisition. We incurred $4.7 million of financing costs and $0.2 million of interest related to the bridge loan facility, which are included in "Interest expense" in our Consolidated Statements of Earnings for the 226 day period ended 226 day period ended.
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due 2022 (the "senior notes") in a private offering. The senior notes bear interest at a rate of 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the "indenture"). Prior to February 15, 2017, we may redeem (i) up to 40.0% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108.0% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable "make-whole" premium set forth in the indenture.
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in "Deferred financing costs, net" on our Consolidated Balance Sheets. The deferred financing costs are amortized over the life of the senior notes and are included in "Interest expense" on our Consolidated Statements of Earnings.
Our obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our Secured Credit Facilities.
The indenture contains restrictive covenants that limit our ability to, among other things: incur additional debtor issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; and restrict dividends from our subsidiaries.

Sources and Uses of Cash
The following table presents summarized consolidated cash flow information for the periods presented:

	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 28, 2014	September 29, 2013
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Net cash provided by operating activities	$37,462	$22,314	$59,776	$123,755
Net cash used in investing activities	(986,943)	(9,659)	(996,602)	(51,508)
Net cash provided by (used in) financing activities	1,171,359	(13,844)	1,157,515	(70,196)
Effect of foreign exchange rate changes on cash	(77)	(313)	(390)	(303)
Change in cash and cash equivalents	$221,801	$(1,502)	$220,299	$1,748
Interest paid	$29,914	$938	$30,852	$5,713
Income taxes paid (refunded), net	$22,777	$(79)	$22,698	$25,616
Net cash provided by operating activities decreased by $64.0 million to $59.8 million in the first nine months of 2014 from $123.8 million in the first nine months of 2013. The decrease was primarily driven by transaction and severance costs and an increase in interest expense, all of which were incurred in connection with the Merger.
Net cash used in investing activities increased to $996.6 million in the first nine months of 2014 from $51.5 million in the first nine months of 2013, primarily due to the $946.9 million paid as part of the Acquisition.
Net cash provided by (used in) financing activities increased to $1.2 billion in the first nine months of 2014 from $(70.2) million in the first nine months of 2013. The increase primarily related to proceeds from the issuance of debt in connection with Parent's acquisition of the Company, the Apollo Funds' equity contribution of $350 million and proceeds from the Sale Leaseback, partially offset by the repayment of the Predecessor Facility.
The following table presents summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources:

	September 28, 2014	December 29, 2013
	Successor	Predecessor
	(in thousands)
Cash and cash equivalents	$240,985	$20,686
Term loan facility, net of unamortized original issue discount	$754,637	$—
Senior notes	$255,000	$—
Predecessor Facility	$—	$361,500
Available unused commitments under revolving credit facility	$139,100	$127,600
Our cash and cash equivalents totaled $241.0 million and $20.7 million as of September 28, 2014 and December 29, 2013, respectively. Cash and cash equivalents as of September 28, 2014 and December 29, 2013 includes $7.8 million and $8.2 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
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

Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During 2014, we currently expect to complete 225 game enhancements, eight major remodels and three store expansions, and we currently expect to open a total of 11 to 13 new domestic Company-owned stores, including two relocated stores and one acquisition from a franchisee, in 2014. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. We currently estimate capital expenditures in 2014 will total approximately $75 million to $80 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	Successor	Predecessor
	(in thousands)
Growth capital spend(1)	$25,390	$31,780
Maintenance capital spend(2)	$24,268	$22,666
Total Capital Spend(3)	49,658	54,446
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
(3)    Total capital spend does not include $0.4 million of goodwill and intangible assets associated with the franchise acquisition during the second quarter of 2014, which is included in Purchases of property and equipment on the Consolidated Statement of Cash Flows.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 28, 2014, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to "Off Balance Sheet Arrangements and Contractual Obligations" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 12, 2014.
The following table summarizes material changes to our contractual obligations since December 29, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Secured credit facilities	$758,100	$7,600	$17,100	$13,300	$720,100
Senior notes	255,000	—	—	—	255,000
Interest obligations(1)	371,173	54,456	116,335	97,960	102,422
Advertising Spend	27,093	19,821	7,272	—	—
	$1,411,366	$81,877	$140,707	$111,260	$1,077,522
 __________________

(1)
Interest obligations represent an estimate of future interest payments under our Secured Credit Facilities and senior notes. We calculated the estimate based on the terms of the Secured Credit Facilities and senior notes. Our estimate uses interest rates in effect during the 226 day period ended September 28, 2014 and assumes we will not have any amounts drawn on our revolving credit facility.

In addition, see further discussion of our indebtedness and future debt obligations above under "Financial Condition, Liquidity and Capital Resources - Debt Financing." As of September 28, 2014, there have been no other material changes to our contractual obligations since December 29, 2013.

Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under "Critical Accounting Policies and Estimates" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 12, 2014. As of September 28, 2014, there has been no material change to the information concerning our critical accounting policies and estimates, with the exception of the addition of acquisition accounting in connection with the Merger.
The Company has accounted for the Merger as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The Acquisition and the allocation of the purchase price have been recorded as of February 14, 2014. In connection with the purchase price allocation, the Company has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of February 14, 2014, the Company recorded purchase accounting adjustments to the carrying value of property and equipment and intangible assets, including our "Chuck E. Cheese's" tradename, franchise agreements and favorable leases. The Company has also revalued our rent related liabilities. The purchase price allocation could change in subsequent periods, up to one year from the Merger date. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow, including cash interest and rent. However, such adjustments could result in material changes to our Consolidated Financial Statements.
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business ("goodwill"), trademarks and trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets either qualitatively or quantitatively annually at the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.
Recoverability of the carrying value of goodwill is measured at the reporting unit level. In performing a quantitative analysis, we measure the recoverability of goodwill for our reporting units using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, we will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount.
In performing a quantitative analysis, recoverability is measured by a comparison of the carrying amount of the indefinite-lived intangible asset over its fair value. Any excess of the carrying amount of the indefinite-lived intangible asset over its fair value is recognized as an impairment loss.

We test indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors.

Recently Issued Accounting Guidance
Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" to our Consolidated Financial Statements included in Part I, Item 1. "Financial Statements" of this Periodic Report for a description of recently issued accounting guidance.

Presentation of Non-GAAP Measurements
EBITDA, a measure used by management to assess operating performance, is defined as Net income plus interest expense, income taxes and depreciation and amortization.
Adjusted EBITDA, another measure used by management to assess operating performance, is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture and/or the Secured Credit Facilities.
We have provided EBITDA and Adjusted EBITDA in this report because we believe they provide investors with additional information to measure our performance. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future, as well as other items. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance and understanding certain significant items.
EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the United States ("GAAP"), and our use of the terms EBITDA and Adjusted EBITDA varies from others in our industry. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness.
In addition, Adjusted EBITDA:

•	does not include one-time expenditures;

•	excludes the impairment of Company-owned stores or impairments of long-lived assets and gains or losses upon disposal of property or equipment;

•	excludes non-cash equity based compensation expense;

•
reflects the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus the actual cash received from landlords incentives and allowances in the period;

•	reflects franchise fees received on a cash basis post-acquisition;

•	excludes the purchase accounting impact to unearned revenue at the time of the acquisition;

•	excludes start-up and marketing costs incurred prior to the opening of new Company-owned stores;

•
excludes non-recurring income and expenses primarily related to (i) non-recurring franchise fee income; (ii) severance costs; (iii) employee and other legal claims and settlements; (iv) sales and use tax refunds; and (v) certain insurance recoveries relating to prior year expense;

•	includes estimated cost savings, including some adjustments not permitted under Article 11 of Regulation S-X; and

•
does not reflect the impact of earnings or charges resulting from matters that we, the initial purchasers of the senior notes, the current holders of the senior notes or the lenders under the Secured Credit Facilities may consider not to be indicative of our ongoing operations.

Our definition of Adjusted EBITDA allows us to add back certain non-cash and non-recurring charges or costs that are deducted in calculating Net income. However, these are expenses that may recur, vary greatly and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Because of these limitations, we rely primarily on our GAAP results and use EBITDA and Adjusted EBITDA only supplementally.

	Three Months Ended
	September 28, 2014	September 29, 2013
	Successor	Predecessor
	(in thousands)
Net income (loss) as Reported	$(13,279)	$7,439
Interest expense	15,974	1,278
Income tax expense (benefit)	(6,936)	4,508
Depreciation and amortization	32,143	19,838
EBITDA	27,902	33,063
Non-cash impairments, gain or loss on disposal(1)	2,672	1,566
Non-cash stock-based compensation(2)	191	2,244
Rent expense book to cash(3)	2,008	(201)
Franchise revenue, net cash received(4)	2,104	—
Impact of purchase accounting(5)	610	—
Store pre-opening costs(6)	(22)	729
One-time items(7)	8,546	77
Cost savings initiatives(8)	529	1,454
Adjusted EBITDA	$44,540	$38,932

	For the 226 Day Period Ended	For the 47 Day Period Ended	Nine Months Ended	Nine Months Ended
	September 28, 2014	February 14, 2014	September 28, 2014	September 29, 2013
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Net income (loss) as Reported	$(39,935)	$704	$(39,231)	$47,935
Interest expense	43,256	1,151	44,407	5,509
Income tax expense (benefit)	(15,834)	1,018	(14,816)	29,467
Depreciation and amortization	85,383	9,883	95,266	59,269
EBITDA	72,870	12,756	85,626	142,180
Non-cash impairments, gain or loss on disposal(1)	5,223	294	5,517	1,467
Non-cash stock-based compensation(2)	191	12,639	12,830	6,469
Rent expense book to cash(3)	8,469	(1,190)	7,279	671
Franchise revenue, net cash received(4)	2,204	—	2,204	—
Impact of purchase accounting(5)	1,023	—	1,023	—
Store pre-opening costs(6)	485	131	616	1,278
One-time items(7)	46,532	(165)	46,367	427
Cost savings initiatives(8)	1,696	502	2,198	4,335
Adjusted EBITDA	$138,693	$24,967	$163,660	$156,827
__________________

(1)	Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets and (ii) gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

(3)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlords incentives and allowances in the period in which it was received.

(4)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which are not recorded as revenue until the franchise store is opened.

(5)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(6)
Relates to start-up and marketing costs incurred prior to the opening of new Company-owned stores and generally consists of payroll, recruiting, training, supplies and rent incurred prior to store opening.

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger; (ii) severance expense and executive termination benefits; (iii) employee and other legal claims and settlements; (iv) sales and use tax refunds; and (v) certain insurance recoveries relating to prior year expense.

(8)
Relates to estimated net cost savings primarily from (i) the change from public to private ownership upon the closing of the Acquisition and elimination of public equity securities, with reductions in investor relations activities, directors fees and certain legal and other securities and filing costs; (ii) the full-year effect of cost savings initiatives implemented by the Company in 2013; (iii) the estimated effect of cost savings following the Acquisition from participation in Sponsor-leveraged purchasing programs including various supplies, travel and communications purchasing categories; (iv) the net impact of labor savings associated with changes in management; and net of (v) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as "may," "should," "could," "believe," "predict," "potential," "continue," "plan," "intend," "expect," "anticipate," "future," "project," "estimate" and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 12, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Changes in consumer discretionary spending;

•	Impacts on our business and financial results from economic uncertainty in the United States and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues;

•	Expansion in international markets;

•	Increases in our leverage;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations, including health care reform;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Existence or occurrence of certain public health issues;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate; and

•	Litigation risks associated with our merger.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of September 28, 2014 of $758.1 million accrue interest at variable rates. We have elected to base our interest on the cost of funds for Eurodollar deposits, which uses LIBOR (a variable interest rate) and is subject to a 1% floor. During the 226 day period ended September 28, 2014, the one month LIBOR ranged from 0.15% to 0.16%. Therefore, a hypothetical increase of 100 basis points in the one-month LIBOR, assuming no change in our outstanding debt balance, would have increased interest expense by $0.5 million for the 226 day period ended September 28, 2014, or approximately $1.2 million on an annualized basis.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term cancellable purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations. For the three and nine months ended September 28, 2014, the weighted average cost of a block of cheese was $2.08 and $2.14, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million and $1.1 million for the three and nine months ended September 28, 2014, respectively. For the three and nine months ended September 28, 2014, the weighted average cost of dough per pound was $0.41 and $0.42, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million and $0.3 million for the three and nine months ended September 28, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the 226 day period ended September 28, 2014 our Canadian stores generated $0.9 million of operating loss compared to our consolidated operating loss of $12.5 million. For the 47 day period ended February 14, 2014, our Canadian stores generated $0.4 million of operating income compared to our consolidated operating income of $2.9 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in "Accumulated other comprehensive income" and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the 226 day period ended September 28, 2014 were $0.8888 and $0.9397, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the 226 day period ended September 28, 2014 would have increased our reported consolidated operating results by approximately $0.1 million. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the 47 day period ended February 14, 2014 were $0.8945 and $0.9408, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the 47 day period ended February 14, 2014 would have reduced our reported consolidated operating results by less than $0.1 million.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 28, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Employment-Related Litigation: On January 27, 2014, a purported class action lawsuit against the Company, entitled Franchesca Ford v. CEC Entertainment, Inc. d/b/a Chuck E. Cheese’s (the "Ford Litigation"), was filed in San Francisco County Superior Court, California, Cause Number CGC 14-536992. The Company received service of process on February 26, 2014. The Ford Litigation was filed by Franchesca Ford, a former store employee, claiming to represent other similarly situated hourly non-exempt employees and former employees of the Company in California from January 27, 2010 to the present. The lawsuit alleges violations of the state wage and hour laws involving unpaid vacation wages, meal and rest periods, wages due upon termination and waiting time penalties. The plaintiff seeks an unspecified amount in damages. On March 27, 2014, the Company removed the Ford Litigation to the U.S. District Court Northern District of California San Francisco Division, Cause Number 3:14-cv-01420-MEJ. On April 25, 2014, the plaintiff petitioned the court to remand the Ford Litigation to California state court and on July 10, 2014, the motion to remand was denied. The case thus will proceed in federal court. The parties have exchanged initial disclosures but no other formal discovery. The Company's investigation is on-going. We believe the Company has meritorious defenses to this lawsuit and intends to vigorously defend against it, including the Ford Litigation plaintiff’s efforts to certify a California class action.
On March 24, 2014, a purported class action lawsuit against the Company, entitled Franchesca Ford and Isabel Rodriguez v. CEC Entertainment, Inc. d/b/a Chuck E. Cheese's (the "FCRA Litigation"), was filed in U.S. District Court Southern District, California, Case Number 3:14-cv-00677-JLS-JLB. The Company received service of process on March 31, 2014. The FCRA Litigation was filed by Franchesca Ford and Isabel Rodriguez claiming to represent other similarly situated applicants who were subject to pre-employment background checks with the Company across the United States and in California from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. On May 21, 2014, the Company filed an answer to the complaint. The Court conducted an Early Neutral Evaluation Conference in the case on June 30, 2014, and a Continued Early Neutral Evaluation Conference on August 13, 2014 and September 23, 2014. The parties reached a settlement in principle at the September 23rd session of the Continued Early Neutral Evaluation Conference to settle the action on a class-wide basis. The settlement would result in the dismissal of all claims asserted in the action, along with certain related claims and releases in exchange for a maximum settlement payment of $1,750,000, a substantial portion of which would be covered by the Company's insurance carrier.
The Company has accrued for all probable and reasonably estimable losses associated with the above claims.

In October 2014, the Company was served with a complaint alleging misclassification of certain restaurant managers as exempt employees under federal and New York law. The Company is considering its response. It is too early in the litigation to determine what, if any, potential liability may exist.
Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, four putative shareholder class actions were filed on behalf of purported stockholders of the Company against the Company, its directors, Apollo, Parent and Merger Sub in connection with the Merger Agreement and the transactions contemplated thereby in the District Court of Shawnee County, Kansas. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the "Coyne Action"). The second purported class action, which is captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the "Solak Action"). The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. (the "Dixon Action"). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 and additionally names as defendants, Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the "LMPERS Action")(together with the Coyne, Solak, and Dixon Actions, the "Shareholder Actions").
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly make it less likely that the Board would be able to consider alternative acquisition proposals. The Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached their fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the "Statement") filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
Each of the Shareholder Actions allege that Apollo aided and abetted the Board’s breaches of fiduciary duties. The Solak and Dixon Actions allege that CEC also aided and abetted such breaches, and the Solak and LMPERS Actions further allege that Parent and the Merger Sub aided and abetted such actions. The LMPERS Action further alleges that Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. aided and abetted such actions.
The Shareholder Actions seek, among other things, rescission of these transactions, damages, attorneys’ and experts’ fees and costs and other relief that the court may deem just and proper.
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the "Coyne Amended Complaint"); furthermore, on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the "Solak Amended Complaint") (together, the "Amended Complaints"). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board approved the Statement which omitted certain material information in violation of their fiduciary duties. The Amended Complaints further request an order directing the Board to disclose such allegedly omitted material information. Additionally, the Solak Amended Complaint adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
On January 28, 2014, the plaintiffs in the Coyne and Dixon Actions jointly filed a motion in each action for a temporary restraining order, expedited discovery, and the scheduling of a hearing for the plaintiffs’ anticipated motion for temporary injunction seeking expedited discovery and a hearing date in anticipation of a motion for a temporary injunction.  CEC Entertainment, Inc. and the individual defendants filed responses to those motions on January 31, 2014.
On February 6, 2014, the plaintiff in the LMPERS Action filed a motion to join the January 28 motion, and the plaintiff in the Solak Action filed a motion for expedited proceedings in anticipation of a motion for a temporary injunction.
On February 7, 2014 and February 11, 2014, the plaintiffs in the four actions pending in Kansas withdrew their respective motions and determined to pursue a consolidated action for damages after the Tender Offer closed.
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57. Thereafter, the parties engaged in limited discovery. By stipulation of the parties, the Company has no obligation to answer, move, or otherwise respond to the complaints filed in the Coyne, Solak, Dixon or LMPERS Actions until after the plaintiffs serve a consolidated amended complaint, or designate an operative complaint or amended complaint.

A fifth purported class action, which was captioned McCullough v Frank, et al. Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014 (the "McCullough Action"). On May 21, 2014, the County Court of Dallas County, Texas dismissed the McCullough Action for want of prosecution.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the "Appraisal Petitioners"), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will substantially be completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice followed, pottentially, by a trial on the merits of the Appraisal Petitioners' claims thereafter. We are currently in settlement negotiations with the Appraisal Petitioners, but no settlement has been reached. The Company has accrued for all probable and reasonably estimable losses associated with this claim.
The Company believes these lawsuits are without merit and intends to defend them vigorously; however, we are presently unable to predict the ultimate outcome of this litigation.
ITEM 1A. Risk Factors.
We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2013, filed with the SEC on February 12, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information related to repurchases of our common stock during the 47 day period ended February 14, 2014 and the maximum dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Predecessor:
December 30, 2013 – January 26, 2014	2,907	$48.53	—	$128,880,167
January 27 – February 14, 2014(2)	—	$—	—	$—
Total	2,907	$48.53	—	$—
 __________________

(1)
For the period ended January 26, 2014, the total number of shares purchased were tendered by employees to satisfy tax withholding requirements on the vesting of restricted stock awards, which are not deducted from shares available to be purchased under our stock repurchase program. Shares tendered by employees to satisfy tax withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)	As a result of the Merger on February 14, 2014, our stock ceased to be traded on the New York Stock Exchange and all of our outstanding shares were purchased for $54.00 per share.

In order to complete the Merger, on February 14, 2014, following the expiration of the Tender Offer, Merger Sub exercised its option pursuant to the Merger Agreement (the "Top-Up Option") to purchase directly from the Company, at the Offer Price, a number of newly issued shares of the Company’s common stock (the "Top-Up Shares") equal to the number of shares of common stock that, when added to the number of shares of common stock held by Parent and Merger Sub at the time of such exercise, constituted one share more than 90% of the total shares of common stock then outstanding on a fully diluted basis immediately after the issuance of the Top-Up Shares pursuant to the Top-Up Option.
Accordingly, the Company issued 38,277,866 Top-Up Shares to Merger Sub, at a price per share of $54.00. The aggregate consideration of $2,067,004,764 for the Top-Up Shares was provided (i) in part by an equity capital contribution by the Apollo Funds, paid in cash, and (ii) in part by a promissory note from Merger Sub payable to the Company in the amount of $2,063,176,977, which was extinguished when Merger Sub merged with and into CEC Entertainment, Inc. following the successful completion of the Merger.
The Top-Up Shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

ITEM 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
4.1*	First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc. (the “Company”), CEC Entertainment Leasing Company and Wilmington Trust, National Association

10.1
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

CEC ENTERTAINMENT, INC.

November 12, 2014	By:	/s/ Temple H. Weiss
Temple H. Weiss
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

November 12, 2014		/s/ Laurie E. Priest
Laurie E. Priest
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1*	First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc. (the “Company”), CEC Entertainment Leasing Company and Wilmington Trust, National Association

10.1
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.

†
Pursuant to Item 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.