Form 10-K
period 2014-12-28
CEC ENTERTAINMENT INC
filed 2015-03-05
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4441 West Airport Freeway Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)
(972) 258-8507
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant is held by non-affiliates.
As of February 19, 2015, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including but not limited to:

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Changes in consumer discretionary spending;

•	Impacts on our business and financial results from economic uncertainty in the United States and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues;

•	Expansion in international markets;

•	Our ability to successfully integrate the operations of companies we acquire;

•	Our ability to generate sufficient cash flow to meet our debt service payments;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Existence or occurrence of certain public health issues;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate; and

•	Litigation risks associated with our merger.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. Business.
Company Overview
The Company was originally incorporated under the name ShowBiz Pizza Place, Inc. and began trading on the NASDAQ Stock Market in 1989. In 1998, the Company changed its name to CEC Entertainment, Inc. and began trading on the New York Stock Exchange. CEC Entertainment, Inc. remained a publicly traded company until its common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014.
On October 16, 2014, we completed the acquisition of Peter Piper Pizza, a leading Arizona-based pizza and entertainment restaurant chain. Peter Piper Pizza was founded in 1973 in Glendale, Arizona and has evolved from a discount pizza restaurant to one of the leading pizza and entertainment restaurant chains in the southwestern United States and Mexico.
We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the names “Chuck E. Cheese’s,” and since the acquisition of Peter Piper Pizza in October 2014, “Peter Piper Pizza.” Our stores are located in 47 states and 11 foreign countries and territories. As of December 28, 2014, we and our franchisees operated a total of 731 stores, of which 559 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 172 stores located in 16 states and 10 foreign countries and territories including Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Trinidad, Saudi Arabia and the United Arab Emirates. We consider the family dining and entertainment business to be our sole reportable segment.
Chuck E. Cheese’s and Peter Piper Pizza stores offer a wholesome family dining experience, video games, skill games, rides and other attractions, along with tokens, tickets and prizes. Chuck E. Cheese’s stores are designed to uniquely appeal to its primary customer base of families with children between two and 12 years of age. Chuck E. Cheese’s and Peter Piper Pizza stores offer a variety of pizzas, wings, appetizers, salads and desserts, as well as certain gluten-free options. Soft drinks, coffee, and tea are also served, along with beer and wine in some locations. Chuck E. Cheese’s stores also offer sandwiches. Most Peter Piper Pizza stores offer lunch buffet options with unlimited pizza, salad and breadsticks.
We believe that the dining and entertainment components of our business are interdependent, and therefore, we primarily manage and promote them as an integrated product. Our typical guest experience involves a combination of wholesome family dining and entertainment comprised of games, rides and other activities. We also believe our unique integrated experience drives our strategic plan as we continuously endeavor to increase customer traffic in our stores, benefiting both dining and entertainment revenue.
Merger
On January 15, 2014, CEC Entertainment, Inc. entered into an agreement and plan of merger (the “Merger Agreement”) with Queso Holdings Inc., a Delaware corporation (“Parent”), and Q Merger Sub Inc., a Kansas corporation (“Merger Sub”). Parent and Merger Sub were controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries. Pursuant to the Merger Agreement, on January 16, 2014, Merger Sub commenced a tender offer to purchase all of the issued and outstanding shares of our common stock (the “Tender Offer”) at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”). Approximately 68% of the outstanding shares were tendered in the Tender Offer, and Merger Sub accepted all such tendered shares for payment. Following the expiration of the Tender Offer on February 14, 2014, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of common stock necessary for Merger Sub to own one share more than 90% of the outstanding shares of common stock (the “Top-Up Shares”) at the Offer Price. Following Merger Sub’s purchase of the Top-Up Shares, on February 14, 2014, Merger Sub merged with and into CEC Entertainment Inc. with CEC Entertainment Inc. surviving the merger (the “Merger”) and becoming a wholly owned subsidiary of Parent. We refer to the Merger and the Tender Offer together as the “Acquisition.” At the effective time of the Merger, each share of common stock issued and outstanding immediately prior thereto, other than common stock owned or held (a) in treasury by the Company or any wholly-owned subsidiary of the Company; (b) by Parent or any of its subsidiaries; or (c) by stockholders who validly exercised their appraisal rights, was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax. As a result of the Merger, the shares of CEC Entertainment Inc. common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014. The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the “Apollo Funds”); (b) $248.5 million of borrowings under a bridge loan facility, which were shortly thereafter repaid using the proceeds from our issuance of $255.0 million of senior notes;

and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the senior notes, term loan facility and revolving credit facility under Part II, Item 7. “Management’s Discussion and Analysis - Financial Condition, Liquidity and Capital Resources - Debt Financing.”
We completed the Merger on February 14, 2014. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. Periods presented prior to and including February 14, 2014 represent the operations of the predecessor company (“Predecessor”) and the period presented after February 14, 2014 represent the operations of the successor company (“Successor”). The fifty-two weeks ended December 28, 2014 include the 47 day Predecessor period from December 30, 2013 through February 14, 2014 (“Predecessor Period”) and the 317 day Successor period from February 15, 2014 through December 28, 2014 (“Successor Period”).
Sale Leaseback Transaction
On August 25, 2014, the Company closed its sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NNN”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the Peter Piper Pizza acquisition. We expect to use the remaining proceeds from the Sale Leaseback for capital expenditures, future liquidity needs and other general corporate purposes.
Acquisition of Peter Piper Pizza
On October 15, 2014, the Company entered into an agreement and plan of merger to acquire Peter Piper Pizza, a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico (the “PPP Acquisition”) for an aggregate purchase price of $113.1 million, net of cash acquired. We completed the PPP Acquisition, which was funded with a portion of the cash proceeds from the Sale Leaseback, on October 16, 2014.
Our Competitive Strengths
We attribute our success in large part to our established recognized brands, our unique and differentiated experience, our value-oriented family experience, our diversified and resilient business model and our experienced management team. Our stores are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese’s stores, and guest WiFi and live television in Peter Piper Pizza stores, can be experienced free of charge. We also offer our guests packaged deals whereby they can receive a combination of food, drinks and tokens at discounted prices. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.
Our Strategic Plan
Our strategic plan is focused on increasing comparable store sales, improving profitability and margins and expanding our stores domestically and internationally.
Increase Comparable Store Sales. We have multiple drivers to increase our comparable store sales. We believe that entertainment is a key driver of our sales and have remained focused on refreshing and optimizing our offerings in order to continue to provide our guests with a highly engaging and entertaining environment. During 2013, we developed a strategy to provide our stores with new games on a more regular basis and to test new major attractions in our stores. Initial concepts tested include bumper cars, laser mazes and fun houses. These major attractions have demonstrated early success and we expect to introduce select new attractions to additional stores in the near-term. We are also targeting other improvements to the stores’ offerings to enhance the guest experience away from our games. These include the introduction of Wi-Fi to all stores and the expansion of our menu to include additional items, such as desserts, wraps and thin-crust specialty pizzas. We also expect to drive comparable store sales performance through improved marketing efforts by focusing our marketing message towards kids via national television and promotional opportunities and marketing to mothers through digital advertising and some television and radio. Finally, we believe that we can modify pricing and packaging in select markets across the U.S. while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.
Improve Profitability and Margins. We continuously focus on driving financial performance through expense rationalization across all of our stores and corporate functions. We believe that continued focus on operating margins and the deployment of best practices across all of our brands and corporate functions will yield continued margin improvement. Our general managers at our stores and our corporate management staff have both revenue and profit incentives, which fosters a strict focus on both expense control and providing a high-quality experience for our guests. Additionally, we have implemented a number of cost saving initiatives across our business. We are also working on several new cost savings initiatives such as implementing labor management and store inventory systems. We expect these initiatives to generate cost savings in a number of key areas, including labor, utilities, supplies, food and general and administrative expenses. Our business model benefits from substantial operating leverage and will enable us to continue to drive margin improvement as we realize our strategic plan to grow our comparable store sales and our domestic and international store base.
Expand Our Stores Domestically and Internationally. We have developed a successful track record of opening new Chuck E. Cheese’s stores at attractive rates of return. We strategically locate our stores within convenient driving distance to large metropolitan areas with favorable demographic conditions, including but not limited to, large numbers of families with children aged two through 12. We believe that there are a significant number of locations, both domestically and internationally, with these characteristics in which a Chuck E. Cheese’s or Peter Piper Pizza store can be successful. For domestic new store openings, we undergo a rigorous due diligence and site selection process prior to opening a new store. This disciplined process has enabled us to achieve highly attractive returns, generating unlevered returns on our investment in new company-operated stores in excess of 20% on average (excluding allocated advertising). Internationally, we have focused on our franchise model, through which we have developed partnerships with strong and reputable counterparties in order to grow our concept globally. Over the last few years, we have experienced growth in our international franchise store count and expect this to be a key area of growth going forward. Our franchise model is highly attractive in that it enables us to earn predictable and high-margin cash flow without any upfront capital requirements. We also benefit from a highly scalable existing platform that enables us to manage additional domestic and international stores without any material incremental costs.
We also believe that there are a significant number of locations, both domestically and internationally, in which we can open new Peter Piper Pizza stores at similar attractive rates of return. The opening of new domestic stores will undergo the same rigorous due diligence and site selection process as employed with Chuck E. Cheese’s store openings. Internationally, we will continue to focus on growing Peter Piper Pizza through a franchise model. We believe our existing relationships with strong Chuck E. Cheese’s franchise partners, combined with existing franchise partners for Peter Piper Pizza, will allow us to continue to grow the Peter Piper Pizza brand internationally.
In 2014, we opened 11 new Company-owned Chuck E. Cheese’s stores in the United States, including two relocated stores and 10 new franchise Chuck E. Cheese’s stores in six countries, including one relocated store. We did not open any new Company-owned or franchise Peter Piper Pizza stores since acquiring Peter Piper Pizza in October 2014. In 2015, we expect to open five to 10 new Company-owned Chuck E. Cheese’s and Peter Piper Pizza stores in the United States. We also expect to open five to 10 franchised Chuck E. Cheese’s and Peter Piper Pizza stores in 2015.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.
Food and Beverages

Each Chuck E. Cheese’s and Peter Piper Pizza store offers a variety of pizzas, wings, appetizers, salads and desserts, as well as certain gluten-free options. Soft drinks, coffee and tea are also served, along with beer and wine in some locations. Chuck E. Cheese’s stores also offer sandwiches, and most Peter Piper Pizza stores offer lunch buffet options with unlimited pizza, salad and breadsticks. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors.
Food and beverage sales represented 43.2%, 44.8%, 45.1% and 46.7% of our Company store sales during the Successor fiscal 2014 period, the Predecessor fiscal 2014 period, and the fiscal years 2013 and 2012, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese’s and Peter Piper Pizza stores has a playroom area, which includes an array of amusement and entertainment options. These options range from classic skill games, such as air hockey, skee ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese’s we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and playroom floor. Each Peter Piper Pizza store also offers flat-screen televisions located throughout the dining area. Tokens are currently used to activate the games and rides in the playroom area; however, we are testing a new game card system in some of our stores that is similar to a debit card and would allow customers to activate games and rides with their own personal card. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.
Entertainment and merchandise sales represented 56.8%, 55.2%, 54.9% and 53.3% of our Company store sales during the Successor fiscal 2014 period, the Predecessor fiscal 2014 period, and fiscal years 2013 and 2012, respectively.
Franchising
As of December 28, 2014, we franchised a total of 62 Chuck E. Cheese’s stores, with 32 stores located in the United States and 30 stores located in 10 foreign countries and territories. We also had 19 signed development agreements with rights to open another 109 Chuck E. Cheese’s stores in 13 countries. As of December 28, 2014, we franchised a total of 110 Peter Piper Pizza stores, with 62 stores located in the United States and 48 stores located in Mexico. We also had six signed development agreements with rights to open another 37 Peter Piper Pizza stores in Texas. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
Our standard franchise agreements grant the franchisee the right to construct and operate a store and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. Most of our existing Chuck E. Cheese franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. Peter Piper Pizza’s franchise agreements are for a 10 year term and include a 10-year successor agreement on Peter Piper Pizza’s then standard form of agreement. The standard franchise agreement provides us with a right of first refusal should a franchisee decide to sell a store. We also enter into area development agreements which grant franchisees exclusive rights to open a specified number of stores in a designated geographic area within a specified period of time. In addition to initial franchise and area development fees, the franchisee is charged a continuing monthly royalty fee equal to a percentage of their gross monthly sales, generally up to to 6%, which varies by location and brand.
In 1985, we and our Chuck E. Cheese’s franchisees formed the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s stores. Routine business matters of the Association are conducted by a board of directors of the Association, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council that among other responsibilities, oversees expenditures, including (a) the costs of development, purchasing and placement of advertising programs, including websites; (b) the costs to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts; and (c) the purchase of national network television advertising.
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
We do not currently have any advertising co-ops or a franchise advisory council with our Peter Piper Pizza franchisees, but we reserve the right to require the formation, merger or dissolution of either or both. Franchisees are required to contribute (a) 5% of weekly gross sales to an advertising fund that is used to develop, produce, distribute and administer specific advertising, public relations and promotional programs which promote the services offered by system franchisees; and (b) 0.5% of weekly gross sales to a creative fund which is used to research, develop, produce, and support creative ideas and materials for use in commercial advertisements, public relations, and promotional campaigns in the United States (“U.S.”) and Mexico. We may elect at any time not to collect or maintain all or any portion of the advertising fund and, during such time that we have made such election, the monies not collected must be expended by the franchisees in their own markets. In addition, we are required, with respect to Peter Piper Pizza Company-owned restaurants, to contribute to the advertising and creative funds on the same basis as our franchisees.

Royalties, franchise and area development fees and other miscellaneous franchise income represented 0.9%, 0.6%, 0.6%, and 0.6% of our total consolidated revenues during the Successor fiscal 2014 period, the Predecessor fiscal 2014 period, fiscal 2013 and fiscal 2012, respectively.

Third-Party Suppliers
We use a network of 15 distribution centers managed by a single company to distribute most of the products and supplies used in our Chuck E. Cheese’s branded stores and one distribution center for our Peter Piper Pizza branded stores. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
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
Competition
The family dining and entertainment industries are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our stores. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we also compete directly and/or indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions, and other entertainment facilities for children.
Intellectual Property
We own various trademarks and proprietary rights, including Chuck E. Cheese’s®, Where A Kid Can Be A Kid®, Peter Piper Pizza® and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade names and our ownership of trademarks and proprietary rights in the names and character likenesses featured in the operation of our stores provide us with an important competitive advantage, and we actively seek to protect our interests in such property.
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

Government Regulation
We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s and Peter Piper Pizza stores. For a discussion of government regulation risks to our business, see Part I, Item 1A. “Risk Factors.”
Employees
As of December 28, 2014, we employed approximately 20,000 employees, including approximately 19,800 in the operation of our Company-owned stores and approximately 350 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.
Each Chuck E. Cheese’s and Peter Piper Pizza store typically employs a general manager, one or more managers, an electronic specialist who is responsible for repair and maintenance of the show, games and rides and approximately 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our stores will fluctuate throughout the year.
Available Information
We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). This information may also be obtained by contacting Investor Relations at 4441 W. Airport Freeway, Irving, Texas 75062 or call (972) 258-4525 to obtain a hard copy of these reports without charge. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

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
Our ability to increase revenues and improve financial results depends, to a significant degree, on our ability to successfully implement and refine our long-term growth strategy. As part of our long-term growth strategy, we plan to upgrade the games, rides and entertainment in some of our existing stores, remodel and expand certain of our existing stores and open additional new stores in selected markets. The opening and success of new Chuck E. Cheese’s and Peter Piper Pizza stores is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new stores, the potential cannibalization of sales at our adjacent stores located in the market, as well as general economic and business conditions. Our ability to successfully open new stores or remodel, expand or upgrade the entertainment at existing stores will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new stores on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments.
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
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) change in the mix of our media expenditures; and (c) promoting our brand and reasons to visit through free-standing inserts in newspapers, on television and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids television advertising, free-standing inserts in newspapers and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, our business and our consolidated financial results could be adversely affected.
We may incur additional advertising costs in the future, as there can be no assurance that our current strategy will be effective in reaching our targeted customer base.
We may not be successful in integrating the operations of companies we acquire, which could have an adverse effect on our business and results of operations.
We have engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as investments in other entities. Strategic transactions, such as the Peter Piper Pizza acquisition completed in October 2014, involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies; the diversion of management’s attention from other business concerns; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
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
Purchases at our stores are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 179 Chuck E. Cheese’s stores are located in California, Texas and Florida (176 are Company-owned and three are franchised locations), and a total of 88 Peter Piper Pizza stores are located in Arizona and Texas (30 are Company-owned and 58 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our business and our consolidated financial results.
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
Economic uncertainty in the U.S. and Canada could adversely impact our business and our consolidated financial results, or an economic slowdown could adversely affect our business and our consolidated financial results.
Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars resulting in lower customer traffic levels in our stores. Reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies and reduced access to credit may also result in lower levels of traffic to our stores. Moreover, our customer traffic may be impacted by major changes in U.S. fiscal policy. We could experience a deterioration in customer traffic and/or a reduction in the average amount spent in our stores, which would negatively impact our sales. This could result in a reduction in staffing at our stores, deferring or curtailing our capital expenditures and potential store closures. Additionally, if revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments, which could adversely impact our consolidated financial results.
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
Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new stores on a profitable basis. As we do not have a history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised stores could adversely affect our planned growth. Our franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting to the local culture. There can be no assurance that the Chuck E. Cheese’s and Peter Piper Pizza concepts will be accepted in targeted international markets.
Currently, our international franchisees operate stores in Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Trinidad, Saudi Arabia and the United Arab Emirates. We and our franchisees are subject to the regulatory, economic and political conditions of any foreign market in which our franchisees operate stores. Any change in the laws, regulations and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy and prevent us from making debt service payments.
We are a highly leveraged company. As of December 28, 2014, we had $1,008.0 million face value of outstanding indebtedness (excluding capital leases), in addition to $139.1 million available for borrowing under our revolving credit facility at that date. For the twelve months ended December 28, 2014, we had total debt service payment obligations of $53.3 million.
Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture and the agreements governing other indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	impact our rent expense on leased space, which could be significant;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•	limit our ability to repurchase shares and pay cash dividends;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest.
In addition, our credit agreement contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our revolving credit facility. If new indebtedness is added to our current debt levels, the related risks described above could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to pay principal and interest on our debt obligations will depend upon, among other things, (a) our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and (b) our future ability to borrow under our revolving credit facility, the availability of which depends on, among other things, our complying with the covenants in the credit agreement governing such facility.
We cannot be assured that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy our debt obligations.
If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of our senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the Secured Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million increase in annual interest expense on indebtedness under the Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.
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
The operation of our business is heavily dependent upon the implementation, integrity, security and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions, enterprise resource planning system, birthday reservation system and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees, on our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber-attack, damage to, interruption or failure of any of these systems could result in a failure to meet our reporting obligations, material misstatements in our Consolidated Financial Statements or losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. We purchase insurance coverage related to network security and privacy to limit the cost of any such failure or cyber-attack. Despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated, resulting in a loss of customers’ or employees’ personal information, negative publicity or harm to our business and reputation that could cause us to incur costs to reimburse third parties for damages or cause a potential decrease in guest traffic.
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
We use a network of 15 distribution centers managed by a single company to distribute most of the products and supplies used in our Chuck E. Cheese’s branded stores and one distribution center for our Peter Piper Pizza branded stores. Any failure by these distributors to adequately distribute products or supplies to our stores could increase our costs and have an adverse effect on our business and our consolidated financial results. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
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
We are subject to various government regulations, which could adversely affect our business and our consolidated financial results.
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
We have procured and maintain insurance coverage, which we believe is typical for a business of our type and size. However, we could experience a loss that either cannot be insured against or is not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws is generally not available. Under certain circumstances, plaintiffs may file certain types of claims that may not be covered by insurance. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Losses such as these, if they occur, could adversely affect our business and our consolidated financial results.
We are dependent on the service of certain key personnel, and the loss of any of these personnel could harm our business.
Our success significantly depends on the continued employment and performance of our senior management team. We have employment agreements with certain members of our senior management team. However, we cannot prevent the members of our senior management team from terminating their employment with us. Losing the services of any member of senior management could harm our business until a suitable replacement is hired, and such replacement may not have equal experience or capabilities.
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
As described in Part I, Item 3 of this report, “Legal Proceedings,” we are, and the former individual members of the Board have been named, as defendants in a number of lawsuits related to the Merger Agreement and the Merger. These suits generally allege, among other things, that the former directors breached their fiduciary duties owed to the Company’s stockholders by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would consider alternative acquisition proposals. These suits also allege that Apollo aided and abetted the former directors’ alleged breaches of fiduciary duty in connection with the Company’s entry into the Merger Agreement. Although we believe these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
Chuck E. Cheese’s and Peter Piper Pizza stores are typically located in densely populated locations, within a 20-minute drive of our guests and are predominantly situated in shopping centers or in free-standing buildings near shopping centers. On average Chuck E. Cheese’s existing stores are approximately 12,650 square feet, with table and chair seating generally averaging between 400 to 450 guests per store, and include approximately 70 games, rides and attractions. On average Peter Piper Pizza existing stores are approximately 11,200 square feet, with table and chair seating generally averaging between 350 to 400 guests per store, and include approximately 40 games, rides and attractions.
The following tables summarize information regarding the number and location of stores we and our franchisees operated as of December 28, 2014:

Domestic	Company-Owned Stores	Franchised Stores	Total
Chuck E. Cheese’s	513	32	545
Peter Piper Pizza	32	62	94
Total domestic	545	94	639
International
Chuck E. Cheese’s	14	30	44
Peter Piper Pizza	—	48	48
Total international	14	78	92
Total stores in operation	559	172	731

Domestic	Company- Owned Stores	Franchised Stores	Total
Alabama	7	1	8
Alaska	1	—	1
Arizona	32	19	51
Arkansas	6	—	6
California	81	4	85
Colorado	10	—	10
Connecticut	4	—	4
Delaware	2	—	2
Florida	31	—	31
Georgia	16	—	16
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	15	—	15
Massachusetts	11	—	11
Michigan	17	—	17
Minnesota	8	—	8
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	6	—	6
New Hampshire	2	—	2
New Jersey	16	—	16
New Mexico	5	3	8
New York	23	—	23
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	6	—	6
Oregon	1	2	3
Pennsylvania	23	—	23
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	64	46	110
Utah	2	1	3
Virginia	12	4	16
Washington	8	3	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	545	94	639

International	Company- Owned Stores	Franchised Stores	Total
Canada	14	—	14
Chile	—	6	6
Guam	—	1	1
Guatemala	—	2	2
Mexico	—	52	52
Panama	—	1	1
Peru	—	3	3
Puerto Rico	—	3	3
Trinidad	—	1	1
Saudi Arabia	—	7	7
United Arab Emirates	—	2	2
Total international	14	78	92
Total stores in operation	559	172	731

Company Store Leases
Of the 527 Company-owned Chuck E. Cheese’s stores as of December 28, 2014, 10 are owned premises and 517 are leased. All of the 32 Company-owned Peter Piper Pizza stores as of December 28, 2014 are leased premises.
The terms of our store leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 28, 2014, four of our leases were month-to-month and 34 of our leases were set to expire in 2015. Of those set to expire in 2015, three have no available renewal options and the remainder have available renewal options expiring between 2015 and 2034. Our remaining leases are set to expire at various dates through 2034, with available renewal options that expire at various dates through 2045.
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
Corporate Offices and Warehouse Facilities
We lease a 76,556 square foot office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in May 2015 with options to renew through May 2025. We have decided not to exercise our renewal options and intend to move into new leased office space in summer 2015.
Peter Piper Pizza leases a 24,539 square foot office building in Phoenix, Arizona, which serves primarily as its corporate office and restaurant support center. Of the total square footage, approximately 6,000 square feet serves as warehouse space. This lease has been terminated early, effective October 2015.
We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which primarily serves as a storage and refurbishing facility for our store fixtures and game equipment. The lease expires in August 2024 with options to renew through August 2034.

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

Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. On March 27, 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division. On April 25, 2014, the plaintiff petitioned the court to remand the Ford Litigation to California state court; on July 10, 2014, that motion was denied, so the case will proceed in federal court. The parties have exchanged formal discovery. The Company’s investigation is ongoing. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On March 24, 2014, Franchesca Ford and Isabel Rodriguez filed a purported class action lawsuit against the Company in the U.S. District Court, Southern District of California, San Diego Division. The plaintiffs claim to represent other similarly-situated applicants who were subject to pre-employment background checks with the Company in California and across the United States from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. On May 21, 2014, the Company filed an answer to the complaint. On September 23, 2014, the Company reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment of up to $1,750,000 (a substantial portion of which would be covered by the Company’s insurance carrier). On January 16, 2015, the parties executed a written settlement agreement, which will be submitted to the Court for approval. We currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
The Company has accrued for all probable and reasonably estimable losses associated with the above claims.
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the United States during the period October 17, 2011 to the present. The lawsuit alleges current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2012, the Company removed the Sinohui Litigation to the U.S. District Court, Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On January 21, 2015, the Company issued a formal written demand to the plaintiff to dismiss his motion to remand based on recent case law. If the plaintiff does not voluntarily dismiss the Motion to Remand, the Court will hear the motion at a hearing currently scheduled for February 27, 2015. The Company’s investigation is ongoing. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of the Company against the Company, its directors, Apollo, Parent and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. The first purported class action, styled Hilary Coyne v. Richard M. Frank et al. (the “Coyne Action”), was filed on January 21, 2014. The second, styled John Solak v. CEC Entertainment, Inc. et al. (the “Solak Action”), was filed on January 22, 2014. The third, styled Irene Dixon v. CEC E ntertainment, Inc. et al. (the “Dixon Action”), was filed on January 24, 2014, and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. The fourth, styled Louisiana Municipal Public Employees’ Retirement System v. Frank, et al. (the “LMPERS Action”), was filed on January 31, 2014, and additionally names as defendants, Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (Collectively, Coyne, Solak, and Dixon Actions shall be referred to as the “Shareholder Actions”).
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would be able to consider alternative acquisition proposals. The Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached its fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
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
The Shareholder Actions seek, among other things, rescission of the transactions, damages, attorneys’ and experts’ fees and costs, and other unspecified relief.
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the “Coyne Amended Complaint”), and on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the “Solak Amended Complaint”) (together, the “Amended Complaints”). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board-approved Statement omitted certain material information, in further violation of the Board’s fiduciary duties, and request an order directing the Board to disclose such allegedly-omitted material information. The Solak Amended Complaint also adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated into one action. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the consolidated lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will substantially be completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice followed, potentially, by a trial on the merits of the Appraisal Petitioners’ claims thereafter. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
Prior to the Acquisition, our common stock was listed on the New York Stock Exchange under the symbol “CEC.” As of December 28, 2014, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
We did not declare any dividends in 2014. In 2013, we declared dividends of $17.4 million.
In accordance with the Merger Agreement, our ability to declare dividends is restricted. See further discussion of the Merger in Part I, Item 1. “Business - Merger Agreement” and Part II, Item 8. “Financial Statements and Supplementary Data - Note 2. Acquisition of CEC Entertainment, Inc.” of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the fourth quarter of 2014.
In order to complete the Merger, on February 14, 2014, following the expiration of the Tender Offer, Merger Sub exercised its option pursuant to the Merger Agreement (the “Top-Up Option”) to purchase directly from the Company, at the Offer Price, a number of newly issued shares of the Company’s common stock (the “Top-Up Option”) equal to the number of shares of common stock that, when added to the number of shares of common stock held by Parent and Merger Sub at the time of such exercise, constituted one share more than 90% of the total shares of common stock then outstanding on a fully diluted basis immediately after the issuance of the Top-Up Shares pursuant to the Top-Up Option.
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

			Fiscal Year (1)
	For the 317 Day Period Ended December 28, 2014 (7) (8)	For the 47 Day Period Ended February 14, 2014 (9)	2013	2012	2011	2010
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor

	(in thousands, except percentages and store number amounts)
Statements of Earnings Data:
Company store sales	$712,098	$113,556	$816,739	$798,937	$815,894	$813,133
Sales percent increase (decrease):
Total company store sales	NM	NM	2.2%	(2.1)%	0.3%	(0.2)%
Comparable store sales (2)	NM	NM	0.4%	(2.9)%	(2.0)%	1.5%
Total revenues	718,581	$114,243	$821,721	$803,480	$821,178	$817,248
Revenues percent increase (decrease)	NM	NM	2.3%	(2.2)%	0.5%	(0.1)%
Operating income (loss)	$(32,259)	$2,873	$83,471	$79,071	$97,979	$104,902
As a percent of total revenues	NM	2.5%	10.2%	9.8%	11.9%	12.8%
Net income (loss)	$(62,088)	$704	$47,824	$43,590	$54,962	$54,034
Balance Sheet Data (end of year):
Total assets	$1,864,143	NM	$791,611	$801,806	$772,471	$778,029
Total debt (3)	$1,023,870	NM	$382,879	$412,216	$400,509	$388,262
Stockholders’ equity	$292,586	NM	$160,768	$143,274	$124,177	$158,062
Dividends declared (4)	$—	$—	$17,372	$16,182	$15,806	$—
Non-GAAP Financial Measures:
Adjusted EBITDA (5)(6)	$170,456	$24,967	$186,131	$184,024	$198,412	—
Adjusted EBITDA as a percent of Total revenues	23.7%	21.9%	22.7%	22.9%	24.2%	—
Number of Stores (end of period):
Company-owned	559	NM	522	514	507	507
Franchised	172	NM	55	51	49	47
	731	NM	577	565	556	554
_______________________

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. All fiscal years presented were 52 weeks.

(2)
We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or operated by us for 12 months for acquired stores. We believe comparable store sales to be a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable store sales for the Successor period excludes the Peter Piper Pizza stores that were acquired in October 2014 as we have operated them for less than 12 months. On a proforma basis, combining the successor and predecessor periods, Chuck E. Cheese’s comparable store sales decreased 2.2% in 2014. On a standalone basis Peter Piper Pizza’s comparable store sales increased 4.6% in 2014, 4.9% in 2013 and 4.6% in 2012.

(3)	Total debt includes our senior notes, our outstanding borrowings under the term loan facility the revolving credit facility and the Predecessor Facility, and capital lease obligations.

(4)	No cash dividends on common stock have been paid or declared since the Merger, and no cash dividends on common stock were declared prior to 2011.

(5)
See the definition of Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Measures” below.

(6)	Adjusted EBITDA for 2010 was not calculated as not all information to determine the required adjustments was not available.

(7)	The financial results for the period February 15, 2014 through December 28, 2014 represent the 317 day Successor period reflecting the Merger.

(8)	Results for the Successor period include the revenues and expenses for Peter Piper Pizza for the 73 day period from October 17, 2014 through December 28, 2014.

(9)	The financial results for the period December 29, 2013 through February 14, 2014 represent the 47 day Predecessor period prior to the Merger.
Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Earnings Before Interest, Taxes, Depreciation and Amortization adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture and/or the Secured Credit Facilities (see discussion of our senior notes and Secured Credit Facilities in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing).
We have provided Adjusted EBITDA in this report because we believe it provides investors with additional information to measure our performance. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future, as well as other items. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance and understanding certain significant items.
Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States (“GAAP”), and our use of the term Adjusted EBITDA varies from others in our industry. Adjusted EBITDA should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness.

•	does not include one-time expenditures;

•
excludes the impairment of Company-owned stores or impairments of long-lived assets, gains or losses upon disposal of property or equipment and inventory obsolescence charges outside of the ordinary course of business;

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

•
excludes non-recurring income and expenses primarily related to (i) non-recurring franchise fee income; (ii) severance costs; (iii) employee and other legal claims and settlements; (iv) sales and use tax refunds; (v) miscellaneous professional fees; and (vi) certain insurance recoveries relating to prior year expense;

•	includes estimated cost savings, including some adjustments not permitted under Article 11 of Regulation S-X; and

•
does not reflect the impact of earnings or charges resulting from matters that we, the initial purchasers of the senior notes, the current holders of the senior notes or the lenders under the Secured Credit Facilities may consider not to be indicative of our ongoing operations.

Our definition of Adjusted EBITDA allows us to add back certain non-cash and non-recurring charges or costs that are deducted in calculating Net income. However, these are expenses that may recur, vary greatly and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Because of these limitations, we rely primarily on our GAAP results and use Adjusted EBITDA only as supplemental information.

	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year
	December 28, 2014	February 14, 2014	2013	2012	2011	2010 (9)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	(in thousands)
Total revenues	$718,581	$114,243	$821,721	$803,480	$821,178	$817,248

Net income (loss) as reported	$(62,088)	$704	$47,824	$43,590	$54,962	—
Interest expense	60,952	1,151	7,453	9,401	8,875	—
Income tax expense (benefit)	(31,123)	1,018	28,194	26,080	34,142	—
Depreciation and amortization	118,556	9,883	79,028	79,510	81,560	—
Non-cash impairments, gain or loss on disposal(1)	9,841	294	6,360	10,314	5,774	—
Non-cash stock-based compensation(2)	703	12,639	8,481	7,468	7,185	—
Rent expense book to cash(3)	10,616	(1,190)	714	(313)	1,675	—
Franchise revenue, net cash received(4)	2,585	—	—	—	—	—
Impact of purchase accounting(5)	1,496	—	—	—	—	—
Store pre-opening costs(6)	1,166	131	2,057	1,525	391	—
One-time items(7)	55,109	(165)	(40)	99	372	—
Cost savings initiatives(8)	2,643	502	6,060	6,350	3,476	—
Adjusted EBITDA	$170,456	$24,967	$186,131	$184,024	$198,412	—
Adjusted EBITDA as a percent of total revenues	23.7%	21.9%	22.7%	22.9%	24.2%	—
__________________

(1)
Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets; (ii) gains or losses upon disposal of property or equipment; and (iii) inventory obsolescence charges outside of the ordinary course of business.

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

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger, Sale Leaseback transaction and PPP Acquisition; (ii) severance expense and executive termination benefits; (iii) employee and other legal claims and settlements; (iv) sales and use tax refunds; (v) miscellaneous professional fees; and (vi) certain insurance recoveries relating to prior year expense.

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

(9)	Adjusted EBITDA for 2010 could not be calculated as not all of the information required to determine the necessary adjustments was available.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.

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

Fiscal Year
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 each consisted of 52 weeks.

As discussed below, we completed the Merger on February 14, 2014. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. Periods presented prior to and including February 14, 2014 represent the operations of the predecessor company (“Predecessor”) and the period presented after February 14, 2014 represent the operations of the successor company (“Successor”). The fifty-two weeks ended December 28, 2014 include the 47 day Predecessor period from December 30, 2013 through February 14, 2014 (“Predecessor Period”) and the 317 day Successor period from February 15, 2014 through December 28, 2014 (“Successor Period”).
Executive Summary
Our Strategic Plan
Our strategic plan is focused on increasing comparable store sales, improving profitability and margins and expanding our stores domestically and internationally.
Increase Comparable Store Sales. We have multiple drivers to increase our comparable store sales. We believe that entertainment is a key driver of our sales and have remained focused on refreshing and optimizing our offerings in order to continue to provide our guests with a highly engaging and entertaining environment. During 2013, we developed a strategy to provide our stores with new games on a more regular basis and to test new major attractions in our stores. Initial concepts tested include bumper cars, laser mazes and fun houses. These major attractions have demonstrated early success and we expect to introduce select new attractions to additional stores in the near-term. We are also targeting other improvements to the stores’ offerings to enhance the guest experience away from our games. These include the introduction of Wi-Fi to all stores and the expansion of our menu to include additional items, such as desserts, wraps and thin-crust specialty pizzas. We also expect to drive comparable store sales performance through improved marketing efforts by focusing our marketing message towards kids via national television and promotional opportunities and marketing to mothers through digital advertising and some television and radio. Finally, we believe that we can modify pricing and packaging in select markets across the U.S. while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.

Improve Profitability and Margins. We continuously focus on driving financial performance through expense rationalization across all of our stores and corporate functions. We believe that continued focus on operating margins and the deployment of best practices across all of our brands and corporate functions will yield continued margin improvement. Our general managers at our stores and our corporate management staff have both revenue and profit incentives, which fosters a strict focus on both expense control and providing a high-quality experience for our guests. Additionally, we have implemented a number of cost saving initiatives across our business. We are also working on several new cost savings initiatives such as implementing labor management and store inventory systems. We expect these initiatives to generate cost savings in a number of key areas, including labor, utilities, supplies, food and general and administrative expenses. Our business model benefits from substantial operating leverage and will enable us to continue to drive margin improvement as we realize our strategic plan to grow our comparable store sales and our domestic and international store base.
Expand Our Stores Domestically and Internationally. We have developed a successful track record of opening new Chuck E. Cheese’s stores at attractive rates of return. We strategically locate our stores within convenient driving distance to large metropolitan areas with favorable demographic conditions, including but not limited to, large numbers of families with children aged two through 12. We believe that there are a significant number of locations, both domestically and internationally, with these characteristics in which a Chuck E. Cheese’s or Peter Piper Pizza store can be successful. For domestic new store openings, we undergo a rigorous due diligence and site selection process prior to opening a new store. This disciplined process has enabled us to achieve highly attractive returns, generating unlevered returns on our investment in new company-operated stores in excess of 20% on average (excluding allocated advertising). Internationally, we have focused on our franchise model, through which we have developed partnerships with strong and reputable counterparties in order to grow our concept globally. Over the last few years, we have experienced growth in our international franchise store count and expect this to be a key area of growth going forward. Our franchise model is highly attractive in that it enables us to earn predictable and high-margin cash flow without any upfront capital requirements. We also benefit from a highly scalable existing platform that enables us to manage additional domestic and international stores without any material incremental costs.
We also believe that there are a significant number of locations, both domestically and internationally, in which we can open new Peter Piper Pizza stores at similar attractive rates of return. The opening of new domestic stores will undergo the same rigorous due diligence and site selection process as employed with Chuck E. Cheese’s store openings. Internationally, we will continue to focus on growing Peter Piper Pizza through a franchise model. We believe our existing relationships with strong Chuck E. Cheese’s franchise partners, combined with existing franchise partners for Peter Piper Pizza, will allow us to continue to grow the Peter Piper Pizza brand internationally.
In 2014, we opened 11 new Company-owned Chuck E. Cheese’s stores in the United States, including two relocated stores and 10 new franchise Chuck E. Cheese’s stores in six countries, including one relocated store. We did not open any new Company-owned or franchise Peter Piper Pizza stores since acquiring Peter Piper Pizza in October 2014. In 2015, we expect to open five to 10 new Company-owned Chuck E. Cheese’s and Peter Piper Pizza stores in the United States. We also expect to open five to 10 franchised Chuck E. Cheese’s and Peter Piper Pizza stores in 2015.
The Merger
On January 15, 2014, CEC Entertainment entered into an agreement and plan of merger (the “Merger Agreement”) with Queso Holdings Inc., a Delaware corporation (“Parent”), and Q Merger Sub Inc., a Kansas corporation (“Merger Sub”). Parent and Merger Sub were controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries. Pursuant to the Merger Agreement, on January 16, 2014, Merger Sub commenced a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”). Approximately 68% of the outstanding shares were tendered in the Tender Offer, and Merger Sub accepted all such tendered shares for payment. Following the expiration of the Tender Offer on February 14, 2014, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of common stock necessary for Merger Sub to own one share more than 90% of the outstanding shares of common stock (the “Top-Up Shares”) at the Offer Price. Following Merger Sub’s purchase of the Top-Up Shares, on February 14, 2014, Merger Sub merged with and into CEC Entertainment with CEC Entertainment surviving the merger ( the “Merger”) and becoming a wholly owned subsidiary of Parent. We refer to the Merger and the Tender Offer together as the “Acquisition.” At the effective time of the Merger, each share of common stock issued and outstanding immediately prior thereto, other than common stock owned or held (a) in treasury by the Company or any wholly-owned subsidiary of the Company; (b) by Parent or any of its subsidiaries; or (c) by stockholders who validly exercised their appraisal rights, was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax. As a result of the Merger, the shares of CEC Entertainment common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014.
The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the “Apollo Funds”); (b) $248.5 million of borrowings under a bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the bridge loan facility, senior notes, term loan facility and revolving credit facility under “Financial Condition, Liquidity and Capital Resources-Debt Financing.”
Sale Leaseback Transaction
On August 25, 2014, we closed our sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NNN”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the Peter Piper Pizza acquisition. We expect to use the remaining proceeds from the Sale Leaseback for capital expenditures, future liquidity needs and other general corporate purposes.
Acquisition of Peter Piper Pizza
On October 15, 2014, the Company entered into an agreement and plan of merger to acquire Peter Piper Pizza, a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico, (the “PPP Acquisition”) for an aggregate purchase price of $113.1 million, net of cash acquired. We completed the PPP Acquisition, which was funded with a portion of the cash proceeds from the Sale Leaseback on October 16, 2014.
2014 Overview
In the following MD&A, we have presented the results of operations and cash flows separately for the 317 day period from February 15, 2014 to December 28, 2014 (the “Successor fiscal 2014 period”), the 47 day period from December 29, 2014 to February 14, 2014 (the “Predecessor fiscal 2014 period”), and the fiscal years ended December 29, 2013 and December 30, 2012 (the Predecessor fiscal 2013 and Fiscal 2012 years, respectively). The Successor and Predecessor periods have been demarcated by a solid black line.

•
Total revenues of $718.6 million in the Successor fiscal 2014 period and total revenues of $114.2 million in the Predecessor fiscal 2014 period compared to total revenues of $821.7 million in Predecessor fiscal 2013.

•
Adjusted EBITDA of $170.4 million in the Successor fiscal 2014 period and adjusted EBITDA of $25.0 million in the Predecessor fiscal 2014 period compared to $186.1 million for the Predecessor fiscal 2013.

•	Net loss of $62.1 million in the Successor fiscal 2014 period and net income of $0.7 million in the Predecessor fiscal 2014 period compared to net income of $47.8 million in Predecessor fiscal 2013.

•
Cash provided by operations was $48.1 million for the Successor fiscal 2014 period and $22.3 million for the Predecessor fiscal 2014 period compared to $138.7 million for the Predecessor fiscal 2013. The decrease was primarily driven by transaction and severance costs and an increase in interest expense, all of which were incurred in connection with the Merger.

Overview of Operations
We currently operate and franchise family dining and entertainment centers under the names “Chuck E. Cheese’s” and, “Peter Piper Pizza.” We are located in 47 states and 11 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. Our family leisure offerings include video games, skill games, rides, musical and comical shows and other attractions along with tokens, tickets and prizes for kids. Our wholesome family dining offerings are centered on made-to-order pizzas, salads, sandwiches, wings, appetizers, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Twelve Months Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Number of Company-owned stores:
Beginning of period	522	514	507
New(1)	11	13	12
Acquired by the Company (2)	32	—	—
Acquired from franchisee	1	—	1
Closed(1)	(7)	(5)	(6)
End of period	559	522	514
Number of franchised stores:
Beginning of period	55	51	49
New (3)	10	6	3
Acquired by the Company (2)	110	—	—
Acquired from franchisee	(1)	—	(1)
Closed (3)	(2)	(2)	—
End of period	172	55	51
Total number of stores:
Beginning of period	577	565	556
New (4)	21	19	15
Acquired by the Company (2)	142	—	—
Acquired from franchisee	—	—	—
Closed (4)	(9)	(7)	(6)
End of period	731	577	565
 __________________

(1)	The number of new and closed Company-owned stores during 2014, 2013, and 2012 included two, one, and three stores, respectively that were relocated.

(2)	In October 2014 we acquired Peter Piper Pizza, including 32 company-owned stores and 110 franchised stores.

(3)	The number of new and closed franchise stores during 2014 and 2013 included one store that was relocated.

(4)	The number of new and closed stores during 2014, 2013 and 2012 included three, two and three stores, respectively, that were relocated.
Comparable store sales. We define “comparable store sales” as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Twelve Months Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands, except store number amounts)
Average annual sales per comparable store (1) (2)	$1,550	$1,573	$1,553
Number of stores included in our comparable store base (2)	485	485	480
__________________

(1)
Average annual sales per comparable store is calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over year comparable store sales increases or decreases due to the change in comparable store base.

(2)
Average annual sales per comparable store and the comparable store base exclude the Peter Piper Pizza branded stores that were acquired in October 2014 as we have operated them for less than 12 months.

The Peter Piper company-owned stores have achieved excellent comparable store sales growth over the past several years. For the fiscal year 2014, 2013 and 2012, Peter Piper comparable store sales growth has been 4.6%, 4.9% and 4.6%, respectively.
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

The “Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above exclude any allocation of (a) store employee payroll, related payroll taxes and benefit costs; (b) depreciation and amortization expense; (c) rent expense; and (d) other direct store operating expenses associated with the operation of our Company-owned stores. We believe that presenting store-level labor costs, depreciation and amortization expense, rent expense and other store operating expenses in the aggregate provides the most informative financial reporting presentation. Our rationale for excluding such costs is as follows:

•
our store employees are trained to sell and attend to both our dining and entertainment operations. We believe it would be difficult and potentially misleading to allocate labor costs between “Cost of Food and beverage sales” and “Cost of Entertainment and merchandise sales”; and

•
while certain assets are individually dedicated to either our food service operations or game activities, we also have significant capital investments in shared depreciating assets, such as leasehold improvements, point-of-

sale systems and showroom fixtures. Therefore, we believe it would be difficult and potentially misleading to allocate depreciation and amortization expense or rent expense between “Cost of Food and beverage sales” and “Cost of Entertainment and merchandise sales.”
“Cost of food and beverage” and “Cost of entertainment and merchandise,” as a percentage of Company store sales, are influenced by both the cost of products, as well as the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
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
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or our Secured Credit Facilities (see discussion of our senior notes and Secured Credit Facilities under “Financial Condition, Liquidity and Capital Resources - Debt Financing”). Adjusted EBITDA is a measure used by management to evaluate our performance. Adjusted EBITDA provides additional information about certain trends, material non-cash items and unusual items that we do not expect to continue at the same level in the future, as well as other items.

Results of Operations
The following table summarizes our principal sources of Total Company store sales expressed in dollars and as a percentage of Total Company store sales for the periods presented:

	For the 317 Day Period Ended		For the 47 Day Period Ended		Fiscal Year Ended
	December 28, 2014 (1)		February 14, 2014		December 29, 2013		December 30, 2012
	Successor		Predecessor		Predecessor		Predecessor
	(in thousands, except percentages)
Food and beverage sales	$307,696	43.2%	$50,897	44.8%	$368,584	45.1%	$372,948	46.7%
Entertainment and merchandise sales	404,402	56.8%	62,659	55.2%	448,155	54.9%	425,989	53.3%
Total Company store sales	$712,098	100.0%	$113,556	100.0%	$816,739	100.0%	$798,937	100.0%

 __________________

(1)
Company store sales for the 317 day period ended December 28, 2014 include sales from the acquired Peter Piper Pizza stores for the 73 day period from October 17, 2014 through December 28, 2014. Total Food and beverage sales and Entertainment and merchandise sales from Peter Piper Pizza stores were $8.0 million and $2.5 million, respectively, for the Successor period since the PPP Acquisition.

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	For the 317 Day Period Ended		For the 47 Day Period Ended		Fiscal Year Ended
	December 28, 2014 (4)		February 14, 2014		December 29, 2013		December 30, 2012
	Successor		Predecessor		Predecessor		Predecessor
	(in thousands, except percentages)
Total Company store sales	$712,098	99.1%	$113,556	99.4%	816,739	99.4%	798,937	99.4%
Franchise fees and royalties	6,483	0.9%	687	0.6%	4,982	0.6%	4,543	0.6%
Total revenues	718,581	100.0%	114,243	100.0%	821,721	100.0%	803,480	100.0%
Company store operating costs:
Cost of food and beverage(1)	79,996	26.0%	12,285	24.1%	90,363	24.5%	93,417	25.0%
Cost of entertainment and merchandise(2)	24,608	6.1%	3,729	6.0%	29,775	6.6%	30,855	7.2%
Total cost of food, beverage, entertainment and merchandise(3)	104,604	14.7%	16,014	14.1%	120,138	14.7%	124,272	15.6%
Labor expenses(3)	200,855	28.2%	31,998	28.2%	229,172	28.1%	223,605	28.0%
Depreciation and amortization(3)	115,951	16.3%	9,733	8.6%	78,167	9.6%	78,769	9.9%
Rent expense(3)	76,698	10.8%	12,365	10.9%	78,463	9.6%	75,312	9.4%
Other store operating expenses(3)	119,896	16.8%	15,760	13.9%	131,035	16.0%	126,855	15.9%
Total Company store operating costs(3)	618,004	86.8%	85,870	75.6%	636,975	78.0%	628,813	78.7%
Other costs and expenses:
Advertising expense	33,702	4.7%	5,903	5.2%	41,217	5.0%	35,407	4.4%
General and administrative expenses	49,969	7.0%	7,963	7.0%	56,691	6.9%	53,437	6.7%
Transaction and severance costs	48,758	6.8%	11,634	10.2%	316	—%	—	—%
Asset impairments	407	0.1%	—	—%	3,051	0.4%	6,752	0.8%
Total operating costs and expenses	750,840	104.5%	111,370	97.5%	738,250	89.8%	724,409	90.2%
Operating income (loss)	(32,259)	(4.5)%	2,873	2.5%	83,471	10.2%	79,071	9.8%
Interest expense	60,952	8.5%	1,151	1.0%	7,453	0.9%	9,401	1.2%
Income (loss) before income taxes	$(93,211)	(13.0)%	$1,722	1.5%	$76,018	9.3%	$69,670	8.7%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.

(4)	Results for the Successor period include the revenues and expenses for Peter Piper Pizza for the 73 day period from October 17, 2014 through December 28, 2014.

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

Successor Fiscal 2014 Period Compared to Predecessor Fiscal 2014 Period and Predecessor Fiscal 2013
Revenues
Company store sales were $712.1 million for the Successor fiscal 2014 period, compared to $113.6 million for the Predecessor fiscal 2014 period and $816.7 million for Predecessor fiscal 2013. Company store sales in the Successor fiscal 2014 period reflect revenues from eleven additional Chuck E. Cheese’s branded stores opened, less revenues from seven stores closed since February 14, 2014, and store sales from Peter Piper Pizza branded stores of $10.5 million. Total company store sales in the Successor fiscal 2014 period and Predecessor fiscal 2014 period reflect a 2.2% decrease in comparable store sales.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total Company store sales, was 14.7% in the Successor fiscal 2014 period, 14.1% in the Predecessor fiscal 2014 period, and 14.7% in Predecessor fiscal 2013. The decrease in the Predecessor fiscal 2014 period was attributable to our cost savings initiatives that were fully implemented in the second quarter of 2013, partially offset by commodity cost inflation during 2014.
Labor expenses, as a percentage of Total Company store sales, were 28.2% in the Successor fiscal 2014 period, 28.2% in the Predecessor fiscal 2014 period, and 28.1% in Predecessor fiscal 2013. Labor expenses remained relatively flat as a percentage of sales.
Depreciation and amortization expense was $116.0 million in the Successor fiscal 2014 period, $9.7 million in the Predecessor fiscal 2014 period and $78.2 million in Predecessor fiscal 2013. The increase in depreciation and amortization in the Successor fiscal 2014 period is primarily due to a higher basis in our property, plant and equipment from the acquisition method of accounting as a result of the Merger.
Rent expense was $76.7 million in the Successor fiscal 2014 period, $12.4 million in the Predecessor fiscal 2014 period and $78.5 million in Fiscal 2013. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense was $6.9 million in the Successor fiscal 2014 period compared to $(0.9) million in the Predecessor fiscal 2014 period and $1.3 million in Fiscal 2013. The increase in rent in the Successor fiscal 2014 period also reflects an increase in cash rent from new store development and expansions of existing stores.
Advertising Expenses
Advertising expenses were $33.7 million in the Successor fiscal 2014 period, $5.9 million in the Predecessor fiscal 2014 period, and $41.2 million in Predecessor fiscal 2013. As a percentage of Total Company sales, advertising expenses were 4.7%, 5.2%, and 5.0%, respectively, in the Successor fiscal 2014 period, Predecessor fiscal 2014 period and in Predecessor fiscal 2013, reflecting a reduction in digital brand advertising spend, a decrease in television production costs, partially offset by an increase in national television advertising.
Transaction and Severance Costs
Transaction and severance costs were $48.8 million for the Successor fiscal 2014 period and $11.6 million for the Predecessor fiscal 2014 period. The Transaction and severance costs in the Successor fiscal 2014 period include transaction costs of $42.5 million related to the Merger, the Sale Leaseback and the PPP Acquisition and employee benefits of $6.3 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction and severance costs in the Predecessor fiscal 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger. There were $0.3 million of Transaction and severance costs in Predecessor fiscal 2013.
Asset Impairments
In the Successor fiscal 2014 period, we recognized an asset impairment charge of $0.4 million primarily related to four stores. In Predecessor fiscal 2013, we recognized an asset impairment charge of $3.1 million primarily related to seven stores, of which three stores were previously impaired. We continue to operate all but one of these stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 6. “Property and Equipment - Asset Impairments” in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Interest Expense
Interest expense was $61.0 million in the Successor fiscal 2014 period, $1.2 million in the Predecessor fiscal 2014 period, and $7.5 million in Predecessor fiscal 2013. Interest expense in the Successor fiscal 2014 period reflects an increase in our level of debt compared to the Predecessor fiscal 2014 and 2013 periods, as a result of debt issued to fund a portion of the Merger, as well as an increase in our weighted average effective interest rate. Interest expense for the Successor fiscal 2014 period also includes amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, commitment and other fees related to our Secured Credit Facilities and interest related to the Sale Leaseback and capital leases. Our weighted average effective interest rate under our Secured Credit Facilities and senior notes, including the bridge loan, for the Successor fiscal 2014 period was 6.2%. Excluding the impact of $4.9 million of issuance costs and interim interest related to the bridge loan facility, our weighted average effective interest rate would have been 5.7% for the Successor fiscal 2014 period.
Income Taxes
Our effective income tax rate was 33.4% in the Successor fiscal 2014 period, 59.1% in the Predecessor fiscal 2014 period, and 37.1% in Predecessor fiscal 2013. Our effective income tax rate for the Successor fiscal 2014 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and acquisition of PPP partially offset by the favorable impact of a net decrease in our liability for uncertain tax positions (primarily resulting from the expiration of statutes of limitations). Our effective income tax rate for the Predecessor fiscal 2014 period differs from the statutory rate due to the unfavorable impact of non-deductible costs related to the Merger, a net increase in our liability for uncertain tax positions, an increase in income tax expense resulting from certain state income tax credits carried forward which we estimate will expire unused, partially offset by federal employment related tax credits. The Predecessor fiscal 2013 effective tax rate differs from the statutory rate primarily as a result of federal Work Opportunity Tax Credits which were greater in amount for the year due to the retroactive reinstatement of the credit program enacted January 2, 2013, as well as the favorable impact of a net decrease in our liability for uncertain tax positions (primarily resulting from the settlement of positions with tax authorities and the expiration of statutes of limitations).

Predecessor Fiscal Year 2013 Compared to Predecessor Fiscal Year 2012
Revenues
Company store sales increased $17.8 million, or 2.2%, to $816.7 million in 2013 compared to $798.9 million in 2012. The increase in Company store sales is primarily due to a 0.4% increase in comparable store sales and additional revenues from 13 new stores opened, less revenues from five closed stores, since the end of 2012.
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
Labor expenses increased $5.6 million to $229.2 million in 2013 compared to $223.6 million in 2012, primarily related to higher sales and performance bonuses, partially offset by a decrease in workers’ compensation and health insurance costs during 2013.
Advertising Expenses
Advertising expenses increased $5.8 million to $41.2 million in 2013 from $35.4 million in 2012 as a result of increased expenditures for television advertising and our digital advertising campaign in 2013.
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $57.0 million in 2013 from $53.4 million in 2012, primarily due to higher corporate compensation costs, including operational management bonuses, and increases in certain professional fees related to the modernization of various information technology platforms.
Asset Impairments
In 2013, we recognized an asset impairment charge of $3.1 million primarily related to seven stores, of which three stores were previously impaired. In 2012, we recognized an asset impairment charge of $6.8 million for 18 stores, of which seven were previously impaired. We continue to operate all but two of these impaired stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. As a result, we recorded an impairment charge to write down the carrying amount of certain property and equipment at these stores to the estimated fair value. For additional information about these impairment charges, refer to Note 4. “Property and Equipment - Asset Impairments” in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
	Successor	Predecessor	Predecessor	Predecessor
	(in thousands)
Net cash provided by operating activities	$48,091	$22,314	$138,664	$137,092
Net cash used in investing activities	(1,124,285)	(9,659)	(70,942)	(98,903)
Net cash provided by (used in) financing activities	1,168,448	(13,844)	(66,031)	(37,285)
Effect of foreign exchange rate changes on cash	(444)	(313)	(641)	59
Change in cash and cash equivalents	$91,810	$(1,502)	$1,050	$963
Interest paid	$41,801	$938	$7,798	$9,419
Income taxes paid (refunded), net	$24,424	$(79)	$31,614	$27,598

	December 28, 2014	December 29, 2013
	Successor	Predecessor
	(in thousands)
Cash and cash equivalents	$110,994	$20,686
Term loan facility, net of unamortized original issue discount	$752,873	$—
Senior notes	$255,000	$—
Note payable - Peter Piper Pizza	$113	$—
Predecessor Facility	$—	$361,500
Available unused commitments under revolving credit facility	$139,100	$127,600
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
Total cash requirements of the Merger of approximately $1.4 billion were used to (a) purchase common stock and unvested restricted shares issued to our employees and non-employee directors; (b) repay and terminate the Predecessor’s revolving credit facility (the “Predecessor Facility”); and (c) pay certain fees, transaction costs and expenses related to the Merger. These financing requirements were funded by (a) $350.0 million of equity contributions from the Apollo Funds; (b) $248.5 million of borrowings under a new bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing.
Our cash and cash equivalents totaled $111.0 million and $20.7 million as of December 28, 2014 and December 29, 2013, respectively. The cash and cash equivalents balance at December 28, 2014, includes some of the remaining proceeds from the Sale Leaseback that were not used to source the PPP Acquisition. Cash and cash equivalents as of December 28, 2014 and December 29, 2013 includes $7.3 million and $8.2 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Our strategic plan does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending. In 2015, our planned capital spending includes new store development, existing store improvements, improvements to our various information technologies platforms and other capital initiatives.

Sources and Uses of Cash - Successor Fiscal 2014 Period Compared to Predecessor Fiscal 2014 Period and Predecessor Fiscal 2013
Net cash provided by operating activities was $48.1 million in the Successor fiscal 2014 period, $22.3 million in the Predecessor fiscal 2014 period and $138.7 million in Predecessor fiscal 2013. The Successor fiscal 2014 period reflects the impact of transaction and severance costs that were expensed in connection with the Merger and the PPP Acquisition, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities for the Predecessor fiscal 2014 period reflects the impact of transaction costs incurred in connection with the Merger.
Net cash used in investing activities was $1,124.3 million in the Successor fiscal 2014 period, relates primarily to consideration paid in connection with the Merger and the PPP Acquisition of $946.9 million and $113.1 million, respectively. Net cash used in investing activities in the Predecessor fiscal 2014 period and in Predecessor fiscal 2013 relates primarily to store related capital expenditures.
Net cash provided by financing activities was $1,168.4 million in the Successor fiscal 2014 period, relating primarily to the proceeds from the issuance of debt in connection with the Merger totaling $1,011.2 million, the Apollo Funds’ equity contribution of $350 million, also in connection with the Merger, and proceeds from the Sale Leaseback of $183.7 million, partially offset by the repayment of the Predecessor Facility of $348.0 million. The net cash used in financing activities in the Predecessor fiscal 2014 period primarily relates to repayments on the Company’s revolving credit facility, while Predecessor fiscal 2013 includes repayments on the revolving credit facility of $28.0 million, dividends paid of $17.1 million and common stock repurchases of $18.1 million.
Sources and Uses of Cash - Predecessor Fiscal 2013 Compared to Predecessor Fiscal 2012
Net cash provided by operating activities was relatively flat at $138.7 million in 2013 compared to $137.1 million in 2012.
During 2013 and 2012, we benefited from federal bonus tax depreciation for qualifying capital additions and the federal Work Opportunity Tax Credit, which both expired at the end of 2013.
Net cash used in investing activities decreased $28.0 million to $70.9 million in 2013 from $98.9 million in 2012. The decrease primarily related to a reduction in the number of store expansions and other capital initiatives completed, as well as recognizing cash proceeds from the sale of a property.
Net cash used in financing activities increased $28.7 million to $66.0 million in 2013 from $37.3 million in 2012. The increase primarily related to net repayments of $28.0 million on our revolving credit facility in 2013 compared to net repayments of $0.1 million on our revolving credit facility in 2012 and a $3.8 million increase in repurchases of our common stock, partially offset by a $2.7 million decrease in dividend payments.
Debt Financing
Predecessor Facility
In connection with the Merger on February 14, 2014, we repaid the total outstanding borrowings of $348.0 million under the Predecessor Facility, as well as all incurred and unpaid interest on our Predecessor Facility. The debt issuance costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting.
Secured Credit Facilities
In connection with the Merger, on February 14, 2014, we entered into new senior secured credit facilities (“Secured Credit Facilities”), which include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). Upon the consummation of the Acquisition, we had no borrowings outstanding under the revolving credit facility and $11.1 million of letters of credit issued but undrawn under the facility. As of December 28, 2014, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.
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
We received proceeds on the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Deferred financing costs, net” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The initial applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs based on our net first lien senior secured leverage ratio. During the 317 day period ended December 28, 2014, the federal funds rate ranged from 0.06% to 0.13%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.15% to 0.17%.

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
During the quarter ended September 28, 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00, and as a result, the applicable margin under the term loan facility was stepped down from 3.25% to 3.00% with respect to LIBOR borrowings and stepped down from 2.25% to 2.00% with respect to base rate borrowings, and the commitment fee’s applicable margin in relation to our revolving credit facility which we currently have unutilized (with the exception of our outstanding letters of credit issued but undrawn) was stepped down from 0.50% to 0.375%. These step-downs took effect in the middle of November 2014.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities. The weighted average effective interest rates incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014, and the twelve months ended December 29, 2013 were 1.6% and 1.7%, respectively.
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
We may voluntarily repay outstanding loans under the Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event as described below, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the term loan facility borrowings resulting in a lower yield occurring at any time during the first six months after the closing date will be accompanied by a 1.00% prepayment premium or fee, as applicable.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of December 28, 2014, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the covenant was not in effect.

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
Senior Unsecured Debt
Also in connection with the Merger on February 14, 2014, we borrowed $248.5 million under a bridge loan facility (the “bridge loan facility”) and used the proceeds to fund a portion of the Acquisition. We incurred $4.7 million of financing costs and $0.2 million of interest related to the bridge loan facility, which are included in “Interest expense” in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014.
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due 2022 (the “senior notes”) in a private offering. The senior notes bear interest at a rate of 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in “Deferred financing costs, net” on our Consolidated Balance Sheets. The deferred financing costs are amortized over the life of the senior notes and are included in “Interest expense” on our Consolidated Statements of Earnings.
On October 14, 2014, we filed a preliminary prospectus under a Registration Statement on Form S-4 to offer to exchange $255.0 million of registered 8.000% senior notes due 2022 and certain related guarantees (the “exchange notes”) for a like aggregate amount of our outstanding senior notes and certain related guarantees. The Registration Statement became effective on October 27, 2014, at which time we filed the final prospectus. The exchange offer began on October 28, 2014 and expired on December 2, 2014, at which time all the conditions to the exchange offer were satisfied, and we exchanged all of our senior notes that were validly tendered and not withdrawn for the exchange notes.
The form and terms of the exchange notes are the same as the forms and terms of the initial senior notes except that the issuance of the exchange notes is registered under the Securities Act, the exchange notes will not bear legends restricting their transfer and they will not be entitled to registration rights under our registration rights agreement. The exchange notes will evidence the same debt as the initial notes, and both the initial senior notes and the exchange notes are governed by the same indenture. We refer to the senior notes and the exchange notes collectively as the “senior notes.”
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and Peter Piper Pizza branded stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During 2014, we completed 219 game enhancements, eight major remodels and three store expansions, and we opened 11 new domestic Company-owned Chuck E. Cheese’s stores, including two relocated stores and one acquisition from a franchisee. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2014 totaled approximately $74.4 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	317 Days Ended	47 Days Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
	Successor	Predecessor	Predecessor	Predecessor
	(in thousands)
Growth capital spend (1)	$34,740	$5,102	$48,175	$66,980
Maintenance capital spend (2)	$29,947	$4,608	$25,910	$32,509
Total Capital Spend (3)	64,687	9,710	74,085	99,489
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.

We currently estimate our capital expenditures in 2015 will total $95 million to $105 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes games enhancements and general store maintenance capital expenditures; (ii) approximately $18 million for investments in one-time information technology initiatives, which include adding Wi-Fi to all of our stores, enhancing our birthday reservation system, and introducing new labor and inventory management systems; and (iii) approximately $47 million to $57 million for various growth initiatives. We currently expect to open five to 10 new Company-owned Chuck E. Cheese’s and Peter Piper Pizza stores, relocate two Company-owned stores and expand two Company-owned stores. In addition to store openings, relocations and expansions, we expect to increase the number of stores undergoing major remodels and receiving major attractions. We are increasing the number of store remodel projects as part of an effort to re-launch Chuck E. Cheese’s to an entire regional market. We expect to fund our capital expenditures through cash flows from operations and cash on the balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 28, 2014, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of December 28, 2014:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$1,059,636	$94,748	$181,853	$166,340	$616,695
Capital leases	34,079	2,201	4,386	4,564	22,928
Purchase obligations (2)	46,069	42,171	948	2,950	—
Secured credit facilities	756,200	9,500	15,200	13,300	718,200
Senior notes	255,000	—	—	—	255,000
Note payable - Peter Piper Pizza	113	45	68	—	—
Interest obligations (3)	362,644	62,785	107,752	97,544	94,563
Sale leaseback obligations	303,726	12,759	26,288	27,350	237,329
Uncertain tax positions (4)	172	172	—	—	—
	$2,817,639	$224,381	$336,495	$312,048	$1,944,715
 __________________

(1)
Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured but excludes contingent rent obligations and obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)
A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations primarily consist of obligations for the purchase of merchandise and entertainment inventory, obligations under fixed price purchase agreements and contracts with “spot” market prices primarily relating to food and beverage products, obligations for the purchase of commercial airtime, and obligations associated with the modernization of various information technology platforms. The above purchase obligations exclude agreements that are cancelable without significant penalty.

(3)
Interest obligations represent an estimate of future interest payments under our Secured Credit Facilities, senior notes, and Peter Piper Pizza note payable. We calculated the estimate based on the terms of the Secured Credit Facilities, senior notes, and note payable. Our estimate uses interest rates in effect during the 317 day period ended December 28, 2014 and assumes we will not have any amounts drawn on our revolving credit facility.

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits has been provided in the table above. The non-current portion of $1.7 million is excluded from the table above.

As of December 28, 2014, capital expenditures totaling $2.4 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $18.7 million as of December 28, 2014. We estimate that $6.5 million of these liabilities will be paid in fiscal 2014 and the remainder paid in fiscal 2015 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of December 28, 2014, there were $10.9 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.
In addition, see further discussion of our indebtedness and future debt obligations above under “Financial Condition, Liquidity and Capital Resources - Debt Financing.” As of December 28, 2014, there have been no other material changes to our contractual obligations since December 29, 2013.
We enter into various purchase agreements in the ordinary course of business and have fixed price agreements and contracts with “spot” market prices primarily relating to food and beverage products. Other than the purchase obligations included in the above table, we do not have any material contracts (either individually or in the aggregate) in place committing us to a minimum or fixed level of purchases or that are cancelable subject to significant penalty.
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
Business Combinations
The Company has accounted for the Merger and the Peter Piper Pizza acquisition as a business combination using the acquisition method of accounting, whereby the purchase price is allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements are applied based on assumptions that market participants would use in the pricing of the asset or liability. In connection with purchase price allocations, management has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. The Company also recorded purchase accounting adjustments to the carrying value of property and equipment and intangible assets, including the “Chuck E. Cheese’s” and “Peter Piper Pizza” tradenames, franchise agreements and favorable leases. The Company has also revalued its rent related liabilities. The purchase price allocation could change in subsequent periods, up to one year from the Merger date. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow, including cash interest and rent. However, such adjustments could result in material changes to our Consolidated Financial Statements.
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during the 317 day Successor period ended December 28, 2014.
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
We test indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors.
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

Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deemed relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of December 28, 2014, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $18.7 million. We estimate $6.5 million of these liabilities will be paid in fiscal 2015 and the remainder paid in fiscal 2016 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.
Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At December 28, 2014, the reserve for uncertain tax positions (unrecognized tax benefits) was $1.9 million and the related interest and penalties was $1.5 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our Consolidated Financial Statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
Impairment of Long-Lived Assets
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk.
The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a store’s long-lived assets:
•Discount rate based on our weighted average cost of capital and the risk-free rate of return;
•Sales growth rates and cash flow margins over the expected remaining lease terms;
•Strategic plans, including projected capital spending and intent to exercise renewal options, for the store;
•Salvage values; and
•Other risks and qualitative factors specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.

During 2014, the average discount rate, average sales growth rate and average cash flow margin rate used were 8%, 0% and 0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
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
Recently Issued Accounting Guidance
Refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for a description of recently issued accounting guidance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various types of market risk in the normal course of business, including the impact of interest rates, commodity price changes and foreign currency fluctuation.
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of December 28, 2014 of $756.2 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, and December 29, 2013, the weighted average cost of a block of cheese was $2.21, $2.43 and $1.75, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.3 million, $0.3 million and $1.3 million for the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, and December 29, 2013, respectively. For the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, and December 29, 2013, the weighted average cost of dough per pound was $0.43, $0.50 and 0.41, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.4 million, $0.1 million and $0.4 million for the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, and December 29, 2013, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the 317 day period ended December 28, 2014 our Canadian stores generated $2.0 million of operating loss compared to our consolidated operating loss of $32.3 million. For the 47 day period ended February 14, 2014, our Canadian stores generated $0.4 million of operating income compared to our consolidated operating income of $2.9 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income loss” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the 317 day period ended December 28, 2014 were $0.8587 and $0.9052, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the 317 day period ended December 28, 2014 would have increased our reported consolidated operating results by approximately $0.2 million. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the 47 day period ended February 14, 2014 were $0.8945 and $0.9408, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the 47 day period ended February 14, 2014 would have reduced our reported consolidated operating results by less than $0.1 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CEC Entertainment, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of December 28, 2014 (Successor) and December 29, 2013 (Predecessor), and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the 317 day period ended December 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor) and the years ended December 29, 2013 and December 30, 2012 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of December 28, 2014 (Successor) and December 29, 2013 (Predecessor), and the results of their operations and their cash flows for the 317 day period ended December 28, 2014 (Successor), the 47 day period end February 14, 2014 (Predecessor) and the years ended December 29, 2013 and December 30, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, subsequent to the Company’s acquisition by Queso Holdings, Inc. (“Parent”), Parent’s cost of acquiring the Company was pushed down to establish a new accounting basis for the acquired assets and liabilities. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the business combination transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 4, 2015

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Successor	Predecessor
	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$110,994	$20,686
Accounts receivable	18,835	24,881
Inventories	18,979	19,250
Prepaid expenses	20,894	20,111
Deferred tax asset	3,943	2,091
Total current assets	173,645	87,019
Property and equipment, net	681,972	691,454
Goodwill	483,444	3,458
Intangible assets, net	491,400	—
Deferred financing costs, net	24,087	1,268
Other noncurrent assets	9,595	8,412
Total assets	$1,864,143	$791,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,545	$—
Capital lease obligations, current portion	408	1,014
Accounts payable	43,633	35,770
Accrued expenses	35,561	34,001
Unearned revenues	8,906	14,504
Accrued interest	16,152	977
Other current liabilities	2,990	440
Total current liabilities	117,195	86,706
Capital lease obligations, less current portion	15,476	20,365
Bank indebtedness and other long-term debt, less current portion	998,441	361,500
Deferred tax liability	222,915	57,831
Accrued insurance	12,146	13,194
Other noncurrent liabilities	205,384	91,247
Total liabilities	1,571,557	630,843
Stockholders’ equity:
Predecessor: Common stock, $0.10 par value; authorized 100,000,000 shares; 61,865,495 shares issued as of December 29, 2013	—	6,187
Successor: Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of December 28, 2014	—	—
Capital in excess of par value	355,587	453,702
Retained earnings (deficit)	(62,088)	853,464
Accumulated other comprehensive income (loss)	(913)	4,764
Less Predecessor treasury stock, at cost; 44,341,225 shares as of December 29, 2013	—	(1,157,349)
Total stockholders’ equity	292,586	160,768
Total liabilities and stockholders’ equity	$1,864,143	$791,611
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Twelve Months Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
REVENUES:
Food and beverage sales	$307,696	$50,897	$368,584	$372,948
Entertainment and merchandise sales	404,402	62,659	448,155	425,989
Total Company store sales	712,098	113,556	816,739	798,937
Franchise fees and royalties	6,483	687	4,982	4,543
Total revenues	718,581	114,243	821,721	803,480
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	79,996	12,285	90,363	93,417
Cost of entertainment and merchandise (exclusive of items shown separately below)	24,608	3,729	29,775	30,855
Total cost of food, beverage, entertainment and merchandise	104,604	16,014	120,138	124,272
Labor expenses	200,855	31,998	229,172	223,605
Depreciation and amortization	115,951	9,733	78,167	78,769
Rent expense	76,698	12,365	78,463	75,312
Other store operating expenses	119,896	15,760	131,035	126,855
Total Company store operating costs	618,004	85,870	636,975	628,813
Other costs and expenses:
Advertising expense	33,702	5,903	41,217	35,407
General and administrative expenses	49,969	7,963	56,691	53,437
Transaction and severance costs	48,758	11,634	316	—
Asset impairments	407	—	3,051	6,752
Total operating costs and expenses	750,840	111,370	738,250	724,409
Operating income (loss)	(32,259)	2,873	83,471	79,071
Interest expense	60,952	1,151	7,453	9,401
Income (loss) before income taxes	(93,211)	1,722	76,018	69,670
Income tax (benefit) expense	(31,123)	1,018	28,194	26,080
Net income (loss)	$(62,088)	$704	$47,824	$43,590
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Twelve Months Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
Net income (loss)	$(62,088)	$704	$47,824	$43,590
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(913)	(541)	(1,116)	538
Total components of other comprehensive income (loss), net of tax	(913)	(541)	(1,116)	538
Comprehensive income (loss)	$(63,001)	$163	$46,708	$44,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount					Amount	Total
Predecessor:
Balance at January 1, 2012	61,553,698	6,155	441,960	795,604	5,342	43,408,472	(1,124,884)	124,177
Net income	—	—	—	43,590	—	—	—	43,590
Other comprehensive income	—	—	—	—	538	—	—	538
Stock-based compensation costs	—	—	7,595	—	—	—	—	7,595
Restricted stock issued, net of forfeitures	214,059	22	(22)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	565	—	—	—	—	565
Restricted stock returned for taxes	(70,951)	(7)	(2,649)	—	—	—	—	(2,656)
Dividends declared	—	—	—	(16,182)	—	—	—	(16,182)
Purchases of treasury stock	—	—	—	—	—	406,507	(14,353)	(14,353)
Balance at December 30, 2012	61,696,806	6,170	447,449	823,012	5,880	43,814,979	(1,139,237)	143,274
Net income	—	—	—	47,824	—	—	—	47,824
Other comprehensive loss	—	—	—	—	(1,116)	—	—	(1,116)
Stock-based compensation costs	—	—	8,660	—	—	—	—	8,660
Restricted stock issued, net of forfeitures	240,619	24	(24)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	(178)	—	—	—	—	(178)
Restricted stock returned for taxes	(71,930)	(7)	(2,205)	—	—	—	—	(2,212)
Dividends declared	—	—	—	(17,372)	—	—	—	(17,372)
Purchases of treasury stock	—	—	—	—	—	526,246	(18,112)	(18,112)
Balance at December 29, 2013	61,865,495	6,187	453,702	853,464	4,764	44,341,225	(1,157,349)	160,768
Net income	—	—	—	704	—	—	—	704
Other comprehensive loss	—	—	—	—	(541)	—	—	(541)
Stock-based compensation costs	—	—	12,225	—	—	—	—	12,225
Restricted stock issued, net of forfeitures	13,792	1	(1)	—	—	—	—	—
Restricted stock returned for taxes	(2,907)	—	(142)	—	—	—	—	(142)
Dividends declared	—	—	—	2	—	—	—	2
Balance at February 14, 2014	61,876,380	$6,188	$465,784	$854,170	$4,223	44,341,225	$(1,157,349)	$173,016

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONT'D
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands, except share information)
Successor:
Equity contribution	200	—	350,000	—	—	—	—	350,000
Net loss	—	—	—	(62,088)	—	—	—	(62,088)
Other comprehensive loss	—	—	—	—	(913)	—	—	(913)
Stock-based compensation costs	—	—	713	—	—	—	—	713
Tax benefit from restricted stock, net	—	—	4,874	—	—	—	—	4,874
Balance at December 28, 2014	200	$—	$355,587	$(62,088)	$(913)	—	$—	$292,586
 __________________

(1)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, as such tax benefit will be deductible for income tax purposes on the Successor tax return for fiscal year 2014.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Twelve Months Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,088)	$704	$47,824	$43,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,556	9,883	79,028	79,510
Deferred income taxes	(62,554)	(1,785)	(3,025)	(836)
Stock-based compensation expense	703	12,225	8,481	7,468
Amortization of lease-related liabilities	428	(356)	(2,355)	(2,293)
Amortization of original issue discount and deferred financing costs	3,962	58	448	492
Loss on asset disposals, net	7,649	294	3,309	3,562
Asset impairments	407	—	3,051	6,752
Non-cash rent expense	7,037	(916)	2,431	2,744
Other adjustments	1,195	144	135	474
Changes in operating assets and liabilities:
Accounts receivable	(3,046)	1,503	578	(1,587)
Inventories	1,418	(2,472)	(368)	(594)
Prepaid expenses	213	2,656	(1,270)	(4,150)
Accounts payable	8,558	(270)	(2,355)	374
Accrued expenses	1,754	(2,403)	(344)	1,132
Unearned revenues	2,360	349	2,735	1,925
Accrued interest	15,712	152	(730)	(376)
Income taxes payable	2,134	2,898	(647)	(1,361)
Deferred landlord contributions	3,693	(350)	1,738	266
Net cash provided by operating activities	48,091	22,314	138,664	137,092
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	(946,898)	—	—	—
Acquisition of Peter Piper Pizza	(113,142)	—	—	—
Purchases of property and equipment	(62,557)	(9,710)	(74,085)	(99,489)
Development of internal use software	(2,130)	—	—	—
Proceeds from sale of property and equipment	442	51	2,530	586
Other investing activities	—	—	613	—
Net cash used in investing activities	(1,124,285)	(9,659)	(70,942)	(98,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	756,200	—	—	—
Proceeds from senior notes	255,000	—	—	—
Repayment of Predecessor Facility	(348,000)	—	—	—
Repayments on senior term loan	(3,807)	—	—	—
Net repayments on revolving credit facility	—	(13,500)	(28,000)	(100)
Proceeds from sale leaseback transaction	183,685	—	—	—
Payment of debt financing costs	(27,575)	—	—	—
Payments on capital lease obligations	(297)	(164)	(953)	(949)
Payments on sale leaseback obligations	(742)	—	—	—
Dividends paid	(890)	(38)	(17,097)	(19,846)
Excess tax benefit realized from stock-based compensation	4,874	—	343	619
Restricted stock returned for payment of taxes	—	(142)	(2,212)	(2,656)
Purchases of treasury stock	—	—	(18,112)	(14,353)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

Equity contribution	350,000	—	—	—
Net cash provided by (used in) financing activities	1,168,448	(13,844)	(66,031)	(37,285)
Effect of foreign exchange rate changes on cash	(444)	(313)	(641)	59
Change in cash and cash equivalents	91,810	(1,502)	1,050	963
Cash and cash equivalents at beginning of period	19,184	20,686	19,636	18,673
Cash and cash equivalents at end of period	$110,994	$19,184	$20,686	$19,636

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Twelve Months Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$41,801	$938	$7,798	$9,419
Income taxes paid (refunded), net	$24,424	$(79)	$31,614	$27,598
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,361	$3,605	$5,542	$3,025
Dividends payable	$—	$890	$931	$656
Capital lease obligations	$657	$—	$740	$12,732
 __________________

(1)	Includes $4.9 million of debt issuance costs and interest expense related to the bridge loan. See Note 9. “Indebtedness and Interest Expense” for further discussion of the bridge loan.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and 11 foreign countries and territories. As of December 28, 2014 we and our franchisees operated a total of 731 stores, of which 559 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 172 stores located in 16 states and 10 foreign countries and territories, including Chile, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
Merger and Related Transactions: On January 15, 2014, CEC Entertainment, Inc. entered into an agreement and plan of merger (the “Merger Agreement”) with Queso Holdings Inc., a Delaware corporation (“Parent”), and Q Merger Sub Inc., a Kansas corporation (“Merger Sub”). Parent and Merger Sub were controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries. Pursuant to the Merger Agreement, on January 16, 2014, Merger Sub commenced a tender offer to purchase all of the issued and outstanding shares of our common stock (the “Tender Offer”). Following the successful completion of the Tender Offer, on February 14, 2014, Merger Sub merged with and into CEC Entertainment, Inc., with CEC Entertainment, Inc. surviving the merger (the “Merger”) and becoming a wholly owned subsidiary of Parent. We refer to the Merger and the Tender Offer together as the “Acquisition.” As a result of the Merger, the shares of CEC Entertainment, Inc. common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014.
The Merger was accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. A valuation of the assets and liabilities acquired was prepared by a third party and is based on actual tangible and identifiable intangible assets and liabilities that existed as of the effective time of the Merger. See further discussion of the acquisition in Note 2. “Acquisition of CEC Entertainment, Inc.”
Basis of Presentation: The Parent’s cost of acquiring CEC Entertainment has been pushed down to establish a new accounting basis for the Company. Accordingly, the accompanying Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. For the purpose of presentation and disclosure, all references to the “Predecessor” relate to CEC Entertainment Inc. and its subsidiaries for periods prior to the Merger. All references to the “Successor” relate to CEC Entertainment Inc. and its subsidiaries, after giving effect to the Merger, for periods subsequent to the Merger. References to “CEC Entertainment,” the “Company,” “we,” “us” and “our” relate to the Predecessor for periods prior to the Merger and to the Successor for periods subsequent to the Merger.
All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Our Consolidated Financial Statements include variable interest entities (“VIE”) of which we are the primary beneficiary. Judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. The Company eliminates the intercompany portion of transactions with VIE’s from our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2014, the Company assigned a portion of its rights in the purchase and sale agreement executed by us in relation to the sale leaseback transaction, as further discussed in Note 12. “Sale Leaseback Transaction.” The assignment resulted in $12.1 million of the proceeds from the sale leaseback transaction being received by a newly formed trust. The Company is the sole beneficiary of the trust, and the funds are being used by a special purpose entity, a VIE, created by a Qualified Intermediary to facilitate a like-kind exchange pursuant to Internal Revenue Code Section 1031. The funds held by the trust are used by the VIE to construct capital improvements on properties leased by the Company. The Company will acquire the VIE, along with its capital improvements, in the first quarter of 2015. At that time, to the extent there are any remaining funds held by the trust and not fully exhausted from construction, those remaining funds will be released to the Company. We included this VIE in our Consolidated Financial Statements, as we concluded that we are the sole beneficiary of its variable interests and will benefit from the capital improvements that will be acquired by the Company in the first quarter of 2015. The assets, liabilities and operating results of the VIE are not material to our Consolidated Financial Statements.
The Company also has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a VIE. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our Chuck E. Cheese’s franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the stores that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our combined Successor and Predecessor 2014 periods, fiscal year 2013 and fiscal year 2012 each consisted of 52 weeks.
We completed the Merger on February 14, 2014. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. Periods presented prior to and including February 14, 2014 represent the operations of the “Predecessor” and the period presented after February 14, 2014 represent the operations of the “Successor.” The fifty-two weeks ended December 28, 2014 include the 47 day Predecessor period from December 30, 2013 through February 14, 2014 (“Predecessor Period”) and the 317 day Successor period from February 15, 2014 through December 28, 2014 (“Successor Period”). The Successor and Predecessor periods have been demarcated by a solid black line.
Use of Estimates and Assumptions: The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases.
Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In the 317 day period ended December 28, 2014, the 47 day period ended February 28, 2014, Fiscal 2013 and Fiscal 2012, we capitalized internal costs of $2.9 million, $0.4 million, $3.5 million and $3.3 million, respectively, related to our store development activities.
Business Combinations: We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the amounts assigned to the assets acquired and liabilities assumed. Fair value measurements are applied based on assumptions that market participants would use in the pricing of the asset or liablity. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We record the net assets and results of operations of an acquired entity in our Consolidated Financial Statements from the acquisition date. We expense acquisition-related costs as incurred.
Goodwill and Other Intangible Assets: The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets either qualitatively or quantitatively annually at the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recoverability of the carrying value of goodwill is measured at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.The Company has determined that the operations of Chuck E. Cheese’s and Peter Piper Pizza represent two separate reporting units for purposes of measuring the recoverability of the carrying value of goodwill. In performing a quantitative analysis, we measure the recoverability of goodwill using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
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
We test indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated weighted average useful lives are 25 years for franchise agreements and 10 years for favorable lease agreements. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
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
We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 6. “Property and Equipment” for our impairment of long-lived assets disclosures and Note 10. “Fair Value of Financial Instruments” for our fair value disclosures.
Self-Insurance Accruals: We are self-insured for certain losses related to workers’ compensation, general liability, property and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all risk retained by the Company at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, with the assistance of an independent third-party actuary. To limit our exposure to losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers for certain losses related to workers’ compensation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

property and employee health insurance programs. Our deductibles generally range from $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.
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
Foreign Currency Translation: Our Consolidated Financial Statements are presented in United States (“U.S.”) dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of “Accumulated other comprehensive income” on our Consolidated Statements of Changes in Stockholders’ Equity and in our Consolidated Statements of Comprehensive Income. The effect of foreign currency exchange rate changes on cash is reported in our Consolidated Statements of Cash Flows as a separate component of the change in cash and cash equivalents during the period.
Stock-Based Compensation: We expense the fair value of stock-based compensation awards granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to stock options based on third party valuations.
Stock-based compensation expense is recorded in “General and administrative expenses” in the Consolidated Statements of Earnings, which is the same financial statement caption where the associated salary expense of employees with stock-based compensation awards is recorded. The gross benefits of tax deductions in excess of the compensation cost recognized from the vesting of stock options are tax effected and classified as cash inflows from financing activities in our Consolidated Statements of Cash Flows.
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
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new stores, and once a store is opened, a franchisee is charged monthly royalties based on a percentage of franchised stores’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are accrued as unearned franchise revenue liability when received and recognized as revenue when the franchised stores associated with the fees open, which is generally when we have fulfilled all significant obligations to the franchisee. Continuing royalties and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $4.2 million, $0.6 million, $4.3 million and $3.8 million for the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, 2013 and 2012, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
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
We and our franchisees are required to contribute a percentage of gross sales to advertising, media and entertainment funds maintained by the Association, which are utilized to administer all the national advertising programs that benefit both us and our franchisees. Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $2.0 million for the 317 day period ended December 28, 2014, $0.4 million for the 47 day period ended February 14, 2014, $2.5 million in 2013 and $2.0 million in 2012.
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
We maintain tax reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. In our Consolidated Statements of Earnings, we include interest expense related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses.” On our Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Guidance:
Accounting Guidance Adopted:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This amendment revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, as well as disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, with early adoption permitted. We elected to early adopt this amendment effective December 30, 2013, which did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment replaces current U.S. GAAP revenue recognition guidance and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenues. The amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This amendment requires management to assess the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and requires such assessment to be completed on a quarterly and annual basis. The update also requires certain disclosures when substantial doubt is not alleviated. The amendment is effective for annual reporting periods ending after December 15, 2016 and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
Note 2. Acquisition of CEC Entertainment, Inc.:
On January 15, 2014, we entered into the Merger Agreement with Parent and Merger Sub, a wholly owned subsidiary of Parent, pursuant to which, among other things, Merger Sub commenced the Tender Offer to purchase all of the Company’s issued and outstanding shares of common stock at a price of $54.00 per share payable net to the seller in cash, without interest (the “Offer Price”). Approximately 68% of the outstanding shares were tendered in the Tender Offer, and Merger Sub accepted all such tendered shares for payment. Following the expiration of the Tender Offer on February 14, 2014, Merger Sub exercised its option under the Merger Agreement to purchase a number of shares of common stock necessary for Merger Sub to own one share more than 90% of the outstanding shares of common stock (the “Top-Up Shares”) at the Offer Price. Following Merger Sub’s purchase of the Top-Up Shares, Parent completed its acquisition of the Company through the Merger. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior thereto, other than common stock owned or held (a) in treasury by the Company or any wholly-owned subsidiary of the Company; (b) by Parent or any of its subsidiaries; or (c) by stockholders who validly exercised their appraisal rights, was canceled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding tax.
The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo; (b) $248.5 million of borrowings under a bridge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of our senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the bridge loan facility, senior notes, term loan facility and revolving credit facility in Note 9. “Indebtedness and Interest Expense.”
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
The following table summarizes the fair values assigned to the net assets acquired as of the February 14, 2014 acquisition date (in thousands):

Cash consideration paid to shareholders	$946,898

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	19,184
Accounts receivable	22,185
Inventories	21,696
Other current assets	16,463
Property, plant and equipment	718,066
Property under capital lease	15,530
Favorable lease interests	14,000
Chuck E. Cheese's tradename	400,000
Franchise agreements	14,000
Other non-current assets	9,872
Indebtedness	(348,000)
Capital Leases	(15,530)
Unfavorable lease interests	(10,160)
Deferred taxes	(268,946)
Other current and non-current liabilities	(93,520)
Net assets acquired	514,840
Excess purchase price allocated to goodwill (1)	$432,058
__________________
(1)     See Note 7 “Goodwill and Intangible Assets, Net” for a table representing the changes in the carrying value of goodwill.
At the time of the Merger, the Company believed its market position and future growth potential for both Company-operated and franchised restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of December 28, 2014, $2.8 million of our goodwill, including goodwill resulting from the franchisee acquired in the second quarter, will be deductible for federal income tax purposes.
We recorded $33.6 million and $0.5 million in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Merger, which have been recorded in “Transaction and severance costs” in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 and December 29, 2013, respectively, assume that the Merger had occurred on December 31, 2012, the first day in fiscal year 2013, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense associated with the term loan facility, revolving credit facility and senior notes (see Note 9. “Indebtedness and Interest Expense”), and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude one-time, non-recurring costs related to the Merger, including transaction costs, accelerated share-based compensation expense, executive termination benefits related to the departure of our Executive Chairman and our President and Chief Executive Officer and financing costs related to the bridge loan facility (see Note 9. “Indebtedness and Interest Expense”). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Twelve Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Total revenues	$832,824	$821,721
Net loss	$(1,359)	$(6,038)
Note 3. Acquisition of Peter Piper Pizza:
On October 15, 2014, we entered into an agreement and plan of merger to acquire Peter Piper Pizza (the “PPP Acquisition”), a leading pizza and entertainment restaurant chain operating in the southwestern United States and Mexico, for aggregate consideration paid of $113.1 million, net of cash acquired. We completed the acquisition on October 16, 2014, which was funded by a portion of the proceeds obtained from the sale leaseback transaction discussed in Note 12. “Sale Leaseback Transaction.”
The PPP Acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The purchase price allocation could change in subsequent periods, up to one year from the acquisition date. Any subsequent changes to the purchase price allocation that result in material changes to our Consolidated Financial Statements will be adjusted retroactively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values assigned to the net assets acquired as of the October 16, 2014 acquisition date (in thousands):

Cash consideration paid	$118,409

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	5,267
Accounts receivable	511
Inventories	820
Other current assets	598
Property, plant and equipment	14,383
Favorable lease interests	2,000
Peter Piper Pizza's tradename	24,800
Franchise agreements	39,300
Other non-current assets	154
Indebtedness	(120)
Unfavorable lease interests	(3,290)
Deferred taxes	(12,935)
Other current and non-current liabilities	(4,061)
Net assets acquired	67,427
Excess purchase price allocated to goodwill	$50,982

At the time of the acquisition, the Company believed that its enhanced market position and future domestic and international growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of December 28, 2014, $0.3 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.
We incurred $3.6 million in transaction-related costs for accounting, legal, advisory and other costs in connection with the PPP acquisition. In addition, Peter Piper Pizza incurred $1.6 million in transaction-related costs including severance and lease termination costs for their corporate offices. These transaction-related costs have been recorded in “Transaction and severance costs” in our Consolidated Statement of Earnings for the 317 day period ended December 28, 2014.
We have included the operating results of Peter Piper Pizza for the 73 days from October 17, 2014 to December 28, 2014 in our Consolidated Statement of Earnings for the 317 day period ended December 28, 2014. Our consolidated results for the Successor period ended December 28, 2014 included total revenues and a net loss attributable to Peter Piper Pizza of $12.3 million and $0.6 million, respectively.

Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 and December 29, 2013 assume that the acquisition of Peter Piper Pizza had occurred on December 31, 2012, the first day in fiscal year 2013, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets and the identifiable intangible assets resulting from the Peter Piper Pizza acquisition, interest expense associated with the debt paid off in connection with the PPP acquisition, and other purchase price and transaction-related adjustments in connection with the PPP acquisition. These unaudited pro forma results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Peter Piper Pizza acquisition had taken place at the beginning of the earliest period presented, and exclude one-time, non-recurring costs related to the PPP acquisition, including transaction costs and executive termination benefits and share-based compensation expense related to the departure of certain Peter Piper Pizza executives. Such pro forma financial information is based on the historical financial statements of Peter Piper Pizza. The pro forma financial information presented below also assumes that the Merger had occurred on December 31, 2012 (see Note 2. “Acquisition of CEC Entertainment, Inc.”). The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

	Twelve Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Total revenues	887,018	885,476
Net income (loss)	5,758	(1,328)

Note 4. Accounts Receivable:
Accounts receivable consisted of the following at the dates presented:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Trade receivables	$5,471	$6,177
Vendor rebates	7,340	6,736
Income taxes receivable	2,218	7,884
Other accounts receivable	3,806	4,084
Total Accounts receivable	$18,835	$24,881
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 5. Inventories:
Inventories consisted of the following at the dates presented:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Food and beverage	$4,877	$4,530
Entertainment and merchandise	14,102	14,720
Inventories	$18,979	$19,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations. Entertainment and merchandise inventories consist primarily of novelty toy items, used as redemption prizes for certain games, sold directly to our guests or used as part of our birthday party packages. In addition, entertainment and merchandise inventories also consist of other supplies used in our entertainment operations.
Note 6. Property and Equipment:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Land	$50,135	$43,423
Buildings	50,132	110,817
Leasehold improvements	397,338	624,353
Game and ride equipment	168,709	284,454
Furniture, fixtures and other equipment	108,510	230,986
Property leased under capital leases	16,183	28,228
	791,007	1,322,261
Less accumulated depreciation and amortization	(114,396)	(641,559)
Net property and equipment in service	676,611	680,702
Construction in progress	5,361	10,752
Property and equipment, net	$681,972	$691,454
Property leased under capital leases consists of buildings for our stores. Accumulated amortization related to these assets was $1.0 million and $10.4 million as of December 28, 2014 and December 29, 2013, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $118.6 million, $9.9 million, $79.0 million, and $79.5 million for the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, Fiscal 2013 and Fiscal 2012, respectively, of which, $2.7 million, $0.2 million, $0.8 million and $0.7 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the 317 day period ended includes approximately $1.0 million related to the amortization of franchise agreements (see Note 7. “Goodwill and Intangible Assets, Net”).
Asset Impairments
In the 317 day period ended December 28, 2014, we recognized asset impairment charges of $0.4 million relating to four stores. There were no impairment charges recognized in the 47 day period ended February 14, 2014. In 2013, we recognized asset impairment charges of $3.1 million primarily relating to seven stores, three of which were previously impaired. In 2012, we recognized asset impairment charges of $6.8 million relating to 18 stores, seven of which were previously impaired. Of the stores impaired in 2014, 2013 and 2012, we continue to operate all but four. These impairment charges were the result of a decline in the stores’ financial performance, primarily due to various economic factors in the markets in which the stores are located. As of December 28, 2014 and December 29, 2013, respectively, the aggregate carrying value of the property and equipment at impaired stores, after the impairment charges, was $0.1 million for stores impaired in 2014 and $2.7 million for stores impaired in 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2014, the average discount rate, average sales growth rate and average cash flow margin rate used were 8%, 0% and 0%, respectively. During 2013, the average discount rate, average sales growth rate and average cash flow margin used for impaired stores were 8%, 0% and 11%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Note 7. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended December 29, 2013 and December 28, 2014 (in thousands):

Predecessor:
Balance at December 29, 2013 (1)	$3,458

Successor:
Goodwill assigned in connection with Merger (1)	$432,058
Goodwill assigned in acquisition of Peter Piper Pizza (2)	50,982
Other additions (3)	404
Balance at December 28, 2014	$483,444
_________________________

(1)	The Predecessor goodwill was eliminated in acquisition accounting. See Note 2 “Acquisition of CEC Entertainment, Inc.” for a discussion of goodwill recorded in connection with the Merger.

(2)	See Note 3 “Acquisition of Peter Piper Pizza” for a discussion of goodwill recorded in connection with the Peter Piper Pizza acquisition.

(3)	Represents goodwill related to a franchisee the Company acquired in the second quarter of 2014.
The following table presents our indefinite and definite-lived intangible assets at December 28, 2014. We did not have any indefinite or definite-lived intangible assets prior to the Merger.

	Successor
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese’s tradename	Indefinite	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	$24,800	—	24,800
Favorable lease agreements (1)	10	16,000	(1,679)	14,321
Franchise agreements	25	53,300	(1,021)	52,279
		$494,100	$(2,700)	$491,400
_________________

(1)
In connection with the Merger and the PPP Acquisition, we also recorded unfavorable lease liabilities of $10.2 million and $3.3 million, respectively, which are included in “Other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets for the Successor period. Such amounts are being amortized over a weighted average life of 10 years, which is included in “Rent expense” in our

Consolidated Statements of Earnings for the Successor period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our estimated future amortization expense related to the favorable lease agreements and franchise agreements is set forth as follows (in thousands):

	Favorable Lease Agreements	Franchise Agreements
Fiscal 2015	2,109	2,070
Fiscal 2016	1,987	2,053
Fiscal 2017	1,709	2,053
Fiscal 2018	1,365	2,053
Fiscal 2019	1,221	2,053
Thereafter	5,930	41,997
	14,321	$52,279

Amortization expense related to favorable lease agreements was $1.7 million for the 317 day period ended December 28, 2014, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $1.0 million for the 317 day period ended December 28, 2014, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Merger, we did not incur any amortization expense related to favorable lease agreements for the 47 day period ended February 14, 2014, Fiscal 2013 and Fiscal 2012.
Note 8. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Current:
Salaries and wages	$13,236	$12,399
Insurance	6,514	6,976
Taxes, other than income taxes	10,434	9,393
Other accrued operating expenses	5,377	5,233
Accrued expenses	$35,561	$34,001
Noncurrent:
Insurance	$12,146	$13,194
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Term loan facility	$756,200	$—
Revolving credit facility	—	361,500
Senior notes	255,000	—
Note payable	113	—
Total debt outstanding	1,011,313	361,500
Less:
Unamortized original issue discount	(3,327)	—
Current portion	(9,545)	—
Bank indebtedness and other long-term debt, less current portion	$998,441	$361,500
Predecessor Facility
In connection with the Merger, on February 14, 2014, we repaid the total outstanding borrowings of $348.0 million under the Predecessor’s revolving credit facility (the “Predecessor Facility”), as well as all incurred and unpaid interest on the Predecessor Facility. The debt issuance costs related to the Predecessor Facility were removed from our Consolidated Balance Sheets through acquisition accounting.
The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014, and the fiscal year ended December 29, 2013 was 1.6% and 1.7%, respectively.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities (the “Secured Credit Facilities”), which include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). Upon the consummation of the Merger, we had no borrowings outstanding under the revolving credit facility and $11.1 million of letters of credit issued but undrawn under the facility. As of December 28, 2014, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.
In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving credit facility in an aggregate amount of up to the sum of (a) $200.0 million plus (b) such additional amount so long as, (i) in the case of loans under additional credit facilities that rank equally and without preference with the liens on the collateral securing the Secured Credit Facilities, our consolidated net first lien senior secured leverage ratio would be no greater than 4.25 to 1.00 and (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Secured Credit Facilities, our consolidated total net secured leverage ratio would be no greater than 5.25 to 1.0, subject to certain conditions, and receipt of commitments by existing or additional lenders.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
We received net proceeds from the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Deferred financing costs, net” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The initial applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs based on our net first lien senior secured leverage ratio. During the 317 day period ended December 28, 2014, the federal funds rate ranged from 0.06% to 0.13%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.15% to 0.17%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to a step-down based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the third quarter of 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00. As a result, the applicable margin under the term loan facility was stepped down from 3.25% to 3.00% with respect to LIBOR borrowings and was stepped down from 2.25% to 2.00% with respect to base rate borrowings. The commitment fee’s applicable margin in relation to our revolving credit facility that is currently unutilized, with the exception of our outstanding letters of credit issued but undrawn, was stepped down from 0.50% to 0.375%. These step-downs took effect in the middle of November 2014.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our Secured Credit Facilities.
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
We may voluntarily repay outstanding loans under the Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event as described below, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the term loan facility borrowings resulting in a lower yield occurring at any time during the first six months after the closing date will be accompanied by a 1.00% prepayment premium or fee, as applicable.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30.0% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30.0% drawn thereunder. As of December 28, 2014, the borrowings under the revolving credit facility were less than 30.0% of the outstanding commitments; therefore, the covenant was not in effect.
The Secured Credit Facilities also contain customary affirmative covenants and events of default, and the negative covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements. The acquisitions and sale leaseback transaction and discussed in Note 2. “Acquisition of CEC Entertainment, Inc.”, Note 3. “Acquisition of Peter Piper Pizza” and Note 12. “Sale Leaseback Transaction” were permitted under the Secured Credit Facilities agreement.
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65.0% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests will consist of a first-priority lien with respect to the collateral.
Senior Unsecured Debt
Also in connection with the Merger on February 14, 2014, we borrowed $248.5 million under a bridge loan facility (the “bridge loan facility”) and used the proceeds to fund a portion of the Acquisition. We incurred $4.7 million of financing costs and $0.2 million of interest related to the bridge loan facility, which are included in “Interest expense” in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014.
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due 2022 (the “senior notes”) in a private offering. The senior notes bear interest at a rate of 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40.0% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108.0% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
On October 14, 2014, the Company filed a preliminary prospectus under a Registration Statement on Form S-4 to offer to exchange $255.0 million of registered 8.000% senior notes due 2022 and certain related guarantees (the “exchange notes”) for a like aggregate amount of our outstanding senior notes and certain related guarantees, which were issued on February 19, 2014 in connection with the Merger. The Registration Statement became effective on October 27, 2014, at which time we filed the final prospectus. The exchange offer began on October 28, 2014 and expired on December 2, 2014. All of the conditions to the exchange offer were satisfied, and we exchanged $255.0 million of our senior notes for $255.0 million of the exchange notes.
The form and terms of the exchange notes are the same as the forms and terms of the initial senior notes except that the issuance of the exchange notes is registered under the Securities Act, the exchange notes will not bear legends restricting their transfer and they will not be entitled to registration rights under our registration rights agreement. The exchange notes will evidence the same debt as the initial notes, and both the initial senior notes and the exchange notes are governed by the same indenture. We refer to the senior notes and the exchange notes collectively as the “senior notes.”
We paid $6.4 million in debt issuance costs related to the senior notes issued in February 2014, which we capitalized in “Deferred financing costs, net” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the 317 day period ended December 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Our obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our Secured Credit Facilities.
The indenture contains restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; (vii) enter into certain transactions with our affiliates; and (viii) restrict dividends from our subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Obligations
The following table sets forth our future debt payment obligations as of December 28, 2014 (in thousands):

One year or less	$9,545
Two years	7,655
Three years	7,613
Four years	5,700
Five years	7,600
Thereafter	973,200
1,011,313
Less: unamortized discount	(3,327)
$1,007,986
Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Twelve Months Ended	Twelve Months Ended
	December 28, 2014	February 14, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Term loan facility (1)	$29,962	$—	$—	$—
Senior notes	17,697	—	—	—
Bridge loan facility (2)	4,943	—	—	—
Predecessor Facility	—	745	6,034	6,440
Capital lease obligations	1,541	275	1,610	2,193
Sale leaseback obligations	3,721	—	—	—
Amortization of debt issuance costs	3,488	58	459	447
Other	(400)	73	(650)	321
	$60,952	$1,151	$7,453	$9,401
 __________________
(1)    Includes amortization of original issue discount.
(2)    Includes debt issuance costs of $4.7 million related to the issuance of the Bridge Loan and $0.2 million interest.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities, bridge loan facility and senior notes was 6.2% for the 317 day period ended December 28, 2014. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.7% for the 317 day period ended December 28, 2014.
Note 10. Fair Value of Financial Instruments:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information on our financial instruments as of the dates presented:

	Successor		Predecessor
	December 28, 2014		December 29, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$998,441	$974,084	$361,500	$361,500

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our secured credit facilities, term loan and senior notes was determined by using estimated market prices of our outstanding borrowings under our term loan facility and the senior notes, which are classified as Level 2 in the fair value hierarchy.
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
During the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014 and the fiscal year ended December 29, 2013, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 11. Other Non-current Liabilities:
Other non-current liabilities consisted of the following as of the dates presented:

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Sale leaseback obligations, less current portion (1)	$181,282	$—
Deferred rent liability	7,847	59,743
Deferred landlord contributions	981	26,702
Long-term portion of unfavorable leases	10,942	—
Other	4,332	4,802
Total other noncurrent liabilities	$205,384	$91,247
__________________

(1)	See Note 12 “Sale Leaseback Transaction” for further discussion on our sale leaseback obligations.

Note 12. Sale Leaseback Transaction:
On August 25, 2014, we completed a sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NNN”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. For accounting purposes, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we (i) include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, (ii) report the associated property as owned assets, (iii) continue to depreciate the assets over their remaining useful lives, and (iv) record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property.
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the PPP Acquisition, as discussed in Note 3. “Acquisition of Peter Piper Pizza”. We expect to use the remaining net proceeds from the Sale Leaseback for capital expenditures, future liquidity needs and other general corporate purposes. The cumulative proceeds received were $183.7 million. The long-term and current portions of our obligation under the sale leaseback were $181.3 million and $1.7 million, respectively, as of December 28, 2014, and are included in “Other non-current liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in ‘Property and equipment, net’ in our Consolidated Balance Sheets, was $84.3 million and $98.7 million as of December 28, 2014 and December 29, 2013, respectively.
Our future minimum lease commitments related to the Sale Leaseback, as of December 28, 2014 for fiscal years 2015, 2016, 2017, 2018, 2019 and thereafter are, in thousands, $12,759, $13,014, $13,274, $13,540, $13,810 and $237,329.
Note 13. Commitments and Contingencies:
Leases
We lease certain stores under operating and capital leases that expire at various dates through 2034 with renewal options that expire at various dates through 2045. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the store’s revenues exceed certain thresholds as stipulated in the respective lease agreement. The leases generally have initial terms of 10 to 20 years with various renewal options.
The annual future lease commitments under capital lease obligations and non-cancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of December 28, 2014, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2015	$2,201	$94,748
2016	2,174	92,885
2017	2,213	88,968
2018	2,283	85,029
2019	2,280	81,311
Thereafter	22,928	616,695
Future minimum lease payments	34,079	1,059,636
Less amounts representing interest (interest rates range from 2.99% to 99.09%)	(18,195)
Present value of future minimum lease payments	15,884
Less current portion	(408)
Capital lease obligations, net of current portion	$15,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense, including contingent rent based on a percentage of stores’ sales, when applicable, was comprised of the following:

			Fiscal Years
	Successor	Predecessor	Predecessor	Predecessor
	317 Days Ended December 28, 2014	47 Days Ended February 14, 2014	2013	2012
	(in thousands)
Minimum rentals	$77,498	$12,480	$79,315	$76,151
Contingent rentals	117	36	103	138
	$77,615	$12,516	$79,418	$76,289
Rent expense of $0.9 million for the 317 days ended December 28, 2014, $0.1 million for the 47 days ended February 14, 2014, and $1.0 million in 2013 and 2012 related to our corporate offices and warehouse facilities and was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $3.9 million at December 28, 2014 and consisted of obligations associated with the modernization of various information technology platforms. These purchase obligations exclude agreements that can be canceled without significant penalty.
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
Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. On March 27, 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division. On April 25, 2014, the plaintiff petitioned the court to remand the Ford Litigation to California state court; on July 10, 2014, that motion was denied, so the case will proceed in federal court. The parties have exchanged formal discovery. The Company’s investigation is ongoing. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On March 24, 2014, Franchesca Ford and Isabel Rodriguez filed a purported class action lawsuit against the Company in the U.S. District Court, Southern District of California, San Diego Division. The plaintiffs claim to represent other similarly-situated applicants who were subject to pre-employment background checks with the Company in California and across the United States from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. On May 21, 2014, the Company filed an answer to the complaint. On September 23, 2014, the Company reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment of up to $1,750,000 (a substantial portion of which would be covered by the Company’s insurance carrier). On January 16, 2015, the parties executed a written settlement agreement, which will be submitted to the Court for approval. We currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
The Company has accrued for all probable and reasonably estimable losses associated with the above claims.
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the United States during the period October 17, 2011 to the present. The lawsuit alleges current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2012, the Company removed the Sinohui Litigation to the U.S. District Court, Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On January 21, 2015, the Company issued a formal written demand to the plaintiff to dismiss his motion to remand based on recent case law. If the plaintiff does not voluntarily dismiss the Motion to Remand, the Court will hear the motion at a hearing currently scheduled for February 27, 2015. The Company’s investigation is ongoing. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into the Merger Agreement, four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of the Company against the Company, its directors, Apollo, Parent and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. The first purported class action, styled Hilary Coyne v. Richard M. Frank et al. (the “Coyne Action”), was filed on January 21, 2014. The second, styled John Solak v. CEC Entertainment, Inc. et al. (the “Solak Action”), was filed on January 22, 2014. The third, styled Irene Dixon v. CEC Entertainment, Inc. et al. (the “Dixon Action”), was filed on January 24, 2014, and additionally names as defendants Apollo Management VIII, L.P. and the AP VIII Queso Holdings, L.P. The fourth, styled Louisiana Municipal Public Employees’ Retirement System v. Frank, et al. (the “LMPERS Action”), was filed on January 31, 2014, and additionally names as defendants, Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (collectively, Coyne, Solak, and Dixon Actions shall be referred to as the “Shareholder Actions”).
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of the Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would be able to consider alternative acquisition proposals. The Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached its fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
Each of the Shareholder Actions allege that Apollo aided and abetted the Board’s breaches of fiduciary duties. The Solak and Dixon Actions allege that CEC also aided and abetted such breaches, and the Solak and LMPERS Actions further allege that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Parent and the Merger Sub aided and abetted such actions. The LMPERS Action further alleges that Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. aided and abetted such actions.
The Shareholder Actions seek, among other things, rescission of the transactions, damages, attorneys’ and experts’ fees and costs, and other unspecified relief.
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the “Coyne Amended Complaint”), and on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the “Solak Amended Complaint”) (together, the “Amended Complaints”). The Amended Complaints incorporate all of the allegations in the original complaints and add allegations that the Board-approved Statement omitted certain material information, in further violation of the Board’s fiduciary duties, and request an order directing the Board to disclose such allegedly-omitted material information. The Solak Amended Complaint also adds allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated into one action. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the consolidated lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will substantially be completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice followed, potentially, by a trial on the merits of the Appraisal Petitioners’ claims thereafter. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Note 14. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Years
	December 28, 2014	February 14, 2014	2013	2012
	(in thousands)
Current tax expense (benefit):
Federal	26,702	2,505	26,950	23,903
State	4,984	390	4,191	2,936
Foreign	(255)	(92)	78	77
	31,431	2,803	31,219	26,916
Deferred tax expense (benefit):
Federal	(52,251)	(2,282)	(2,099)	(619)
State	(9,909)	302	(732)	(36)
Foreign	(394)	195	(194)	(181)
	(62,554)	(1,785)	(3,025)	(836)
Income tax expense (benefit)	(31,123)	1,018	28,194	26,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Years
	December 28, 2014	February 14, 2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8%	20.5%	3.0%	3.4%
Federal income tax credits, net	0.4%	(2.0)%	(1.2)%	(0.5)%
Merger and acquisition related costs	(4.8)%	3.1%	—%	—%
State tax credit, valuation adjustment	(0.4)%	5.6%	—%	—%
Other	(0.6)%	(3.1)%	0.3%	(0.5)%
Effective tax rate	33.4%	59.1%	37.1%	37.4%

	Successor	Predecessor
	December 28, 2014	December 29, 2013
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,548	$2,180
Unearned revenue	2,105	3,645
Deferred rent	2,497	23,209
Stock-based compensation	270	2,781
Accrued insurance and employee benefit plans	8,462	7,915
Unrecognized tax benefits (1)	1,471	1,373
NOL and Other Carryforwards	8,483	—
Loan Costs	1,758	—
Other	527	2,880
Gross deferred tax assets	28,121	43,983
Deferred tax liabilities:
Depreciation and amortization	(59,871)	(96,394)
Prepaid assets	(1,238)	(1,636)
Intangibles	(183,102)	—
Favorable/Unfavorable Leases	(795)	—
Other	(2,087)	(1,693)
Gross deferred tax liabilities	(247,093)	(99,723)
Net deferred tax liability	$(218,972)	$(55,740)
Amounts reported on Consolidated Balance Sheets:
Current deferred tax asset	$3,943	$2,091
Non-current deferred tax liability	(222,915)	(57,831)
Net deferred tax liability	$(218,972)	$(55,740)
_________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.
Our effective income tax rate of 33.4% for the 317 day period ended December 28, 2014 differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger as well as the Peter Piper Pizza Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective income tax rate of 59.1% for the 47 day period ended February 14, 2014 differs from the statutory rate due to the unfavorable impact of non-deductible costs related to the Merger, a net increase in our liability for uncertain tax positions, an increase in income tax expense resulting from certain state income tax credits carried forward which we estimate will expire unused, partially offset by federal employment related tax credits.
As of December 28, 2014, we have $21.2 million of federal net operating loss carryforwards (expiring at the end of tax years 2019 through 2030), $3.8 million of state net operating loss carryforwards (expiring at the end of tax years 2015 through 2034), and $0.2 million of Alternative Minimum Tax credit carryforwards (with no expiration). These net operating loss and credit carryforwards relate to Peter Piper Pizza, and our ability to use these tax attributes to offset future taxable income and tax is limited by Section 382 of the Internal Revenue Code. However, we do not believe the Section 382 limitation will prevent us from fully utilizing these carryforwards.
As of December 28, 2014, we have state income tax credit carryforwards, net of federal benefits of $1.3 million (which are not subject to Section 382 limitations), with a valuation allowance, net of federal benefit, of $0.6 million. As of December 29, 2013, we had state income tax credit carryforwards, net of federal benefit, of $1.4 million with a valuation allowance, net of federal benefit, of $0.1 million.
Our net deferred tax liability increased from $55.7 million as of December 29, 2013 to $219.0 million as of December 28, 2014. The increase primarily relates to the tax effect of acquisition accounting adjustments made to the financial statement carrying value of our assets and liabilities of $214.8 million resulting from the Merger, $12.9 million related to the Peter Piper Pizza Acquisition (including the tax effect of acquisition accounting adjustments relating to the carrying value of Peter Piper Pizza’s assets and liabilities) partially offset by a deferred tax benefit of $1.8 million in the 47 day period ended February 14, 2014 and a deferred tax benefit of $62.6 million in the 317 day period ended December 28, 2014.
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2011 with the exception of adjustments included in certain amended returns filed in 2011, 2012 and 2013 for tax years 2006 through 2009 and Peter Piper Pizza federal income tax returns with net operating losses which have been carried forward (whereas, adjustments can be made to these returns until the respective statute of limitations expire for the particular tax years the net operating losses are utilized). In general, our state income tax statutes of limitations have expired for tax years ended before 2010 with similar exceptions as noted above regarding our federal tax returns (amended state tax returns filed for tax years 2006 through 2009 and Peter Piper Pizza state income tax returns generating net operating loss carryforwards). In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$2,598	$2,923	$4,497
Additions for tax positions taken in the current year	168	223	511
Increases for tax positions taken in prior years	613	463	1,076
Decreases for tax positions taken in prior years	(421)	(422)	(1,063)
Settlement with tax authorities	(114)	(283)	(1,699)
Expiration of statute of limitations	(962)	(306)	(399)
Balance at end of period	$1,882	$2,598	$2,923

Our liability for uncertain tax positions (excluding interest and penalties) was $1.9 million and $2.6 million as of December 28, 2014 and December 29, 2013, respectively, and if recognized would decrease our provision for income taxes by $1.2 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.4 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total accrued interest and penalties related to unrecognized tax benefits as of December 28, 2014 and December 29, 2013, was $1.5 million and $1.9 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other non-current liabilities.”
Note 15. Stock-Based Compensation Arrangements:
Predecessor Restricted Stock Plans
Prior to the Merger, our stock-based compensation plans permitted us to grant awards of restricted stock to our employees and non-employee directors. Certain of these awards were subject to performance-based criteria. Our stock-based compensation plans had provisions allowing for the automatic vesting of awards granted under those plans following a change of control, as defined in the applicable plan. The fair value of all stock-based awards, less estimated forfeitures, if any, and portions capitalized as described below, was recognized as stock-based compensation expense in “General and administrative expenses” in the Consolidated Statements of Earnings over the period that services were required to be provided in exchange for the award.
In connection with the Merger, all unvested restricted stock awards to our employees and non-employee directors became fully vested, and at the effective time of the Merger, each such share of restricted stock was canceled and converted into the right to receive an amount equal to the offer price of $54.00 per share, plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws. We recorded $11.1 million in stock-based compensation expense related to the acceleration of restricted stock awards in “Transaction and severance cost” in the Consolidated Statements of Earnings during the 47 day period ended February 14, 2014.
Successor Stock Options Plan
In the Successor period, the Board of Directors of Parent adopted the 2014 Equity Incentive Plan, whereby Parent may grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During the 317 day period ended December 28, 2014, Parent granted options to purchase 2,324,870 shares of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based and vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain market conditions are met. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. The options are also subject to accelerated vesting in the event of certain terminations of employment upon or within 12 months following a change in control of Queso Holdings Inc. Compensation costs related to options in the Parent were recorded by CEC.

Stock Options
Unvested stock options, February 14, 2014	—
Granted	2,324,870
Forfeited	(37,407)
Unvested stock options, December 28, 2014	2,287,463
Stock options expected to vest, December 28, 2014	2,287,463
Exercisable stock options, December 28, 2014	—
As of December 28, 2014, we had $3.1 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 4.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor	Predecessor
	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Years
	December 28, 2014	February 14, 2014	2013	2012
	(in thousands)
Stock-based compensation costs	$713	$1,117	$8,660	$7,595
Portion capitalized as property and equipment (1)	(10)	—	(179)	(127)
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	11,108	—	—
Stock-based compensation expense recognized	$703	$12,225	$8,481	$7,468
Tax benefit recognized from stock-based compensation awards (2)	$4,874	$—	$3,377	$2,947
 __________________

(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized stock-based compensation costs attributable to our store development projects are included in “Property and equipment, net” in the Consolidated Balance Sheets.

(2)
Included in tax benefit recognized is the $5.0 million tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, as such tax benefit will be deductible for income tax purposes on the Successor tax return for fiscal year 2014.

Note 16. Stockholders’ Equity:

Successor
We have one class of common capital stock, our Successor common stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings, Inc. As of December 28, 2014 we have 200 shares issued and outstanding. See further discussion in Note 2. “Acquisition of CEC Entertainment, Inc.”
Predecessor
Prior to the Merger, we had one class of common capital stock, our Predecessor common stock, as disclosed on our Consolidated Balance Sheets. Holders of our common stock were entitled to one vote per share held on all matters submitted to a vote of the stockholders.
Our articles of incorporation authorized our Board of Directors (“Board”), at its discretion, to issue up to 500,000 shares of Class B Preferred Stock (“Preferred B Stock”), par value $100. Shares of Preferred B Stock could be issued in one or more series and were entitled to dividends, voting powers, liquidation preferences, conversion and redemption rights and certain other rights and preferences as determined by the Board. As of December 29, 2013, there were no shares of Preferred B Stock issued or outstanding.
Stock Repurchase Program
On April 30, 2013, our Board authorized a $100 million increase to our existing Board approved stock repurchase program. During 2013 and 2012, we repurchased, under our repurchase program, 526,246 shares and 406,507 shares, respectively, of our common stock at an aggregate purchase price of $18.1 million and $14.4 million, respectively. As of December 29, 2013, $128.9 million remained available for us to repurchase shares of our common stock in the future, under our approved stock repurchase program.
In accordance with the Merger Agreement, our ability to repurchase shares of our common stock is restricted. Although there are no current plans to modify the implementation of our stock repurchase program, our Board may elect to accelerate, expand, suspend, delay or discontinue the program at any time. See further discussion of the Merger in Note 2. “Acquisition of CEC Entertainment, Inc.”
Cash Dividends

On October 29, 2013, our Board had approved a 13% increase in the Company’s quarterly cash dividend. We declared dividends to common stockholders during 2013 of $17.4 million. In accordance with the Merger Agreement, our ability to declare dividends is restricted. See further discussion of the Merger in Note 2. “Acquisition of CEC Entertainment, Inc.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17. Consolidating Guarantor Financial Information:
The senior notes issued by CEC Entertainment, Inc. (the “Issuer”) in conjunction with the Acquisition are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$97,020	$6,427	$7,547	$—	$110,994
Accounts receivable	13,209	5,487	3,797	(3,658)	18,835
Inventories	15,008	3,596	375	—	18,979
Other current assets	19,086	3,711	2,040	—	24,837
Total current assets	144,323	19,221	13,759	(3,658)	173,645
Property and equipment, net	638,239	33,064	10,669	—	681,972
Goodwill	432,462	50,982	—	—	483,444
Intangible assets, net	24,649	466,751	—	—	491,400
Intercompany	129,429	25,090	32,655	(187,174)	—
Investment in subsidiaries	428,836	—	—	(428,836)	—
Other noncurrent assets	27,770	5,875	37	—	33,682
Total assets	$1,825,708	$600,983	$57,120	$(619,668)	$1,864,143
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$45	$—	$—	$9,545
Capital lease obligations, current portion	405	—	3	—	408
Accounts payable and accrued expenses	82,995	21,989	(248)	(484)	104,252
Other current liabilities	2,990	—	—	—	2,990
Total current liabilities	95,890	22,034	(245)	(484)	117,195
Capital lease obligations, less current portion	15,395	—	81	—	15,476
Bank indebtedness and other long-term debt, less current portion	998,374	67	—	—	998,441
Deferred tax liability	207,258	14,877	780	—	222,915
Intercompany	6,309	126,497	57,542	(190,348)	—
Other noncurrent liabilities	209,896	7,472	162	—	217,530
Total liabilities	1,533,122	170,947	58,320	(190,832)	1,571,557
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	355,587	465,451	3,089	(468,540)	355,587
Retained earnings (deficit)	(62,088)	(35,415)	(3,376)	38,791	(62,088)
Accumulated other comprehensive income (loss)	(913)	—	(913)	913	(913)
Total stockholders' equity	292,586	430,036	(1,200)	(428,836)	292,586
Total liabilities and stockholders' equity	$1,825,708	$600,983	$57,120	$(619,668)	$1,864,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$293,407	$8,259	$6,030	$—	$307,696
Entertainment and merchandise sales	391,818	2,490	10,094	—	404,402
Total Company store sales	685,225	10,749	16,124	—	712,098
Franchise fees and royalties	1,813	4,670	—	—	6,483
International Association assessments and other fees	1,006	1,233	37,388	(39,627)	—
Total revenues	688,044	16,652	53,512	(39,627)	718,581
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	75,772	2,324	1,900	—	79,996
Cost of entertainment and merchandise	23,832	244	660	(128)	24,608
Total cost of food, beverage, entertainment and merchandise	99,604	2,568	2,560	(128)	104,604
Labor expenses	192,651	2,922	5,282	—	200,855
Depreciation and amortization	111,816	1,197	2,938	—	115,951
Rent expense	73,337	938	2,423	—	76,698
Other store operating expenses	112,669	2,445	3,410	1,372	119,896
Total Company store operating costs	590,077	10,070	16,613	1,244	618,004
Advertising expense	38,511	638	31,712	(37,159)	33,702
General and administrative expenses	18,414	34,176	1,091	(3,712)	49,969
Transaction and severance costs	40,998	7,760	—	—	48,758
Asset Impairment	40	3	364	—	407
Total operating costs and expenses	688,040	52,647	49,780	(39,627)	750,840
Operating income (loss)	4	(35,995)	3,732	—	(32,259)
Equity in earnings (loss) in affiliates	(36,988)	—	—	36,988	—
Interest expense	59,644	770	538	—	60,952
Income (loss) before income taxes	(96,628)	(36,765)	3,194	36,988	(93,211)
Income tax expense (benefit)	(34,540)	2,441	976	—	(31,123)
Net income (loss)	$(62,088)	$(39,206)	$2,218	$36,988	$(62,088)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(913)	$—	$(913)	$913	$(913)
Total components of other comprehensive income (loss), net of tax	(913)	—	(913)	913	(913)
Comprehensive income (loss)	$(63,001)	$(39,206)	$1,305	$37,901	$(63,001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$49,803	$32	$1,062	$—	$50,897
Entertainment and merchandise sales	61,082	—	1,577	—	62,659
Total Company store sales	110,885	32	2,639	—	113,556
Franchise fees and royalties	353	334	—	—	687
International Association assessments and other fees	—	4,558	6,095	(10,653)	—
Total revenues	111,238	4,924	8,734	(10,653)	114,243
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	11,924	25	336	—	12,285
Cost of entertainment and merchandise	3,618	—	131	(20)	3,729
Total cost of food, beverage, entertainment and merchandise	15,542	25	467	(20)	16,014
Labor expenses	31,107	—	891	—	31,998
Depreciation and amortization	9,430	—	303	—	9,733
Rent expense	11,962	—	403	—	12,365
Other store operating expenses	20,193	(44)	(82)	(4,307)	15,760
Total Company store operating costs	88,234	(19)	1,982	(4,327)	85,870
Advertising expense	6,144	17	5,853	(6,111)	5,903
General and administrative expenses	4,124	3,863	191	(215)	7,963
Transaction and severance costs	1,800	9,834	—	—	11,634
Total operating costs and expenses	100,302	13,695	8,026	(10,653)	111,370
Operating income (loss)	10,936	(8,771)	708	—	2,873
Equity in earnings (loss) in affiliates	(4,523)	—	—	4,523	—
Interest expense (income)	1,822	(771)	100	—	1,151
Income (loss) before income taxes	4,591	(8,000)	608	4,523	1,722
Income tax expense (benefit)	3,887	(3,040)	171	—	1,018
Net income (loss)	$704	$(4,960)	$437	$4,523	$704

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(541)	$—	$(541)	$541	$(541)
Total components of other comprehensive income (loss), net of tax	(541)	—	(541)	541	(541)
Comprehensive income (loss)	163	$(4,960)	$(104)	$5,064	$163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Twelve Months Ended December 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$358,931	$683	$9,016	$(46)	$368,584
Entertainment and merchandise sales	434,429	—	13,726	—	448,155
Total Company store sales	793,360	683	22,742	(46)	816,739
Franchise fees and royalties	2,363	2,619	—	—	4,982
International Association assessments and other fees	—	63,400	43,463	(106,863)	—
Total revenues	795,723	66,702	66,205	(106,909)	821,721
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	87,543	33	2,787	—	90,363
Cost of entertainment and merchandise	28,952	(32)	915	(60)	29,775
Total cost of food, beverage, entertainment and merchandise	116,495	1	3,702	(60)	120,138
Labor expenses	222,085	—	7,087	—	229,172
Depreciation and amortization	76,026	—	2,141	—	78,167
Rent expense	75,681	—	2,782	—	78,463
Other store operating expenses	189,087	(460)	4,782	(62,374)	131,035
Total Company store operating costs	679,374	(459)	20,494	(62,434)	636,975
Advertising expense	44,244	—	40,411	(43,438)	41,217
General and administrative expenses	17,817	38,617	1,294	(1,037)	56,691
Transaction and severance costs	316	—	—	—	316
Asset impairment	2,241	—	810	—	3,051
Total operating costs and expenses	743,992	38,158	63,009	(106,909)	738,250
Operating income (loss)	51,731	28,544	3,196	—	83,471
Equity in earnings (loss) in affiliates	23,240	—	—	(23,240)	—
Interest expense (income)	12,620	(6,002)	835	—	7,453
Income (loss) before income taxes	62,351	34,546	2,361	(23,240)	76,018
Income tax expense (benefit)	14,527	12,877	790	—	28,194
Net income (loss)	$47,824	$21,669	$1,571	$(23,240)	$47,824

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,116)	$—	$(1,116)	$1,116	$(1,116)
Total components of other comprehensive income (loss), net of tax	(1,116)	—	(1,116)	1,116	(1,116)
Comprehensive income (loss)	$46,708	$21,669	$455	$(22,124)	$46,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Twelve Months Ended December 30, 2012
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$361,696	$1,641	$9,611	$—	$372,948
Entertainment and merchandise sales	410,853	1,132	14,004	—	425,989
Total Company store sales	772,549	2,773	23,615	—	798,937
Franchise fees and royalties	2,459	2,084	—	—	4,543
International Association assessments and other fees	—	57,863	30,019	(87,882)	—
Total revenues	775,008	62,720	53,634	(87,882)	803,480
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	89,946	316	3,155	—	93,417
Cost of entertainment and merchandise	29,860	66	929	—	30,855
Total cost of food, beverage, entertainment and merchandise	119,806	382	4,084	—	124,272
Labor expenses	215,787	558	7,260	—	223,605
Depreciation and amortization	76,323	188	2,258	—	78,769
Rent expense	72,218	258	2,836	—	75,312
Other store operating expenses	179,394	240	5,026	(57,805)	126,855
Total Company store operating costs	663,528	1,626	21,464	(57,805)	628,813
Advertising expense	32,791	89	32,521	(29,994)	35,407
General and administrative expenses	18,176	34,349	995	(83)	53,437
Asset impairment	6,012	—	740	—	6,752
Total operating costs and expenses	720,507	36,064	55,720	(87,882)	724,409
Operating income (loss)	54,501	26,656	(2,086)	—	79,071
Equity in earnings (loss) in affiliates	18,146	—	—	(18,146)	—
Interest expense (income)	12,922	(4,218)	697	—	9,401
Income (loss) before income taxes	59,725	30,874	(2,783)	(18,146)	69,670
Income tax expense (benefit)	16,135	10,937	(992)	—	26,080
Net income (loss)	$43,590	$19,937	$(1,791)	$(18,146)	$43,590

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$538	$—	$538	$(538)	$538
Total components of other comprehensive income (loss), net of tax	538	—	538	(538)	538
Comprehensive income (loss)	$44,128	$19,937	$(1,253)	$(18,684)	$44,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Successor
	Issuer		Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$70,034		$(24,166)	$2,223	$—	$48,091

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)		—	—	—	(946,898)
Acquisition of Peter Piper Pizza	(118,409)		5,267	—	—	(113,142)
Intercompany Note	—		375,539	—	(375,539)	—
Purchases of property and equipment	(55,299)		(5,665)	(1,593)	—	(62,557)
Development of internal use software	—		(2,130)	—	—	(2,130)
Proceeds from sale of property and equipment	23		419	—	—	442
Cash flows provided by (used in) investing activities	(1,120,583)		373,430	(1,593)	(375,539)	(1,124,285)

Cash flows from financing activities:
Net proceeds from senior term loan, net of original issue discount	756,200		—	—	—	756,200
Net proceeds from senior unsecured notes	255,000		—	—	—	255,000
Repayment of Predecessor Facility	—		(348,000)	—	—	(348,000)
Repayments on senior term loan	(3,800)		(7)	—	—	(3,807)
Intercompany Note	(375,539)		5,050	(5,050)	375,539	—
Proceeds from financing sale-leaseback transaction	183,685		—	—	—	183,685
Payment of debt financing costs	(27,575)		—	—	—	(27,575)
Payments on capital lease obligations	(297)		—	—	—	(297)
Payments on sale leaseback transactions	(742)	—	—	—	—	(742)
Dividends paid	(890)		—	—	—	(890)
Excess tax benefit realized from stock-based compensation	4,874		—	—	—	4,874
Equity contribution	350,000		—	—	—	350,000
Cash flows provided by (used in) financing activities	1,140,916		(342,957)	(5,050)	375,539	1,168,448
Effect of foreign exchange rate changes on cash	—		—	(444)	—	(444)

Change in cash and cash equivalents	90,367		6,307	(4,864)	—	91,810
Cash and cash equivalents at beginning of period	6,653		120	12,411	—	19,184
Cash and cash equivalents at end of period	$97,020		$6,427	$7,547	$—	$110,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Twelve Months Ended December 29, 2013
(in thousands)

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$179,913	$(43,734)	$2,485	$—	$138,664

Cash flows from investing activities:
Intercompany Note	—	87,775	—	(87,775)	—
Purchases of property and equipment	(71,947)	(1,265)	(873)	—	(74,085)
Proceeds from sale of property and equipment	1,890	640	—	—	2,530
Other investing activities	613	—	—	—	613
Cash flows provided by (used in) investing activities	(69,444)	87,150	(873)	(87,775)	(70,942)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facility	—	(28,000)	—	—	(28,000)
Intercompany Note	(73,650)	(13,750)	(375)	87,775	—
Payments on capital lease obligations	(885)	—	(68)	—	(953)
Dividends paid	(17,097)	—	—	—	(17,097)
Excess tax benefit realized from stock-based compensation	343	—	—	—	343
Restricted stock returned for payment of taxes	(2,212)	—	—	—	(2,212)
Purchases of treasury stock	(18,112)	—	—	—	(18,112)
Cash flows provided by (used in) financing activities	(111,613)	(41,750)	(443)	87,775	(66,031)
Effect of foreign exchange rate changes on cash	—	—	(641)	—	(641)

Change in cash and cash equivalents	(1,144)	1,666	528	—	1,050
Cash and cash equivalents at beginning of period	11,321	248	8,067	—	19,636
Cash and cash equivalents at end of period	$10,177	$1,914	$8,595	$—	$20,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Twelve Months Ended December 30, 2012
(in thousands)

	Predecessor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	568,923		(430,697)		(1,134)		—		137,092

Cash flows from investing activities:
Acquisition of Predecessor	—		—		—		—		—
Acquisition of Franchise	(241)		3		—		—		(238)
Intercompany Note	—		437,125		—		(437,125)		—
Purchases of property and equipment	(91,266)		(6,627)		(1,358)		—		(99,251)
Proceeds from sale of property and equipment	586		—		—		—		586
Other investing activities	—		—		—		—		—
Cash flows provided by (used in) investing activities	(90,921)	—	430,501	—	(1,358)	—	(437,125)	—	(98,903)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facility	—		(100)		—		—		(100)
Intercompany Note	(440,475)		—		3,350		437,125		—
Payments on capital lease obligations	(903)		—		(46)		—		(949)
Dividends paid	(19,846)		—		—		—		(19,846)
Excess tax benefit realized from stock-based compensation	619		—		—		—		619
Restricted stock returned for payment of taxes	(2,656)		—		—		—		(2,656)
Purchases of treasury stock	(14,353)		—		—		—		(14,353)
Cash flows provided by (used in) financing activities	(477,614)	—	(100)	—	3,304	—	437,125	—	(37,285)
Effect of foreign exchange rate changes on cash	—		—		59		—		59

Change in cash and cash equivalents	388	—	(296)	—	871	—	—	—	963
Cash and cash equivalents at beginning of period	10,933		544		7,196		—		18,673
Cash and cash equivalents at end of period	$11,321		$248		$8,067		$—		$19,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2014 and 2013:

	Quarters in Fiscal Year 2014
	Predecessor	Successor (1)
	For the 47 Day Period Ended	For the 44 Day Period Ended
	February 14, 2014	March 30, 2014	June 29, 2014	Sept. 28, 2014	Dec. 28, 2014
	(in thousands)
Food and beverage sales	$50,897	$62,277	$79,649	$82,271	$83,499
Entertainment and merchandise sales	62,659	78,613	105,651	115,885	104,253
Company store sales	113,556	140,890	185,300	198,156	187,752
Franchise fees and royalties	687	686	1,274	1,533	2,990
Total revenues	$114,243	$141,576	$186,574	$199,689	$190,742
Operating income (2)	$2,873	$(3,367)	$(4,905)	$(4,241)	$(19,746)
Income (loss) before income taxes (2)	$1,722	$(15,410)	$(20,144)	$(20,215)	$(37,442)
Net income (loss) (2)	$704	$(13,872)	$(12,784)	$(13,279)	$(22,153)

	Quarters in Fiscal Year 2013
	Predecessor
	March 31, 2013	June 30, 2013	Sept. 29, 2013	Dec. 29, 2013
	(in thousands)
Food and beverage sales	$115,801	$86,517	$87,170	$79,096
Entertainment and merchandise sales	138,402	103,926	107,629	98,198
Company store sales	254,203	190,443	194,799	177,294
Franchise fees and royalties	1,100	1,501	1,107	1,274
Total revenues	$255,303	$191,944	$195,906	$178,568
Operating income (2)	$56,221	$13,465	$13,225	$560
Income (loss) before income taxes (2)	$54,029	$11,426	$11,947	$(1,384)
Net income (loss) (2)	$33,257	$7,239	$7,439	$(111)
_______________________

(1)
The quarterly condensed consolidated results of operations for the quarter ended December 28, 2014 include the results of Peter Piper Pizza for the 73 day period from October 17, 2014 through December 28, 2014.

(2)	The results for the fourth quarter of 2014 and the second, third and fourth quarters of 2013 include asset impairments of $0.4 million, $0.2 million, $0.5 million and $2.3 million, respectively.
Quarterly operating results are not necessarily representative of operations for a full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2014 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 28, 2014 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 28, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in 2014, we began the implementation of a financial system to upgrade our general ledger and reporting tools. We are performing the implementation in the normal course of business to increase efficiency and align our processes throughout the organization.

ITEM 9B. Other Information.
None.

ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of five members, including our Chief Executive Officer, one partner of Apollo, two principals of Apollo and one independent member.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

Thomas Leverton	43	Chief Executive Officer and Director
J. Roger Cardinale	55	President
Temple Weiss	43	Executive Vice President, Chief Financial Officer
Randy G. Forsythe	53	Executive Vice President, Director of Operations
Mark Gordon	55	Senior Vice President and Chief Operating Officer - International Operations
Lance A. Milken	39	Director
James Chambers	29	Director
Daniel E. Flesh	33	Director
Allen R. Weiss	60	Director
Thomas Leverton has served as a member of our Board and Chief Executive Officer of the Company since July 2014. He served as Chief Executive Officer of Topgolf from May 2013 until July 2014. Before Topgolf, Mr. Leverton served as Chief Executive Officer of Omniflight, an air medical operator. Earlier in his career, he held executive roles at FedEx Office, including Executive Vice President and Chief Development Officer. Mr. Leverton also served as Chief Operating Officer of TXU Energy. He began his career at Johnson & Johnson and Bain & Company. In light of our ownership structure and Mr. Leverton’s extensive executive leadership and management experience, the Board believes it is appropriate for Mr. Leverton to serve as our director.
J. Roger Cardinale has served as President of the Company since June 2014. Previously, he served as Executive Vice President of Development and Purchasing of the Company since December 1999. In 2013, he was named President of the Company’s International Division. Prior to that, he served as Senior Vice President of Purchasing from March 1998 to December 1999 and Senior Vice President of Real Estate from January 1999 to December 1999. From January 1993 to March 1998, he served as Vice President of Purchasing and, from September 1990 to January 1993, he served as Director of Purchasing. Mr. Cardinale also held various other positions with the Company from November 1986 to September 1990.
Temple Weiss has served as Executive Vice President, Chief Financial Officer of the Company since September 2014. He served as Chief Financial Officer of Pegasus Solutions, Inc., a hospitality technology company, from May 2013 to September 2014. From January 2012 to January 2013, he served as Executive Vice President and Chief Financial Officer for ACE Cash Express, Inc., a financial services company. Prior to that, from February 2001 to December 2011, he served in various finance and development roles with hotel operator LQ Management, Inc. and its predecessor La Quinta Corporation, including Executive Vice President and Chief Financial Officer.
Randy G. Forsythe has served as Executive Vice President, Director of Operations of the Company since September 2008. Prior to that time he served as Senior Vice President from February 2000 to September 2008. Mr. Forsythe served as a Regional Vice President from November 1997 to February 2000. From November 1982 to November 1997, Mr. Forsythe held various positions in operations with the Company.
Mark Gordon has served as Senior Vice President, Chief Operating Officer International Operations since October 2009.  Prior to joining CEC Entertainment, Mr. Gordon served as Executive Director of International Development for Applebee’s International, Inc. developing franchises in 23 foreign countries from 2000 to 2009. Before Applebee’s Mr. Gordon served as Director of International Development for Carlson Restaurants Worldwide developing TGI Friday’s and Italianni’s in 41 foreign countries from 1997 to 2000.  From 1987 to 1997 Mr. Gordon held various management positions developing dessert, snack and coffee shops, restaurants and video stores in the United States and 34 foreign countries.

Lance A. Milken became a member of our Board in February 2014 in connection with the Acquisition. Mr. Milken is a partner of Apollo, having joined in 1998. Mr. Milken serves on the board of directors of Claire’s Stores Inc. and has previously served on the board of directors of CKE Restaurants, Inc. Mr. Milken is also a member of the Milken Institute and Brentwood School Board of Trustees. In light of our ownership structure and Mr. Milken’s extensive financial and business experience, including experience in financing, analyzing and investing in companies in the entertainment sector, the Board believes it is appropriate for Mr. Milken to serve as our director.
James Chambers became a member of our Board in February 2014 in connection with the Acquisition. Mr. Chambers is a principal at Apollo, having joined in 2009. Prior to that time, Mr. Chambers was a member of the Consumer and Retail Group in the Investment Banking Division of Goldman, Sachs & Co. Mr. Chambers serves on the board of directors of Great Wolf Resorts, Inc., Veritable Maritime Holdings, LLC and Principal Maritime Holdings, LLC. In light of our ownership structure and Mr. Chambers’ extensive financial and business experience, including his experience managing companies in the entertainment sector, the Board believes it is appropriate for Mr. Chambers to serve as our director.
Daniel E. Flesh became a member of our Board in February 2014 in connection with the Acquisition. Mr. Flesh is a principal at Apollo, having joined in 2006. Prior to that time, Mr. Flesh was a member of the Investment Banking Division of Bear, Stearns & Co. Inc. Mr. Flesh serves on the board of directors of Hostess Brands and Jacuzzi Brands. In light of our ownership structure and Mr. Flesh’s extensive financial and business experience, including his background as an investment banker, the Board believes it is appropriate for Mr. Flesh to serve as our director.
Allen R. Weiss became a member of our Board in June 2014. Mr. Weiss served as President of Worldwide Operations for the Walt Disney Parks and Resorts business of The Walt Disney Company, a global entertainment company listed on the NYSE, from 2005 until his retirement in 2011. Prior to that, Mr. Weiss served in a number of roles for The Walt Disney Company beginning in 1972, including most recently as President of Walt Disney World Resort, Executive Vice President of Walt Disney World Resort and Vice President of Resort Operations Support. Mr. Weiss serves as a director of Dick’s Sporting Goods, Inc. and Apollo Group, Inc. (a private education provider unaffiliated with Apollo). Mr. Weiss also serves on the board or council of a number of community and civic organizations. In light of our ownership structure and Mr. Weiss’s knowledge and understanding of the entertainment sector, including insight gained through his executive leadership and management experience at The Walt Disney Company, the Board believes it is appropriate for Mr. Weiss to serve as our director.

Corporate Governance
Committees of the Board
The Board of Directors has two standing committees: Audit and Compensation. While the Audit Committee has primary responsibility for risk oversight, both our Audit Committee and our entire Board of Directors are actively involved in risk oversight on behalf of the Company and both receive a report on the Company’s risk management activities from our executive management team on a regular basis. Members of both the Audit Committee and the Board of Directors also engage in periodic discussions with our President, Chief Executive Officer, Chief Financial Officer, General Counsel and other officers of the Company as they deem appropriate to ensure that risk is being properly managed at the Company. In addition, each of the committees of the Board of Directors considers risks associated with its respective area of responsibility.
Audit Committee
The Audit Committee currently consists of three directors: Lance Milken, James Chambers, and Daniel Flesh. The primary role of the Audit Committee is to provide financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance or certifications as to our financial statements or as to the work of our independent registered public accounting firm. The Audit Committee is directly responsible for the selection, engagement, compensation, retention and oversight of our independent registered public accounting firm. The Board has also determined that each member of the Audit Committee is financially literate.
The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com.
The Audit Committee met twice in 2014.
Compensation Committee

The Compensation Committee currently consists of three directors: Lance Milken, Daniel Flesh and James Chambers. The Compensation Committee is responsible for approving the compensation, including performance bonuses, payable to the executive officers of the Company, and administering the Company’s equity compensation plans.
The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee did not meet in 2014; instead, during 2014 the full Board of Directors performed the functions typically performed by the Compensation Committee.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, as well as a separate Code of Ethics for Chief Executive Officer, President and Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. Both documents may be accessed on our website at www.chuckecheese.com.

ITEM 11. Executive and Director Compensation
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis, we discuss our compensation objectives, our decisions and the rationale behind those decisions relating to 2014 compensation for our named executive officers. The discussion and analysis also contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts. This discussion and analysis also explains the current compensation policies of the Company, which may change in the future in certain circumstances that the Board of Directors or the Compensation Committee considers advisable.
Our named executive officers for 2014 were:
•Thomas Leverton, Chief Executive Officer since July 23, 2014; during the period between July 23 and
September 29, 2014, Mr. Leverton served as the interim Principal Financial Officer
•J. Roger Cardinale, President. Mr. Cardinale became President effective close of business on June 2, 2014;
prior to becoming President, Mr. Cardinale served as Executive Vice President of Development and
Purchasing; during the period between June 2 and July 23, 2014, Mr. Cardinale served as interim Principal
Executive Officer and Principal Financial Officer
•Temple Weiss, Executive Vice President and Chief Financial Officer since September 29, 2014
•Randy G. Forsythe, Executive Vice President and Director of Operations
•Mark Gordon, Senior Vice President and Chief Operating Officer-International Operations
•Michael H. Magusiak, President and Chief Executive Officer until close of business on June 2, 2014
•Tiffany B. Kice, Executive Vice President, Chief Financial Officer and Treasurer until close of business July
11, 2014
•Richard M. Frank, Executive Chairman until close of business on March 31, 2014.
Objectives of Our Compensation Program
The objectives of our 2014 compensation program included the following:

•
attract, retain and motivate executive officers and other employees to successfully implement our strategic plan and enhance stockholder value, through the use of both short- and long-term incentives that reward individual and Company performance;

•	structure compensation based on performance measures intended to reward performance, which we believe creates value for our stockholders; and

•
promote an ownership mentality and ensure senior management continuity among our officers and employees through the use of equity-based compensation that more closely aligns the interests of the executives with those of our stockholders.

Our ability to hire and retain executives with the requisite skills and experience to implement our strategic plan is essential to our success. The goals encompassed in our strategic plan include both improving sales and profits from our existing stores and increasing the number of Company-owned and franchise stores. We believe that if we successfully execute this strategic plan, we can enhance the Company’s value by increasing our free cash flow over the long-term through increased earnings and careful management of capital expenditures.
We believe that our success in recruitment and retention of executives is dependent upon our ability to offer a work environment in which our executives can find attractive career challenges and opportunities. We also understand that our executives have a choice regarding where they pursue their careers, and that the compensation we offer plays a significant role in their decision to work for the Company.
What Our Compensation Program Is Designed to Reward
Our executive compensation program during 2014 was designed to reward strong financial performance of the Company that results from quality execution of our strategic plan on both a short-term and long-term basis. In addition, we wanted to reinforce those core values that we believed help us achieve our strategic goals, including teamwork, integrity, and the importance we place on each individual.
Elements of Our Compensation Program and Why We Pay Each Element
Our 2014 compensation program was primarily comprised of three elements: base salaries, cash bonuses and long-term equity-based incentive compensation.

•
Base Salaries. We pay base salary to recognize each executive officer’s unique value and historical contributions to the Company’s success. In establishing base salaries, the Board of Directors considered salary norms in the industry and the general marketplace, base salaries offered by companies that we compete with for executive talent, experience in the role (either here or at one or more other companies), and the executive’s position and level of responsibility.

•
Cash Bonuses. We included cash bonuses as part of our compensation program because we believe this element of compensation helps to focus executive officers on achieving, and motivates executive officers to achieve, key corporate objectives by rewarding the achievement of these objectives. We also believe that it is necessary in order to offer a competitive total remuneration package.

•
Long-Term Equity-Based Incentive Compensation. Long-term equity-based incentive compensation is an element of our compensation policy because we believe it aligns executive officers’ interests with the interests of the Company’s stockholders, rewards long-term performance, is required in order for us to be competitive from a total remuneration standpoint, encourages executive retention and provides executives the opportunity to share in the long-term performance of the Company.

Prior to the merger, we typically granted restricted stock with a four-year ratable vesting schedule. By typically providing a four-year ratable vesting schedule, the recipients of the restricted stock had an incentive to remain employed over the vesting period. For several years, the Compensation Committee had also included a performance-based component to restricted stock awards to Messrs. Frank and Magusiak. In February 2013, the Compensation Committee approved a performance-based criterion for the restricted stock grants to the named executive officers other than Messrs. Frank and Magusiak. The performance-based components for certain of the restricted stock awards are discussed below under “Long-Term Equity-Based Incentives.” We believe that our restricted stock plan served as a vehicle for providing performance-based incentives where applicable, long-term incentives and also served as a retention tool.
Since the Merger, with one exception described below, the Company discontinued its practice of granting equity-based awards denominated in common stock of the Company. As described below, certain of our executive officers have received restricted stock and option awards relating to common stock of Queso Holdings Inc., (“Holdings”) the Company’s parent.
How We Determined the Amount and Material Terms of Each Element of Compensation
The Compensation Committee of our Board of Directors oversaw our compensation programs during 2013 and until the Merger in 2014; after the Merger, that task was performed by our Board of Directors until the first quarter of 2015, when the Compensation Committee of the new Board resumed regular meetings. Before the Merger, the Compensation Committee’s primary purpose was to assist the Board of Directors in the discharge of its responsibilities relating to determining the compensation of the Company’s executive officers. Consistent with the listing requirements of the New York Stock Exchange that applied to the Company until the Merger, the Compensation Committee was composed entirely of independent members of our Board of Directors.
In October 2011, the Compensation Committee engaged the firm of Longnecker & Associates, an executive compensation consulting company (“Longnecker”), for the purpose of evaluating the compensation of the Company’s top 10 executives from 2012. The Compensation Committee selected Longnecker as its independent compensation consultant for 2012 primarily as a result of Longnecker’s familiarity with the Company and its executive compensation program as well as the Compensation Committee’s satisfaction with the compensation consulting services Longnecker had provided in the past. The evaluation resulting from this engagement was submitted to the Compensation Committee in January 2012 (the “2012 Longnecker Report”) and was considered by the Compensation Committee along with a number of factors in the process of determining the 2012 compensation for the Company’s executives. The 2012 Longnecker Report reviewed, assessed and compared a variety of compensation surveys, and compared our executive compensation to that of a peer group of 10 public companies from the restaurant industry. The peer group utilized by Longnecker was selected based on companies in the leisure, hospitality and entertainment services industry with revenues and market capitalization similar to that of the Company’s.

The 10 companies included in the peer group for the 2012 Longnecker Report are as follows:

• Bob Evans Farms, Inc.	• Panera Bread Company

• California Pizza Kitchen, Inc.	• Papa John’s International, Inc.

• Cracker Barrel Old Country Store, Inc.	• Red Robin Gourmet Burgers, Inc.

• The Cheesecake Factory Incorporated	• Ruby Tuesday, Inc.

• P.F. Chang’s China Bistro	• Texas Roadhouse, Inc.

From a business perspective at the time of the 2012 Longnecker Report, as compared to the 50th percentile of our selected peer group, the Company generally had a higher enterprise value, higher annual operating cash flow, higher gross profit percentage, lower gross profit, lower revenues and lower amount of assets.
In reviewing total compensation of executives, the 2012 Longnecker Report analyzed total compensation of amounts generally in the range between the 50th and 75th percentile of our selected peer group. The 50th percentile, or midpoint range of our peer group, was intended to provide compensation at a level appropriate for an executive who met expectations and was fully qualified for the responsibilities of a given position. Compensation approximating the 75th percentile of the range was intended to provide compensation at a level appropriate for a seasoned incumbent who typically exceeded expectations.
As part of its process during 2013, the Compensation Committee again utilized the assistance of Longnecker to assist it in evaluating executive compensation programs and in evaluating executive officers’ compensation compared to an established peer group of similar public companies selected by the Compensation Committee in consultation with Longnecker. While the Compensation Committee considered many factors in determining compensation, including Company and individual performance, the use by the Compensation Committee of an independent consultant was intended to provide some additional assurance that the Company’s executive compensation programs were reasonable and consistent with the Company’s compensation objectives and market compensation levels. Longnecker reported directly to the Compensation Committee, communicated with the Compensation Committee to discuss compensation trends and best practices, and did not perform any services for management.
After the Merger, the Board of Directors set the compensation of each of the Company’s new and continuing executives by reviewing factors such as market compensation levels, levels of prior achievement and experience, Board members’ experience with compensation programs of companies in similar industries, and an arm’s-length negotiation with each executive.
Base Salary
The base salaries of the Company’s executive officers as of the date of the Merger were determined by the Compensation Committee in 2013, in consultation with Messrs. Frank and Magusiak (except as to their own base salaries, as to which they made no recommendation). For 2013, the Compensation Committee set the base salaries of Messrs. Frank, Magusiak, Cardinale, Forsythe, and Gordon, and of Ms. Kice, at $600,000, $800,000, $375,000, $257,500, $225,000, and $315,000, respectively.
With merger negotiations ongoing and the anticipated change in Company ownership, the salaries of the named executives did not change from 2013 to 2014. When Messrs. Leverton and Weiss were hired and when Messrs. Cardinale and Forsythe reached agreement with the Board to continue in leadership positions with the Company, the Board set the annualized base salaries of these individuals at $550,000 (for Mr. Leverton), $325,000 (for Mr. Weiss), $485,000 (for Mr. Cardinale), and $315,000 (for Mr. Forsythe), with Mr. Forsythe’s salary increase to become effective as of January 1, 2015. Mr. Gordon’s base salary remained at $225,000.
Cash Bonuses
During 2014, each of our named executive officers was eligible to earn a cash bonus in respect of individual and corporate performance achievements, except for Mr. Leverton, whose 2014 bonus (based on his employment agreement with the Company) was a grant of Restricted Stock, as described further below. Messrs. Cardinale and Weiss were eligible for cash bonuses pursuant to the Incentive Bonus Plan, in accordance with the terms of their employment agreements with the Company.

During 2014, Mr. Forsythe was not eligible to participate in our Incentive Bonus Plan, but was eligible to earn bonuses pursuant to a period performance and bonus plan. A percentage of Mr. Gordon’s bonus was based on the Incentive Bonus Plan, but another portion was based on the Company’s success in entering into international franchise development agreements. In addition, the Board had the ability to award cash bonuses on a discretionary basis.
Eligibility Pursuant to Employment Agreements
After the Merger, Messrs. Leverton, Cardinale, Weiss, and Forsythe entered into employment agreements that provided for them to receive a maximum annual bonus of a specified percentage of their annual base salaries, contingent on the achievement of qualitative and quantitative performance goals set by the Board (which goals formed the basis of the Incentive Bonus Plan described below). Each of these executives has a bonus target of 100% of base salary and a maximum bonus of 150% of base salary, pursuant to their employment agreements. Pursuant to their agreements with the Company, Messrs. Leverton and Forsythe were ineligible to participate in the Incentive Bonus Plan during 2014, but will be eligible to participate in the Plan during the remaining term of their employment agreement.
Incentive Bonus Plan
During 2014, the Company maintained the Incentive Bonus Plan, whereby executive officers (excluding (i) the departing officers, who did not participate in the Incentive Bonus Plan; (ii) Messrs. Forsythe and Gordon, whose 2014 bonus eligibility was governed by different arrangements described below; and (iii) Mr. Leverton, whose 2014 bonus was paid in the form of Restricted Stock, pursuant to his employment agreement, as described below, have the potential to receive a cash bonus if the Compensation Committee’s qualitative and quantitative performance goals for the fiscal year are met. For 2014, the Compensation Committee determined that comparable store sales, revenues, free cash flow, and Adjusted EBITDA were appropriate quantitative measures of Company performance for purposes of determining the incentive compensation to be awarded under the Incentive Bonus Plan. The Compensation Committee also determined that the Incentive Bonus Plan should have a discretionary component to reward individual performance.
As to eligible executives and employees other than the named executive officers who are subject to employment agreements, as well as executives who otherwise negotiated bonus-related agreements with the Company as part of their hiring packages, the Compensation Committee determined before March 15, 2014, the percentage of such employees’ gross base earnings that may be earned under the Incentive Bonus Plan for the year (the “Bonus Potential”). Such employees would receive a bonus under the Incentive Bonus Plan if each of the performance measures for the applicable fiscal year reached the target levels established by the Compensation Committee. In no event would a cash bonus be paid under the 2014 Incentive Bonus Plan unless certain minimum targets for the fiscal year as predetermined by the Compensation Committee were attained.
For 2014, the actual bonus payout for an eligible employee is equal to the employee’s gross base earnings multiplied by his or her Bonus Potential, multiplied by the sum of the multipliers for each of the following five metrics: (i) comparable store sales, (ii) Company revenues, (iii) adjusted EBITDA, (iv) free cash flow, and (v) the discretionary portion of the bonus. The five components of the 2014 Incentive Bonus Plan are weighted as follows:

Metric	Total Bonus %
Comparable Store Sales	10.0%
Revenues	10.0%
Adjusted EBITDA	50.0%
Free Cash Flow (1)	20.0%
Discretionary (2)	10.0%
Total	100.0%
_______________

(1)	Free Cash Flow represents Adjusted EBITDA less CapEx.

(2)	Amount represents the maximum payout.
For 2014, the Compensation Committee set the target, minimum, and maximum growth levels for payout eligibility under each of the quantitative components of the Incentive Bonus Plan as follows:

	Target		Minimum		Maximum
Metric	Growth	Metric	Growth	Metric	Growth	Metric
	(in thousands, except for percentages)
Comparable Store Sales	3.0%	3.0%	0.5%	0.5%	5.0%	5.0%
Revenues	6.3%	$873.3	2.0%	$838.1	8.3%	$890.0
Adjusted EBITDA	11.0%	$205.8	1.1%	$187.4	16.5%	$215.9
Free Cash Flow (1)	15.4%	$128.4	1.5%	$112.9	23.1%	$136.9
________________

(1)	Free Cash Flow represents Adjusted EBITDA less capital expenditures.
The Compensation Committee believed that the metrics listed above are appropriate measures of Company performance and established the 2014 targets after taking into consideration the Company’s recent performance, the continuing difficult economic environment and continuing pressures on consumer discretionary spending. The Compensation Committee established what it considered to be ambitious, yet achievable goals, and determined that the targets-as well as minimum and maximum growth levels-established the appropriate short-term incentive for the named executive officers and other eligible employees. The Compensation Committee set the target bonus amount for each such employee based upon a percentage of gross base earnings.
For purposes of the 2014 Incentive Bonus Plan, gross base earnings equaled the amount of taxable earnings paid to the executive as salary during fiscal year 2014. This is distinguished from the Base Salary set forth in the “Summary Compensation Table,” which is the annual base salary established by the Compensation Committee. For each eligible executive, the Compensation Committee set a percentage of gross base earnings that the executive would receive if the target comparable store sales and the target diluted earnings per share were met in 2014.
Actual Company performance on each of the four quantitative measures considered for determination of payment eligibility in the 2014 Incentive Bonus Plan was as follows:

	2014 Actuals (1)
Metric	Growth	Metric
Comparable Store Sales	(2.2)%	(2.2)%
Revenues	(0.1)%	$820.6
Adjusted EBITDA	3.8%	$192.5
Free Cash Flow	7.0%	$119.1
________________

(1)	Based on the combined Successor and Predecessor 2014 periods.
Actual Company performance on the Comparable Store Sales and Revenue measurements did not meet the minimum growth thresholds set by the Incentive Bonus Plan, so these components of the plan did not contribute to the total bonus payout calculation. The Company’s 3.8% growth of Adjusted EBITDA represented 34.9% of the Plan’s growth target for Adjusted EBITDA of 11.0%, and since this metric represented 50% of the total bonus available under the plan, the actual payout for Adjusted EBITDA was 17.5% of eligible employees’ gross base earnings (34.9% x 50% = 17.5%). Similarly, the Company’s 7.0% growth of Free Cash Flow was 45.5% of the 15.4% target growth percentage under the plan. This measure could contribute up to 20% of the total bonus available under the plan, so payout for the Free Cash Flow component of the plan was 9.1% of eligible employees’ gross base earnings (45.5% x 20% = 9.1%). Assuming a 100% award of the discretionary portion of the bonus, therefore, the maximum payout that an eligible employee could receive would be 36.6% of the employee’s gross base earnings.
These calculations are set forth in the following table:

		2015 Payout
Metric	Maximum Bonus %	Bonus as a % of Target	% of Base
Comparable Store Sales	10.0%	—%	—%
Revenues	10.0%	—%	—%
Adjusted EBITDA	50.0%	34.9%	17.5%
Free Cash Flow	20.0%	45.5%	9.1%
Discretionary	10.0%	100.0%	10.0%
Total	100.0%		36.6%

Based on these calculations, our named executive officers received the following bonuses for 2014 under the Incentive Bonus Plan:

Name and Position	Incentive Bonus Plan Payment
J. Roger Cardinale	$164,912
Temple Weiss	$21,709
Mark Gordon	$15,268 (1)
_________________

(1)
Under Mr. Gordon’s arrangement with the Company, he could receive up to 25% of his gross base pay under the Incentive Bonus Plan. His bonus eligible earnings in 2014 were $230,000, including $225,000 in base pay and a $5,000 payment retroactive for 2013. Mr. Gordon’s payment under the Incentive Bonus Plan was $15,268, or $57,500 x 26.6%.

Alternative Bonus Plans for Messrs. Forsythe and Gordon
In 2014, the cash bonuses for Mr. Forsythe, our Executive Vice President, Director of Operations, and Mr. Gordon, our Senior Vice President and Chief Operating Officer-International Operations, were based on separate plans. Mr. Forsythe’s was comprised of two components: the period performance bonus and the quarterly sales bonus. Mr. Gordon’s was based in part on the Incentive Bonus Plan and in part on the Company’s success in entering into new international franchise development agreements.
Mr. Forsythe’s period performance bonus was calculated by multiplying his base salary for each applicable performance period by the performance bonus factor for such period. The performance bonus factor was 50% of Mr. Forsythe’s base salary, subject to an increase or a decrease depending on whether the Company’s controllable profit percent was above or below the targeted controllable profit performance. The targeted performance levels set forth specified target controllable profit percentages at varying levels of average weekly sales. The controllable profit percent was our controllable profit as a percentage of sales for the applicable performance period. In 2014, no bonus would have been paid under the period performance component of the plan if the Company’s actual controllable profit percent was below the specified target controllable profit percent by more than 4.1%. In 2014, for the period performance bonus, the minimum Mr. Forsythe could earn was $0 and there was no limit on the amount that could be earned. In 2014, Mr. Forsythe received an aggregate period performance bonus of $124,788 for all performance periods (or 96.92% of the target performance in 2014).
In 2014, Mr. Forsythe’s quarterly sales bonus was based on comparable store sales for the Company and was calculated based upon multiplying 50% of his base salary for the first three quarters by the sales bonus factor for each such quarter. The fourth quarter sales bonus was calculated on an annual basis. In 2014, the sales bonus factor was based on a targeted increase in comparable store sales of 2.0% for the first quarter of 2014 and 3.0% for the remaining quarters of 2014. The sales bonus factor ranged from a minimum factor of 0.0 for flat comparable stores sales, which would have resulted in Mr. Forsythe’s not receiving a quarterly sales bonus, to a maximum sales bonus factor of 2.0 for a 5% comparable store sales increase for the first three quarters of the fiscal year, which would have resulted in a maximum quarterly sales bonus of 100% of his base salary earned during each such quarter, or $64,375. The maximum sales bonus factor did not apply to the fourth quarter sales bonus. The calculation of the 2014 fourth quarter sales bonus on an annual basis would be adjusted for payments in prior quarters. To qualify for the full amount of the quarterly sales bonus, the increase in the Company’s controllable profit as a percent of its increase in sales must have been 50% or greater and no quarterly sales bonus would be payable if the threshold fell below 30%. In 2014, Mr. Forsythe received an aggregate sales bonus of $0 based on the Company’s comparable store sales results (or 0% of the target for sales in 2014).

Mr. Gordon’s bonus is comprised of two components. First, he could receive up to a target of 25% of his base pay pursuant to the Company’s Incentive Bonus Plan. Mr. Gordon’s base pay was $225,000 in 2014; additionally, in 2014, Mr. Gordon was paid $5,000 in retroactive pay for 2013, but this amount was not included in his 2013 bonus eligible earnings, so the total amount of Mr. Gordon’s bonus-eligible pay in 2014 was $230,000. As detailed above, therefore, Mr. Gordon’s payout under the Incentive Bonus Plan was $21,045. Second, he could receive 50% of his base pay if the Company obtained six executed franchise development agreements (cash collected), representing at least 30 stores in total, in 2014. In fact, the Company executed only two franchise development agreements in 2014, so Mr. Gordon received no payout under this component of his agreement with the Company.
Discretionary Bonuses
During 2014, the Board of Directors, in its discretion based on the collective business judgment of its members, also had the authority to choose to award a bonus other than pursuant to the Incentive Bonus Plan, and decide on the actual level of the award in light of all relevant factors during or after completion of the fiscal year. No discretionary bonuses were paid to our named executive officers in 2014.
Long-Term Equity-Based Incentives
As an additional inducement to Mr. Leverton to accept the position as the Company’s Chief Executive Officer, and in consideration for his agreement to accept other financial terms of his Employment Agreement, Mr. Leverton’s Employment Agreement additionally provided that he was to be granted a number of shares of restricted Common Stock in the Company in 2014. The amount of such “Restricted Stock” was to be equal to the quotient obtained by dividing (x) the 2014 Pro Rata Target Bonus (as defined below) by (y) the Investment Price. The shares of Restricted Stock are non-transferable, and are scheduled to vest on the date on which annual bonuses are paid to senior executives of the Company under the Company’s annual bonus plan (no later than March 15, 2015), subject to Mr. Leverton’s continued employment with the Company through such date. If Mr. Leverton’s employment with the Company were to terminate for any reason before the date that the shares of Restricted Stock vest, he would forfeit all of the shares of Restricted Stock. For purposes of this provision, “2014 Pro Rata Target Bonus” was defined to mean an amount equal to the product obtained by multiplying (I) $550,000 by (II) a fraction, the numerator of which is the number of days during the 2014 fiscal year that Executive is employed with the Company and the denominator of which is 365.
None of the other named executive officers received grants of Restricted Stock in 2014. Mr. Frank, Mr. Magusiak, and Ms. Kice received severance and other payments upon their departures from the Company after the Merger. The Employment Agreements of Messrs. Cardinale and Forsythe granted them the right to purchase stock options, as further described below.

2014 Restricted Stock
Name and Position	Value	Shares
Thomas Leverton (Chief Executive Officer)	242,600	24,260
J. Roger Cardinale (President)	—	—
Temple Weiss (Chief Financial Officer)	—	—
Randy G. Forsythe (Executive Vice President)	—	—
Mark Gordon (Sr. VP, COO - International Development)	—	—
Michael H. Magusiak (Former President and Chief Executive Officer) (1)	—	—
Richard M. Frank (Former Executive Chairman) (2)	—	—
Tiffany B. Kice (Former EVP, Chief Financial Officer and Treasurer) (3)	—	—
_______________________

(1)	Michael H. Magusiak was the President and Chief Executive Officer until close of business on June 2, 2014 when he retired from the Company in connection with the Merger.

(2)	Richard M. Frank was Executive Chairman until close of business on March 31, 2014 when he retired from the Company.

(3)	Tiffany B. Kice was EVP, Chief Financial Officer and Treasurer until close of business on July 11, 2014 when she left the Company.

Benefits
During 2014, we provided Company benefits, or perquisites, that we believed were standard in the industry to our executive officers. We provided a group medical and dental insurance program for the executives and their qualified dependents, group life insurance for the executives and their spouses, accidental death and dismemberment coverage and a Company sponsored cafeteria plan. A major portion of these benefits was paid for by the Company. Employee life insurance amounts surpassing the Internal Revenue Service maximum were treated as additional compensation to all employees. The named executive officers participated in a separate medical, dental and life insurance benefits program that was fully-funded by the Company. Messrs. Frank and Magusiak were also reimbursed for all out-of-pocket expenses related to their life insurance premiums, as well as all out-of-pocket medical and dental expenses for them, their spouses and dependent children while they were employed by the Company. We paid all administrative costs to maintain the medical and dental benefit plans. Our executive officers were also entitled to certain benefits that were not otherwise available to all of our employees, including car allowances and subsidized annual physical exams.
How Elements of Our Compensation Program Are Related to Each Other
We view the various components of 2014 compensation as related but distinct, and emphasize “pay for performance” with cash bonuses and equity awards as a significant portion of total compensation, reflecting a risk aspect that is tied to long-term and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship and alignment of the interests of executives by making equity compensation a significant component of executive compensation. We determined the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, retention of executive officers and other considerations we deem relevant, such as rewarding extraordinary performance and the other factors discussed above. Our Compensation Committee did not have any formal or informal policies or guidelines during 2014 for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.
Role of Executive Officers in Compensation Decisions
During 2014, Messrs. Leverton and Cardinale and other executive officers provided information and helped explain data relating to compensation matters under consideration by the Board. Executive officers, however, did not participate in deliberations or determination of their respective compensation or during executive sessions. In addition, Mr. Leverton submitted recommendations to the Board regarding certain elements of the compensation for the other named executive officers. All decisions regarding the compensation of executive officers ultimately were made solely by the Board, which considered these recommendations and exercised its discretion to modify certain recommended adjustments or awards based on a number of factors considered by the Board, as described above. The Board’s determinations regarding compensation for the other named executive officers were generally consistent with the recommendations of management.
Tax Considerations
In general, prior to the Merger, we structured our compensation program to attempt to satisfy certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under Section 162(m) of the Code, a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Since we have ceased to be a publicly-held corporation for purposes of Section 162(m) of the Code, it is no longer a consideration for us when making compensation decisions.
Stock Ownership Guidelines
Prior to the Merger, the Board of Directors believed that executive officers should invest in appropriate amounts of the Company’s Common Stock to align their interests with those of the Company’s stockholders. The Board also had stock ownership and retention guidelines in place for the President, Chief Executive Officer, all Executive Vice Presidents and all non-employee directors. The ownership targets under that policy were as follows:

Executive Chairman	75,000 shares
Chief Executive Officer	75,000 shares
President	75,000 shares
Executive Vice Presidents	10,000 shares
Non-employee Directors	5,000 shares

After the Merger, the Board continued to believe that the Company’s executives should align their interests with those of the Company’s stockholders by investing in the Company’s Common Stock. Rather than requiring investment in a specific number of shares, the Board negotiated with each officer a cash amount that such officer should invest in the Company, with such cash to be used to purchase Common Stock in the Company at a valuation equal to fair market value of the Common Stock, without discount for lack of marketability or other factors commonly associated with privately held stock. Based on this requirement, and as set forth in the section below titled “Narrative Disclosure to Summary Compensation Table and Grants of

Plan-Based Awards in Fiscal 2014 Table,” the named executive officers paid the following amounts to purchase Common Stock during 2014:

Thomas Leverton	$500,000
J. Roger Cardinale	$1,500,000
Temple Weiss	$100,000
Randy G. Forsythe	$750,000
Mark Gordon	$100,000
Termination Payments Provided for Certain Executives
Prior to their retirements in 2014, we had “change in control” severance provisions in the employment agreements negotiated with our former Executive Chairman and our former President and Chief Executive Officer. Our previous Board of Directors and Compensation Committee believed that providing these agreements to our Executive Chairman and our President and Chief Executive Officer would serve to help protect stockholders’ interests. The agreements provided that the executives would receive “change in control” severance only in the event that both a “change in control” occurred and the executive left the Company within one year of the “change in control.” Our previous Board of Directors and Compensation Committee believed that providing these agreements to our Executive Chairman and our President and Chief Executive Officer would serve to help protect stockholders’ interests in the event of a change in control event affecting the Company, by enhancing the likelihood of management continuity through the closing of any transaction. Our previous Board of Directors and Compensation Committee further believed that these provisions were appropriate given the combined tenure of the two executives with the Company was approximately 50 years and that in the event of any “change in control,” Messrs. Frank and Magusiak would likely be asked to remain as members of the executive management team of the Company. Finally, the previous Board of Directors and Compensation Committee believed that the remuneration for any “change in control” severance, which approximated one year of total target compensation for Mr. Frank and amounted to less than one year of total target compensation for Mr. Magusiak, was fair and appropriate given their long-term service with the Company and provided the appropriate incentive to continue service to the Company during any pending change in control.
The employment agreements with Messrs. Frank and Magusiak also provided the executives with certain additional severance and deferred compensation benefits. The Board of Directors and Compensation Committee believed that such benefits, which were less than those for any “change in control” severance, were fair and appropriate given their long-term service with the Company. The Board of Directors and Compensation Committee also believed that such benefits provided an appropriate incentive for each of the executives to enter his respective employment agreement and for each of Messrs. Magusiak and Frank to continue his service to the Company.
In addition, our equity incentive plans had provisions allowing for the vesting of awards granted under those plans in connection with a “change in control” (as defined in the applicable equity incentive plan), which would apply to awards granted to our executive officers. Generally, awards granted under the equity incentive plans provided that the award would vest in the event that there was a “change in control.” The employment agreements with Messrs. Frank and Magusiak also provided for the vesting of their awards under certain circumstances.
See “Termination Payments to Former Executives” for more information on the benefits paid to the Company’s executives upon the termination of their employment in 2014.

Summary Compensation Table

The Summary Compensation Table below summarizes the total compensation of each named executive officer earned and awarded during fiscal years 2014, 2013 and 2012:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)	($)
Thomas Leverton	2014	232,692	—	—	875,185	—	10,154	1,118,031
(Chief Executive Officer)	2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Temple Weiss	2014	75,000	—	—	338,990	21,709	—	435,699
(Chief Financial Officer)	2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a
J. Roger Cardinale	2014	408,846	—	—	583,454	164,912	83,118	1,240,330
(President and Interim Principal Financial Officer)	2013	375,000	—	550,000	—	147,613	19,376	1,091,989
	2012	299,519	—	525,000	—	120,895	19,864	965,278
Randy G. Forsythe	2014	257,500	—	—	291,731	124,788	72,566	746,585
(Executive Vice President and Director of Operations)	2013	257,500	—	350,000	—	189,618	19,345	816,463
	2012	250,000	—	349,417	—	83,010	10,045	692,472
Mark Gordon	2014	225,000	—	—	40,842	15,268	30,098	311,208
(Senior Vice President and Chief Operating Officer - International Operations)	2013	225,000	—	—	—	104,170	12,000	341,170
	2012	225,000	—	—	—	128,480	12,897	366,377
Michael H. Magusiak	2014 (4)	356,923	—	—	—	—	3,297,647	3,654,570
(Former President and CEO)	2013	836,760	—	1,800,000	—	394,000	35,693	3,066,453
	2012	833,336	—	1,670,733	—	336,000	35,142	2,875,211
Richard M. Frank	2014 (5)	163,846	—	—	—	—	3,219,951	3,383,797
(Former Executive Chairman)	2013	661,382	—	1,350,000	—	—	46,634	2,058,016
	2012	771,017	—	1,392,290	—	252,000	56,073	2,471,380
Tiffany B. Kice	2014	187,789	—	—	—	—	42,639	230,428
(Former Executive Vice President, Chief Financial Officer, and Treasurer)	2013	315,000	—	300,000	—	123,974	19,376	758,350
	2012	299,519	—	300,000	—	100,639	19,692	719,850
___________________________

(1)
These columns represent the fair value of restricted stock and option awards approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. For further discussion on the valuation assumptions used with respect to the option awards granted in 2014, refer to Note 15. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
This column represents the fair value of stock options given to executive officers in 2014, and is consistent with the grant date fair value of the award computed in accordance with GAAP. Option Award amounts reported in the table above for 2014 consist of the following items:

Option Award Component	Mr. Leverton	Mr. Weiss	Mr. Cardinale	Mr. Forsythe	Mr. Gordon	Mr. Magusiak	Mr. Frank	Ms. Kice
Stock options - Tranche A:
Fair value on grant date ($)	$532,469	$194,953	$354,978	$177,491	$24,849	$—	$—	$—
Options granted (#)	193,625	66,994	129,083	64,542	9,036	—	—	—
Stock options - Tranche B:
Fair value on grant date ($)	$211,051	$88,432	$140,700	$70,351	$9,849	$—	$—	$—
Options granted (#)	193,625	66,994	129,083	64,542	9,036	—	—	—
Stock options - Tranche C:
Fair value on grant date ($)	$131,665	$55,605	$87,776	$43,889	$6,144	$—	$—	$—
Options granted (#)	193,625	66,994	129,083	64,542	9,036	—	—	—
Stock options - Totals:
Fair value on grant date ($)	$875,185	$338,990	$583,454	$291,731	$40,842	$—	$—	$—
Options granted (#)	580,875	200,982	387,249	193,626	27,108	—	—	—

(3)	See the “All Other Compensation in Fiscal 2014” table below for additional information about the compensation included under “All Other Compensation” for 2014.

(4)
The salary paid to Mr. Magusiak in 2014 was his base salary of $800,000, prorated for the period from January 1, 2014 to June 2, 2014, when he left the Company, and included imputed interest associated with Mr. Magusiak’s previously earned deferred compensation.

(5)
The salary paid to Mr. Frank in 2014 was his base salary of $600,000, prorated for the period from January 1, 2014 to March 31, 2014 when Mr. Frank retired from the Company, and included imputed interest associated with Mr. Frank’s previously earned deferred compensation.

All Other Compensation in Fiscal 2014

Name and Principal Position	Car Allowance	Long Term Disability, Spousal and Child Life Insurance Reimbursement	Medical Expense Reimbursement	Car Insurance Reimbursement	Moving Expense Reimbursement	Dividends - Restricted Stock	Vacation Pay on Termination	Severance	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Thomas Leverton (Chief Executive Officer)	10,154	—	—	—	—	—	—	—	10,154
Temple Weiss (Chief Financial Officer)	—	—	—	—	—	—	—	—	—
J. Roger Cardinale (President)	18,000	—	—	1,723	—	63,395	—	—	83,118
Randy G. Forsythe (Executive Vice President)	18,000	—	—	1,723	10,336	42,507	—	—	72,566
Mark Gordon (SVP, COO - International Development)	12,000	—	—	—	—	18,098	—	—	30,098
Michael H. Magusiak (Former President and CEO)	10,154	—	13,914	—	—	212,040	61,539	3,000,000	3,297,647
Richard M. Frank (Former Executive Chairman)	6,462	—	12,548	1,723	—	153,063	46,155	3,000,000	3,219,951
Tiffany B. Kice (Former EVP, CFO and Treasurer)	10,385	—	—	861	—	31,393	—	—	42,639

Grants of Plan-Based Awards in Fiscal 2014
The following table summarizes the 2014 grants of non-equity awards under the Company’s Incentive Bonus Plan and all restricted stock awards:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards
Name	Grant Date	Threshold	Target	Maximum	Shares	Options	Price	Fair Value
		($)	($)	($)		(#)	($ / sh)	($)
Thomas Leverton	08/21/14	—	—	—	—	580,875	10.00	875,185
	08/21/14	—	—	—	24,260	—	—	242,600
Temple Weiss	09/29/14	32,500	325,000	487,500	—	200,982	10.83	338,990
J. Roger Cardinale	08/21/14	48,500	485,000	727,500	—	387,249	10.00	583,454
Randy G. Forsythe	08/21/14	—	257,753	No limit	—	193,626	10.00	291,731
Mark Gordon	08/21/14	80,500	172,500	690,000	—	27,108	10.00	40,842
Michael H. Magusiak	08/21/14	—	—	—	—	—	—	—
Richard M. Frank	08/21/14	—	—	—	—	—	—	—
Tiffany B. Kice	08/21/14	—	—	—	—	—	—	—
__________________________

(1)
For explanation of the bonus thresholds, targets, and maximums for Messrs. Forsythe and Gordon, please see “Elements of Our Compensation Program and Why We Pay Each Element: Alternative Bonus Plans for Messrs. Forsythe and Gordon,” above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2014 Table
Employment Agreements
Employment Agreements with Messrs. Leverton, Cardinale, Forsythe, and Weiss
On July 30, 2014, the Company entered into employment agreements with Messrs. Leverton, Cardinale, and Forsythe and on October 9, 2014, the Company entered into an employment agreement with Mr. Weiss. Each of these agreements contains substantially similar terms and conditions of employment. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, $325,000 for Mr. Weiss, and $315,000 for Mr. Forsythe (as of January 1, 2015), a maximum annual bonus opportunity of 150% of base salary, and employee benefits as provided to senior executives of the Company. Under each employment agreement, if the executive is terminated by the Company without “cause” or he resigns for “good reason” (each as defined in the agreement), then, subject to his execution, delivery, and non-revocation of a release of claims in favor of the Company, he will be entitled to receive the sum of his base salary and the annual bonus paid or to be paid with respect to the fiscal year completed most recently prior to the employment termination date. Each employment agreement also provides for certain restrictive covenants, including 12-month post-termination noncompetition and nonsolicitation covenants.
The employment agreements also provide that each executive will (a) purchase common stock in Holdings having an aggregate value equal to $1,500,000, in the case of Mr. Cardinale; $750,000, in the case of Mr. Forsythe; $500,000, in the case of Mr. Leverton; and $100,000, in the case of Mr. Weiss; (b) receive options to purchase 1.50% (580,875 shares), in the case of Mr. Leverton; 1.00% (387,249 shares), in the case of Mr. Cardinale; 0.519% (200,982 shares) in the case of Mr. Weiss; and 0.50% (193,626 shares), in the case of Mr. Forsythe, of the common stock of Holdings on a fully diluted basis under the Queso Holdings Inc. 2014 Equity Incentive Plan, and (c) for Mr. Leverton only, receive a restricted stock award having an aggregate grant date value equal to $550,000, prorated for the number of days he served during 2014 (which reduced, dollar-for-dollar, his annual bonus for 2014). Each of Messrs. Leverton, Cardinale, Weiss, and Forsythe purchased Holdings common stock and was granted options to purchase Holdings common stock on August 21, 2014.
The options are subject to certain service- and performance-based vesting criteria, and also to accelerated vesting in the event of certain terminations of employment within a specified period following a sale of the Company. (See “Potential

Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options,” below.) Mr. Weiss also agreed to invest 100% of the after-tax portion of any bonus he receives in respect of the 2014 fiscal year and 50% of the after-tax portion of any bonus he receives in respect of the 2015 fiscal year in Holding’s common stock. Mr. Leverton’s restricted stock award will vest on the date on which annual bonuses are paid to senior executives of the Company with respect to 2014 performance. In connection with the purchase of Holdings shares and the grant of options, each executive become a party to an investor rights agreement among Holdings, AP VIII Queso Holdings, L.P., and other shareholder parties. The shares purchased by the executive or received by the executive upon exercise of a vested option are subject to repurchase by Holdings under certain circumstances.
Employment Agreement with Mr. Frank
On February 23, 2010, Mr. Frank entered into an employment agreement with the Company providing for a forty-nine (49) month term commencing on February 23, 2010 and ending on March 31, 2014. The employment agreement replaced Mr. Frank’s prior employment agreement with the Company dated March 29, 2005, as amended. The employment agreement provided for (i) a base salary of $750,000 (which may be increased from time to time by the Compensation Committee), (ii) a cash bonus, payable annually, if earned, based upon the achievement of corporate objectives pursuant to the Company’s Incentive Bonus Plan, (iii) the grant of performance-based restricted stock or restricted stock unit awards (“Restricted Stock Awards”) in accordance with the terms of the Company’s Third Amended and Restated 2004 Restricted Stock Plan or any successor plan (the “Restricted Stock Plan”) in such number of shares and under such terms as may be determined by the Compensation Committee, in accordance with the terms of the Restricted Stock Plan, with any such awards vesting over the term of the employment agreement (subject to the Restricted Stock Plan), (iv) the reimbursement of reasonable business expenses, (v) an automobile allowance of $24,000 annually (subject to adjustment from time to time in direct proportion to generally applicable adjustments by the Company to its automobile allowances) and a reimbursement of $1,000 annually, or such other amount as the Company and Employee may from time to time agree, toward the premiums upon a policy of collision and liability insurance covering such automobile, (vi) at least $500,000 in life insurance coverage, (vii) at least five (5) weeks’ vacation, and (viii) such additional benefits and/or compensation as may be determined by the Compensation Committee. The employment agreement also provided for certain severance and change-in-control payments. See “Potential Payments Upon Termination or Change-In-Control.”
Employment Agreement with Mr. Magusiak
On February 23, 2010, Mr. Magusiak entered into an employment agreement with the Company providing for a seventy-three (73) month term commencing on February 23, 2010 and ending on March 31, 2016. The employment agreement replaced Mr. Magusiak’s prior employment agreement with the Company dated March 29, 2005, as amended. The employment agreement provided for (i) a base salary of $750,000 (which could be increased from time to time by the Compensation Committee), (ii) a cash bonus, payable annually, if earned, based upon the achievement of corporate objectives pursuant to the Company’s Incentive Bonus Plan, (iii) the grant of Restricted Stock Awards in accordance with the terms of the Company’s Restricted Stock Plan in such number of shares and under such terms as may be determined by the Compensation Committee, in accordance with the terms of the Restricted Stock Plan, (iv) the reimbursement of reasonable business expenses, (v) an automobile allowance of $24,000 annually and a reimbursement of automobile insurance premiums of $1,000 annually, (vi) at least $500,000 in life insurance coverage, (vii) at least five weeks’ vacation, and (viii) such additional benefits and/or compensation as may be determined by the Compensation Committee. The Compensation Committee set Mr. Magusiak’s base salary at $800,000 for 2013. The employment agreement also provided for certain severance and change-in-control payments. See “Termination Payments to Former Executives.”
Indemnification Agreements
In addition, before the Merger, certain current and former senior officers and directors of the Company entered into indemnification agreements with the Company, each in a form approved by the Company’s Board of Directors and previously disclosed by the Company. The Board of Directors also authorized the Company to enter into indemnification agreements with future directors and senior officers of the Company that may be designated from time to time by the Board. The indemnification agreements supplement and clarify existing indemnification provisions of the Company’s Articles of Incorporation and Bylaws and, in general, require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or any other enterprise to the extent they assumed those responsibilities at the direction of the Company. The indemnification agreements also establish processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table provides information on the stock option and restricted stock awards held by our named executive officers as of December 28, 2014. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option or restricted stock award grant date. See “Compensation Discussion and Analysis” for additional information about the stock options and restricted stock awards.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas Leverton	—	580,875	10.00	02/14/2024	24,260	242,600
Temple Weiss	—	200,982	10.83	02/14/2024	—	—
J. Roger Cardinale	—	387,249	10.00	02/14/2024	—	—
Randy G. Forsythe	—	193,626	10.00	02/14/2024	—	—
Mark Gordon	—	27,108	10.00	02/14/2024	—	—
Michael H. Magusiak	—	—	—	—	—	—
Richard M. Frank	—	—	—	—	—	—
Tiffany B. Kice	—	—	—	—	—	—
In August 2014 (except for Mr. Weiss, whose stock options were granted in October 2014), Holdings granted options to purchase a total of 1,389,839 shares of its common stock to the named executives. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based and vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. Tranche B and Tranche C options are performance based and vest and become exercisable when certain performance conditions are met. The options are also subject to accelerated vesting in the event of certain terminations of employment upon or within 12 months following a change in control of Holdings. The stock options expire on February 14, 2024.
Mr. Leverton’s 2014 bonus, pursuant to his employment agreement and as further detailed above, was in the form of an award of restricted stock.

Nonqualified Deferred Compensation
The following table sets forth unsecured, unfunded obligations of the Company to make payments of deferred compensation:

Name	Executive Contributions in Last Fiscal Year	Registrant Contribution in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End (3)
	($)	($)	($)	($)	($)
Thomas Leverton	—	—	—	—	—
J. Roger Cardinale	—	—	—	—	—
Temple Weiss	—	—	—	—	—
Randy G. Forsythe	—	—	—	—	—
Mark Gordon	—	—	—	—	—
Michael H. Magusiak	—	122,521(1)	—	25,000	225,000
Richard M. Frank	—	35,577(2)	—	25,000	225,000
Tiffany B. Kice	—	—	—	—	—
________________________

(1)
Pursuant to Mr. Magusiak’s employment agreement entered into on February 23, 2010, deferred compensation in the amount of $250,000 became payable to Mr. Magusiak in certain circumstances in ten equal annual installments, without interest, with the first installment due upon the Company’s termination of his employment, the end of the term of the agreement or a change in control based on the terms set forth in such agreement. At the closing of the Merger, Mr. Magusiak became entitled to the full $250,000 payment to be paid out in ten (10) pro rata, annual installments. During 2010, the Company recorded the actuarially determined present value of the estimated earned future benefit payments payable to Mr. Magusiak and was required to record an additional amount every year representing the additional prorated amount earned and the imputed interest associated with the previously earned deferred compensation for Mr. Magusiak. The additional amount of $122,521 is included in the Summary Compensation Table as salary for Mr. Magusiak for the fiscal year 2014.

(2)
Pursuant to Mr. Frank’s employment agreement entered into on February 23, 2010, deferred compensation in the amount of $250,000 became payable to Mr. Frank in ten equal annual installments, without interest, with the first installment due upon termination of his employment, at the end of the term of the agreement in March 2014 based on the terms set forth in such agreement. The entire amount of deferred compensation was deemed earned during the 2010 fiscal year. The Company was required to record an additional deferred compensation amount every year representing the imputed interest associated with the deferred compensation for Mr. Frank. The additional amount of $35,577 is included in the Summary Compensation Table as salary of Mr. Frank for the fiscal year 2014.

(3)	This column represents the dollar amount of the total balance of each executive’s nonqualified deferred compensation account as of the end of 2014.
Narrative Disclosure to Nonqualified Deferred Compensation
See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2014 Table - Employment Agreements” above for a description of the nonqualified deferred compensation arrangements for Messrs. Frank and Magusiak.
Potential Payments Upon Termination or Change in Control
Severance Benefits
Pursuant to their employment agreements with the Company, each of Messrs. Leverton, Cardinale, Forsythe, and Weiss are entitled to severance benefits upon a termination by the Company without “cause” or a resignation with “good reason,” in either case consisting of a lump sum payment equal to one year of base salary and the annual bonus paid to the executive in respect of the most recently completed fiscal year. Each executive would have “good reason” to resign and receive such severance benefits upon the occurrence of any of the following: (i) any reduction in base salary (or in the case of Mr. Leverton, reduction in base salary or maximum bonus opportunity), (ii) any material breach by the Company of the employment agreement, and (iii) a forced relocation of more than 50 miles from the executive’s principal place of employment. The right to receive such severance is conditioned upon delivery of a comprehensive release of claims against the Company.

Assuming a severance-eligible termination as of December 28, 2014, each executive would have been entitled to the following cash severance benefits:

Thomas Leverton	Temple Weiss	J. Roger Cardinale	Randy G. Forsythe
$550,000	$385,000	$485,000	$257,500

Accelerated Vesting of Stock Options; Option to Repurchase Stock
Under the “Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement” (the “Option Agreement”), which each of the named executive officers signed as a condition of receiving option grants from Holdings, any Tranche A options that have not vested at the time of a termination for any reason other than a change in control will be cancelled for no consideration. In the event of a change in control, however, any unvested Tranche A options will vest and become exercisable on the first anniversary of the change in control, as long as the executive holding the options is still employed at that time. If the options holder is terminated without Cause (as that term is defined by the Option Agreement) before the first anniversary of the change in control, however, the Tranche A options shall automatically become vested and exercisable as of the date of such termination. Any unvested Tranche B and C options as of the date of a change in control are to be canceled as of that date pursuant to the Option Agreement. The Option Agreement further provides that, in the event of an initial public offering, the original options vesting schedule shall hold, except that Tranche B and C options may vest ahead of schedule, if the applicable vesting requirements are achieved in the initial public offering and if the options holder remains employed through such accelerated vesting date. In the event that the options holder terminates for any reason other than Cause and independent of a change in control or initial public offering, all unvested options will be canceled for no consideration, but vested options may be exercised for a defined period after the termination. A termination for Cause will result in termination of all options, including those that have vested.
Each of Messrs. Leverton, Cardinale, Weiss, and Forsythe also signed an “Investor Rights Agreement” as a condition of purchasing common stock of Holdings pursuant to his employment agreement. That agreement provides that Holdings or its designee may repurchase such stock from the officer in the event of termination of his employment prior to a public offering of Holdings. If the executive’s termination is for any reason other than (i) by the Company for Cause (as that term is defined in the Investor Rights Agreement), or (ii) a voluntary resignation by the executive, then the price that the Company or its designee will pay for the stock will be the fair market value of the stock as of the termination date. If the termination is by the Company for Cause, or by the executive for any reason, the price to be paid will be the lesser of the fair market value of the stock as of the termination date and the amount originally paid by the shareholder to acquire the shares, less any amount per share of any dividends or other distributions paid or payable to the shareholder since share purchase.
As of December 28, 2014, none of the stock options granted to any of the named executives had vested, so in the event of their termination as of that date for any reason absent a change in control, there would have been no options available for exercise.
Had the executives’ employment been terminated by the Company without cause as of December 28, 2014, in connection with a change in control, the executives’ Tranche A options would have vested in full. The following table reflects the spread value of the Tranche A options that would have vested in connection with such a termination, based on the year-end fair market value of Holdings’ common stock of $11.93 per share:

Name	Tranche A Options	Fair Market Value as of Date of Grant	Fair Market Value as of December 28, 2014	Amount Owed if Terminated for Any Reason Other Than Cause
	(Shares)	($/Share)	($)	($)
Thomas Leverton	193,625	10.00	11.93	373,696
Temple Weiss	66,994	10.83	11.93	73,693
J. Roger Cardinale	129,083	10.00	11.93	249,130
Randy G. Forsythe	64,542	10.00	11.93	124,566
Mark Gordon	9,036	10.00	11.93	17,439
Termination Payments to Certain Former Executives
During 2014, the Company provided benefits to certain of the named executive officers upon the terminations of employment from the Company. These benefits were in addition to the benefits to which the executives were generally entitled upon a termination of employment generally (i.e., vested stock options accrued as of the date of termination, restricted stock awards that are vested as of the date of termination, vested benefits, if any, in the Company’s 401(k) Plan, and the right to elect continued health coverage pursuant to COBRA). The incremental benefits that were payable to the named executive officers are described as follows:
Termination Payments under Mr. Frank’s and Mr. Magusiak’s Employment Agreements
Under the terms of their respective employment agreements, Mr. Frank and Mr. Magusiak each became entitled to certain payments in connection with the Merger and their subsequent terminations of employment. Specifically, Mr. Frank was entitled to deferred compensation payments equaling $25,000 per year for ten years, without interest, after the termination of his employment at the expiration of its term in March 2014. Mr. Magusiak was entitled to deferred compensation payments equaling $25,000 per year for ten years, without interest, commencing on, among other events, a change in control.
In addition, Mr. Frank’s and Mr. Magusiak’s employment agreements provided for a lump sum cash severance benefit equal to $3,000,000 in the event that a change in control occurred and the executive’s employment was terminated by the Company within one year after such a change in control or such executive voluntarily terminated his employment within one year after such a change in control. Each executive would also have been entitled to such payment if his employment were terminated for any reason prior to a change in control (whether or not the change in control ever occurs) and such termination was either (i) at the request or direction of a person who has entered into an agreement with the Company, the consummation of which would constitute a change in control or (ii) otherwise in connection with or in anticipation of a change in control.
In connection with the voluntary termination of his employment in 2014, each of Messrs. Frank and Magusiak became entitled to the cash severance benefits described above.
Termination Payments to Other Named Executive Officers
During 2014, Tiffany Kice was entitled to all base salary and other amounts actually earned, accrued or owing as of the date of termination, vested benefits, if any, in the Company’s 401(k) Plan, and the right to elect continued health coverage pursuant to COBRA.

Vesting of Equity Awards Upon a Change in Control
Restricted Stock Plan
The Company’s restricted stock plan provided that all restricted stock awards outstanding would automatically become vested upon a change in control. The following table provides information on the restricted stock awards held by our named officers that became automatically vested as a result of the Merger:

		Option Awards		Stock Awards
Name	Date	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Roger Cardinale	02/14/14	—	—	37,893	2,046,222
Randy G. Forsythe	02/14/14	—	—	25,007	1,350,378
Mark Gordon	02/14/14	—	—	10,673	576,342
Michael H. Magusiak	02/14/14	—	—	125,418	6,772,572
Richard M. Frank	02/14/14	—	—	91,770	4,955,580
Tiffany B. Kice	02/14/14	—	—	19,574	1,056,996

DIRECTOR COMPENSATION
In December 2012 (before the Merger), the Compensation Committee retained Longnecker & Associates, an independent compensation consultant, for the purposes of: (i) a review and evaluation of the Company’s non-employee director cash and equity compensation, including a review and analysis of lead independent director and committee chair compensation; and (ii) to recommend any changes based on such analysis and review (the “2013 Longnecker Director Report”). Based on the recommendations of the 2013 Longnecker Director Report, in February 2013, the Compensation Committee recommended to the Board and the Board approved changes to non-employee director compensation for 2013. In 2013, each of the non-

employee directors received a retainer of $25,000, $2,000 per regularly scheduled Board meeting for attendance (in person or telephonically), $2,000 per specially called meeting of the Board, for which attendance is requested in person or telephonically to address a significant issue outside of the normal course of business, and $1,250 per specially called committee meeting, for which attendance is requested in person or telephonically to address a significant issue outside of the normal course of business. In 2013, the Lead Independent Director received a retainer of $15,000 and the chairpersons of the committees of the Board received the following retainers: Audit Committee Chair: $15,000; Compensation Committee Chair: $7,500; and Nominating/Corporate Governance Committee Chair: $5,000. No changes to the annual restricted stock grant (discussed below) were recommended to or approved by the Compensation Committee.
In addition, before the Merger, the Company’s non-employee directors were entitled to receive grants of restricted stock awards under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan. On the day a non-employee director was first elected or appointed to the Board of Directors, such non-employee director was granted a restricted stock award for the number of shares of Common Stock having a fair market value (as defined in the Second Amended and Restated Non-Employee Directors Restricted Stock Plan) as of the date of grant equal to $100,000 multiplied by a fraction the numerator of which is the number of days until the date of the next annual grant and the denominator of which is 365. Each January thereafter, a non-employee director who was previously elected to the Board of Directors and who continued to serve in such capacity would be granted a restricted stock award during each year of service on the Board for the number of shares of Common Stock having a fair market value (representing the average of the closing prices of the Common Stock as reported by the New York Stock Exchange for the five trading day period ending on and including the date of the stock award) as of the date of grant equal to $100,000. Each restricted stock award was scheduled to vest on each anniversary date of the award with respect to 25% of the amount of the grant for four consecutive anniversary dates so that the restricted stock award would be fully vested at the end of the fourth anniversary date of the date of grant. If a non-employee director ceased to be a director for any reason other than death prior to the fourth anniversary date of grant of a restricted stock award, such unvested shares would be forfeited; however, if a non-employee director ceased to be a director because of voluntary retirement after a lengthy period of service or because of health reasons, the non-employee directors, excluding the affected non-employee director, would consider whether or not to vest in full the affected non-employee director’s restricted stock that was awarded at least one year prior to the affected non-employee director’s cessation of board service. If a non-employee director ceased to be a director due to death, then all of such non-employee director’s restricted stock awards would immediately vest in full. Other directors, who were either officers or employees of the Company or its affiliates, did not receive separate compensation for their services as directors of the Company during fiscal 2013.
After the Merger, we compensate Mr. Weiss for his services on the Board as follows:
•An annual retainer fee of $100,000; and
•We awarded Mr. Weiss 193,626 stock options in Queso Holdings, as detailed in footnote 5 to the table below.
All other members of our board of directors after the Merger receive no compensation.
We reimburse our directors for travel expenses to our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors of our company.

The following table sets forth information concerning compensation to each non-employee director of the Company during fiscal 2014:
Director Compensation for Fiscal 2014

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(4)	($)(5)	($)(6)	($)	($)
General (Ret) Tommy Franks (2)	5,365	110,018	—	22,427	137,810
Tim T. Morris (2)	5,365	110,018	—	22,427	115,383
Louis P. Neeb (2)	6,038	110,018	—	22,427	116,056
Cynthia Pharr Lee (2)	5,365	110,018	—	22,427	115,383
Bruce M. Swenson (2)	7,384	110,018	—	18,590	117,402
Walter Tyree (2)	5,365	110,018	—	22,427	115,383
Raymond E. Wooldridge (2)	8,394	110,018	—	22,427	118,412
Lance A. Milken (3)	—	—	—	—	—
James Chambers (3)	—	—	—	—	—
Daniel E. Flesh (3)	—	—	—	—	—
Allen R. Weiss (3)	41,667	—	291,730	—	41,667
____________________

(1)	Messrs. Frank, Magusiak and Leverton have been excluded from this table because each of such executive’s compensation is fully reflected in the Summary Compensation Table for executive officers.

(2)	The compensation for these directors reflects amounts earned through February 14, 2014, which was the date on which they resigned their positions as Directors of CEC.

(3)
Messrs. Milken, Chambers and Flesh are employees of Apollo and are not awarded any compensation for their Board of Directors and committee service. The Company is only compensating Mr. Weiss, the sole independent director of the Board of Directors, for his Board of Directors and committee service.

(4)	This column reports the amount of cash compensation earned in 2014 for Board of Directors and committee service.

(5)
This column represents the grant date fair value of restricted stock awarded under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan computed in accordance with GAAP, which is calculated by multiplying the number of shares of restricted stock awarded by the closing market price of our Common Stock on the date of grant. Vesting of previously-unvested restricted stock awards granted to non-employee directors was accelerated in February 2014 as a result of the Merger.

(6)
This column represents the fair value of stock options given to Directors in 2014, and is consistent with the grant date fair value of the award computed in accordance with GAAP. Option Award amounts reported in the table above for 2014 consist of the following items:

Option Award Component	Mr. Weiss
Stock options - Tranche A:
Fair value on grant date ($)	$177,491
Options granted (#)	64,542
Stock options - Tranche B:
Fair value on grant date ($)	$70,351
Options granted (#)	64,542
Stock options - Tranche C:
Fair value on grant date ($)	$43,888
Options granted (#)	64,542
Stock options - Totals:
Fair value on grant date ($)	$291,730
Options granted (#)	193,626

All vesting of unvested restricted stock awards granted to non-employee directors was accelerated in February 2014 as a result of the Merger.

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 28, 2014, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On December 28, 2014, there were 200 shares of the Company’s common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
Queso Holdings Inc. (1)	200	100%
Thomas Leverton	—	—
Temple Weiss	—	—
J. Roger Cardinale	—	—
Randy G. Forsythe	—	—
Lance A. Milken	—	—
James Chambers	—	—
Daniel E. Flesh	—	—
Allen R. Weiss	—	—
Directors and Executive Officers as a Group (8 persons)	—	—
___________________________

(1)
AP VIII Queso Holdings, L.P. (“Queso LP”) is the sole shareholder of Queso Holdings, Inc. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Queso LP. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control with respect to the shares of our common stock held of record by Queso Holdings, Inc. Each of Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, disclaims beneficial ownership of the shares of our common stock owned of record by Queso Holdings, Inc., except to the extent of any pecuniary interest therein. The address of each of Queso Holdings, Inc., Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The Company’s Code of Business Conduct and Ethics provides that employees, officers and directors must act in the best interests of the Company and refrain from engaging in any activity or having a personal interest that presents a “conflict of interest.” In addition, under applicable SEC rules, the Company is required to disclose related person transactions as defined in the SEC’s rules. The Code of Business Conduct and Ethics may be accessed on the Company’s website at www.chuckecheese.com under “Investor Relations-Governance.” We intend to disclose future amendments to or, with respect to directors and certain executive officers, waivers from, certain provisions of the Code of Business Conduct and Ethics on our website.
Related Party Transaction Policy
The Board of Directors has adopted a Related Party Transaction Policy to set forth in writing the policies and procedures for review and approval of transactions involving the Company and “related parties” (directors, executive officers, security holders owning five percent or greater of the Company’s outstanding voting securities, and immediate family members of the foregoing persons). The policy covers any related party transaction that meets the minimum threshold for disclosure under the relevant SEC rules, generally transactions involving amounts exceeding $120,000 in which a related party had, has or will have a direct or indirect material interest.
Policy

•	Related party transactions must be approved by the Audit Committee or by the Chairman of the Audit Committee under authority delegated to the Chairman of the Audit Committee by the Audit Committee.

•
A related party transaction will be approved only if the Audit Committee or the Chairman of the Audit Committee determines that it is fair to the Company and in, or not inconsistent with, the best interests of the Company and its stockholders.

•	In considering the transaction, the Audit Committee or its Chairman will consider all relevant facts and circumstances of the transaction or proposed transaction with a related party.
Procedures

•	The affected related party will bring the matter to the attention of the General Counsel.

•	The General Counsel will determine whether the matter should be considered by the Audit Committee or its Chairman.

•	If a member of the Audit Committee is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•
The transaction must be approved in advance by the Audit Committee or its Chairman whenever practicable, and if not practicable, it may be presented to the General Counsel for preliminary approval, or be preliminarily entered into, subject to ratification by the Audit Committee or its Chairman.

•
If the Audit Committee or its Chairman does not ratify the related party transaction, the Company will take all reasonable efforts or actions to amend, terminate or cancel it, as directed by the Audit Committee or its Chairman.

•	All related party transactions will be disclosed to the Board of Directors following their approval or ratification.
Currently, there are no related party transactions which meet the requirements for review and approval under our policy.
DIRECTOR INDEPENDENCE
See “Corporate Governance - Independence of Certain Directors” in Part III, Item 10 of this Report.
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 28, 2014 and December 29, 2013. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2014 and 2013 fiscal years:

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$621,000	$595,000
Audit-related Fees (2)	49,000	170,000
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$670,000	$765,000
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

PART II – OTHER INFORMATION
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this report:

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

Dated: March 4, 2015	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Leverton	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015
Thomas Leverton

/s/ Temple Weiss	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2015
Temple Weiss

/s/ Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	March 4, 2015
Laurie E. Priest

*	President	March 4, 2015
J. Roger Cardinale

*	Executive Vice President and Director of Operations	March 4, 2015
Randy G. Forsythe

*	Director	March 4, 2015
Lance A. Milken

*	Director	March 4, 2015
James P. Chambers

*	Director	March 4, 2015
Daniel E. Flesh

*	Director	March 4, 2015
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.
Rodolfo Rodriguez, Jr.	Senior Vice President and General Counsel	March 4, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, among Queso Holdings Inc., Q Merger Sub Inc., and CEC Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

3.1
Third Restated Articles of Incorporation of CEC Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

3.2
Second Amended and Restated Bylaws of CEC Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.1
Indenture, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)
.

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4*
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.8
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.9
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.11
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

12.1
Statement regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

14.1*	CEC Entertainment, Inc. Code of Business Conduct and Ethics, dated as of October 31, 2014

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.