Form 10-Q
period 2015-03-29
CEC ENTERTAINMENT INC
filed 2015-05-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2015, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at March 29, 2015 and December 28, 2014 (Successor)	3

Consolidated Statements of Earnings for the three months ended March 29, 2015 and the 44 day period ended March 30, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 29, 2015 and the 44 day period ended March 30, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	5

Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and the 44 day period ended March 30, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	6

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4. Controls and Procedures	38

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	39

ITEM 1A. Risk Factors	39

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 6. Exhibits	40

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	Successor
	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$151,624	$110,994
Accounts receivable	14,508	18,835
Inventories	19,538	18,979
Prepaid expenses	18,410	20,894
Deferred tax asset	3,943	3,943
Total current assets	208,023	173,645
Property and equipment, net	667,897	681,972
Goodwill	483,983	483,444
Intangible assets, net	491,211	491,400
Deferred financing costs, net	23,085	24,087
Other noncurrent assets	9,878	9,595
Total assets	$1,884,077	$1,864,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,545	$9,545
Capital lease obligations, current portion	405	408
Accounts payable	42,926	43,633
Accrued expenses	62,131	35,561
Unearned revenues	9,209	8,906
Accrued interest	10,746	16,152
Other current liabilities	2,989	2,990
Total current liabilities	137,951	117,195
Capital lease obligations, less current portion	15,371	15,476
Bank indebtedness and other long-term debt, less current portion	996,665	998,441
Deferred tax liability	209,923	222,915
Accrued insurance	9,901	12,146
Other noncurrent liabilities	208,185	205,384
Total liabilities	1,577,996	1,571,557
Stockholders’ equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of March 29, 2015 and December 28, 2014	—	—
Capital in excess of par value	355,982	355,587
Retained earnings (deficit)	(47,346)	(62,088)
Accumulated other comprehensive income (loss)	(2,555)	(913)
Total stockholders’ equity	306,081	292,586
Total liabilities and stockholders’ equity	$1,884,077	$1,864,143

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
REVENUES:
Food and beverage sales	$116,537	$62,277	$50,897
Entertainment and merchandise sales	144,744	78,613	62,659
Total company store sales	261,281	140,890	113,556
Franchise fees and royalties	4,227	686	687
Total revenues	265,508	141,576	114,243
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	29,225	15,697	12,285
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,522	4,830	3,729
Total cost of food, beverage, entertainment and merchandise	37,747	20,527	16,014
Labor expenses	67,173	31,948	31,998
Depreciation and amortization	29,241	18,475	9,733
Rent expense	24,458	7,710	12,365
Other store operating expenses	33,519	16,639	15,760
Total company store operating costs	192,138	95,299	85,870
Other costs and expenses:
Advertising expense	11,452	5,137	5,903
General and administrative expenses	17,190	6,828	7,963
Transaction and severance costs	41	37,679	11,634
Total operating costs and expenses	220,821	144,943	111,370
Operating income (loss)	44,687	(3,367)	2,873
Interest expense	17,499	12,043	1,151
Income (loss) before income taxes	27,188	(15,410)	1,722
Income tax expense (benefit)	12,446	(1,538)	1,018
Net income (loss)	$14,742	$(13,872)	$704
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
Net income (loss)	$14,742	$(13,872)	$704
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,642)	(112)	(541)
Total components of other comprehensive income (loss), net of tax	(1,642)	(112)	(541)
Comprehensive income (loss)	$13,100	$(13,984)	$163

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,742	$(13,872)	$704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,398	18,672	9,883
Deferred income taxes	(13,268)	(8,494)	(1,785)
Stock-based compensation expense	391	—	12,225
Amortization of lease-related liabilities	5	58	(356)
Amortization of original issue discount and deferred financing costs	1,137	541	58
Loss on asset disposals, net	1,244	974	294
Non-cash rent expense	2,136	795	(916)
Other adjustments	19	97	144
Changes in operating assets and liabilities:
Accounts receivable	2,392	(1,105)	1,503
Inventories	880	3,500	(2,472)
Prepaid expenses	(752)	(3,118)	2,656
Accounts payable	(1,230)	(375)	(270)
Accrued expenses	1,512	9,634	(2,403)
Unearned revenues	309	(1,155)	349
Accrued interest	(5,326)	6,176	152
Income taxes payable	25,551	3,552	2,898
Deferred landlord contributions	408	2,104	(350)
Net cash provided by operating activities	60,548	17,984	22,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	—	(946,898)	—
Acquisition of Peter Piper Pizza	(663)	—	—
Purchases of property and equipment	(16,109)	(6,501)	(9,710)
Proceeds from sale of property and equipment	97	98	51
Development of internal use software	(185)	—	—
Net cash used in investing activities	(16,860)	(953,301)	(9,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	—	756,200	—
Proceeds from senior notes	—	255,000	—
Repayment of Predecessor Facility	—	(348,000)	—
Repayments on senior term loan	(1,900)	—	—
Repayments on note payable	(11)	—	—
Net repayments on revolving credit facility	—	—	(13,500)
Payment of debt financing costs	—	(27,575)	—
Payments on capital lease obligations	(100)	(26)	(164)
Payments on sale leaseback obligations	(386)	—	—
Dividends paid	—	(890)	(38)
Excess tax benefit realized from stock-based compensation	—	5,043	—
Restricted stock returned for payment of taxes	—	—	(142)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Equity contribution	—	350,000	—
Net cash provided by (used in) financing activities	(2,397)	989,752	(13,844)
Effect of foreign exchange rate changes on cash	(661)	(59)	(313)
Change in cash and cash equivalents	40,630	54,376	(1,502)
Cash and cash equivalents at beginning of period	110,994	19,184	20,686
Cash and cash equivalents at end of period	$151,624	$73,560	$19,184

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$21,734	$5,394	$938
Income taxes paid (refunded), net	$183	$(1,633)	$(79)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,870	$1,744	$3,605
Dividends payable	$—	$—	$890

__________________

(1)	The 44 day period ended March 30, 2014 includes $4.9 million of debt issuance costs and interest expense related to the bridge loan.
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies:
Description of Business
The use of the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” throughout these unaudited notes to the interim Consolidated Financial Statements refer to CEC Entertainment, Inc. and its subsidiaries.
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and 11 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable segment for financial reporting purposes.
Basis of Presentation
The accompanying interim Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. For the purpose of presentation and disclosure, all references to the “Predecessor” relate to CEC Entertainment and its subsidiaries for periods prior to the Merger. All references to the “Successor” relate to CEC Entertainment and its subsidiaries, after giving effect to the Merger, for periods subsequent to the Merger. References to “CEC Entertainment,” the “Company,” “we,” “us” and “our” relate to the Predecessor for periods prior to the Merger and to the Successor for periods subsequent to the Merger.
In connection with our Sale Leaseback Transaction that occurred in August 2014, the Company assigned a portion of its rights in the resulting purchase and sale agreement to a newly formed special purpose entity, a VIE, created by a Qualified Intermediary to facilitate a like-kind exchange pursuant to Internal Revenue Code Section 1031. The assignment resulted in $12.1 million of the sales proceeds from the transaction being received by the VIE. We included the VIE in our Consolidated Financial Statements for the fiscal year ended December 28, 2014. In February 2015, we acquired the VIE, along with its capital improvements and remaining cash balance. The assets, liabilities and operating results of the acquired VIE are not material to our Consolidated Financial Statements.
The Company has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a VIE. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the stores that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.6 million for the three months ended March 29, 2015, $0.4 million for the 44 day period ended March 30, 2014 and $0.4 million for the 47 day period ended February 14, 2014 .
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of March 29, 2015 and for the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014, are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015.
Recently Issued Accounting Guidance
Accounting Guidance Not Yet Adopted: In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). This amendment eliminates the income statement concept of extraordinary items and the requirements for entities to consider whether an underlying event or transaction is extraordinary. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. As of March 29, 2015, we have $23.1 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
Note 2. Acquisition of Peter Piper Pizza:
In October 2014, the Company acquired Peter Piper Pizza (“PPP”), a leading pizza and entertainment restaurant chain operating in the southwestern United States and Mexico, for aggregate consideration paid of $113.1 million, net of cash acquired. During the three months ended March 29, 2015, the Company made certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests and the valuation of PPP’s tradename that resulted in a net increase to goodwill of $0.5 million.
The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments made during the measurement period (in thousands):

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	PPP Preliminary Purchase Price Allocation	Measurement Period Adjustments	PPP Final Purchase Price Allocation
Cash consideration paid	$118,409	$663	$119,072

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	5,267	—	5,267
Accounts receivable	511	—	511
Inventories	820	—	820
Other current assets	598	—	598
Property, plant and equipment	14,383	—	14,383
Favorable lease interests	2,000	(1,120)	880
Peter Piper Pizza's tradename	24,800	1,900	26,700
Franchise agreements	39,300	—	39,300
Other non-current assets	154	—	154
Indebtedness	(120)	—	(120)
Unfavorable lease interests	(3,290)	(580)	(3,870)
Deferred taxes	(12,935)	(76)	(13,011)
Other current and non-current liabilities	(4,061)	—	(4,061)
Net assets acquired	67,427	124	67,551
Excess purchase price allocated to goodwill	$50,982	$539	$51,521

The measurement period adjustments did not have a significant impact on our consolidated statement of earnings for the three months ended March 29, 2015. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of December 28, 2014. Therefore, we have not retrospectively adjusted this financial information.
3. Property and Equipment:
Total depreciation and amortization expense related to property and equipment was $30.4 million, 18.7 million, and $9.9 million for the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014, respectively, of which, $1.0 million, $0.1 million and $0.2 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the three months ended March 29, 2015 and the 44 day period ended March 30, 2014 includes approximately $0.5 million and $0.1 million, respectively, related to the amortization of franchise agreements (see Note 4. “Goodwill and Intangible Assets, Net”).

Asset Impairment
We did not record any impairment charges for the three months ended March 29, 2015, the 44 day period ended March 30, 2014, and the 47 day period ended February 14, 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the three months ended March 29, 2015 (in thousands):

Successor
Balance at December 28, 2014	$483,444
Additions (1)	539
Balance at March 29, 2015	$483,983
__________________

(1)
In the first quarter of 2015, we recorded certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests and the valuation of PPP’s tradename that resulted in a net increase to goodwill of $0.5 million. See Note 2 “Peter Piper Acquisition” for a discussion of the measurement period adjustments.

The following table presents our indefinite and definite-lived intangible assets at March 29, 2015:

	Successor
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000
Peter Piper Pizza tradename (1) (2)	Indefinite	26,700	—	26,700
Favorable lease agreements (2)	10	14,880	(2,135)	12,745
Franchise agreements	25	53,300	(1,534)	51,766
		$494,880	$(3,669)	$491,211
__________________

(1)
In connection with the Merger and the PPP Acquisition, we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings for the Successor periods.

(2)
In the first quarter of 2015 we recorded an adjustment of $1.9 million related to the valuation of the PPP tradename and an adjustment of $(1.1) million related to the valuation of the favorable lease agreements intangible asset recorded in connection with the PPP Acquisition. See Note 2 “Acquisition of Peter Piper Pizza” for a discussion of these adjustments.

Amortization expense related to favorable lease agreements was $0.5 million for the three months ended March 29, 2015 and $0.2 million for the 44 day period ended March 30, 2014, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for the three months ended March 29, 2015 and $0.1 million for the 44 day period ended March 30, 2014, and is included in “Rent expense” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Acquisition, we did not incur any amortization expense related to favorable lease agreements or franchise agreements for the 47 day period ended February 14, 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor
	March 29, 2015	December 28, 2014
	(in thousands)
Term loan facility	$754,300	$756,200
Revolving credit facility	—	—
Senior notes	255,000	255,000
Note payable	102	113
Total debt outstanding	1,009,402	1,011,313
Less:
Unamortized original issue discount	(3,192)	(3,327)
Current portion	(9,545)	(9,545)
Bank indebtedness and other long-term debt, less current portion	$996,665	$998,441
We were in compliance with the debt covenants in effect as of March 29, 2015 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
As of March 29, 2015, we had $754.3 million (excluding the original issue discount) outstanding under the Term loan facility, no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn. The Secured Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the Term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The applicable margin for borrowings is 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. During the three months ended March 29, 2015, the federal funds rate ranged from 0.06% to 0.13%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.18%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the three months ended March 29, 2015 and 4.7% for the 44 day period ended March 30, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
As of March 29, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
Senior Unsecured Debt
Our $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) bear interest at a rate of 8.000% per year and mature on February 15, 2022.
Our obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our Secured Credit Facilities.
The indenture contains restrictive covenants that limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; and restrict

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the three months ended March 29, 2015 and 8.4% for the 44 day period ended March 30, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands)
Term loan facility(1)	$7,907	4,181	$—
Senior notes	5,157	2,283	—
Bridge Loan facility (2)	—	4,943	—
Predecessor Facility	—	—	745
Capital lease obligations	455	154	275
Sale leaseback obligations	2,783	—	—
Amortization of debt issuance costs	1,001	473	58
Other	196	9	73
	$17,499	$12,043	$1,151
 __________________
(1)    Includes amortization of original issue discount.
(2)    The 44 day period ended March 30, 2014 includes debt issuance costs of $4.7 million related to the issuance of the Bridge Loan and $0.2 million of interest.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities and senior notes was 5.5% for the three months ended March 29, 2015, and 9.3% for the 44 day period ended March 30, 2014. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.4% for the 44 day period ended March 30, 2014. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014 was 1.6%.

6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	Successor		Successor
	March 29, 2015		December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$996,665	$989,540	$998,441	$974,084

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our secured credit facilities term

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

loan and senior notes was determined by using estimated market prices of our outstanding borrowings under our term loan facility and the senior notes, which are classified as Level 2 in the fair value hierarchy.
During the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014, there were no significant transfers among level 1, 2 or 3 fair value determinations.
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
Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. The parties have exchanged formal discovery. The Company’s investigation is ongoing. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the state of New York during the period October 17, 2008, as well as similarly-situated salaried exempt current and former employees throughout the remainder of the United States during the period October 17, 2011 to the present. The lawsuit alleges that current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. As of the date of this filing, the Court has not ruled on plaintiff’s motion. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2012, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On February 26, 2015, the Court overruled the plaintiff’s motion to remand. The Company’s investigation is ongoing. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
On January 24, 2014, the plaintiff in the Coyne Action filed an amended complaint (the “Coyne Amended Complaint”), and on January 30, 2014, the plaintiff in the Solak Action filed an amended complaint (the “Solak Amended Complaint”) (together, the “Amended Complaints”). The Amended Complaints incorporated all of the allegations in the original complaints, added allegations that the Board-approved Statement omitted certain material information, in further violation of the Board’s fiduciary duties, and requested an order directing the Board to disclose such allegedly-omitted material information. The Solak Amended Complaint also added allegations that the Board breached its fiduciary duties in allowing an allegedly conflicted financial advisor and management to lead the sales process.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas. The Appraisal Petitioners seek appraisal of $750,000 shares of common stock. The Company answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery would commence in the fall of 2014 and would substantially be completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice, followed thereafter, potentially, by a trial on the merits of the Appraisal Petitioners’ claims. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
8. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands, except percentages)
Federal and state income taxes	$12,174	$(1,533)	$914
Foreign income taxes	272	(5)	104
Income tax expense (benefit)	$12,446	$(1,538)	$1,018
Effective rate	45.8%	10.0%	59.1%
Our effective income tax rate of 45.8% for the three months ended March 29, 2015, 10.0% for the 44 day period ended March 30, 2014, and 59.1% for the 47 day period ended February 14, 2014, differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and Merger related litigation.
Our liability for uncertain tax positions (excluding interest and penalties) was $2.3 million and $1.9 million as of March 29, 2015 and December 28, 2014, respectively, and if recognized would decrease our provision for income taxes by $1.4 million. Within the next twelve months, we could settle or otherwise conclude income tax audits and /or have expiring statutes of limitations. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of March 29, 2015 and December 28, 2014, was $1.6 million and $1.5 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stock-Based Compensation Arrangements:
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements:

	Successor		Predecessor
	Three Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands)
Stock-based compensation costs	$395	$—	$1,117
Portion capitalized as property and equipment (1)	(4)	—	—
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	—	11,108
Stock-based compensation expense recognized	$391	$—	$12,225
Tax benefit recognized from stock-based compensation awards (2)	$—	$5,043	$—
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

(2)
We recorded the $5.0 million tax benefit related to the accelerated vesting of restricted stock awards in the 44 day period ended March 30, 2014, as such tax benefit are deductible for income tax purposes on the Successor tax return for fiscal year 2014.

10. Stockholders’ Equity:
The following table summarizes the changes in stockholders’ equity during the three months ended March 29, 2015:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 29, 2014	200	$—	$355,587	$(62,088)	$(913)	$292,586
Net income (loss)	—	—	—	14,742	—	14,742
Other comprehensive income (loss)	—	—	—	—	(1,642)	(1,642)
Stock-based compensation costs	—	—	395	—	—	395
Balance at March 29, 2015	200	$—	$355,982	$(47,346)	$(2,555)	$306,081

11. Consolidating Guarantor Financial Information:
The senior notes issued by CEC Entertainment, Inc. (the “Issuer”) in conjunction with the Merger are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of March 29, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$132,930	$10,280	$8,414	$—	$151,624
Accounts receivable	12,010	1,718	4,002	(3,222)	14,508
Inventories	13,342	5,864	332	—	19,538
Other current assets	17,357	3,358	1,638	—	22,353
Total current assets	175,639	21,220	14,386	(3,222)	208,023
Property and equipment, net	624,306	33,619	9,972	—	667,897
Goodwill	432,462	51,521	—	—	483,983
Intangible assets, net	23,988	467,223	—	—	491,211
Intercompany	129,525	23,662	—	(153,187)	—
Investment in subsidiaries	420,089	—	—	(420,089)	—
Other noncurrent assets	26,755	6,162	46	—	32,963
Total assets	$1,832,764	$603,407	$24,404	$(576,498)	$1,884,077
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$45	$—	$—	$9,545
Capital lease obligations, current portion	402	—	3	—	405
Accounts payable and accrued expenses	94,962	25,672	4,378	—	125,012
Other current liabilities	2,989	—	—	—	2,989
Total current liabilities	107,853	25,717	4,381	—	137,951
Capital lease obligations, less current portion	15,297	—	74	—	15,371
Bank indebtedness and other long-term debt, less current portion	996,608	57	—	—	996,665
Deferred tax liability	193,540	15,727	656	—	209,923
Intercompany	3,845	129,945	22,619	(156,409)	—
Other noncurrent liabilities	209,540	8,357	189	—	218,086
Total liabilities	1,526,683	179,803	27,919	(156,409)	1,577,996
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	355,982	466,114	3,241	(469,355)	355,982
Retained earnings (deficit)	(47,346)	(42,510)	(4,201)	46,711	(47,346)
Accumulated other comprehensive income (loss)	(2,555)	—	(2,555)	2,555	(2,555)
Total stockholders' equity	306,081	423,604	(3,515)	(420,089)	306,081
Total liabilities and stockholders' equity	$1,832,764	$603,407	$24,404	$(576,498)	$1,884,077

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 28, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$97,020	$6,427	$7,547	$—	$110,994
Accounts receivable	13,209	5,487	3,797	(3,658)	18,835
Inventories	15,008	3,596	375	—	18,979
Other current assets	19,086	3,711	2,040	—	24,837
Total current assets	144,323	19,221	13,759	(3,658)	173,645
Property and equipment, net	638,239	33,064	10,669	—	681,972
Goodwill	432,462	50,982	—	—	483,444
Intangible assets, net	24,649	466,751	—	—	491,400
Intercompany	129,429	25,090	32,655	(187,174)	—
Investment in subsidiaries	428,836	—	—	(428,836)	—
Other noncurrent assets	27,770	5,875	37	—	33,682
Total assets	$1,825,708	$600,983	$57,120	$(619,668)	$1,864,143
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$45	$—	$—	$9,545
Capital lease obligations, current portion	405	—	3	—	408
Accounts payable and accrued expenses	82,995	21,989	(248)	(484)	104,252
Other current liabilities	2,990	—	—	—	2,990
Total current liabilities	95,890	22,034	(245)	(484)	117,195
Capital lease obligations, less current portion	15,395	—	81	—	15,476
Bank indebtedness and other long-term debt	998,374	67	—	—	998,441
Deferred tax liability	207,258	14,877	780	—	222,915
Intercompany	6,309	126,497	57,542	(190,348)	—
Other noncurrent liabilities	209,896	7,472	162	—	217,530
Total liabilities	1,533,122	170,947	58,320	(190,832)	1,571,557
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	355,587	465,451	3,089	(468,540)	355,587
Retained earnings (deficit)	(62,088)	(35,415)	(3,376)	38,791	(62,088)
Accumulated other comprehensive income (loss)	(913)	—	(913)	913	(913)
Total stockholders' equity	292,586	430,036	(1,200)	(428,836)	292,586
Total liabilities and stockholders' equity	$1,825,708	$600,983	$57,120	$(619,668)	$1,864,143

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 29, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$102,387	$12,316	$1,834	$—	$116,537
Entertainment and merchandise sales	137,510	4,110	3,124	—	144,744
Total company store sales	239,897	16,426	4,958	—	261,281
Franchise fees and royalties	805	3,422	—	—	4,227
International Association assessments and other fees	286	662	8,653	(9,601)	—
Total revenues	240,988	20,510	13,611	(9,601)	265,508
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	25,390	3,244	591	—	29,225
Cost of entertainment and merchandise	7,620	753	149	—	8,522
Total cost of food, beverage, entertainment and merchandise	33,010	3,997	740	—	37,747
Labor expenses	61,732	3,930	1,511	—	67,173
Depreciation and amortization	27,619	1,114	508	—	29,241
Rent expense	22,303	1,494	661	—	24,458
Other store operating expenses	31,509	1,830	1,128	(948)	33,519
Total company store operating costs	176,173	12,365	4,548	(948)	192,138
Advertising expense	9,141	1,060	9,904	(8,653)	11,452
General and administrative expenses	4,893	12,180	117	—	17,190
Transaction and severance costs	—	41	—	—	41
Total operating costs and expenses	190,207	25,646	14,569	(9,601)	220,821
Operating income (loss)	50,781	(5,136)	(958)	—	44,687
Equity in earnings (loss) in affiliates	(7,769)	—	—	7,769	—
Interest expense (income)	16,737	633	129	—	17,499
Income (loss) before income taxes	26,275	(5,769)	(1,087)	7,769	27,188
Income tax expense (benefit)	11,533	1,328	(415)	—	12,446
Net income (loss)	$14,742	$(7,097)	$(672)	$7,769	$14,742

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,642)	$—	$(1,642)	$1,642	$(1,642)
Total components of other comprehensive income (loss), net of tax	(1,642)	—	(1,642)	1,642	(1,642)
Comprehensive income (loss)	$13,100	$(7,097)	$(2,314)	$9,411	$13,100

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 44 Day Period Ended March 30, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$60,896	$55	$1,326	$—	$62,277
Entertainment and merchandise sales	76,538	—	2,075	—	78,613
Total company store sales	137,434	55	3,401	—	140,890
Franchise fees and royalties	335	351	—	—	686
International Association assessments and other fees	294	4,336	7,483	(12,113)	—
Total revenues	138,063	4,742	10,884	(12,113)	141,576
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	15,347	(16)	366	—	15,697
Cost of entertainment and merchandise	4,733	(7)	124	(20)	4,830
Total cost of food, beverage, entertainment and merchandise	20,080	(23)	490	(20)	20,527
Labor expenses	31,061	—	887	—	31,948
Depreciation and amortization	18,118	—	357	—	18,475
Rent expense	7,456	—	254	—	7,710
Other store operating expenses	20,184	3	537	(4,085)	16,639
Total company store operating costs	96,899	(20)	2,525	(4,105)	95,299
Advertising expense	7,579	(17)	5,041	(7,466)	5,137
General and administrative expenses	3,132	4,059	179	(542)	6,828
Transaction and severance costs	31,679	6,000	—	—	37,679
Total operating costs and expenses	139,289	10,022	7,745	(12,113)	144,943
Operating income (loss)	(1,226)	(5,280)	3,139	—	(3,367)
Equity in earnings (loss) in affiliates	1,483	—	—	(1,483)	—
Interest expense (income)	8,614	3,342	87	—	12,043
Income (loss) before income taxes	(8,357)	(8,622)	3,052	(1,483)	(15,410)
Income tax expense (benefit)	5,515	(7,961)	908	—	(1,538)
Net income (loss)	$(13,872)	$(661)	$2,144	$(1,483)	$(13,872)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(112)	$—	$(112)	$112	$(112)
Total components of other comprehensive income (loss), net of tax	(112)	—	(112)	112	(112)
Comprehensive income (loss)	$(13,984)	$(661)	$2,032	$(1,371)	$(13,984)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$49,803	$32	$1,062	$—	$50,897
Entertainment and merchandise sales	61,082	—	1,577	—	62,659
Total company store sales	110,885	32	2,639	—	113,556
Franchise fees and royalties	353	334	—	—	687
International Association assessments and other fees	—	4,558	6,095	(10,653)	—
Total revenues	111,238	4,924	8,734	(10,653)	114,243
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	11,924	25	336	—	12,285
Cost of entertainment and merchandise	3,618	—	131	(20)	3,729
Total cost of food, beverage, entertainment and merchandise	15,542	25	467	(20)	16,014
Labor expenses	31,107	—	891	—	31,998
Depreciation and amortization	9,430	—	303	—	9,733
Rent expense	11,962	—	403	—	12,365
Other store operating expenses	20,193	(44)	(82)	(4,307)	15,760
Total company store operating costs	88,234	(19)	1,982	(4,327)	85,870
Advertising expense	6,144	17	5,853	(6,111)	5,903
General and administrative expenses	4,124	3,863	191	(215)	7,963
Transaction and severance costs	1,800	9,834	—	—	11,634
Total operating costs and expenses	100,302	13,695	8,026	(10,653)	111,370
Operating income (loss)	10,936	(8,771)	708	—	2,873
Equity in earnings (loss) in affiliates	(4,523)	—	—	4,523	—
Interest expense (income)	1,822	(771)	100	—	1,151
Income (loss) before income taxes	4,591	(8,000)	608	4,523	1,722
Income tax expense (benefit)	3,887	(3,040)	171	—	1,018
Net income (loss)	$704	$(4,960)	$437	$4,523	$704

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(541)	$—	$(541)	$541	$(541)
Total components of other comprehensive income (loss), net of tax	(541)	—	(541)	541	(541)
Comprehensive income (loss)	$163	$(4,960)	$(104)	$5,064	$163

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$53,409	$2,476	$4,663	$—	$60,548

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)	—	—	—	(663)
Intercompany note	(96)	2,500	—	(2,404)	—
Purchases of property and equipment	(14,451)	(1,023)	(635)	—	(16,109)
Proceeds from sale of property and equipment	97	—	—	—	97
Development of internal use software	—	(185)	—	—	(185)
Cash flows provided by (used in) investing activities	(15,113)	1,292	(635)	(2,404)	(16,860)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Repayments on note payable	—	(11)	—	—	(11)
Intercompany note	—	96	(2,500)	2,404	—
Payments on capital lease obligations	(100)	—	—	—	(100)
Payments on sale leaseback transactions	(386)	—	—	—	(386)
Cash flows provided by (used in) financing activities	(2,386)	85	(2,500)	2,404	(2,397)
Effect of foreign exchange rate changes on cash	—	—	(661)	—	(661)

Change in cash and cash equivalents	35,910	3,853	867	—	40,630
Cash and cash equivalents at beginning of period	97,020	6,427	7,547	—	110,994
Cash and cash equivalents at end of period	$132,930	$10,280	$8,414	$—	$151,624

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 44 Day Period Ended March 30, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$17,463	$723	$(202)	$—	$17,984

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)	—	—	—	(946,898)
Intercompany note	—	348,969	—	(348,969)	—
Purchases of property and equipment	(4,683)	(1,762)	(56)	—	(6,501)
Proceeds from sale of property and equipment	—	98	—	—	98
Cash flows provided by (used in) investing activities	(951,581)	347,305	(56)	(348,969)	(953,301)

Cash flows from financing activities:
Proceeds from secured credit facilities, net of original issue discount	756,200	—	—	—	756,200
Proceeds from senior notes	255,000	—	—	—	255,000
Repayment of Predecessor Facility	—	(348,000)	—	—	(348,000)
Intercompany note	(346,628)	384	(2,725)	348,969	—
Payment of debt financing costs	(27,575)	—	—	—	(27,575)
Payments on capital lease obligations	(26)	—	—	—	(26)
Dividends paid	(890)	—	—	—	(890)
Excess tax benefit realized from stock-based compensation	5,043	—	—	—	5,043
Equity contribution	350,000	—	—	—	350,000
Cash flows provided by (used in) financing activities	991,124	(347,616)	(2,725)	348,969	989,752
Effect of foreign exchange rate changes on cash	—	—	(59)	—	(59)

Change in cash and cash equivalents	57,006	412	(3,042)	—	54,376
Cash and cash equivalents at beginning of period	6,653	120	12,411	—	19,184
Cash and cash equivalents at end of period	$63,659	$532	$9,369	$—	$73,560

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this Periodic Report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015. Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Presentation of Non-GAAP Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
In the following MD&A, we have presented the results of operations and cash flows separately for the three months ended March 29, 2015 (the “Successor 2015 period”), the 44 day period ended March 30, 2014 (the “Successor 2014 period”), and the 47 day period ended February 14, 2014 (the “Predecessor 2014 period”). The Successor and Predecessor periods have been demarcated by a solid black line.
First Quarter 2015 Overview:

•	Total revenues of $265.5 million in the Successor 2015 period compared to total revenues of $141.6 million in the Successor 2014 period and $114.2 million in the Predecessor 2014 period.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $80.7 million for the three months ended March 29, 2015 compared to $57.2 million for the Successor 2014 period and $25.0 million for the Predecessor 2014 period. For our definition of Adjusted EBITDA and a reconciliation of Net income (loss) to Adjusted EBITDA, see “Presentation of Non-GAAP Measures.”

•	Net income of $14.7 million in the Successor 2015 period compared to a net loss of $13.9 million in the Successor 2014 period and net income of $0.7 million in the Predecessor 2014 period.

•
Cash provided by operations was $60.5 million for the Successor 2015 period compared to $18.0 million for the Successor 2014 period and $22.3 million for the Predecessor 2014 period. The increase in the Successor 2015 period was primarily driven by transaction and severance costs incurred in 2014 in connection with the Merger.

Overview of Operations
We currently operate and franchise family dining and entertainment centers under the names “Chuck E. Cheese’s” and “Peter Piper Pizza” in 47 states and 11 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. Our family leisure offerings include video games, skill games, rides, musical and comical shows and other attractions along with tokens, tickets and prizes for kids. Our wholesome family dining offerings are centered on made-to-order pizzas, salads, sandwiches, wings, appetizers, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
Number of Company-owned stores:
Beginning of period	559	522
New (1)	2	1
Acquired from franchisee	—	—
Closed (1)	(1)	(1)
End of period	560	522
Number of franchised stores:
Beginning of period	172	55
New	3	—
Acquired from franchisee	—	—
Closed	—	—
End of period	175	55
Total number of stores:
Beginning of period	731	577
New	5	1
Acquired from franchisee	—	—
Closed	(1)	(1)
End of period	735	577
 __________________

(1)	During both the three months ended March 29, 2015 and 2014, the number of new and closed Company owned stores included one store that was relocated.
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

“Cost of food and beverage” and “Cost of entertainment and merchandise,” as a percentage of Company store sales, are influenced both by the cost of products and by the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
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

Fiscal year
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except during a 53 week year when the fourth quarter has 14 weeks. Our 2015 and 2014 fiscal years consist of 53 weeks and 52 weeks, respectively.
Results of Operations
Our results of operations for the three months ended March 29, 2015 includes results from the acquired PPP. As PPP was acquired on October 16, 2014, their results are not included in the prior year Successor or Predecessor periods. The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Three Months Ended		For the 44 Day Period Ended		For the 47 Day Period Ended
	March 29, 2015		March 30, 2014		February 14, 2014
	Successor				Predecessor
	(in thousands, except percentages)
Food and beverage sales	$116,537	44.6%	$62,277	44.2%	$50,897	44.8%
Entertainment and merchandise sales	144,744	55.4%	78,613	55.8%	62,659	55.2%
Total company store sales	$261,281	100.0%	$140,890	100.0%	$113,556	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended		For the 44 Day Period Ended		For the 47 Day Period Ended
	March 29, 2015		March 30, 2014		February 14, 2014
	Successor				Predecessor
	(in thousands, except percentages)
Total company store sales	$261,281	98.4%	$140,890	99.5%	$113,556	99.4%
Franchise fees and royalties	4,227	1.6%	686	0.5%	687	0.6%
Total revenues	265,508	100.0%	141,576	100.0%	114,243	100.0%
Company store operating costs:
Cost of food and beverage(1)	29,225	25.1%	15,697	25.2%	12,285	24.1%
Cost of entertainment and merchandise(2)	8,522	5.9%	4,830	6.1%	3,729	6.0%
Total cost of food, beverage, entertainment and merchandise(3)	37,747	14.4%	20,527	14.6%	16,014	14.1%
Labor expenses(3)	67,173	25.7%	31,948	22.7%	31,998	28.2%
Depreciation and amortization(3)	29,241	11.2%	18,475	13.1%	9,733	8.6%
Rent expense(3)	24,458	9.4%	7,710	5.5%	12,365	10.9%
Other store operating expenses(3)	33,519	12.8%	16,639	11.8%	15,760	13.9%
Total company store operating costs(3)	192,138	73.5%	95,299	67.6%	85,870	75.6%
Other costs and expenses:
Advertising expense	11,452	4.3%	5,137	3.6%	5,903	5.2%
General and administrative expenses	17,190	6.5%	6,828	4.8%	7,963	7.0%
Transaction and severance costs	41	—%	37,679	26.6%	11,634	10.2%
Total operating costs and expenses	220,821	83.2%	144,943	102.4%	111,370	97.5%
Operating income (loss)	44,687	16.8%	(3,367)	(2.4)%	2,873	2.5%
Interest expense	17,499	6.6%	12,043	8.5%	1,151	1.0%
Income (loss) before income taxes	$27,188	10.2%	$(15,410)	(10.9)%	$1,722	1.5%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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
Successor 2015 Period Compared to Successor 2014 Period and Predecessor 2014 Period
Revenues
Total company store sales were $261.3 million in the Successor 2015 period, compared to $140.9 million in the Successor 2014 period and $113.6 million in the Predecessor 2014 period. Total company store sales in the Successor 2015 period reflect revenues from Peter Piper branded stores of $16.4 million. Total company store sales in the Successor 2015 period reflect a 5.0% decrease in comparable store sales when compared to the Successor 2014 Period and Predecessor 2014 period. Comparable store sales exclude PPP Company-owned stores as we have operated them for less than 12 months. The PPP Company-owned stores have achieved comparable store sales growth for PPP’s comparable store base of 32 Company-owned stores. Comparable store sales growth for PPP for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 was 6.8%.

Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 14.4% in the Successor 2015 period, 14.6% in the Successor 2014 period and 14.1% in the Predecessor 2014 period. The Successor 2015 period reflects a decrease in cheese prices offset by increases in other commodity costs, as well as the addition of PPP company-owned stores which have a higher cost margin than our existing Chuck E. Cheese’s company-owned stores.
Labor expenses, as a percentage of Total company store sales, were 25.7% in the Successor 2015 period, 22.7% in the Successor 2014 period and 28.2% in the Predecessor 2014 period. The Successor 2015 period reflects an increase in minimum wage rates in certain states over the past year.
Depreciation and amortization was $29.2 million in the Successor 2015 period, $18.5 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. The increase in depreciation and amortization in the Successor 2015 period and the Successor 2014 period is primarily due to a higher basis in our property, plant and equipment from the acquisition method of accounting as a result of the Merger.
Rent expense was $24.5 million in the Successor 2015 period, $7.7 million in the Successor 2014 period and $12.4 million in the Predecessor 2014 period. The increase in rent expense in the Successor 2015 period is primarily due to an increase in non-cash rent expense as a result of the acquisition method of accounting and an increase in cash rent from new store development, expansions of existing stores and new stores acquired in the PPP Acquisition.
Advertising Expense
Advertising expense was $11.5 million in the Successor 2015 period, $5.1 million in the Successor 2014 period and $5.9 million in the Predecessor 2014 period. As a percentage of Total revenues, advertising expense was 4.3%, 3.6%, and 5.2%, respectively, in the Successor 2015 period, Successor 2014 period and Predecessor 2014 period. The Successor 2015 period reflects an increase in advertising expenses related to the PPP business.
General and administrative expenses
General and administrative expenses were $17.2 million in the Successor 2015 period, $6.8 million in the Successor 2014 period and $8.0 million in the Predecessor 2014 period. As a percentage of Total Company sales, general and administrative expenses were 6.5%, 4.8%, and 7.0%, respectively in the Successor 2015 period, Successor 2014 period and Predecessor 2014 period. The increase general and administrative expenses in the Successor 2015 period is primarily due to an increase in legal fees related to Merger-related litigation and additional general and administrative expenses related to the PPP business.
Transaction and Severance Costs
Transaction and severance costs were less than $0.1 million in the Successor 2015 period, $37.7 million in the Successor 2014 period and $11.6 million in the Predecessor 2014 period. The Transaction and severance costs in the Successor 2014 period include transaction costs of $31.7 million related to the Merger and employee benefits of $6.0 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction and severance costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger.
Interest Expense
Interest expense was $17.5 million in the Successor 2015 period, $12.0 million in the Successor 2014 period and $1.2 million in the Predecessor 2014 period. Interest expense for the Successor 2015 and 2014 periods includes amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, and commitment and other fees related to our Secured Credit Facilities. Interest expense for the Successor 2015 period also includes interest of $2.8 million related to the Sale Leaseback. Our weighted average effective interest rate was 5.5% in the Successor 2015 period and 9.3% in the Successor 2014 period. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective interest rate would have been 5.4% for the Successor 2014 period.
Income Taxes
Our effective income tax rate was 45.8% in the Successor 2015 period, 10.0% in the Successor 2014 period and 59.1% in the Predecessor 2014 period. Our effective tax rates differ from the statutory tax rate primarily due to the unfavorable impact of non-deductible costs related to the Merger, including costs related to Merger-related litigation.

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
Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Successor		Predecessor
	Three months ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands)
Net cash provided by operating activities	$60,548	$17,984	$22,314
Net cash used in investing activities	(16,860)	(953,301)	(9,659)
Net cash provided by (used in) financing activities	(2,397)	989,752	(13,844)
Effect of foreign exchange rate changes on cash	(661)	(59)	(313)
Change in cash and cash equivalents	$40,630	$54,376	$(1,502)
Interest paid	$21,734	$5,394	$938
Income taxes paid (refunded), net	$183	$(1,633)	$(79)

	Successor
	March 29, 2015	December 28, 2014
	(in thousands)
Cash and cash equivalents	$151,624	$110,994
Term loan facility, net of unamortized original issue discount	$751,108	$752,873
Senior notes	$255,000	$255,000
Note payable	$102	$113
Available unused commitments under revolving credit facility	$139,100	$139,100
Our cash and cash equivalents totaled $151.6 million and $111.0 million as of March 29, 2015 and December 28, 2014, respectively. The cash and cash equivalents balance at March 29, 2015 and December 28, 2014 includes some of the remaining proceeds from the Sale Leaseback that were not used to source the PPP Acquisition. Cash and cash equivalents as of March 29, 2015 and December 28, 2014 includes $7.9 million and $7.3 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Successor 2015 Period Compared to Successor 2014 Period and Predecessor 2014 period
Net cash provided by operating activities was $60.5 million in the Successor 2015 period, $18.0 million in the Successor 2014 period and $22.3 million in the Predecessor 2014 period. The Successor 2014 period reflects the impact of transaction and severance costs that were expensed in connection with the Merger, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities in the Predecessor 2014 period reflects the impact of transaction costs expensed in connection with the Merger.
Net cash used in investing activities was $16.9 million in the Successor 2015 period, $953.3 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. The net cash used in investing activities in the Successor 2014 period relates primarily to consideration paid in connection with the Merger of $946.9 million.
Net cash provided by (used in) financing activities was $(2.4) million in the Successor 2015 period, $989.8 million in the Successor 2014 period and $(13.8) million in the Predecessor 2014 period. The cash provided by financing activities in the Successor 2014 period relates primarily to the proceeds from the issuance of debt of $1,011.2 million and the Apollo equity contribution of $350.0 million in connection with the Merger, partially offset by the repayment of the Predecessor facility of $348.0 million.
Debt Financing
Secured Credit Facilities
Our senior secured credit facilities (“Secured Credit Facilities”) include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the balance paid at maturity. As of both March 29, 2015 and December 28, 2014, we had no borrowings outstanding under the revolving credit facility, and we had $10.9 million of letters of credit issued but undrawn under the facility.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
On February 14, 2014, we received proceeds on the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Deferred financing costs, net” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The applicable margin for borrowings is 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. During the three months ended March 29, 2015, the federal funds rate ranged from 0.06% to 0.13%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.18%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.375% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the three months ended March 29, 2015 and 4.7% for the 44 day period ended March 30, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of March 29, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.

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
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests will consist of a first priority lien with respect to the collateral.
Senior Unsecured Debt
Our Senior Unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) bearing interest at a rate of 8.000% per year and mature on February 15, 2022. The senior notes are registered under the Securities Act, they do not bear legends restricting their transfer and they are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During the first quarter of 2015, we completed 43 game enhancements, one major remodel and one store expansion, and we opened two new domestic Company-owned Chuck E. Cheese’s stores, including one relocated store. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first quarter of 2015 totaled approximately $16.3 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Successor		Predecessor
	Three months ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands)
Growth capital spend (1)	$7,590	$2,011	$5,102
Maintenance capital spend (2)	8,461	4,490	4,608
IT capital spend	230	—	—
Total Capital Spend	$16,281	$6,501	$9,710
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2015 will total $95 million to $105 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $18 million for investments in one-time information technology initiatives, which include adding Wi-Fi to all of our stores, enhancing our birthday reservation system, and introducing new labor and inventory management systems; and (iii) approximately $47 million to $57 million for various growth initiatives. We currently expect to open an additional four to 9 new Company-owned Chuck E. Cheese’s and PPP stores, relocate one Company-owned store and expand two Company-owned stores in the remainder of 2015. In addition to store openings, relocations and expansions, we expect to increase the number of stores undergoing major remodels and receiving major attractions. We are increasing the number of store remodel projects as part of an effort to re-launch Chuck E. Cheese’s to an entire regional market. We expect to fund our capital expenditures through cash flows from operations and cash on the balance sheet.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 29, 2015, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015.
See further discussion of our indebtedness and future debt obligations in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. There have been no other material changes to our contractual obligations since December 28, 2014.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015. As of March 29, 2015, there has been no material change to the information concerning our critical accounting policies and estimates.
Recently Issued Accounting Guidance
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Periodic Report for a description of recently issued accounting guidance.

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
Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. Adjusted EBITDA should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

	Successor		Predecessor
	Three months ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	March 29, 2015	March 30, 2014	February 14, 2014
	(in thousands)
Total revenues	$265,508	$141,576	$114,243
Net income (loss) as reported	$14,742	$(13,872)	$704
Interest expense	17,499	12,043	1,151
Income tax expense (benefit)	12,446	(1,538)	1,018
Depreciation and amortization	30,398	18,672	9,883
Non-cash impairments, gain or loss on disposal (1)	1,244	974	294
Non-cash stock-based compensation (2)	391	—	12,639
Rent expense book to cash (3)	2,211	2,440	(1,190)
Franchise revenue, net cash received (4)	(65)	—	—
Impact of purchase accounting (5)	232	194	—
Store pre-opening costs (6)	244	129	131
One-time items (7)	1,351	37,873	(165)
Cost savings initiatives (8)	—	308	502
Adjusted EBITDA	$80,693	$57,223	$24,967
Adjusted EBITDA as a percent of total revenues	30.4%	40.4%	21.9%
__________________

(1)	Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets and (ii) gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger; (ii) severance expense and executive termination benefits; (iii) employee and other legal claims and settlements; (iv) sales and use tax refunds; (v) miscellaneous professional fees and (vi) certain insurance recoveries relating to prior year expense.

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

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Changes in consumer discretionary spending;

•	Impacts on our business and financial results from economic uncertainty in the United States and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues;

•	Expansion in international markets;

•	Our ability to successfully integrate the operations of companies we acquired;

•	Our ability to generate sufficient cash flow to meet our debt service payments;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies;

•	Changes in consumers’ health, nutrition and dietary preferences;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Existence or occurrence of certain public health issues;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate; and

•	Litigation risks associated with our merger.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of March 29, 2015 of $754.3 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014 the average cost of a block of cheese was $1.66, $2.47 and $2.43, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.4 million, $0.2 million and $0.3 million for the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014, respectively. For the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014 the average cost of dough per pound was $0.49, $0.50 and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million, $0.1 million and $0.1 million for the three months ended March 29, 2015, the 44 day period ended March 30, 2014 and the 47 day period ended February 14, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the three months ended March 29, 2015 our Canadian stores generated $0.3 million of operating income compared to our consolidated operating income of $44.7 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended March 29, 2015 were $0.782 and $0.862, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended March 29, 2015 would have decreased our reported consolidated operating results by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 29, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 7 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Periodic Report for a discussion of our legal proceedings.
ITEM 1A. Risk Factors.
We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, filed with the SEC on March 5, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE.

ITEM 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

CEC ENTERTAINMENT, INC.

May 11, 2015	By:	/s/ Temple H. Weiss
Temple H. Weiss
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

May 11, 2015		/s/ Laurie E. Priest
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