Form 10-Q
period 2015-06-28
CEC ENTERTAINMENT INC
filed 2015-08-04
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-13687
____________________________________
CEC ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
____________________________________

Kansas (State or other jurisdiction of incorporation or organization)	48-0905805 (IRS Employer Identification No.)

1707 Market Place Blvd Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at June 28, 2015 and December 28, 2014 (Successor)	3

Consolidated Statements of Earnings for the three months ended June 28, 2015 and June 29, 2014, the six months ended June 28, 2015 and the 135 day period ended June 29, 2015 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 28, 2015 and June 29, 2014, the six months ended June 28, 2015 and the 135 day period ended June 29, 2015 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	6

Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and the 135 day period ended June 29, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor)	7

Notes to Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4. Controls and Procedures	45

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	46

ITEM 1A. Risk Factors	46

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 6. Exhibits	47

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	Successor
	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$132,355	$110,994
Accounts receivable	16,720	18,835
Inventories	20,651	18,979
Prepaid expenses	22,858	20,894
Deferred tax asset	3,943	3,943
Total current assets	196,527	173,645
Property and equipment, net	657,086	681,972
Goodwill	483,983	483,444
Intangible assets, net	490,200	491,400
Deferred financing costs, net	22,084	24,087
Other noncurrent assets	12,675	9,595
Total assets	$1,862,555	$1,864,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,548	$9,545
Capital lease obligations, current portion	402	408
Accounts payable	44,545	43,633
Accrued expenses	43,177	35,561
Unearned revenues	10,761	8,906
Accrued interest	16,021	16,152
Other current liabilities	2,989	2,990
Total current liabilities	127,443	117,195
Capital lease obligations, less current portion	15,269	15,476
Bank indebtedness and other long-term debt, less current portion	994,887	998,441
Deferred tax liability	208,686	222,915
Accrued insurance	9,675	12,146
Other noncurrent liabilities	209,448	205,384
Total liabilities	1,565,408	1,571,557
Stockholders’ equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of June 28, 2015 and December 28, 2014	—	—
Capital in excess of par value	356,163	355,587
Retained earnings (deficit)	(57,238)	(62,088)
Accumulated other comprehensive income (loss)	(1,778)	(913)
Total stockholders’ equity	297,147	292,586
Total liabilities and stockholders’ equity	$1,862,555	$1,864,143

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014
REVENUES:
Food and beverage sales	$94,145	$79,649
Entertainment and merchandise sales	113,861	105,651
Total company store sales	208,006	185,300
Franchise fees and royalties	4,073	1,274
Total revenues	212,079	186,574
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	23,951	20,386
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,015	5,927
Total cost of food, beverage, entertainment and merchandise	30,966	26,313
Labor expenses	59,234	54,747
Depreciation and amortization	28,970	34,044
Rent expense	24,260	22,715
Other store operating expenses	35,330	32,339
Total company store operating costs	178,760	170,158
Other costs and expenses:
Advertising expense	14,596	9,551
General and administrative expenses	18,973	11,928
Transaction and severance costs	(62)	(158)
Total operating costs and expenses	212,267	191,479
Operating income (loss)	(188)	(4,905)
Interest expense	17,324	15,239
Income (loss) before income taxes	(17,512)	(20,144)
Income tax expense (benefit)	(7,620)	(7,360)
Net income (loss)	$(9,892)	$(12,784)
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
REVENUES:
Food and beverage sales	$210,681	$141,926	$50,897
Entertainment and merchandise sales	258,605	184,264	62,659
Total company store sales	469,286	326,190	113,556
Franchise fees and royalties	8,300	1,960	687
Total revenues	477,586	328,150	114,243
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	53,176	36,083	12,285
Cost of entertainment and merchandise (exclusive of items shown separately below)	15,537	10,757	3,729
Total cost of food, beverage, entertainment and merchandise	68,713	46,840	16,014
Labor expenses	126,407	86,695	31,998
Depreciation and amortization	58,211	52,519	9,733
Rent expense	48,719	30,425	12,365
Other store operating expenses	68,848	48,978	15,760
Total company store operating costs	370,898	265,457	85,870
Other costs and expenses:
Advertising expense	26,048	14,688	5,903
General and administrative expenses	36,060	18,756	7,963
Transaction and severance costs	82	37,521	11,634
Total operating costs and expenses	433,088	336,422	111,370
Operating income (loss)	44,498	(8,272)	2,873
Interest expense	34,822	27,282	1,151
Income (loss) before income taxes	9,676	(35,554)	1,722
Income tax expense (benefit)	4,826	(8,898)	1,018
Net income (loss)	$4,850	$(26,656)	$704
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014
Net income (loss)	$(9,892)	$(12,784)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	777	613
Total components of other comprehensive income (loss), net of tax	777	613
Comprehensive income (loss)	$(9,115)	$(12,171)

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
Net income (loss)	$4,850	$(26,656)	$704
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(865)	501	(541)
Total components of other comprehensive income (loss), net of tax	(865)	501	(541)
Comprehensive income (loss)	$3,985	$(26,155)	$163

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,850	$(26,656)	$704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,248	53,240	9,883
Deferred income taxes	(11,909)	(13,151)	(1,785)
Stock-based compensation expense	570	—	12,225
Amortization of lease-related intangibles and liabilities, net	61	182	(356)
Amortization of original issue discount and deferred financing costs	2,273	1,689	58
Loss on asset disposals, net	3,042	2,551	294
Non-cash rent expense	4,289	2,845	(916)
Other adjustments	(494)	122	144
Changes in operating assets and liabilities:
Accounts receivable	416	(1,144)	1,503
Inventories	(219)	2,735	(2,472)
Prepaid expenses	(4,568)	(2,271)	2,656
Accounts payable	547	(15,480)	(270)
Accrued expenses	2,181	2,423	(2,403)
Unearned revenues	1,860	(1,221)	349
Accrued interest	(2)	9,023	152
Income taxes payable	3,569	(1,585)	2,898
Deferred landlord contributions	657	3,529	(350)
Net cash provided by operating activities	67,371	16,831	22,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	—	(946,898)	—
Acquisition of Peter Piper Pizza	(663)	—	—
Purchases of property and equipment	(38,628)	(22,558)	(9,710)
Acquisition of franchisee	—	(1,529)	—
Development of internal use software	(1,571)	—	—
Other investing activities	82	241	51
Net cash used in investing activities	(40,780)	(970,744)	(9,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	—	756,200	—
Proceeds from senior notes	—	255,000	—
Repayment of Predecessor Facility	—	(348,000)	—
Repayments on senior term loan	(3,800)	—	—
Repayments on note payable	(22)	—	—
Net repayments on revolving credit facility	—	—	(13,500)
Payment of debt financing costs	—	(27,575)	—
Payments on capital lease obligations	(209)	(111)	(164)
Payments on sale leaseback obligations	(771)	—	—
Dividends paid	—	(890)	(38)
Excess tax benefit realized from stock-based compensation	—	5,043	—
Restricted stock returned for payment of taxes	—	—	(142)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Equity contribution	—	350,000	—
Net cash provided by (used in) financing activities	(4,802)	989,667	(13,844)
Effect of foreign exchange rate changes on cash	(428)	233	(313)
Change in cash and cash equivalents	21,361	35,987	(1,502)
Cash and cash equivalents at beginning of period	110,994	19,184	20,686
Cash and cash equivalents at end of period	$132,355	$55,171	$19,184

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$32,610	$16,800	$938
Income taxes paid (refunded), net	$13,180	$794	$(79)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,922	$4,888	$3,605
Dividends payable	$—	$—	$890

__________________

(1)	The 135 day period ended June 29, 2014 includes $4.9 million of debt issuance costs and interest expense related to the bridge loan.
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
Basis of Presentation
The accompanying interim Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the merger of Q Merger Sub Inc., a Kansas corporation (“Merger Sub”) controlled by Apollo with and into CEC Entertainment on February 14, 2014 (the “Merger”). The Predecessor and Successor periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. For the purpose of presentation and disclosure, all references to the “Predecessor” relate to CEC Entertainment and its subsidiaries for periods prior to the Merger. All references to the “Successor” relate to CEC Entertainment and its subsidiaries, after giving effect to the Merger, for periods subsequent to the Merger. References to “CEC Entertainment,” the “Company,” “we,” “us” and “our” relate to the Predecessor for periods prior to the Merger and to the Successor for periods subsequent to the Merger.
In connection with our sale leaseback transaction that occurred in August 2014, the Company assigned a portion of its rights in the resulting purchase and sale agreement to a newly formed special purpose entity, a variable interest entity (“VIE”), created by a Qualified Intermediary to facilitate a like-kind exchange pursuant to Internal Revenue Code Section 1031. The assignment resulted in $12.1 million of the sales proceeds from the transaction being received by the VIE. We included the VIE in our Consolidated Financial Statements for the fiscal year ended December 28, 2014. In February 2015, we acquired the VIE, along with its capital improvements and remaining cash balance. The assets, liabilities and operating results of the acquired VIE are not material to our Consolidated Financial Statements.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.1 million for the six months ended June 28, 2015, $0.9 million for the 135 day period ended June 29, 2014 and $0.4 million for the 47 day period ended February 14, 2014.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of June 28, 2015 and for the six months ended June 28, 2015, the 135 day period ended June 29, 2014, the 47 day period ended February 14, 2014, and the three months ended June 28, 2015 and June 29, 2014 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. As of June 28, 2015, we have $22.1 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
In July 2015, the FASB deferred the effective date for ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendment is now effective for annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
Note 2. Acquisition of Peter Piper Pizza:
In October 2014, the Company acquired Peter Piper Pizza (“PPP”), a leading pizza and entertainment restaurant chain operating in the southwestern United States and Mexico, for aggregate consideration paid of $113.1 million, net of cash acquired. During the six months ended June 28, 2015, the Company made certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests and the valuation of PPP’s tradename that resulted in a net increase to goodwill of $0.5 million.
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

The measurement period adjustments did not have a significant impact on our consolidated statements of earnings for the six months ended June 28, 2015. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of December 28, 2014. Therefore, we have not retrospectively adjusted this financial information.
3. Property and Equipment:
Total depreciation and amortization expense related to property and equipment was $29.8 million and $34.5 million for the three months ended June 28, 2015 and June 29, 2014, respectively, of which $0.9 million and $0.5 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the three months ended June 28, 2015 and June 29, 2014, includes approximately $0.5 million and $0.2 million, respectively, related to the amortization of franchise agreements (see Note 4. “Goodwill and Intangible Assets, Net”).
Total depreciation and amortization expense related to property and equipment was $60.2 million, $53.2 million, and $9.9 million for the six months ended June 28, 2015, the 135 day period ended June 29, 2014 and the 47 day period ended February 14, 2014, respectively, of which $2.0 million, $0.7 million and $0.2 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the six months ended June 28, 2015 and the 135 day period ended June 29, 2014 includes approximately $1.0 million and $0.3 million, respectively, related to the amortization of franchise agreements (see Note 4. “Goodwill and Intangible Assets, Net”).

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the six months ended June 28, 2015 (in thousands):

Successor
Balance at December 28, 2014	$483,444
Additions (1)	539
Balance at June 28, 2015	$483,983
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

The following table presents our indefinite and definite-lived intangible assets at June 28, 2015:

	Successor
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000
Peter Piper Pizza tradename (1) (2)	Indefinite	26,700	—	26,700
Favorable lease agreements (2)	10	14,880	(2,633)	12,247
Franchise agreements	25	53,300	(2,047)	51,253
		$494,880	$(4,680)	$490,200
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

(2)
In the first quarter of 2015 we recorded adjustments related to the valuation of the PPP tradename and the valuation of the favorable lease agreements intangible asset of $1.9 million and $(1.1) million, respectively, recorded in connection with the PPP Acquisition. See Note 2 “Acquisition of Peter Piper Pizza” for a discussion of these adjustments.

Amortization expense related to favorable lease agreements was $1.0 million for the six months ended June 28, 2015, $0.7 million for the 135 day period ended June 29, 2014, $0.5 million for the second quarter of 2015, and $0.5 million for the second quarter of 2014 and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $1.0 million for the six months ended June 28, 2015, $0.3 million for the 135 day period ended June 29, 2014, $0.5 million for the second quarter of 2015, and $0.2 million for the second quarter of 2014, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Acquisition, we did not incur any amortization expense related to favorable lease agreements or franchise agreements for the 47 day period ended February 14, 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor
	June 28, 2015	December 28, 2014
	(in thousands)
Term loan facility	$752,400	$756,200
Revolving credit facility	—	—
Senior notes	255,000	255,000
Note payable	91	113
Total debt outstanding	1,007,491	1,011,313
Less:
Unamortized original issue discount	(3,056)	(3,327)
Current portion	(9,548)	(9,545)
Bank indebtedness and other long-term debt, less current portion	$994,887	$998,441
We were in compliance with the debt covenants in effect as of June 28, 2015 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
As of June 28, 2015, we had $752.4 million (excluding the original issue discount) outstanding under the Term loan facility, no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn. The Secured Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the Term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. During the six months ended June 28, 2015, the federal funds rate ranged from 0.06% to 0.14%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.19%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the six months ended June 28, 2015, and 4.8% for the 135 day period ended June 29, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
As of June 28, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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
(Unaudited)

dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the six months ended June 28, 2015 and 8.4% for the 135 day period ended June 29, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Term loan facility(1)	$7,743	$8,626
Senior notes	5,157	5,194
Capital lease obligations	447	459
Sale leaseback obligations	2,783	—
Amortization of debt issuance costs	1,001	1,013
Other	193	(53)
	$17,324	$15,239

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
	(in thousands)
Term loan facility (1)	$15,505	$12,807	$—
Senior notes	10,313	7,477	—
Bridge Loan facility (2)	—	4,943	—
Predecessor Facility	—	—	745
Capital lease obligations	902	612	275
Sale leaseback obligations	5,566	—	—
Amortization of debt issuance costs	2,002	1,486	58
Other	534	(43)	73
	$34,822	$27,282	$1,151
 __________________
(1)    Includes amortization of original issue discount.
(2)    The 135 day period ended June 29, 2014 includes Bridge Loan debt issuance costs of $4.7 million and interest of $0.2 million.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities and senior notes was 5.5% for the six months ended June 28, 2015, and 6.9% for the 135 day period ended June 29, 2014. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.6% for the 135 day period ended June 29, 2014. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014 was 1.6%.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	Successor		Successor
	June 28, 2015		December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$994,887	$989,877	$998,441	$974,084

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our Secured Credit Facilities' term loan and senior notes was determined by using estimated market prices of our outstanding borrowings under our term loan facility and the senior notes, which are classified as Level 2 in the fair value hierarchy.
During the six months ended June 28, 2015, the 135 day period ended June 29, 2014, the 47 day period ended February 14, 2014, and the three months ended June 28, 2015 and June 29, 2014, there were no significant transfers among level 1, 2 or 3 fair value determinations.
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
Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. On May 22, 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. The settlement currently awaits the Court’s approval. The Company has accrued for all probable and reasonably estimable losses associated with this claim. We currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On March 24, 2014, Franchesca Ford and Isabel Rodriguez filed a purported class action lawsuit against the Company in the U.S. District Court, Southern District of California, San Diego Division. The plaintiffs claim to represent other similarly-situated applicants who were subject to pre-employment background checks with the Company in California and across the United States from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

California Consumer Credit Reporting and Investigative Reporting Agencies Act. On September 23, 2014, the Company reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. On July 7, 2015, the Court entered an order preliminarily approving the settlement. The Company has accrued for all probable and reasonably estimable losses associated with this claim. We currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the state of New York during the period October 17, 2008, as well as similarly-situated salaried exempt current and former employees throughout the remainder of the United States during the period October 17, 2011 to the present. The lawsuit alleges that current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. On July 16, 2015, the Court granted conditional certification of a collective group that included only the Assistant Managers and Senior Assistant Managers who worked in the four New York stores where plaintiff worked during his employment with the Company, while permitting plaintiff to obtain further discovery from the Company relating to his original motion. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2012, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On February 26, 2015, the Court overruled the plaintiff’s motion to remand. The Company’s investigation is ongoing. The parties are engaged in discovery. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
On July 21, 2015 a consolidated class action complaint was filed by Twin City Pipe Trades Pension Trust that continued to assert claims against CEC and its former directors; added The Goldman Sachs Group (“Goldman Sachs”) as a defendant; and removed all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company answered the complaint and filed a verified list of stockholders, as required under Kansas law. The parties have completed discovery in the case. Following discovery, the scheduling order contemplates dispositive motion practice, followed thereafter, potentially, by a trial on the merits of the Appraisal Petitioners’ claims. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
8. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014

Federal and state income taxes	$(8,101)	$(6,959)
Foreign income taxes	481	(401)
Income tax expense (benefit)	$(7,620)	$(7,360)
Effective rate	43.5%	36.5%

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014

Federal and state income taxes	$4,074	$(8,492)	$914
Foreign income taxes	752	(406)	104
Income tax expense (benefit)	$4,826	$(8,898)	$1,018
Effective rate	49.9%	25.0%	59.1%
Our effective income tax rate of 49.9% for the six months ended June 28, 2015, 25.0% for the 135 day period ended June 29, 2014, and 59.1% for the 47 day period ended February 14, 2014, differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and Merger related litigation.
Our liability for uncertain tax positions (excluding interest and penalties) was $2.1 million and $1.9 million as of June 28, 2015 and December 28, 2014, respectively, and if recognized would decrease our provision for income taxes by $1.3 million. Within the next twelve months, we could settle or otherwise conclude income tax audits and/or have expiring statutes of limitations. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of June 28, 2015 and December 28, 2014, was $1.7 million and $1.5 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
9. Stock-Based Compensation Arrangements:
The following tables summarize stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Stock-based compensation costs	$180	$—
Portion capitalized as property and equipment (1)	(2)	—
Stock-based compensation expense recognized	$178	$—

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
	(in thousands)
Stock-based compensation costs	$576	$—	$1,117
Portion capitalized as property and equipment (1)	(6)	—	—
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	—	11,108
Stock-based compensation expense recognized	$570	$—	$12,225
Tax benefit recognized from stock-based compensation awards (2)	$—	$5,043	$—
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

(2)
We recorded the $5.0 million tax benefit related to the accelerated vesting of restricted stock awards in the 135 day period ended June 29, 2014, as such tax benefits are deductible for income tax purposes on the Successor tax return for fiscal year 2014.

10. Stockholders’ Equity:
The following table summarizes the changes in stockholders’ equity during the six months ended June 28, 2015:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 29, 2014	200	$—	$355,587	$(62,088)	$(913)	$292,586
Net income (loss)	—	—	—	4,850	—	4,850
Other comprehensive income (loss)	—	—	—	—	(865)	(865)
Stock-based compensation costs	—	—	576	—	—	576
Balance at June 28, 2015	200	$—	$356,163	$(57,238)	$(1,778)	$297,147

11. Consolidating Guarantor Financial Information:
The senior notes issued by CEC Entertainment, Inc. (the “Issuer”) in conjunction with the Merger are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of June 28, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$108,767	$14,776	$8,812	$—	$132,355
Accounts receivable	13,385	2,610	5,212	(4,487)	16,720
Inventories	10,955	9,449	247	—	20,651
Other current assets	19,350	4,391	3,060	—	26,801
Total current assets	152,457	31,226	17,331	(4,487)	196,527
Property and equipment, net	611,905	34,848	10,333	—	657,086
Goodwill	432,462	51,521	—	—	483,983
Intangible assets, net	23,311	466,889	—	—	490,200
Intercompany	138,600	28,533	—	(167,133)	—
Investment in subsidiaries	417,834	—	—	(417,834)	—
Other noncurrent assets	27,702	7,232	(175)	—	34,759
Total assets	$1,804,271	$620,249	$27,489	$(589,454)	$1,862,555
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$48	$—	$—	$9,548
Capital lease obligations, current portion	399	—	3	—	402
Accounts payable and accrued expenses	79,131	25,204	10,169	—	114,504
Other current liabilities	2,989	—	—	—	2,989
Total current liabilities	92,019	25,252	10,172	—	127,443
Capital lease obligations, less current portion	15,194	—	75	—	15,269
Bank indebtedness and other long-term debt, less current portion	994,844	43	—	—	994,887
Deferred tax liability	195,265	13,975	(554)	—	208,686
Intercompany	5	149,448	22,171	(171,624)	—
Other noncurrent liabilities	209,797	9,090	232	4	219,123
Total liabilities	1,507,124	197,808	32,096	(171,620)	1,565,408
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,163	466,114	3,241	(469,355)	356,163
Retained earnings (deficit)	(57,238)	(43,673)	(6,070)	49,743	(57,238)
Accumulated other comprehensive income (loss)	(1,778)	—	(1,778)	1,778	(1,778)
Total stockholders' equity	297,147	422,441	(4,607)	(417,834)	297,147
Total liabilities and stockholders' equity	$1,804,271	$620,249	$27,489	$(589,454)	$1,862,555

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 28, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$81,022	$11,745	$1,378	$—	$94,145
Entertainment and merchandise sales	107,733	3,882	2,246	—	113,861
Total company store sales	188,755	15,627	3,624	—	208,006
Franchise fees and royalties	495	3,578	—	—	4,073
International Association assessments and other fees	227	761	11,351	(12,339)	—
Total revenues	189,477	19,966	14,975	(12,339)	212,079
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	20,330	3,112	509	—	23,951
Cost of entertainment and merchandise	6,707	148	160	—	7,015
Total cost of food, beverage, entertainment and merchandise	27,037	3,260	669	—	30,966
Labor expenses	54,452	3,439	1,343	—	59,234
Depreciation and amortization	27,269	1,174	527	—	28,970
Rent expense	22,285	1,310	665	—	24,260
Other store operating expenses	33,161	2,103	1,054	(988)	35,330
Total company store operating costs	164,204	11,286	4,258	(988)	178,760
Advertising expense	11,995	1,266	12,686	(11,351)	14,596
General and administrative expenses	5,882	12,937	154	—	18,973
Transaction and severance costs	(185)	123	—	—	(62)
Total operating costs and expenses	181,896	25,612	17,098	(12,339)	212,267
Operating income (loss)	7,581	(5,646)	(2,123)	—	(188)
Equity in earnings (loss) in affiliates	(3,036)	—	—	3,036	—
Interest expense (income)	16,568	621	135	—	17,324
Income (loss) before income taxes	(12,023)	(6,267)	(2,258)	3,036	(17,512)
Income tax expense (benefit)	(2,131)	(5,102)	(387)	—	(7,620)
Net income (loss)	$(9,892)	$(1,165)	$(1,871)	$3,036	$(9,892)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$777	$—	$777	$(777)	$777
Total components of other comprehensive income (loss), net of tax	777	—	777	(777)	777
Comprehensive income (loss)	$(9,115)	$(1,165)	$(1,094)	$2,259	$(9,115)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 29, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$77,852	$66	$1,731	$—	$79,649
Entertainment and merchandise sales	102,966	—	2,685	—	105,651
Total company store sales	180,818	66	4,416	—	185,300
Franchise fees and royalties	591	683	—	—	1,274
International Association assessments and other fees	5,206	(2,911)	9,885	(12,180)	—
Total revenues	186,615	(2,162)	14,301	(12,180)	186,574
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	19,784	44	558	—	20,386
Cost of entertainment and merchandise	5,714	(7)	180	40	5,927
Total cost of food, beverage, entertainment and merchandise	25,498	37	738	40	26,313
Labor expenses	53,198	—	1,549	—	54,747
Depreciation and amortization	33,083	—	961	—	34,044
Rent expense	21,940	—	775	—	22,715
Other store operating expenses	32,186	5,617	855	(6,319)	32,339
Total company store operating costs	165,905	5,654	4,878	(6,279)	170,158
Advertising expense	10,158	—	9,253	(9,860)	9,551
General and administrative expenses	(1,112)	7,769	323	4,948	11,928
Transaction and severance costs	(165)	7	—	—	(158)
Total operating costs and expenses	174,786	13,430	14,454	(11,191)	191,479
Operating income (loss)	11,829	(15,592)	(153)	(989)	(4,905)
Equity in earnings (loss) in affiliates	(12,349)	—	—	12,349	—
Interest expense (income)	19,338	(3,266)	156	(989)	15,239
Income (loss) before income taxes	(19,858)	(12,326)	(309)	12,349	(20,144)
Income tax expense (benefit)	(7,074)	—	(286)	—	(7,360)
Net income (loss)	$(12,784)	$(12,326)	$(23)	$12,349	$(12,784)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$613	$—	$613	$(613)	$613
Total components of other comprehensive income (loss), net of tax	613	—	613	(613)	613
Comprehensive income (loss)	$(12,171)	$(12,326)	$590	$11,736	$(12,171)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 28, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$183,407	$24,061	$3,213	$—	$210,681
Entertainment and merchandise sales	245,243	7,992	5,370	—	258,605
Total company store sales	428,650	32,053	8,583	—	469,286
Franchise fees and royalties	1,301	6,999	—	—	8,300
International Association assessments and other fees	512	1,424	20,004	(21,940)	—
Total revenues	430,463	40,476	28,587	(21,940)	477,586
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	45,721	6,355	1,100	—	53,176
Cost of entertainment and merchandise	14,328	901	308	—	15,537
Total cost of food, beverage, entertainment and merchandise	60,049	7,256	1,408	—	68,713
Labor expenses	116,185	7,368	2,854	—	126,407
Depreciation and amortization	54,888	2,288	1,035	—	58,211
Rent expense	44,588	2,805	1,326	—	48,719
Other store operating expenses	64,670	3,933	2,181	(1,936)	68,848
Total company store operating costs	340,380	23,650	8,804	(1,936)	370,898
Advertising expense	21,137	2,324	22,591	(20,004)	26,048
General and administrative expenses	10,776	25,014	270	—	36,060
Transaction and severance costs	(184)	266	—	—	82
Total operating costs and expenses	372,109	51,254	31,665	(21,940)	433,088
Operating income (loss)	58,354	(10,778)	(3,078)	—	44,498
Equity in earnings (loss) in affiliates	(10,798)	—	—	10,798	—
Interest expense (income)	33,304	1,254	264	—	34,822
Income (loss) before income taxes	14,252	(12,032)	(3,342)	10,798	9,676
Income tax expense (benefit)	9,402	(3,774)	(802)	—	4,826
Net income (loss)	$4,850	$(8,258)	$(2,540)	$10,798	$4,850

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(865)	$—	$(865)	$865	$(865)
Total components of other comprehensive income (loss), net of tax	(865)	—	(865)	865	(865)
Comprehensive income (loss)	$3,985	$(8,258)	$(3,405)	$11,663	$3,985

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 135 Day Period Ended June 29, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$138,748	$121	$3,057	$—	$141,926
Entertainment and merchandise sales	179,504	—	4,760	—	184,264
Total company store sales	318,252	121	7,817	—	326,190
Franchise fees and royalties	926	1,034	—	—	1,960
International Association assessments and other fees	5,500	1,424	17,368	(24,292)	—
Total revenues	324,678	2,579	25,185	(24,292)	328,150
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	35,130	29	924	—	36,083
Cost of entertainment and merchandise	10,447	(14)	304	20	10,757
Total cost of food, beverage, entertainment and merchandise	45,577	15	1,228	20	46,840
Labor expenses	84,259	—	2,436	—	86,695
Depreciation and amortization	51,201	—	1,318	—	52,519
Rent expense	29,396	—	1,029	—	30,425
Other store operating expenses	52,370	5,619	1,392	(10,403)	48,978
Total company store operating costs	262,803	5,634	7,403	(10,383)	265,457
Advertising expense	17,735	(17)	14,294	(17,324)	14,688
General and administrative expenses	2,022	11,828	501	4,405	18,756
Transaction and severance costs	31,514	6,007	—	—	37,521
Total operating costs and expenses	314,074	23,452	22,198	(23,302)	336,422
Operating income (loss)	10,604	(20,873)	2,987	(990)	(8,272)
Equity in earnings (loss) in affiliates	(10,866)	—	—	10,866	—
Interest expense (income)	27,952	76	244	(990)	27,282
Income (loss) before income taxes	(28,214)	(20,949)	2,743	10,866	(35,554)
Income tax expense (benefit)	(1,558)	(7,961)	621	—	(8,898)
Net income (loss)	$(26,656)	$(12,988)	$2,122	$10,866	$(26,656)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$501	$—	$501	$(501)	$501
Total components of other comprehensive income (loss), net of tax	501	—	501	(501)	501
Comprehensive income (loss)	$(26,155)	$(12,988)	$2,623	$10,365	$(26,155)

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$50,694	$10,722	$5,955	$—	$67,371

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)	—	—	—	(663)
Intercompany note	67	2,925	—	(2,992)	—
Purchases of property and equipment	(33,679)	(3,613)	(1,336)	—	(38,628)
Development of internal use software	—	(1,571)	—	—	(1,571)
Other investing activities	107	(25)	—	—	82
Cash flows provided by (used in) investing activities	(34,168)	(2,284)	(1,336)	(2,992)	(40,780)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)	—	—	—	(3,800)
Repayments on note payable	—	(22)	—	—	(22)
Intercompany note	—	(67)	(2,925)	2,992	—
Payments on capital lease obligations	(208)	—	(1)	—	(209)
Payments on sale leaseback transactions	(771)	—	—	—	(771)
Cash flows provided by (used in) financing activities	(4,779)	(89)	(2,926)	2,992	(4,802)
Effect of foreign exchange rate changes on cash	—	—	(428)	—	(428)

Change in cash and cash equivalents	11,747	8,349	1,265	—	21,361
Cash and cash equivalents at beginning of period	97,020	6,427	7,547	—	110,994
Cash and cash equivalents at end of period	$108,767	$14,776	$8,812	$—	$132,355

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 135 Day Period Ended June 29, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$16,738	$322	$(229)	$—	$16,831

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)	—	—	—	(946,898)
Acquisition of Franchisee	(1,529)	—	—	—	(1,529)
Intercompany note	—	348,969	—	(348,969)	—
Purchases of property and equipment	(20,520)	(1,735)	(303)	—	(22,558)
Proceeds from sale of property and equipment	—	241	—	—	241
Cash flows provided by (used in) investing activities	(968,947)	347,475	(303)	(348,969)	(970,744)

Cash flows from financing activities:
Proceeds from secured credit facilities, net of original issue discount	756,200	—	—	—	756,200
Proceeds from senior notes	255,000	—	—	—	255,000
Repayment of Predecessor Facility	—	(348,000)	—	—	(348,000)
Intercompany note	(346,628)	384	(2,725)	348,969	—
Payment of debt financing costs	(27,575)	—	—	—	(27,575)
Payments on capital lease obligations	(111)	—	—	—	(111)
Dividends paid	(890)	—	—	—	(890)
Excess tax benefit realized from stock-based compensation	5,043	—	—	—	5,043
Equity contribution	350,000	—	—	—	350,000
Cash flows provided by (used in) financing activities	991,039	(347,616)	(2,725)	348,969	989,667
Effect of foreign exchange rate changes on cash	—	—	233	—	233

Change in cash and cash equivalents	38,830	181	(3,024)	—	35,987
Cash and cash equivalents at beginning of period	6,651	120	12,413	—	19,184
Cash and cash equivalents at end of period	$45,481	$301	$9,389	$—	$55,171

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
Executive Summary
In the following MD&A, we have presented the results of operations and cash flows separately for the six months ended June 28, 2015 (the “Successor 2015 period”), the 135 day period ended June 29, 2014 (the “Successor 2014 period”), and the 47 day period ended February 14, 2014 (the “Predecessor 2014 period”). The Successor and Predecessor periods have been demarcated by a solid black line.
Second Quarter 2015 Overview:

•	Total revenues of $212.1 million in the second quarter of 2015 compared to total revenues of $186.6 million in the second quarter of 2014.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $41.1 million for the second quarter of 2015 compared to $36.9 million for the second quarter of 2014. For our definition of Adjusted EBITDA and a reconciliation of Net income (loss) to Adjusted EBITDA, see “Presentation of Non-GAAP Measures.”

•	Net loss of $9.9 million in the second quarter of 2015 compared to a net loss of $12.8 million in the second quarter of 2014.

•
Cash provided by operations was $67.4 million for the Successor 2015 period compared to $16.8 million for the Successor 2014 period and $22.3 million for the Predecessor 2014 period. The increase in the Successor 2015 period was primarily driven by transaction and severance costs incurred in 2014 in connection with the Merger.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Number of Company-owned stores:
Beginning of period	560	522	559	522
New (1) (2)	—	5	2	6
Acquired from franchisee	—	1	—	1
Closed (1) (2)	(3)	(4)	(4)	(5)
End of period	557	524	557	524
Number of franchised stores:
Beginning of period	175	55	172	55
New (3)	1	—	4	—
Acquired from franchisee	—	(1)	—	(1)
Closed	(3)	—	(3)	—
End of period (3)	173	54	173	54
Total number of stores:
Beginning of period	735	577	731	577
New (4)	1	5	6	6
Acquired from franchisee	—	—	—	—
Closed (4)	(6)	(4)	(7)	(5)
End of period	730	578	730	578
 __________________

(1)	During the three months ended June 29, 2014, the number of new and closed Company owned stores included one store that was relocated.

(2)	During the six months ended June 28, 2015 and June 29, 2014, the number of new and closed Company owned stores included one and two stores, respectively, that were relocated.

(3)	During the three and six months ended June 28, 2015, the number of new and closed franchise stores included one store that was relocated.

(4)
During the three months ended June 28, 2015 and June 29, 2014 and the six months ended June 28, 2015 and June 29, 2014, the number of new and closed stores included one, one, two and two stores, respectively, that were relocated.

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
Results of Operations
Our results of operations for the three and six months ended June 28, 2015 includes results from PPP. As PPP was acquired on October 16, 2014, their results are not included in the prior year Successor or Predecessor periods. The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Three Months Ended
	June 28, 2015		June 29, 2014
	Successor

Food and beverage sales	$94,145	45.3%	$79,649	43.0%
Entertainment and merchandise sales	113,861	54.7%	105,651	57.0%
Total company store sales	$208,006	100.0%	$185,300	100.0%

	Six Months Ended		For the 135 Day Period Ended		For the 47 Day Period Ended
	June 28, 2015		June 29, 2014		February 14, 2014
	Successor				Predecessor

Food and beverage sales	$210,681	44.9%	$141,926	43.5%	$50,897	44.8%
Entertainment and merchandise sales	258,605	55.1%	184,264	56.5%	62,659	55.2%
Total company store sales	$469,286	100.0%	$326,190	100.0%	$113,556	100.0%

The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	June 28, 2015		June 29, 2014
	Successor
	(in thousands, except percentages)
Total company store sales	$208,006	98.1%	$185,300	99.3%
Franchise fees and royalties	4,073	1.9%	1,274	0.7%
Total revenues	212,079	100.0%	186,574	100.0%
Company store operating costs:
Cost of food and beverage (1)	23,951	25.4%	20,386	25.6%
Cost of entertainment and merchandise (2)	7,015	6.2%	5,927	5.6%
Total cost of food, beverage, entertainment and merchandise (3)	30,966	14.9%	26,313	14.2%
Labor expenses (3)	59,234	28.5%	54,747	29.5%
Depreciation and amortization (3)	28,970	13.9%	34,044	18.4%
Rent expense (3)	24,260	11.7%	22,715	12.3%
Other store operating expenses (3)	35,330	17.0%	32,339	17.5%
Total company store operating costs (3)	178,760	85.9%	170,158	91.8%
Other costs and expenses:
Advertising expense	14,596	6.9%	9,551	5.1%
General and administrative expenses	18,973	8.9%	11,928	6.4%
Transaction and severance costs	(62)	—%	(158)	(0.1)%
Total operating costs and expenses	212,267	100.1%	191,479	102.6%
Operating income (loss)	(188)	(0.1)%	(4,905)	(2.6)%
Interest expense	17,324	8.2%	15,239	8.2%
Income (loss) before income taxes	$(17,512)	(8.3)%	$(20,144)	(10.8)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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

	Six Months Ended		For the 135 Day Period Ended		For the 47 Day Period Ended
	June 28, 2015		June 29, 2014		February 14, 2014
	Successor				Predecessor
	(in thousands, except percentages)
Total company store sales	$469,286	98.3%	$326,190	99.4%	$113,556	99.4%
Franchise fees and royalties	8,300	1.7%	1,960	0.6%	687	0.6%
Total revenues	477,586	100.0%	328,150	100.0%	114,243	100.0%
Company store operating costs:
Cost of food and beverage (1)	53,176	25.2%	36,083	25.4%	12,285	24.1%
Cost of entertainment and merchandise (2)	15,537	6.0%	10,757	5.8%	3,729	6.0%
Total cost of food, beverage, entertainment and merchandise (3)	68,713	14.6%	46,840	14.4%	16,014	14.1%
Labor expenses (3)	126,407	26.9%	86,695	26.6%	31,998	28.2%
Depreciation and amortization (3)	58,211	12.4%	52,519	16.1%	9,733	8.6%
Rent expense (3)	48,719	10.4%	30,425	9.3%	12,365	10.9%
Other store operating expenses (3)	68,848	14.7%	48,978	15.0%	15,760	13.9%
Total company store operating costs (3)	370,898	79.0%	265,457	81.4%	85,870	75.6%
Other costs and expenses:
Advertising expense	26,048	5.5%	14,688	4.5%	5,903	5.2%
General and administrative expenses	36,060	7.6%	18,756	5.7%	7,963	7.0%
Transaction and severance costs	82	—%	37,521	11.4%	11,634	10.2%
Total operating costs and expenses	433,088	90.7%	336,422	102.5%	111,370	97.5%
Operating income (loss)	44,498	9.3%	(8,272)	(2.5)%	2,873	2.5%
Interest expense	34,822	7.3%	27,282	8.3%	1,151	1.0%
Income (loss) before income taxes	$9,676	2.0%	$(35,554)	(10.8)%	$1,722	1.5%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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
Three months ended June 28, 2015 Compared to Three months ended June 29, 2014
Revenues
Company store sales increased $22.7 million, or 12.3%, to $208.0 million during the second quarter of 2015 compared to $185.3 million during the second quarter of 2014. Total company store sales during the second quarter of 2015 include revenues from Peter Piper branded stores of $15.5 million. Total company store sales in the second quarter of 2015 reflect a 3.0% increase in comparable store sales when compared to the second quarter of 2014. Comparable store sales exclude PPP Company-owned stores as we have operated them for less than 12 months. The PPP Company-owned stores have achieved comparable store sales growth for PPP’s comparable store base of 32 company-owned stores. Comparable store sales growth for PPP for the second quarter of 2015 compared to the second quarter of 2014 was 5.3%.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 14.9% in the second quarter of 2015 compared to 14.2% in the second quarter of 2014. The second quarter of 2015 includes the addition of PPP Company-owned stores, which have higher cost margins than our existing Chuck E. Cheese’s Company-owned stores.

Labor expenses, as a percentage of Total company store sales, were 28.5% in the second quarter of 2015 compared to 29.5% in the second quarter of 2014. The decrease in labor expenses on a percentage basis in the second quarter of 2015 reflects an increase in revenues that outpaced our increase in labor expenses as we were able to minimize additional labor hours required to serve the increased number of guests visiting our stores.
Depreciation and amortization was $29.0 million in the second quarter of 2015 compared to $34.0 million in the second quarter of 2014. In accordance with the acquisition method of accounting, the basis of our property, plant and equipment increased in the Successor 2014 period. Several assets with an increased basis received short depreciable lives, which contributed to the increase in depreciation and amortization expense in the Successor 2014 period.
Advertising Expense
Advertising expense was $14.6 million in the second quarter of 2015 compared to $9.6 million in the second quarter of 2014. As a percentage of Total revenues, advertising expense was 6.9% and 5.1% in the second quarter of 2015 and 2014, respectively. The second quarter of 2015 reflects an increase in advertising directed to Moms, advertising to support our new menu launch and advertising agency fees in connection with our transition in the second quarter of 2015 to new advertising agencies for our Chuck E. Cheese’s stores. Advertising expense also increased as a result of PPP, which was acquired in October 2014 and therefore not included in the second quarter of 2014.
General and Administrative Expenses
General and administrative expenses were $19.0 million in the second quarter of 2015 compared to $11.9 million in the second quarter of 2014. As a percentage of Total company sales, general and administrative expenses were 9.1% and 6.4% in the second quarter of 2015 and 2014, respectively. The increase in general and administrative expenses in the second quarter of 2015 is due to an increase in legal fees related to Merger and labor-related litigation, PPP integration costs, and incremental general and administrative expenses for PPP, which was acquired in October 2014 and therefore not included in the second quarter of 2014.
Income Taxes
We recorded an effective income tax rate of 43.5% for the second quarter of 2015 compared to an effective income tax rate of 36.5% for the second quarter of 2014. Our effective tax rates differ from the statutory tax rate primarily due to the unfavorable impact of non-deductible Merger-related litigation costs.
Successor 2015 Period Compared to Successor 2014 Period and Predecessor 2014 Period
Revenues
Total company store sales were $469.3 million in the Successor 2015 period, compared to $326.2 million in the Successor 2014 period and $113.6 million in the Predecessor 2014 period. Total company store sales in the Successor 2015 period reflect revenues from Peter Piper branded stores of $31.9 million. Total company store sales in the Successor 2015 period reflect a 1.6% decrease in comparable store sales when compared to the Successor 2014 period and Predecessor 2014 period. Comparable store sales exclude PPP Company-owned stores as we have operated them for less than 12 months. The PPP Company-owned stores have achieved comparable store sales growth for PPP’s comparable store base of 32 Company-owned stores. Comparable store sales growth for PPP for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was 6.1%.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 14.6% in the Successor 2015 period, 14.4% in the Successor 2014 period and 14.1% in the Predecessor 2014 period. The Successor 2015 period includes the addition of PPP Company-owned stores, which have higher cost margins than our existing Chuck E. Cheese’s Company-owned stores.
Labor expenses, as a percentage of Total company store sales, were 26.9% in the Successor 2015 period, 26.6% in the Successor 2014 period and 28.2% in the Predecessor 2014 period. The Successor 2015 period reflects an increase in minimum wage rates in certain states over the past year, partially offset by improved labor management.
Rent expense was $48.7 million in the Successor 2015 period, $30.4 million in the Successor 2014 period and $12.4 million in the Predecessor 2014 period. The increase in rent expense in the Successor 2015 period is primarily due to an increase in non-cash rent expense as a result of the acquisition method of accounting and an increase in cash rent from new store development, expansions of existing stores and new stores acquired in the PPP Acquisition.

Advertising Expense
Advertising expense was $26.0 million in the Successor 2015 period, $14.7 million in the Successor 2014 period and $5.9 million in the Predecessor 2014 period. As a percentage of Total revenues, advertising expense was 5.5%, 4.5%, and 5.2%, respectively, in the Successor 2015 period, Successor 2014 period and Predecessor 2014 period. The Successor 2015 period reflects an increase in advertising directed to Moms, advertising to support our new menu launch, and in the second quarter of 2015 an increase in advertising agency fees in connection with our transition to new advertising agencies for our Chuck E. Cheese’s stores. Advertising expense also increased as a result of PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period and Predecessor 2014 period.
General and administrative expenses
General and administrative expenses were $36.1 million in the Successor 2015 period, $18.8 million in the Successor 2014 period and $8.0 million in the Predecessor 2014 period. As a percentage of Total Company sales, general and administrative expenses were 7.7%, 5.8%, and 7.0%, respectively, in the Successor 2015 period, Successor 2014 period and Predecessor 2014 period. The increase in general and administrative expenses in the Successor 2015 period is primarily due to an increase in legal fees related to Merger and labor-related litigation, PPP integration costs, and incremental general and administrative expenses for PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period and Predecessor 2014 period.
Transaction and Severance Costs
Transaction and severance costs were $0.1 million in the Successor 2015 period, $37.5 million in the Successor 2014 period and $11.6 million in the Predecessor 2014 period. The Transaction and severance costs in the Successor 2014 period include transaction costs of $31.5 million related to the Merger, and employee benefits of $6.0 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction and severance costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger.
Interest Expense
Interest expense was $34.8 million in the Successor 2015 period, $27.3 million in the Successor 2014 period and $1.2 million in the Predecessor 2014 period. Interest expense for the Successor 2015 and 2014 periods includes amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, and commitment and other fees related to our Secured Credit Facilities. Interest expense for the Successor 2015 period also includes interest of $5.6 million related to the Sale Leaseback that was completed in the third quarter of 2014. Our weighted average effective interest rate was 5.5% in the Successor 2015 period and 6.9% in the Successor 2014 period. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective interest rate would have been 5.6% for the Successor 2014 period.
Income Taxes
Our effective income tax rate was 49.9% in the Successor 2015 period, 25.0% in the Successor 2014 period and 59.1% in the Predecessor 2014 period. Our effective tax rates differ from the statutory tax rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and Merger-related litigation.

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
Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Successor		Predecessor
	Six Months Ended	For the 44 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
	(in thousands)
Net cash provided by operating activities	$67,371	$16,831	$22,314
Net cash used in investing activities	(40,780)	(970,744)	(9,659)
Net cash provided by (used in) financing activities	(4,802)	989,667	(13,844)
Effect of foreign exchange rate changes on cash	(428)	233	(313)
Change in cash and cash equivalents	$21,361	$35,987	$(1,502)
Interest paid	$32,610	$16,800	$938
Income taxes paid (refunded), net	$13,180	$794	$(79)

	Successor
	June 28, 2015	December 28, 2014
	(in thousands)
Cash and cash equivalents	$132,355	$110,994
Term loan facility, net of unamortized original issue discount	$749,344	$752,873
Senior notes	$255,000	$255,000
Note payable	$91	$113
Available unused commitments under revolving credit facility	$139,100	$139,100
Our cash and cash equivalents totaled $132.4 million and $111.0 million as of June 28, 2015 and December 28, 2014, respectively. Cash and cash equivalents as of June 28, 2015 and December 28, 2014 includes $7.1 million and $7.3 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Successor 2015 Period Compared to Successor 2014 period and Predecessor 2014 period
Net cash provided by operating activities was $67.4 million in the Successor 2015 period, $16.8 million in the Successor 2014 period and $22.3 million in the Predecessor 2014 period. The Successor 2014 period reflects the impact of transaction and severance costs that were expensed in connection with the Merger, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities in the Predecessor 2014 period reflects the impact of transaction costs expensed in connection with the Merger.

Net cash used in investing activities was $40.8 million in the Successor 2015 period, $970.7 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. The net cash used in investing activities in the Successor 2014 period relates primarily to consideration paid in connection with the Merger of $946.9 million.
Net cash provided by (used in) financing activities was $(4.8) million in the Successor 2015 period, $989.7 million in the Successor 2014 period and $(13.8) million in the Predecessor 2014 period. The cash provided by financing activities in the Successor 2014 period relates primarily to the proceeds from the issuance of debt of $1,011.2 million and the Apollo equity contribution of $350.0 million in connection with the Merger, partially offset by the repayment of the Predecessor facility of $348.0 million.
Debt Financing
Secured Credit Facilities
Our Secured Credit Facilities include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the balance paid at maturity. As of both June 28, 2015 and December 28, 2014, we had no borrowings outstanding under the revolving credit facility, and we had $10.9 million of letters of credit issued but undrawn under the facility.
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
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The applicable margin for borrowings is 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. During the six months ended June 28, 2015, the federal funds rate ranged from 0.06% to 0.14%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.19%.
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
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the six months ended June 28, 2015 and 4.8% for the 135 day period ended June 29, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of June 28, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During the first six months of 2015, we completed 107 game enhancements, 14 major remodels and one store expansion, and we opened two new domestic Company-owned Chuck E. Cheese’s stores, including one relocated store. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first six months of 2015 totaled approximately $40.2 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Successor		Predecessor
	Six Months Ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
	(in thousands)
Growth capital spend (1)	$16,687	$9,237	$5,102
Maintenance capital spend (2)	17,036	9,407	4,608
IT capital spend	6,476	4,995	—
Total Capital Spend	$40,199	$23,639	$9,710
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2015 will total $85 million to $95 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $15 million for investments in one-time information technology initiatives, which include adding Wi-Fi to all of our stores, enhancing our birthday reservation system, enhancing our financial and HR systems, and introducing a new labor management system; and (iii) approximately $40 million to $50 million for various growth initiatives. We currently expect to open an additional four to six new Company-owned Chuck E. Cheese’s and PPP stores and relocate one Company-owned store in the remainder of 2015. In addition to store openings, relocations and expansions, we expect to increase the number of stores undergoing major remodels and receiving major attractions. We are increasing the number of store remodel projects as part of an effort to re-launch Chuck E. Cheese’s to an entire regional market. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 28, 2015, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015. As of June 28, 2015, there has been no material change to the information concerning our critical accounting policies and estimates.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. Adjusted EBITDA should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	does not include one-time expenditures;

•	excludes the impairment of Company-owned stores or impairments of long-lived assets and gains or losses upon disposal of property or equipment;

•	excludes non-cash equity based compensation expense;

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

	Successor
	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Total revenues	$212,079	$186,574
Net income (loss) as reported	$(9,892)	$(12,784)
Interest expense	17,324	15,239
Income tax expense (benefit)	(7,620)	(7,360)
Depreciation and amortization	29,849	34,568
Non-cash impairments, gain or loss on disposal (1)	1,799	1,577
Non-cash stock-based compensation (2)	178	—
Rent expense book to cash (3)	1,968	4,020
Franchise revenue, net cash received (4)	—	100
Impact of purchase accounting (5)	116	219
Store pre-opening costs (6)	117	377
One-time items (7)	6,254	113
Cost savings initiatives (8)	1,001	859
Adjusted EBITDA	$41,094	$36,928
Adjusted EBITDA as a percent of total revenues	19.4%	19.8%

	Successor		Predecessor
	Six months ended	For the 135 Day Period Ended	For the 47 Day Period Ended
	June 28, 2015	June 29, 2014	February 14, 2014
	(in thousands)
Total revenues	$477,586	$328,150	$114,243
Net income (loss) as reported	$4,850	$(26,656)	$704
Interest expense	34,822	27,282	1,151
Income tax expense (benefit)	4,826	(8,898)	1,018
Depreciation and amortization	60,248	53,240	9,883
Non-cash impairments, gain or loss on disposal (1)	3,042	2,551	294
Non-cash stock-based compensation (2)	570	—	12,639
Rent expense book to cash (3)	4,179	6,460	(1,190)
Franchise revenue, net cash received (4)	(65)	100	—
Impact of purchase accounting (5)	348	413	—
Store pre-opening costs (6)	362	506	131
One-time items (7)	7,605	37,986	(165)
Cost savings initiatives (8)	1,001	1,167	502
Adjusted EBITDA	$121,788	$94,151	$24,967
Adjusted EBITDA as a percent of total revenues	25.5%	28.7%	21.9%
__________________

(1)	Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets and (ii) gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger; (ii) severance expense and executive termination benefits; (iii) integration costs in connection with the PPP Acquisition, (iv) employee and other legal claims and settlements; (v) sales and use tax refunds; (vi) miscellaneous professional fees and (vii) certain insurance recoveries relating to prior year expense.

(8)
Relates to estimated net cost savings primarily from (i) the change from public to private ownership upon the closing of the Acquisition and elimination of public equity securities, with reductions in investor relations activities, directors fees and certain legal and other securities and filing costs; (ii) the full-year effect of cost savings initiatives implemented by the Company in 2013; (iii) the estimated effect of cost savings following the Acquisition from participation in Sponsor-leveraged purchasing programs including various supplies, travel and communications purchasing categories; (iv) the net impact of labor savings associated with changes in management; (v) cost savings in connection with the relocation of the Company’s corporate offices in 2015; (vi) labor savings associated with planned headcount reductions in 2015; (vii) estimated cost savings associated with the integration of PPP; (viii) the full-year effect of costs savings associated with upgrades to our telephone communication systems; and net of (v) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of June 28, 2015 of $752.4 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended June 28, 2015 and June 29, 2014, the average cost of a block of cheese was $1.71 and $2.13, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million and $0.3 million for the three months ended June 28, 2015 and June 29, 2014, respectively. For the three months ended June 28, 2015 and June 29, 2014, the average cost of dough per pound was $0.48, and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million and $0.1 million for the three months ended June 28, 2015 and June 29, 2014, respectively. For the six months ended June 28, 2015, the 135 day period ended June 29, 2014 and the 47 day period ended February 14, 2014 the average cost of a block of cheese was $1.68 , $2.37 and $2.43, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.6 million, $0.6 million and $0.3 million for the six months ended June 28, 2015, the 135 day period ended June 29, 2014 and the 47 day period ended February 14, 2014, respectively. For the six months ended June 28, 2015, the 135 day period ended June 29, 2014 and the 47 day period ended February 14, 2014 the average cost of dough per pound was $0.48, $0.50 and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million, $0.2 million and $0.1 million for the six months ended June 28, 2015, the 135 day period ended June 29, 2014 and the 47 day period ended February 14, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 14 Company-owned stores in Canada. For the three and six months ended June 28, 2015 our Canadian stores generated $0.6 million and $0.9 million, respectively, of operating loss compared to our consolidated operating income (loss) of $(0.1) million and $44.5 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended June 28, 2015 were $0.782 and $0.862, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and six months ended June 28, 2015 would have decreased our reported consolidated operating results by $0.1 million and $0.1 million, respectively.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 28, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

CEC ENTERTAINMENT, INC.

August 3, 2015	By:	/s/ Temple H. Weiss
Temple H. Weiss
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

August 3, 2015		/s/ Laurie E. Priest
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