Form 10-Q
period 2015-09-27
CEC ENTERTAINMENT INC
filed 2015-11-05
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2015, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at September 27, 2015 and December 28, 2014 (Successor)	3

Consolidated Statements of Earnings for the three months ended September 27, 2015 and September 28, 2014, the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 (Successor) and the 47 day period ended February 14, 2014 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 27, 2015 and September 28, 2014, the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 (Successor) and the 47 day period ended February 14, 2014 (Predecessor)	6

Consolidated Statements of Cash Flows for the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 (Successor) and the 47 day period ended February 14, 2014 (Predecessor)	7

Notes to Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46

ITEM 4. Controls and Procedures	46

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	47

ITEM 1A. Risk Factors	47

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6. Exhibits	48

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	Successor
	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,897	$110,994
Accounts receivable	15,358	18,835
Inventories	23,165	18,979
Prepaid expenses	21,155	20,894
Deferred tax asset	3,943	3,943
Total current assets	124,518	173,645
Property and equipment, net	645,365	681,972
Goodwill	483,876	483,444
Intangible assets, net	489,149	491,400
Deferred financing costs, net	21,083	24,087
Other noncurrent assets	12,317	9,595
Total assets	$1,776,308	$1,864,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,548	$9,545
Capital lease obligations, current portion	408	408
Accounts payable	38,463	43,633
Accrued expenses	45,030	35,561
Unearned revenues	9,710	8,906
Accrued interest	10,970	16,152
Other current liabilities	3,590	2,990
Total current liabilities	117,719	117,195
Capital lease obligations, less current portion	15,157	15,476
Bank indebtedness and other long-term debt, less current portion	993,110	998,441
Deferred tax liability	203,281	222,915
Accrued insurance	9,199	12,146
Other noncurrent liabilities	214,765	205,384
Total liabilities	1,553,231	1,571,557
Stockholders’ equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of September 27, 2015 and December 28, 2014	—	—
Capital in excess of par value	356,329	355,587
Retained earnings (deficit)	(130,440)	(62,088)
Accumulated other comprehensive income (loss)	(2,812)	(913)
Total stockholders’ equity	223,077	292,586
Total liabilities and stockholders’ equity	$1,776,308	$1,864,143

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014
REVENUES:
Food and beverage sales	$98,243	$82,271
Entertainment and merchandise sales	118,753	115,885
Total company store sales	216,996	198,156
Franchise fees and royalties	4,941	1,533
Total revenues	221,937	199,689
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	25,032	21,167
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,863	6,669
Total cost of food, beverage, entertainment and merchandise	32,895	27,836
Labor expenses	59,998	57,086
Depreciation and amortization	28,394	31,622
Rent expense	23,979	22,587
Other store operating expenses	36,587	35,123
Total company store operating costs	181,853	174,254
Other costs and expenses:
Advertising expense	10,292	10,114
General and administrative expenses	16,140	13,820
Transaction and severance costs	278	5,742
Asset impairments	875	—
Total operating costs and expenses	209,438	203,930
Operating income (loss)	12,499	(4,241)
Interest expense	17,209	15,974
Income (loss) before income taxes	(4,710)	(20,215)
Income tax expense (benefit)	(1,508)	(6,936)
Net income (loss)	$(3,202)	$(13,279)
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
REVENUES:
Food and beverage sales	$308,924	$224,197	$50,897
Entertainment and merchandise sales	377,358	300,149	62,659
Total company store sales	686,282	524,346	113,556
Franchise fees and royalties	13,241	3,493	687
Total revenues	699,523	527,839	114,243
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	78,209	57,250	12,285
Cost of entertainment and merchandise (exclusive of items shown separately below)	23,399	17,426	3,729
Total cost of food, beverage, entertainment and merchandise	101,608	74,676	16,014
Labor expenses	186,405	143,781	31,998
Depreciation and amortization	86,606	84,141	9,733
Rent expense	72,698	53,012	12,365
Other store operating expenses	105,435	84,101	15,760
Total company store operating costs	552,752	439,711	85,870
Other costs and expenses:
Advertising expense	36,339	24,802	5,903
General and administrative expenses	52,199	32,576	7,963
Transaction and severance costs	360	43,263	11,634
Asset impairments	875	—	—
Total operating costs and expenses	642,525	540,352	111,370
Operating income (loss)	56,998	(12,513)	2,873
Interest expense	52,031	43,256	1,151
Income (loss) before income taxes	4,967	(55,769)	1,722
Income tax expense (benefit)	3,319	(15,834)	1,018
Net income (loss)	$1,648	$(39,935)	$704
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014
Net income (loss)	$(3,202)	$(13,279)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,034)	(652)
Total components of other comprehensive income (loss), net of tax	(1,034)	(652)
Comprehensive income (loss)	$(4,236)	$(13,931)

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
Net income (loss)	$1,648	$(39,935)	$704
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,899)	(151)	(541)
Total components of other comprehensive income (loss), net of tax	(1,899)	(151)	(541)
Comprehensive income (loss)	$(251)	$(40,086)	$163

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,648	$(39,935)	$704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,597	85,383	9,883
Deferred income taxes	(19,101)	(56,431)	(1,785)
Stock-based compensation expense	733	191	12,225
Amortization of lease-related intangibles and liabilities, net	(2)	287	(356)
Amortization of original issue discount and deferred financing costs	3,410	2,824	58
Loss on asset disposals, net	4,867	5,223	294
Asset impairments	875	—	—
Non-cash rent expense	6,190	4,844	(916)
Other adjustments	(908)	378	144
Changes in operating assets and liabilities:
Accounts receivable	3,321	482	1,503
Inventories	(2,828)	3,304	(2,472)
Prepaid expenses	(2,504)	(1,480)	2,656
Accounts payable	(7,311)	650	(270)
Accrued expenses	2,163	4,239	(2,403)
Unearned revenues	813	605	349
Accrued interest	(5,199)	10,597	152
Income taxes payable	9,298	12,778	2,898
Deferred landlord contributions	3,236	3,523	(350)
Net cash provided by operating activities	88,298	37,462	22,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	—	(946,898)	—
Acquisition of Peter Piper Pizza	(663)	—	—
Purchases of property and equipment	(56,994)	(38,866)	(9,710)
Acquisition of franchisee	—	(1,529)	—
Development of internal use software	(2,784)	—	—
Proceeds from sale of property and equipment	261	350	51
Other investing activities	—	—	—
Net cash used in investing activities	(60,180)	(986,943)	(9,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	—	756,200	—
Proceeds from senior notes	—	255,000	—
Repayment of Predecessor Facility	—	(348,000)	—
Repayments on senior term loan	(5,700)	(1,900)	—
Repayments on note payable	(34)	—	—
Net repayments on revolving credit facility	—	—	(13,500)
Proceeds from sale leaseback transaction	—	183,685	—
Payment of debt financing costs	—	(27,575)	—
Payments on capital lease obligations	(308)	(204)	(164)
Payments on sale leaseback obligations	(1,196)	—	—

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Dividends paid	(70,000)	(890)	(38)
Excess tax benefit realized from stock-based compensation	—	5,043	—
Restricted stock returned for payment of taxes	—	—	(142)
Equity contribution	—	350,000	—
Net cash provided by (used in) financing activities	(77,238)	1,171,359	(13,844)
Effect of foreign exchange rate changes on cash	(977)	(77)	(313)
Change in cash and cash equivalents	(50,097)	221,801	(1,502)
Cash and cash equivalents at beginning of period	110,994	19,184	20,686
Cash and cash equivalents at end of period	$60,897	$240,985	$19,184

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$53,868	$29,914	$938
Income taxes paid (refunded), net	$13,142	$22,777	$(79)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$3,156	$3,724	$3,605
Dividends payable	$—	$—	$890
Capital lease obligations	$—	$657	$—

__________________

(1)	The 226 day period ended September 28, 2014 includes $4.9 million of debt issuance costs and interest expense related to the bridge loan.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.6 million for the nine months ended September 27, 2015, $1.5 million for the 226 day period ended September 28, 2014 and $0.4 million for the 47 day period ended February 14, 2014.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of September 27, 2015 and for the nine months ended September 27, 2015, the 226 day period ended September 28, 2014, the 47 day period ended February 14, 2014, and the three months ended September 27, 2015 and September 28, 2014 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Company’s Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. As of September 27, 2015, we have $21.1 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the Board’s revenue standard, ASU 2014-09. The amendment defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment requires that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
Note 2. Acquisition of Peter Piper Pizza:
In October 2014, the Company acquired Peter Piper Pizza (“PPP”), a leading pizza and entertainment restaurant chain operating in the southwestern United States and Mexico, for aggregate consideration paid of $113.1 million, net of cash acquired. During the nine months ended September 27, 2015, the Company made certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

interests and PPP’s tradename, and the valuation of net operating losses acquired and other tax positions that resulted in a net increase to goodwill of $0.4 million.
The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments made during the measurement period (in thousands):

	PPP Preliminary Purchase Price Allocation	Measurement Period Adjustments	PPP Final Purchase Price Allocation
Cash consideration paid	$118,409	$663	$119,072

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	5,267	—	5,267
Accounts receivable	511	—	511
Inventories	820	—	820
Other current assets	598	—	598
Property, plant and equipment	14,383	—	14,383
Favorable lease interests	2,000	(1,120)	880
Peter Piper Pizza's tradename	24,800	1,900	26,700
Franchise agreements	39,300	—	39,300
Other non-current assets	154	—	154
Indebtedness	(120)	—	(120)
Unfavorable lease interests	(3,290)	(580)	(3,870)
Deferred taxes	(12,935)	31	(12,904)
Other current and non-current liabilities	(4,061)	—	(4,061)
Net assets acquired	67,427	231	67,658
Excess purchase price allocated to goodwill	$50,982	$432	$51,414
The measurement period adjustments did not have a significant impact on our Consolidated Statements of Earnings for the three and nine months ended September 27, 2015. In addition, these adjustments did not have a significant impact on our Consolidated Balance Sheet as of December 28, 2014. Therefore, we have not retrospectively adjusted this financial information.
3. Property and Equipment:
Total depreciation and amortization expense was $29.4 million and $32.1 million for the three months ended September 27, 2015 and September 28, 2014, respectively, of which $1.0 million and $0.5 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the three months ended September 27, 2015 and September 28, 2014, includes approximately $0.5 million and $0.2 million, respectively, related to the amortization of franchise agreements (see Note 4. “Goodwill and Intangible Assets, Net”).
Total depreciation and amortization expense was $89.6 million, $85.4 million, and $9.9 million for the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014, respectively, of which $3.0 million, $1.2 million and $0.2 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for the nine months ended September 27, 2015 and the 226 day period ended September 28, 2014 includes approximately $1.5 million and $0.6 million, respectively, related to the amortization of franchise agreements (see Note 4. “Goodwill and Intangible Assets, Net”).
Asset Impairments
During the three and nine months ended September 27, 2015, we recognized an asset impairment charge of $0.9 million primarily related to ten stores. There were no impairment charges recognized in the three months ended September 28, 2014, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014. We continue to operate all of these stores. These impairment charges were the result of a decline in the stores’ financial performance, primarily due to various economic factors in the mar

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

kets in which the stores are located. As of September 27, 2015, the aggregate carrying value of the property and equipment at impaired stores, after the impairment charges, was $0.7 million for stores impaired in 2015.
4. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the nine months ended September 27, 2015 (in thousands):

Successor
Balance at December 28, 2014	$483,444
Additions (1)	432
Balance at September 27, 2015	$483,876
__________________

(1)
During the nine months ended September 27, 2015, we recorded certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests, the valuation of PPP’s tradename and the valuation of net operating losses acquired and other tax positions that resulted in a net increase to goodwill of $0.4 million. See Note 2 “Peter Piper Acquisition” for a discussion of the measurement period adjustments.

The following table presents our indefinite and definite-lived intangible assets at September 27, 2015:

	Successor
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000
Peter Piper Pizza tradename (2)	Indefinite	26,700	—	26,700
Favorable lease agreements (1) (2)	10	14,880	(3,171)	11,709
Franchise agreements	25	53,300	(2,560)	50,740
		$494,880	$(5,731)	$489,149
__________________

(1)
In connection with the Merger and the PPP Acquisition, we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings for the Successor periods.

(2)
In the first quarter of 2015 we recorded adjustments related to the valuation of the favorable lease agreements intangible asset and PPP’s tradename of $(1.1) million and $1.9 million, respectively, recorded in connection with the PPP Acquisition. See Note 2 “Acquisition of Peter Piper Pizza” for a discussion of these adjustments.

Amortization expense related to favorable lease agreements was $1.5 million for the nine months ended September 27, 2015, $1.1 million for the 226 day period ended September 28, 2014, $0.5 million for the third quarter of 2015, and $0.5 million for the third quarter of 2014 and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $1.5 million for the nine months ended September 27, 2015, $0.6 million for the 226 day period ended September 28, 2014, $0.5 million for the third quarter of 2015, and $0.2 million for the third quarter of 2014, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Acquisition, we did not incur any amortization expense related to favorable lease agreements or franchise agreements for the 47 day period ended February 14, 2014.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor
	September 27, 2015	December 28, 2014
	(in thousands)
Term loan facility	$750,500	$756,200
Senior notes	255,000	255,000
Note payable	80	113
Total debt outstanding	1,005,580	1,011,313
Less:
Unamortized original issue discount	(2,922)	(3,327)
Current portion	(9,548)	(9,545)
Bank indebtedness and other long-term debt, less current portion	$993,110	$998,441
We were in compliance with the debt covenants in effect as of September 27, 2015 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
As of September 27, 2015, we had $750.5 million (excluding the original issue discount) outstanding under the Term loan facility, no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn. The Secured Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the Term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. During the nine months ended September 27, 2015, the federal funds rate ranged from 0.06% to 0.15%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.22%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the nine months ended September 27, 2015, and 4.8% for the 226 day period ended September 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
As of September 27, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the nine months ended September 27, 2015 and 8.3% for the 226 day period ended September 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Term loan facility (1)	$7,724	$8,725
Senior notes	5,157	5,169
Capital lease obligations	447	469
Sale leaseback obligations	2,765	932
Amortization of debt issuance costs	1,002	1,001
Other	114	(322)
	$17,209	$15,974

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
	(in thousands)
Term loan facility (1)	$23,229	$21,586	$—
Senior notes	15,470	12,592	—
Bridge Loan facility (2)	—	4,943	—
Predecessor Facility	—	—	745
Capital lease obligations	1,349	1,082	275
Sale leaseback obligations	8,331	932	—
Amortization of debt issuance costs	3,004	2,487	58
Other	648	(366)	73
	$52,031	$43,256	$1,151
 __________________
(1)    Includes amortization of original issue discount.
(2)    The 226 day period ended September 28, 2014 includes Bridge Loan debt issuance costs of $4.7 million and interest of $0.2 million.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities and senior notes was 5.5% for the nine months ended September 27, 2015, and 6.4% for the 226 day period ended September 28, 2014. Excluding the impact of $4.9 million of issuance costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.7% for the 226 day period ended September 28, 2014. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014 was 1.6%.
6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	Successor		Successor
	September 27, 2015		December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$993,110	$975,178	$998,441	$974,084

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
During the nine months ended September 27, 2015, the 226 day period ended September 28, 2014, the 47 day period ended February 14, 2014, and the three months ended September 27, 2015 and September 28, 2014, there were no significant transfers among level 1, 2 or 3 fair value determinations.
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
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the state of New York during the period October 17, 2008, as well as similarly-situated salaried exempt current and former employees throughout the remainder of the United States during the period October 17, 2011 to the present. The lawsuit alleges that current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. On July 16, 2015, the Court granted conditional certification of a collective group that included only the Assistant Managers and Senior Assistant Managers who worked in the four New York stores where plaintiff worked during his employment with the Company, while permitting plaintiff to obtain further discovery from the Company relating to his original motion. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources. We are currently attempting to schedule mediation of this case in November 2015. The parties have agreed to stay discovery until the completion of mediation.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2012, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On January 9, 2015, the Company filed a Motion to Dismiss Plaintiff’s Second, Third, Seventh and Eighth Causes of Action. The court has not ruled on this motion. On February 26, 2015, the Court overruled the plaintiff’s motion to remand. On October 9, 2015, Plaintiff filed its Motion for Class Certification. The Company’s response to this motion is due October 30, 2015. The Company’s investigation is ongoing. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated into one action. On July 21, 2015 a consolidated class action petition was filed as the operative consolidated complaint by Twin City Pipe Trades Pension Trust that continued to assert claims against CEC and its former directors; added The Goldman Sachs Group (“Goldman Sachs”) as a defendant; and removed all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. The Company answered the complaint and filed a verified list of stockholders, as required under Kansas law. The parties have completed discovery in the case. On June 29, 2015, the court held a pretrial conference. Following this conference, on June 30, 2015, the court entered a pretrial order. No trial date has yet been set. The Company has accrued for all probable and reasonably estimable losses associated with this claim. The Company believes the lawsuit is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014

Federal and state income taxes	$(1,643)	$(6,728)
Foreign income taxes	135	(208)
Income tax expense (benefit)	$(1,508)	$(6,936)
Effective rate	32.0%	34.3%

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014

Federal and state income taxes	$2,431	$(15,220)	$914
Foreign income taxes	888	(614)	104
Income tax expense (benefit)	$3,319	$(15,834)	$1,018
Effective rate	66.8%	28.4%	59.1%
Our effective income tax rate of 66.8% for the nine months ended September 27, 2015, 28.4% for the 226 day period ended September 28, 2014, and 59.1% for the 47 day period ended February 14, 2014, differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and Merger related litigation.
Our liability for uncertain tax positions (excluding interest and penalties) was $3.9 million and $1.9 million as of September 27, 2015 and December 28, 2014, respectively, and if recognized would decrease our provision for income taxes by $1.6 million. Within the next twelve months, we could settle or otherwise conclude income tax audits and/or have expiring statutes of limitations. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of September 27, 2015 and December 28, 2014, was $1.9 million and $1.5 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stock-Based Compensation Arrangements:
The following tables summarize stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Stock-based compensation costs	$166	$197
Portion capitalized as property and equipment (1)	(2)	(6)
Stock-based compensation expense recognized	$164	$191

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
	(in thousands)
Stock-based compensation costs	$742	$197	$1,117
Portion capitalized as property and equipment (1)	(9)	(6)	—
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	—	11,108
Stock-based compensation expense recognized	$733	$191	$12,225
Tax benefit recognized from stock-based compensation awards (2)	$—	$5,043	$—
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

(2)
We recorded the $5.0 million tax benefit related to the accelerated vesting of restricted stock awards in the 226 day period ended September 28, 2014, as such tax benefits are deductible for income tax purposes on the Successor tax return for fiscal year 2014.

As of September 27, 2015, we had $2.8 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 3.5 years.
10. Stockholders’ Equity:
The following table summarizes the changes in stockholders’ equity during the nine months ended September 27, 2015:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 29, 2014	200	$—	$355,587	$(62,088)	$(913)	$292,586
Net income (loss)	—	—	—	1,648	—	1,648
Other comprehensive income (loss)	—	—	—	—	(1,899)	(1,899)
Stock-based compensation costs	—	—	742	—	—	742
Dividends paid	—	—	—	(70,000)	—	(70,000)
Balance at September 27, 2015	200	$—	$356,329	$(130,440)	$(2,812)	$223,077

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 In the third quarter of 2015, the Company declared and paid a cash dividend of $70.0 million.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of September 27, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$53,482	$327	$7,088	$—	$60,897
Accounts receivable	12,126	2,564	4,783	(4,115)	15,358
Inventories	9,672	13,286	207	—	23,165
Other current assets	19,626	3,882	1,590	—	25,098
Total current assets	94,906	20,059	13,668	(4,115)	124,518
Property and equipment, net	600,121	36,052	9,192	—	645,365
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	22,570	466,579	—	—	489,149
Intercompany	136,612	16,464	—	(153,076)	—
Investment in subsidiaries	416,194	—	—	(416,194)	—
Other noncurrent assets	25,870	6,957	573	—	33,400
Total assets	$1,728,735	$597,525	$23,433	$(573,385)	$1,776,308
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$48	$—	$—	$9,548
Capital lease obligations, current portion	405	—	3	—	408
Accounts payable and accrued expenses	85,597	14,868	3,708	—	104,173
Other current liabilities	3,262	328	—	—	3,590
Total current liabilities	98,764	15,244	3,711	—	117,719
Capital lease obligations, less current portion	15,089	—	68	—	15,157
Bank indebtedness and other long-term debt, less current portion	993,078	32	—	—	993,110
Deferred tax liability	186,136	16,777	368	—	203,281
Intercompany	—	133,975	23,216	(157,191)	—
Other noncurrent liabilities	212,591	11,121	252	—	223,964
Total liabilities	1,505,658	177,149	27,615	(157,191)	1,553,231
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,329	466,114	3,241	(469,355)	356,329
Retained earnings (deficit)	(130,440)	(45,738)	(4,611)	50,349	(130,440)
Accumulated other comprehensive income (loss)	(2,812)	—	(2,812)	2,812	(2,812)
Total stockholders' equity	223,077	420,376	(4,182)	(416,194)	223,077
Total liabilities and stockholders' equity	$1,728,735	$597,525	$23,433	$(573,385)	$1,776,308

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 27, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$83,524	$13,202	$1,517	$—	$98,243
Entertainment and merchandise sales	112,266	3,808	2,679	—	118,753
Total company store sales	195,790	17,010	4,196	—	216,996
Franchise fees and royalties	493	4,438	10	—	4,941
International Association assessments and other fees	250	755	11,861	(12,866)	—
Total revenues	196,533	22,203	16,067	(12,866)	221,937
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	21,459	3,061	512	—	25,032
Cost of entertainment and merchandise	7,293	389	181	—	7,863
Total cost of food, beverage, entertainment and merchandise	28,752	3,450	693	—	32,895
Labor expenses	54,890	3,751	1,357	—	59,998
Depreciation and amortization	26,911	934	549	—	28,394
Rent expense	22,105	1,243	631	—	23,979
Other store operating expenses	34,362	2,215	1,042	(1,032)	36,587
Total company store operating costs	167,020	11,593	4,272	(1,032)	181,853
Advertising expense	12,368	798	8,960	(11,834)	10,292
General and administrative expenses	3,856	12,154	130	—	16,140
Transaction and severance costs	200	78	—	—	278
Asset impairments	766	20	89	—	875
Total operating costs and expenses	184,210	24,643	13,451	(12,866)	209,438
Operating income (loss)	12,323	(2,440)	2,616	—	12,499
Equity in earnings (loss) in affiliates	(605)	—	—	605	—
Interest expense (income)	16,728	365	116	—	17,209
Income (loss) before income taxes	(5,010)	(2,805)	2,500	605	(4,710)
Income tax expense (benefit)	(1,808)	(744)	1,044	—	(1,508)
Net income (loss)	$(3,202)	$(2,061)	$1,456	$605	$(3,202)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,034)	$—	$(1,034)	$1,034	$(1,034)
Total components of other comprehensive income (loss), net of tax	(1,034)	—	(1,034)	1,034	(1,034)
Comprehensive income (loss)	$(4,236)	$(2,061)	$422	$1,639	$(4,236)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$80,296	$75	$1,900	$—	$82,271
Entertainment and merchandise sales	112,560	—	3,325	—	115,885
Total company store sales	192,856	75	5,225	—	198,156
Franchise fees and royalties	526	1,007	—	—	1,533
International Association assessments and other fees	5,002	398	10,596	(15,996)	—
Total revenues	198,384	1,480	15,821	(15,996)	199,689
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	20,575	9	583	—	21,167
Cost of entertainment and merchandise	6,566	(8)	223	(112)	6,669
Total cost of food, beverage, entertainment and merchandise	27,141	1	806	(112)	27,836
Labor expenses	55,414	—	1,672	—	57,086
Depreciation and amortization	30,673	—	949	—	31,622
Rent expense	21,800	—	787	—	22,587
Other store operating expenses	29,028	4,336	1,262	497	35,123
Total company store operating costs	164,056	4,337	5,476	385	174,254
Advertising expense	10,778	—	9,709	(10,373)	10,114
General and administrative expenses	10,864	9,625	329	(6,998)	13,820
Transaction and severance costs	5,757	(15)	—	—	5,742
Total operating costs and expenses	191,455	13,947	15,514	(16,986)	203,930
Operating income (loss)	6,929	(12,467)	307	990	(4,241)
Equity in earnings (loss) in affiliates	(10,913)	—	—	10,913	—
Interest expense (income)	14,955	(123)	152	990	15,974
Income (loss) before income taxes	(18,939)	(12,344)	155	10,913	(20,215)
Income tax expense (benefit)	(5,660)	(1,360)	84	—	(6,936)
Net income (loss)	$(13,279)	$(10,984)	$71	$10,913	$(13,279)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(652)	$—	$(652)	$652	$(652)
Total components of other comprehensive income (loss), net of tax	(652)	—	(652)	652	(652)
Comprehensive income (loss)	$(13,931)	$(10,984)	$(581)	$11,565	$(13,931)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 27, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$266,931	$37,264	$4,729	$—	$308,924
Entertainment and merchandise sales	357,509	11,799	8,050	—	377,358
Total company store sales	624,440	49,063	12,779	—	686,282
Franchise fees and royalties	1,794	11,437	10	—	13,241
International Association assessments and other fees	762	2,179	31,864	(34,805)	—
Total revenues	626,996	62,679	44,653	(34,805)	699,523
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	67,179	9,417	1,613	—	78,209
Cost of entertainment and merchandise	21,620	1,290	489	—	23,399
Total cost of food, beverage, entertainment and merchandise	88,799	10,707	2,102	—	101,608
Labor expenses	171,075	11,119	4,211	—	186,405
Depreciation and amortization	81,799	3,223	1,584	—	86,606
Rent expense	66,693	4,048	1,957	—	72,698
Other store operating expenses	99,032	6,147	3,223	(2,967)	105,435
Total company store operating costs	507,398	35,244	13,077	(2,967)	552,752
Advertising expense	33,506	3,121	31,550	(31,838)	36,339
General and administrative expenses	14,631	37,168	400	—	52,199
Transaction and severance costs	15	345	—	—	360
Asset Impairment	766	20	89	—	875
Total operating costs and expenses	556,316	75,898	45,116	(34,805)	642,525
Operating income (loss)	70,680	(13,219)	(463)	—	56,998
Equity in earnings (loss) in affiliates	(11,406)	—	—	11,406	—
Interest expense (income)	50,032	1,619	380	—	52,031
Income (loss) before income taxes	9,242	(14,838)	(843)	11,406	4,967
Income tax expense (benefit)	7,594	(4,517)	242	—	3,319
Net income (loss)	$1,648	$(10,321)	$(1,085)	$11,406	$1,648

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,899)	$—	$(1,899)	$1,899	$(1,899)
Total components of other comprehensive income (loss), net of tax	(1,899)	—	(1,899)	1,899	(1,899)
Comprehensive income (loss)	$(251)	$(10,321)	$(2,984)	$13,305	$(251)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 226 Day Period Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$219,044	$196	$4,957	$—	$224,197
Entertainment and merchandise sales	292,064	—	8,085	—	300,149
Total company store sales	511,108	196	13,042	—	524,346
Franchise fees and royalties	1,452	2,041	—	—	3,493
International Association assessments and other fees	10,502	1,822	27,964	(40,288)	—
Total revenues	523,062	4,059	41,006	(40,288)	527,839
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	55,705	38	1,507	—	57,250
Cost of entertainment and merchandise	17,013	(22)	527	(92)	17,426
Total cost of food, beverage, entertainment and merchandise	72,718	16	2,034	(92)	74,676
Labor expenses	139,673	—	4,108	—	143,781
Depreciation and amortization	81,874	—	2,267	—	84,141
Rent expense	51,196	—	1,816	—	53,012
Other store operating expenses	81,398	9,955	2,654	(9,906)	84,101
Total company store operating costs	426,859	9,971	12,879	(9,998)	439,711
Advertising expense	28,513	(17)	24,003	(27,697)	24,802
General and administrative expenses	12,886	21,453	830	(2,593)	32,576
Transaction and severance costs	37,271	5,992	—	—	43,263
Total operating costs and expenses	505,529	37,399	37,712	(40,288)	540,352
Operating income (loss)	17,533	(33,340)	3,294	—	(12,513)
Equity in earnings (loss) in affiliates	(21,779)	—	—	21,779	—
Interest expense (income)	42,907	(47)	396	—	43,256
Income (loss) before income taxes	(47,153)	(33,293)	2,898	21,779	(55,769)
Income tax expense (benefit)	(7,218)	(9,321)	705	—	(15,834)
Net income (loss)	$(39,935)	$(23,972)	$2,193	$21,779	$(39,935)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(151)	$—	$(151)	$151	$(151)
Total components of other comprehensive income (loss), net of tax	(151)	—	(151)	151	(151)
Comprehensive income (loss)	$(40,086)	$(23,972)	$2,042	$21,930	$(40,086)

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2015
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$85,511	$(1,253)	$4,040	$—	$88,298

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)	—	—	—	(663)
Intercompany note	(2,513)	6,483	—	(3,970)	—
Purchases of property and equipment	(48,932)	(6,464)	(1,598)	—	(56,994)
Development of internal use software	—	(2,784)	—	—	(2,784)
Other investing activities	261	—	—	—	261
Cash flows provided by (used in) investing activities	(51,847)	(2,765)	(1,598)	(3,970)	(60,180)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)	—	—	—	(5,700)
Repayments on note payable	—	(34)	—	—	(34)
Intercompany note	—	(2,048)	(1,922)	3,970	—
Payments on capital lease obligations	(306)	—	(2)	—	(308)
Payments on sale leaseback transactions	(1,196)	—	—	—	(1,196)
Dividends paid	(70,000)	—	—	—	(70,000)
Cash flows provided by (used in) financing activities	(77,202)	(2,082)	(1,924)	3,970	(77,238)
Effect of foreign exchange rate changes on cash	—	—	(977)	—	(977)

Change in cash and cash equivalents	(43,538)	(6,100)	(459)	—	(50,097)
Cash and cash equivalents at beginning of period	97,020	6,427	7,547	—	110,994
Cash and cash equivalents at end of period	$53,482	$327	$7,088	$—	$60,897

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 226 Day Period Ended September 28, 2014
(in thousands)

	Successor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$93,262	$(68,202)	$12,402	$—	$37,462

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)	—	—	—	(946,898)
Acquisition of Franchisee	(1,529)	—	—	—	(1,529)
Intercompany note	(41,149)	375,358	—	(334,209)	—
Purchases of property and equipment	(31,845)	(3,667)	(3,354)	—	(38,866)
Proceeds from sale of property and equipment	—	350	—	—	350
Cash flows provided by (used in) investing activities	(1,021,421)	372,041	(3,354)	(334,209)	(986,943)

Cash flows from financing activities:
Proceeds from secured credit facilities, net of original issue discount	756,200	—	—	—	756,200
Proceeds from senior notes	255,000	—	—	—	255,000
Repayment of Predecessor Facility	—	(348,000)	—	—	(348,000)
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Intercompany note	(375,539)	44,055	(2,725)	334,209	—
Proceeds from financing sale-leaseback transaction	183,685	—	—	—	183,685
Payment of debt financing costs	(27,575)	—	—	—	(27,575)
Payments on capital lease obligations	(204)	—	—	—	(204)
Dividends paid	(890)	—	—	—	(890)
Excess tax benefit realized from stock-based compensation	5,043	—	—	—	5,043
Equity contribution	350,000	—	—	—	350,000
Cash flows provided by (used in) financing activities	1,143,820	(303,945)	(2,725)	334,209	1,171,359
Effect of foreign exchange rate changes on cash	—	—	(77)	—	(77)

Change in cash and cash equivalents	215,661	(106)	6,246	—	221,801
Cash and cash equivalents at beginning of period	6,653	120	12,411	—	19,184
Cash and cash equivalents at end of period	$222,314	$14	$18,657	$—	$240,985

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
Executive Summary
In the following MD&A, we have presented the results of operations and cash flows separately for the nine months ended September 27, 2015 (the “Successor 2015 period”), the 226 day period ended September 28, 2014 (the “Successor 2014 period”), and the 47 day period ended February 14, 2014 (the “Predecessor 2014 period”). The Successor and Predecessor periods have been demarcated by a solid black line.
Third Quarter 2015 Overview:

•	Total revenues of $221.9 million in the third quarter of 2015 compared to total revenues of $199.7 million in the third quarter of 2014.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $53.4 million for the third quarter of 2015 compared to $44.5 million for the third quarter of 2014. For our definition of Adjusted EBITDA and a reconciliation of Net income (loss) to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

•	Net loss of $3.2 million in the third quarter of 2015 compared to a net loss of $13.3 million in the third quarter of 2014.

•
Cash provided by operations was $88.3 million for the Successor 2015 period compared to $37.5 million for the Successor 2014 period and $22.3 million for the Predecessor 2014 period. The increase in the Successor 2015 period was primarily driven by transaction and severance costs incurred in 2014 in connection with the Merger.

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

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Number of Company-owned stores:
Beginning of period	557	524	559	522
New (1)	1	—	3	6
Acquired from franchisee	—	—	—	1
Closed (1)	(2)	(2)	(6)	(7)
End of period	556	522	556	522
Number of franchised stores:
Beginning of period	173	54	172	55
New (2)	4	4	8	4
Acquired from franchisee	—	—	—	(1)
Closed (2)	(4)	(1)	(7)	(1)
End of period	173	57	173	57
Total number of stores:
Beginning of period	730	578	731	577
New (3)	5	4	11	10
Acquired from franchisee	—	—	—	—
Closed (3)	(6)	(3)	(13)	(8)
End of period	729	579	729	579
 __________________

(1)	During the nine months ended September 27, 2015 and September 28, 2014, the number of new and closed Company owned stores included one and two stores, respectively, that were relocated.

(2)	During the three and nine months ended September 27, 2015, the number of new and closed franchise stores included one and two stores, respectively, that were relocated.

(3)
During the three months ended September 27, 2015 and the nine months ended September 27, 2015 and September 28, 2014, the number of new and closed stores included one, three and two stores, respectively, that were relocated.

Comparable store sales. We define “comparable store sales” as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months as of the beginning of fiscal year 2015. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
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
Results of Operations
Our results of operations for the three and nine months ended September 27, 2015 includes results from PPP. As PPP was acquired on October 16, 2014, their results are not included in the prior year Successor or Predecessor periods. The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Three Months Ended
	September 27, 2015		September 28, 2014
	Successor

Food and beverage sales	$98,243	45.3%	$82,271	41.5%
Entertainment and merchandise sales	118,753	54.7%	115,885	58.5%
Total company store sales	$216,996	100.0%	$198,156	100.0%

	Nine Months Ended		For the 226 Day Period Ended		For the 47 Day Period Ended
	September 27, 2015		September 28, 2014		February 14, 2014
	Successor				Predecessor

Food and beverage sales	$308,924	45.0%	$224,197	42.8%	$50,897	44.8%
Entertainment and merchandise sales	377,358	55.0%	300,149	57.2%	62,659	55.2%
Total company store sales	$686,282	100.0%	$524,346	100.0%	$113,556	100.0%

The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	September 27, 2015		September 28, 2014
	Successor
	(in thousands, except percentages)
Total company store sales	$216,996	97.8%	$198,156	99.2%
Franchise fees and royalties	4,941	2.2%	1,533	0.8%
Total revenues	221,937	100.0%	199,689	100.0%
Company store operating costs:
Cost of food and beverage (1)	25,032	25.5%	21,167	25.7%
Cost of entertainment and merchandise (2)	7,863	6.6%	6,669	5.8%
Total cost of food, beverage, entertainment and merchandise (3)	32,895	15.2%	27,836	14.0%
Labor expenses (3)	59,998	27.6%	57,086	28.8%
Depreciation and amortization (3)	28,394	13.1%	31,622	16.0%
Rent expense (3)	23,979	11.1%	22,587	11.4%
Other store operating expenses (3)	36,587	16.9%	35,123	17.7%
Total company store operating costs (3)	181,853	83.8%	174,254	87.9%
Other costs and expenses:
Advertising expense	10,292	4.6%	10,114	5.1%
General and administrative expenses	16,140	7.3%	13,820	6.9%
Transaction and severance costs	278	0.1%	5,742	2.9%
Asset impairments	875	0.4%	—	—%
Total operating costs and expenses	209,438	94.4%	203,930	102.1%
Operating income (loss)	12,499	5.6%	(4,241)	(2.1)%
Interest expense	17,209	7.8%	15,974	8.0%
Income (loss) before income taxes	$(4,710)	(2.1)%	$(20,215)	(10.1)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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

	Nine Months Ended		For the 226 Day Period Ended		For the 47 Day Period Ended
	September 27, 2015		September 28, 2014		February 14, 2014
	Successor				Predecessor
	(in thousands, except percentages)
Total company store sales	$686,282	98.1%	$524,346	99.3%	$113,556	99.4%
Franchise fees and royalties	13,241	1.9%	3,493	0.7%	687	0.6%
Total revenues	699,523	100.0%	527,839	100.0%	114,243	100.0%
Company store operating costs:
Cost of food and beverage (1)	78,209	25.3%	57,250	25.5%	12,285	24.1%
Cost of entertainment and merchandise (2)	23,399	6.2%	17,426	5.8%	3,729	6.0%
Total cost of food, beverage, entertainment and merchandise (3)	101,608	14.8%	74,676	14.2%	16,014	14.1%
Labor expenses (3)	186,405	27.2%	143,781	27.4%	31,998	28.2%
Depreciation and amortization (3)	86,606	12.6%	84,141	16.0%	9,733	8.6%
Rent expense (3)	72,698	10.6%	53,012	10.1%	12,365	10.9%
Other store operating expenses (3)	105,435	15.4%	84,101	16.0%	15,760	13.9%
Total company store operating costs (3)	552,752	80.5%	439,711	83.9%	85,870	75.6%
Other costs and expenses:
Advertising expense	36,339	5.2%	24,802	4.7%	5,903	5.2%
General and administrative expenses	52,199	7.5%	32,576	6.2%	7,963	7.0%
Transaction and severance costs	360	0.1%	43,263	8.2%	11,634	10.2%
Asset impairments	875	0.1%	—	—%	—	—%
Total operating costs and expenses	642,525	91.9%	540,352	102.4%	111,370	97.5%
Operating income (loss)	56,998	8.1%	(12,513)	(2.4)%	2,873	2.5%
Interest expense	52,031	7.4%	43,256	8.2%	1,151	1.0%
Income (loss) before income taxes	$4,967	0.7%	$(55,769)	(10.6)%	$1,722	1.5%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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
Three months ended September 27, 2015 Compared to Three months ended September 28, 2014
Revenues
Company store sales increased $18.8 million, or 9.5%, to $217.0 million during the third quarter of 2015 compared to $198.2 million during the third quarter of 2014. Total company store sales during the third quarter of 2015 include revenues from Peter Piper branded stores of $14.8 million. Total company store sales in the third quarter of 2015 reflect a 0.7% increase in Chuck E. Cheese’s comparable store sales when compared to the third quarter of 2014. The PPP Company-owned stores achieved comparable store sales growth of 5.0% for the third quarter of 2015 compared to the third quarter of 2014. Our total company store sales for the third quarter of 2015 include a $2.1 million adjustment for the initial recognition of breakage income related to unredeemed gift card balances on Chuck E. Cheese’s gift cards sold by third parties. The recognition of initial breakage income for the third quarter of 2015 is not included in our comparable store sales figures. Franchise fees and royalties increased $3.4 million to $4.9 million during the third quarter of 2015 primarily due to an increase in the number of Chuck E. Cheese’s franchise stores and franchise fees and royalties from our PPP franchise stores of $2.1 million.

Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.2% in the third quarter of 2015 compared to 14.0% in the third quarter of 2014. The third quarter of 2015 includes the addition of PPP Company-owned stores, which have higher cost margins than our existing Chuck E. Cheese’s Company-owned stores due to the higher mix of food and beverage at our PPP Company-owned stores.
Labor expenses, as a percentage of Total company store sales, were 27.6% in the third quarter of 2015 compared to 28.8% in the third quarter of 2014. The decrease in labor expenses on a percentage basis in the third quarter of 2015 reflects an increase in revenues that outpaced our increase in labor expenses as we were able to minimize additional labor hours required to serve the increased number of guests visiting our stores.
Advertising Expense
Advertising expense increased slightly from $10.1 million in the third quarter of 2014 to $10.3 million in the third quarter of 2015. The third quarter of 2015 reflects an increase in costs as a result of PPP, which was acquired in October 2014 and therefore not included in the third quarter of 2014, and an increase in digital advertising, partially offset by a decrease in national television advertising and production costs in the third quarter of 2015.
General and Administrative Expenses
General and administrative expenses were $16.1 million in the third quarter of 2015 compared to $13.8 million in the third quarter of 2014. The increase in general and administrative expenses is due to legal fees related to Merger and labor-related litigation, costs related to the relocation of our corporate offices, PPP integration costs and incremental general and administrative expenses for PPP, which was acquired in October 2014 and therefore not included in the third quarter of 2014.
Transaction and Severance Costs
Transaction and severance costs were $0.3 million in the third quarter of 2015 compared to $5.7 million in the third quarter of 2014. The transaction and severance costs in the third quarter of 2014 primarily related to the Sale Leaseback completed in August 2014.
Income Taxes
We recorded an effective income tax rate of 32.0% for the third quarter of 2015 compared to an effective income tax rate of 34.3% for the third quarter of 2014. Our effective tax rates differ from the statutory tax rate in the current period primarily due to the unfavorable impact of non-deductible Merger-related litigation costs.
Successor 2015 Period (Nine months ended September 27, 2015) Compared to Successor 2014 Period (226 day period ended September 28, 2014) and Predecessor 2014 Period (47 day period ended February 14, 2014)
Revenues
Total company store sales were $686.3 million in the Successor 2015 Period, compared to $524.3 million in the Successor 2014 period and $113.6 million in the Predecessor 2014 period. Total company store sales in the Successor 2015 period reflect revenues from Peter Piper branded stores of $46.7 million. Total company store sales in the Successor 2015 period reflect a 0.9% decrease in Chuck E. Cheese’s comparable store sales when compared to the Successor 2014 period and Predecessor 2014 period. The PPP Company-owned stores achieved comparable store sales growth of 5.7% for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014. Franchise fees and royalties were $13.2 million in the Successor 2015 Period compared to $3.5 million in the Successor 2014 period and $0.7 million in the Predecessor 2014 period. The increase in the Successor 2015 period was primarily due to an increase in the number of Chuck E. Cheese’s franchise stores and franchise fees and royalties from our PPP franchise stores of $6.9 million.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 14.8% in the Successor 2015 period, 14.2% in the Successor 2014 period and 14.1% in the Predecessor 2014 period. The Successor 2015 period includes the addition of PPP Company-owned stores, which have higher cost margins than our existing Chuck E. Cheese’s Company-owned stores due to the higher mix of food and beverage at our PPP Company-owned stores.
.

Labor expenses, as a percentage of Total company store sales, were 27.2% in the Successor 2015 period, 27.4% in the Successor 2014 period and 28.2% in the Predecessor 2014 period. The Successor 2015 period reflects improved labor management offset by an increase in minimum wage rates in certain states over the past year.
Advertising Expense
Advertising expense was $36.3 million in the Successor 2015 period, $24.8 million in the Successor 2014 period and $5.9 million in the Predecessor 2014 period. The Successor 2015 period reflects an increase in advertising directed to Moms, advertising to support our new menu launch, and an increase in advertising agency fees in connection with our transition in the second quarter of 2015 to new advertising agencies for our Chuck E. Cheese’s stores. Advertising expense also increased as a result of PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period and Predecessor 2014 period.
General and administrative expenses
General and administrative expenses were $52.2 million in the Successor 2015 period, $32.6 million in the Successor 2014 period and $8.0 million in the Predecessor 2014 period. The increase in general and administrative expenses in the Successor 2015 period is primarily due to an increase in legal fees related to Merger and labor-related litigation, costs related to the relocation of our corporate offices, PPP integration costs, and incremental general and administrative expenses for PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period and Predecessor 2014 period.
Transaction and Severance Costs
Transaction and severance costs were $0.4 million in the Successor 2015 period, $43.3 million in the Successor 2014 period and $11.6 million in the Predecessor 2014 period. The Transaction and severance costs in the Successor 2014 period include transaction costs of $37.3 million related to the Merger and the Sale Leaseback and employee benefits of $6.0 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction and severance costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger.
Income Taxes
Our effective income tax rate was 66.8% in the Successor 2015 period, 28.4% in the Successor 2014 period and 59.1% in the Predecessor 2014 period. Our effective tax rates differ from the statutory tax rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and Merger-related litigation.
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

Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
	(in thousands)
Net cash provided by operating activities	$88,298	$37,462	$22,314
Net cash used in investing activities	(60,180)	(986,943)	(9,659)
Net cash provided by (used in) financing activities	(77,238)	1,171,359	(13,844)
Effect of foreign exchange rate changes on cash	(977)	(77)	(313)
Change in cash and cash equivalents	$(50,097)	$221,801	$(1,502)
Interest paid	$53,868	$29,914	$938
Income taxes paid (refunded), net	$13,142	$22,777	$(79)

	Successor
	September 27, 2015	December 28, 2014
	(in thousands)
Cash and cash equivalents	$60,897	$110,994
Term loan facility, net of unamortized original issue discount	$747,578	$752,873
Senior notes	$255,000	$255,000
Note payable	$80	$113
Available unused commitments under revolving credit facility	$139,100	$139,100
Our cash and cash equivalents totaled $60.9 million and $111.0 million as of September 27, 2015 and December 28, 2014, respectively. Cash and cash equivalents as of September 27, 2015 and December 28, 2014 includes $6.2 million and $7.3 million, respectively, of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Successor 2015 Period Compared to Successor 2014 period and Predecessor 2014 period
Net cash provided by operating activities was $88.3 million in the Successor 2015 period, $37.5 million in the Successor 2014 period and $22.3 million in the Predecessor 2014 period. The Successor 2014 period reflects the impact of transaction and severance costs that were expensed in connection with the Merger, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities in the Predecessor 2014 period also reflects the impact of transaction costs expensed in connection with the Merger.
Net cash used in investing activities was $60.2 million in the Successor 2015 period, $986.9 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. The net cash used in investing activities in the Successor 2014 period relates primarily to consideration paid in connection with the Merger of $946.9 million.
Net cash (used in) provided by financing activities was $(77.2) million in the Successor 2015 period, $1,171.4 million in the Successor 2014 period and $(13.8) million in the Predecessor 2014 period. In the third quarter of 2015, we declared and paid a dividend of $70.0 million which is reflected as cash used in financing activities in the Successor 2015 period along with principal payments relating to the term loan and other lease related obligations. The cash provided by financing activities in the Successor 2014 period relates primarily to the proceeds from the issuance of debt of $1,011.2 million and the Apollo equity contribution of $350.0 million in connection with the Merger, partially offset by the repayment of the Predecessor facility of $348.0 million.

Debt Financing
Secured Credit Facilities
Our Secured Credit Facilities include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the balance paid at maturity. As of both September 27, 2015 and December 28, 2014, we had no borrowings outstanding under the revolving credit facility, and we had $10.9 million of letters of credit issued but undrawn under the facility.
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
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The applicable margin for borrowings under our term loan facility is subject to one step down based on our first lien senior secured leverage ratio. As of the quarter ended September 28, 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00, and as a result, the applicable margin under the term loan facility stepped down from 3.25% to 3.00% with respect to LIBOR borrowings and stepped down from 2.25% to 2.00% with respect to base rate borrowings. During the fourth quarter of 2015, the applicable margin will return to its previous level. During the nine months ended September 27, 2015, the federal funds rate ranged from 0.06% to 0.15%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.22%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable margin for borrowings under the revolving credit facility is subject to two step-downs based on our first lien senior secured leverage ratio. As of the quarter ended September 28, 2014, we achieved a first lien senior secured leverage ratio of less than 3.25 to 1.00, and as a result the applicable margin relating to the commitment fee owed in relation to our revolving credit and letters of credit facility stepped down from 0.50% to 0.375%. During the fourth quarter of 2015, the applicable margin will return to its previous level. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the nine months ended September 27, 2015 and 4.8% for the 226 day period ended September 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of September 27, 2015, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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
Senior Unsecured Debt
Our Senior Unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) bearing interest at a rate of 8.000% per year and maturing on February 15, 2022. The senior notes are registered under the Securities Act, do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for the nine months ended September 27, 2015 and 8.3% for the 226 day period ended September 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During the first nine months of 2015, we completed 189 game enhancements, 22 major remodels and one store expansion, and we opened three new domestic Company-owned Chuck E. Cheese’s stores, including one relocated store. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first nine months of 2015 totaled approximately $59.8 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
	(in thousands)
Growth capital spend (1)	$26,202	$19,312	$5,102
Maintenance capital spend (2)	25,403	19,660	4,608
IT capital spend	8,173	976	—
Total Capital Spend	$59,778	$39,948	$9,710
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2015 will total approximately $85 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $15 million for investments in one-time information technology initiatives, which include adding Wi-Fi to all of our stores, enhancing our financial and HR systems, and introducing a new labor management system; and (iii) approximately $40 million for various growth initiatives, including new store openings, relocations, expansions and major remodels. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 27, 2015, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015. As of September 27, 2015, there has been no material change to the information concerning our critical accounting policies and estimates.
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

•
excludes non-recurring income and expenses primarily related to (i) non-recurring franchise fee income; (ii) severance costs; (iii) integration costs in connection with acquisitions; (iv) employee and other legal claims and settlements; (v) costs incurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new corporate offices; (vii) sales and use tax refunds; (viii) miscellaneous professional fees; and (ix) certain insurance recoveries relating to prior year expense;

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

	Successor
	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Total revenues	$221,937	$199,689
Net income (loss) as reported	$(3,202)	$(13,279)
Interest expense	17,209	15,974
Income tax expense (benefit)	(1,508)	(6,936)
Depreciation and amortization	29,350	32,143
Non-cash impairments, gain or loss on disposal (1)	2,700	2,672
Non-cash stock-based compensation (2)	164	191
Rent expense book to cash (3)	2,468	2,008
Franchise revenue, net cash received (4)	386	2,104
Impact of purchase accounting (5)	249	610
Store pre-opening costs (6)	178	(22)
One-time items (7)	4,941	8,546
Cost savings initiatives (8)	505	529
Adjusted EBITDA	$53,440	$44,540
Adjusted EBITDA as a percent of total revenues	24.1%	22.3%

	Successor		Predecessor
	Nine Months Ended	For the 226 Day Period Ended	For the 47 Day Period Ended
	September 27, 2015	September 28, 2014	February 14, 2014
	(in thousands)
Total revenues	$699,523	$527,839	$114,243
Net income (loss) as reported	$1,648	$(39,935)	$704
Interest expense	52,031	43,256	1,151
Income tax expense (benefit)	3,319	(15,834)	1,018
Depreciation and amortization	89,597	85,383	9,883
Non-cash impairments, gain or loss on disposal (1)	5,742	5,223	294
Non-cash stock-based compensation (2)	733	191	12,639
Rent expense book to cash (3)	6,649	8,469	(1,190)
Franchise revenue, net cash received (4)	321	2,204	—
Impact of purchase accounting (5)	597	1,023	—
Store pre-opening costs (6)	539	485	131
One-time items (7)	12,546	46,532	(165)
Cost savings initiatives (8)	1,505	1,696	502
Adjusted EBITDA	$175,227	$138,693	$24,967
Adjusted EBITDA as a percent of total revenues	25.0%	26.3%	21.9%
__________________

(1)	Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets and (ii) gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger; (ii) severance expense and executive termination benefits; (iii) integration costs in connection with the PPP Acquisition; (iv) employee and other legal claims and settlements; (v) costs inccurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new coporate offices; (vii) sales and use tax refunds; (viii) miscellaneous professional fees; and (ix) certain insurance recoveries relating to prior year expense.

(8)
Relates to estimated net cost savings primarily from (i) the change from public to private ownership upon the closing of the Acquisition and elimination of public equity securities, with reductions in investor relations activities, directors fees and certain legal and other securities and filing costs; (ii) the full-year effect of cost savings initiatives implemented by the Company in 2013; (iii) the estimated effect of cost savings following the Acquisition from participation in Sponsor-leveraged purchasing programs including various supplies, travel and communications purchasing categories; (iv) the net impact of labor savings associated with changes in management; (v) cost savings in connection with the relocation of the Company’s corporate offices in 2015; (vi) labor savings associated with planned headcount reductions in 2015; (vii) estimated cost savings associated with the integration of PPP; (viii) the full-year effect of costs savings associated with upgrades to our telephone communication systems; and net of (ix) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of September 27, 2015 of $750.5 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended September 27, 2015 and September 28, 2014, the average cost of a block of cheese was $1.82 and $2.08, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million and $0.3 million for the three months ended September 27, 2015 and September 28, 2014, respectively. For the three months ended September 27, 2015 and September 28, 2014, the average cost of dough per pound was $0.46 and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million and $0.1 million for the three months ended September 27, 2015 and September 28, 2014, respectively. For the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014 the average cost of a block of cheese was $1.73, $2.31 and $2.43, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.0 million, $1.0 million and $0.3 million for the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014, respectively. For the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014 the average cost of dough per pound was $0.48, $0.50 and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.4 million, $0.3 million and $0.1 million for the nine months ended September 27, 2015, the 226 day period ended September 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 13 Company-owned stores in Canada. For the three and nine months ended September 27, 2015 our Canadian stores generated an operating loss of $0.9 million and $0.3 million, respectively, compared to our consolidated operating income of $12.5 million and $57.0 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended September 27, 2015 were $0.750 and $0.862, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and nine months ended September 27, 2015 would have decreased our reported consolidated operating results by less than $0.1 million and $(0.1) million, respectively.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 27, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

CEC ENTERTAINMENT, INC.

November 4, 2015	By:	/s/ Temple H. Weiss
Temple H. Weiss
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

November 4, 2015		/s/ Laurie E. Priest
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