Form 10-K
period 2016-01-03
CEC ENTERTAINMENT INC
filed 2016-03-02
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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

Kansas	48-0905805
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1707 Market Place Blvd, Suite 200 Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)
(972) 258-8507
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant is held by non-affiliates.
As of February 22, 2016, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including but not limited to:

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Economic uncertainty and changes in consumer discretionary spending in the United States and Canada;

•	Negative publicity concerning food quality, health, general safety and other issues, and changes in consumer preferences;

•	Expansion in international markets;

•	Our ability to generate sufficient cash flow to meet our debt service payments;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies, including, but not limited to, data security breaches;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate;

•	Our ability to successfully integrate the operations of companies we acquire; and

•	Litigation risks associated with our merger.

The forward-looking statements made in this report relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. Business.
Company Overview
The Company was originally incorporated under the name ShowBiz Pizza Place, Inc. and began trading on the NASDAQ Stock Market in 1989. In 1998, the Company changed its name to CEC Entertainment, Inc. and began trading on the New York Stock Exchange. CEC Entertainment, Inc. remained a publicly traded company until its common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014 in connection with the Merger (as defined below).
On October 16, 2014, we completed the acquisition of Peter Piper Pizza (“PPP”), a leading Arizona-based pizza and entertainment restaurant chain. PPP was founded in 1973 in Glendale, Arizona and has evolved from a discount pizza restaurant to one of the leading pizza and entertainment restaurant chains in the southwestern United States and Mexico.
We develop, operate and franchise family dining and entertainment centers (also referred to as “stores”) under the names “Chuck E. Cheese’s” and, since the acquisition of Peter Piper Pizza in October 2014, “Peter Piper Pizza.” Our stores are located in 47 states and 12 foreign countries and territories. As of January 3, 2016, we and our franchisees operated a total of 732 stores, of which 556 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 176 stores located in 16 states and 11 foreign countries and territories including Chile, Colombia, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago and the United Arab Emirates. We consider the family dining and entertainment business to be our sole reportable segment.
Chuck E. Cheese’s and Peter Piper Pizza stores offer a wholesome family dining experience, video games, skill games, rides and other attractions, along with tokens, tickets and prizes. Chuck E. Cheese’s stores are designed to uniquely appeal to its primary customer base of families with children between two and 12 years of age. Chuck E. Cheese’s and Peter Piper Pizza stores offer a variety of pizzas, wings, appetizers, salads and desserts, as well as certain gluten-free options. Soft drinks, coffee, and tea are also served, along with beer and wine in some locations. Chuck E. Cheese’s stores also offer sandwiches. Most Peter Piper Pizza stores offer lunch buffet options with unlimited pizza, salad and breadsticks. We are currently testing a lunchtime buffet concept at some of our Chuck E. Cheese’s stores.
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
Merger
On February 14, 2014, pursuant to an agreement and plan of merger (the “Merger Agreement”), an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the “Merger” or the “Acquisition”). As a result of the Merger, the shares of CEC Entertainment Inc. common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014. The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the “Apollo Funds”); (b) $248.5 million of borrowings under a bridge loan facility, which were shortly thereafter repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, which was undrawn at closing. We refer to our term loan facility and revolving credit facility together as the “Secured Credit Facilities.” See Part II, Item 7. “Management’s Discussion and Analysis - Financial Condition, Liquidity and Capital Resources - Debt Financing” for additional discussion of the senior notes, term loan facility and revolving credit facility.
We completed the Merger on February 14, 2014. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. Periods presented prior to and including February 14, 2014 represent the operations of the predecessor company (“Predecessor”) and the periods presented after February 14, 2014 represent the operations of the successor company (“Successor”). The fifty-two weeks ended December 28, 2014 include the 47 day Predecessor period from December 30, 2013 through February 14, 2014 (“Predecessor Period”) and the 317 day Successor period from February 15, 2014 through December 28, 2014 (“Successor Period”).
Sale Leaseback Transaction
On August 25, 2014, the Company closed a sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NNN”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NNN, and we leased each of the 49 properties back from NNN pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. The aggregate sale price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the Peter Piper Pizza acquisition. A majority of the remaining proceeds from the Sale Leaseback was used for capital expenditures and other general corporate purposes.
Acquisition of Peter Piper Pizza
On October 15, 2014, the Company entered into an agreement and plan of merger to acquire Peter Piper Pizza (“PPP”), a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico (the “PPP Acquisition”), for an aggregate purchase price of $113.1 million, net of cash acquired, which was funded with a portion of the net proceeds from the Sale Leaseback. We completed the PPP Acquisition on October 16, 2014.
Our Competitive Strengths
We attribute our success in large part to our established recognized brands, our unique and differentiated experience, our value-oriented family experience, our diversified and resilient business model and our experienced management team. Our stores are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese’s stores, guest WiFi in all our stores, and live television in our Peter Piper Pizza stores, can be experienced free of charge. We are also offering live television on a test basis in some of our Chuck E. Cheese’s stores. We also offer our guests packaged deals whereby they can receive a combination of food, drinks and tokens or game credits at discounted prices. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.
Our Strategic Plan
Our strategic plan is focused on increasing comparable store sales, improving profitability and margins and expanding our stores domestically and internationally.
Increase Comparable Store Sales. We have multiple drivers to increase our comparable store sales. We believe that guest experience is a key driver of our sales and have remained focused on refreshing and optimizing our offerings in order to continue to provide our guests with a highly engaging and entertaining environment. During 2015, we continued to focus on the experience we deliver to children, while improving the experience for moms and dads. Improvements to the Chuck E. Cheese’s stores included the introduction of a new menu, launched in the second quarter of 2015, offering additional items, such as desserts, wraps and thin-crust specialty pizzas. In the fourth quarter of 2015, we introduced our first limited-time-only menu item, the MacCheesy pizza. We intend to continue to provide other new limited-time-only menu items in 2016. We also tested weekday lunch buffets in 84 Chuck E. Cheese’s stores in 2015 and plan to introduce them in our other 440 Chuck E. Cheese’s Company-owned stores in 2016.
In addition to our enhanced food offerings, we have introduced several new initiatives to improve our overall guest experience. We introduced free Wi-Fi to all of our Chuck E. Cheese’s stores in 2015. Additionally, we introduced and tested a proprietary card system, which we refer to as PlayPass, in 41 of our Company-owned Chuck E. Cheese’s stores. Our customers have reacted positively to the PlayPass experience, and we expect to introduce PlayPass in all of our Company-owned Chuck E. Cheese’s stores throughout 2016 and 2017. We also expect to drive favorable comparable store sales performance through improved marketing efforts by focusing our marketing message towards kids via national television, cinema and promotional opportunities and marketing to moms through digital advertising, social media, public relations and e-mail. Finally, we believe that we can modify pricing, couponing and packaging in select markets across the U.S. while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.

Improve Profitability and Margins. We continuously focus on driving financial performance through expense rationalization across all of our stores and corporate functions. We believe that continued focus on operating margins and the deployment of best practices across each of our brands, and our corporate functions, will yield continued margin improvement. Our general managers at our stores and our corporate management staff have both revenue and profit incentives, which fosters a strict focus on both expense control and providing a high-quality experience for our guests. Additionally, we have implemented a number of cost saving initiatives across our business, such as an enhanced labor management tool that we introduced late in 2015 at all of our Chuck E. Cheese’s stores. In 2016, we plan to roll-out an improved store inventory management system. We expect these initiatives to generate cost savings in a number of key areas, including labor, utilities, supplies, food and general and administrative expenses. Our business model benefits from substantial operating leverage, enabling us to continue to drive margin improvement as we realize our strategic plan to grow our comparable store sales and our domestic and international store base.
Expand Our Stores Domestically and Internationally. We have developed a successful track record of opening new Chuck E. Cheese’s stores at attractive rates of return. We strategically locate our stores within convenient driving distance to large metropolitan areas with favorable demographic conditions. We believe that there are a significant number of additional locations, both domestically and internationally, with these characteristics in which a Chuck E. Cheese’s or Peter Piper Pizza store can be successful. For domestic new store openings, we undergo a rigorous due diligence and site selection process. This disciplined process has enabled us to achieve highly attractive returns, generating unlevered returns on our investment in new company-operated stores in excess of 20% on average (excluding allocated advertising and cannibalization of existing stores). Internationally, we have focused on our franchise model, through which we have developed partnerships with strong and reputable counterparties in order to grow our concept globally. Over the last few years, we have experienced growth in our international franchise store count, and we expect this to be a key area of growth going forward. Our franchise model is highly attractive in that it enables us to earn predictable and high-margin cash flow without any upfront capital requirements. We also benefit from a highly scalable existing platform that enables us to manage additional domestic and international stores without any material incremental costs.
We also believe that there are a significant number of domestic locations in which we can open new Peter Piper Pizza stores at similar attractive rates of return. The opening of new domestic PPP stores undergoes the same rigorous due diligence and site selection process as employed with Chuck E. Cheese’s store openings. Moving forward we plan to emphasize new Peter Piper Pizza locations as part of our domestic growth plans.
In 2015, we opened five new Company-owned Chuck E. Cheese’s stores in the United States, including two relocated stores, and 10 new franchise Chuck E. Cheese’s stores and two new franchise Peter Piper Pizza stores collectively in six countries, including two relocated stores. We did not open any new Company-owned Peter Piper Pizza stores in 2015. In 2016, we expect to open three to four Company-owned Chuck E. Cheese’s stores and five to nine Company-owned Peter Piper Pizza stores in the United States. We also expect to open 18 franchised Chuck E. Cheese’s stores and three franchised Peter Piper Pizza stores in 2016.
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
Food and beverage sales represented 45.1%, 43.2%, 44.8% and 45.1% of our Company store sales during Fiscal 2015, the Successor 2014 period, the Predecessor 2014 period and Fiscal 2013, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese’s and Peter Piper Pizza stores has a playroom area, which includes an array of amusement and entertainment options. These options range from classic skill games, such as air hockey, skee-ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese’s, we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and playroom floor. Each Peter Piper Pizza store also offers flat-screen televisions located throughout the dining area. Historically, tokens have been used to activate the games and rides in the playroom area; however, in 2015 we began testing PlayPass, a new proprietary game card system, in 41 of our Chuck E. Cheese’s Company-owned stores. PlayPass is similar to a debit card and allows customers to activate games and rides with their own personal card. Based on the results of this pilot program, we plan to introduce PlayPass to the rest of our Chuck E. Cheese’s Company-owned stores in 2016 and 2017. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.
Entertainment and merchandise sales represented 54.9%, 56.8%, 55.2% and 54.9% of our Company store sales during Fiscal 2015, the Successor 2014 period, the Predecessor 2014 period and Fiscal 2013, respectively.
Franchising
As of January 3, 2016, we franchised a total of 68 Chuck E. Cheese’s stores, with 29 stores located in the United States and 39 stores located in 11 foreign countries and territories, and a total of 108 Peter Piper Pizza stores, with 62 stores located in the United States and 46 stores located in Mexico. We also had 21 signed development and franchise agreements with rights to open another 116 Chuck E. Cheese’s stores in 18 countries, and five signed development and franchise agreements with rights to open another 20 Peter Piper Pizza stores in Texas. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
Our standard franchise agreements grant the franchisee the right to construct and operate a store and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. Most of our existing Chuck E. Cheese’s franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. Peter Piper Pizza’s franchise agreements are for a 10-year term and include a 10-year successor agreement on Peter Piper Pizza’s then standard form of agreement. The standard franchise agreement provides us with a right of first refusal should a franchisee decide to sell a store. We also enter into area development agreements, which grant franchisees exclusive rights to open a specified number of stores in a designated geographic area within a specified period of time. In addition to initial franchise and area development fees, the franchisee is charged a continuing monthly royalty fee equal to a percentage of its gross monthly sales, generally up to 6%, which varies by location and brand.
In 1985, we and our Chuck E. Cheese’s franchisees formed the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-owned and franchised Chuck E. Cheese’s stores. Routine business matters of the Association are conducted by a board of directors, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council that, among other responsibilities, oversees expenditures, including (a) the costs of development, purchasing and placement of advertising programs, including websites; (b) the costs to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts; and (c) the purchase of national network television advertising.
The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay to the Association a monthly contribution equal to a certain percentage of its gross monthly sales. Additionally, under these franchise agreements, we are required, with respect to Chuck E. Cheese’s Company-owned stores, to contribute at the same rates, or at higher rates in certain instances, as our franchisees. We and our franchisees are also required to spend minimum amounts on local advertising and could be required to make additional contributions to fund any deficits that may be incurred by the Association. Certain franchise agreements governing existing franchised Chuck E. Cheese’s outside of the United States currently require each franchisee to pay a certain percentage of their gross monthly sales to the Association to fund various advertising, media, and entertainment costs.
We do not currently have any advertising co-ops or a franchise advisory council with our Peter Piper Pizza franchisees, but we reserve the right to require the formation, merger or dissolution of either or both. Franchisees are required to contribute (a) 5% of weekly gross sales to be used to develop, produce, distribute and administer specific advertising, public relations and promotional programs that promote the services offered by system franchisees; and (b) 0.5% of weekly gross sales to be used to research, develop, produce, and support creative ideas and materials for use in commercial advertisements, public relations, and promotional campaigns in the United States (“U.S.”) and Mexico. We may elect at any time not to collect or maintain all or any portion of the amount contributed to fund advertising related programs and activities and, during such time that we have made such election, the monies not collected must be expended by the franchisees in their own markets. In addition, we are required, with respect to Company-owned Peter Piper Pizza restaurants, to contribute funds on the same basis as our franchisees.
Royalties, franchise and area development fees and other miscellaneous franchise income represented 1.9%, 0.9%, 0.6% and 0.6% of our total consolidated revenues during Fiscal 2015, the Successor 2014 period, the Predecessor 2014 period and Fiscal 2013, respectively.

Third-Party Suppliers
We use a network of 15 distribution centers operated by a single company to distribute most of the products and supplies used in our Chuck E. Cheese’s branded stores and one distribution center for our Peter Piper Pizza branded stores. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations.
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
Competition
The family dining and entertainment industries are highly competitive, with a number of major national and regional chains operating in each of these markets. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our stores. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we also compete directly and/or indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions, and other entertainment facilities for children.
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
Employees
As of January 3, 2016, we employed approximately 19,000 employees, including approximately 18,600 in the operation of our Company-owned stores and approximately 400 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our stores.
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
Available Information
We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). This information may also be obtained by contacting Investor Relations at 1707 Market Place Blvd, Suite 200, Irving, Texas 75063 or call (972) 258-4525 to obtain a hard copy of these reports without charge. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

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
Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer preferences and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer preferences or that the market will accept our business model. If revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments in the future, which could adversely impact our consolidated financial results. Additionally, we incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating, or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated stores, we may incur significant costs, which could adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs, which could adversely affect our business and our consolidated financial results.
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
Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer preferences and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer preferences or that the market will accept our business model. If revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments in the future, which could adversely impact our consolidated financial results. Additionally, we incur significant costs each time we open a new store and other expenses when we relocate or remodel existing stores. The expenses of opening, relocating, or remodeling any of our stores may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated stores, we may incur significant costs, which could adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling stores, we may incur significant costs, which could adversely affect our business and our consolidated financial results.
We may not be successful in the implementation of our marketing strategy, which could adversely affect our business and our consolidated financial results.
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) change in the mix of our media expenditures; (c) an increase in advertising directed to parents; and (d) promoting our brand and reasons to visit through free-standing inserts in newspapers, on television, and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids’ television advertising, free-standing inserts in newspapers, and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, we may incur additional advertising costs, and our business and our consolidated financial results could be adversely affected.
The restaurant and entertainment industries are highly competitive, and that competition could harm our business and our consolidated financial results.
We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality, and speed of service; type and quality of food; personnel; the number and location of restaurants; attractiveness of facilities; effectiveness of advertising; and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience, and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks, and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children’s interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our business and our consolidated financial results.
We may not be successful in the implementation of our marketing strategy, which could adversely affect our business and our consolidated financial results.
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) change in the mix of our media expenditures; (c) an increase in advertising directed to parents; and (d) promoting our brand and reasons to visit through free-standing inserts in newspapers, on television, and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids’ television advertising, free-standing inserts in newspapers, and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, we may incur additional advertising costs, and our business and our consolidated financial results could be adversely affected.
The restaurant and entertainment industries are highly competitive, and that competition could harm our business and our consolidated financial results.
We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality, and speed of service; type and quality of food; personnel; the number and location of restaurants; attractiveness of facilities; effectiveness of advertising; and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience, and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks, and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children’s interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our business and our consolidated financial results.
Economic uncertainty and changes in consumer discretionary spending in the U.S. and Canada could reduce sales at our stores and have an adverse effect on our business and our consolidated financial results.
Purchases at our stores are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our stores are located. A significant portion of our stores are clustered in certain geographic areas. Currently, a total of 179 Chuck E. Cheese’s stores are located in California, Texas, and Florida (176 are Company-owned and three are franchised locations), and a total of 134 Peter Piper Pizza stores are located in Arizona, Texas, and Mexico (30 are Company-owned and 104 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company store sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the U.S. and global economies are uncertain and are directly affected by numerous national and global financial, political and other factors that are beyond our control. Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars, resulting in lower customer traffic levels in our stores. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the U.S. or Canadian economies, leading to a further decrease in discretionary consumer spending. In addition, reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, and reduced access to credit may also result in lower levels of traffic to our stores. Moreover, our customer traffic may be impacted by major changes in U.S. fiscal policy. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our customer traffic and sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our stores, and thereby impact our future sales, and could also result in potential asset impairments and store closures.
Negative publicity concerning food quality, health, general safety or other issues, and changes in consumer preferences, could negatively affect our brand image and adversely affect our consolidated financial results.
Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups, or government authorities, resulting from food quality, illness, injury or other health concerns, or operating issues stemming from one store or a limited number of stores. Publicity concerning food-borne illnesses, injuries caused by food tampering, and general safety issues could negatively affect our operations, reputation and brand. Families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our stores. We have, from time to time, received negative publicity related to altercations and other safety-related incidents in certain of our stores. There can be no assurance that in the future we will not experience negative publicity regarding one or more of our stores, and the existence of negative publicity could adversely affect our brand image with our customers and our consolidated financial results.
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
In addition, our industry is affected by consumer preferences and perceptions. Changes in prevailing health or dietary preferences and perceptions may cause consumers to avoid certain products we offer in favor of alternative or healthier foods. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could adversely affect our brand image and consolidated financial results.
Our business may also be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illnesses and contagious diseases. To the extent that our customers feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in customer traffic, which could adversely affect our consolidated financial results.
Increases in food, labor, and other operating costs could adversely affect our consolidated financial results.
The performance of our stores is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand, and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.
A significant number of our store-level employees are subject to various laws concerning compensation. Several states and cities in which we operate stores have established a minimum wage higher than the federally-mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additionally, a number of our employees could be subject to changes in federal rules and regulations concerning increases to salary and compensation levels necessary for white collar workers to be classified as exempt in 2016 and beyond, as well as state-specific laws governing relative pay for male and female employees. Such changes in the minimum wage and other wage or salary requirements could increase our labor costs and could have an adverse effect on our profit margins and our consolidated financial results.
The performance of our stores could also be adversely affected by increases in the price of utilities on which the stores depend, such as electricity and natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for, among other things, insurance, marketing, taxes, real estate, borrowing, and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition, or other events beyond our control, which could have an adverse effect on our consolidated financial results.
Our strategy to open international franchised stores may not be successful and may subject us to unanticipated conditions in foreign markets, which could adversely impact our business and our ability to operate effectively in those markets.
Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new stores on a profitable basis. As we do not have a long history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised stores could adversely affect our planned growth. Moreover, our franchisees depend on the availability of financing to construct and open new stores. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting to the local culture. There can be no assurance that the Chuck E. Cheese’s and Peter Piper Pizza concepts will be accepted in targeted international markets.
Currently, our international franchisees operate stores in Chile, Colombia, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. We and our franchisees are subject to the regulatory, economic, and political conditions of any foreign market in which our franchisees operate stores. Any change in the laws, regulations, and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new stores on a timely and profitable basis. Delays or failures in opening new foreign market store locations could adversely affect our planned growth.
Our business dealings with foreign franchisees and vendors are subject to U.S. and foreign anti-corruption law, and investigations or enforcement actions brought under such law could adversely impact our business and our ability to operate effectively in those markets.
As a business that regularly enters into negotiations and contractual relationships with franchisees and vendors located in foreign countries, we are subject to the requirements of the United States Foreign Corrupt Practices Act and other domestic and foreign laws and regulations governing such activities. Although we have a strong compliance program that includes regular training and reinforcement of our employees who represent us in dealings with foreign individuals and entities on the laws impacting such dealings, we may be faced with investigations or enforcement actions by the United States or foreign governments arising from such dealings. Responding to such investigations or enforcement actions would be costly and may divert management’s attention and resources from the regular operation of our business, and together with any fines, penalties, or other actions ordered by governmental authorities, could adversely affect our business and consolidated financial results.
Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
We are a highly leveraged company. As of January 3, 2016, we had $1,001.8 million face value of outstanding indebtedness (excluding capital lease and sale leaseback obligations), in addition to $139.1 million available for borrowing under our revolving credit facility at that date. For the Fiscal year ended January 3, 2016, we had total debt service payments of $69.8 million.
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

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	impact our rent expense on leased space, which could be significant;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•	limit our ability to repurchase shares and pay cash dividends; and

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest.
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
We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations.
If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of our senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the Secured Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their loans, and we could be forced into bankruptcy or liquidation.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in an approximate $7.5 million increase in annual interest expense on indebtedness under the Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.
If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage our reputation with customers, and incur substantial costs.
The operation of our business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point-of-sales systems in our stores, data centers that process transactions, the enterprise resource planning system, the birthday reservation system, and various software applications used in our operations. In the ordinary course of our business, we also collect and store on our computer networks and information systems sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. A failure of our systems to operate effectively as a result of a cyber-attack, damage to, interruption, or failure of any of these systems could result in a failure to meet our reporting obligations, material misstatements in our Consolidated Financial Statements, or losses due to the disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. We purchase insurance coverage related to network security and privacy to limit the cost of any such failure or cyber-attack. However it is difficult to procure enough insurance to cover a cyber-attack. Despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated, resulting in a loss of customers’ or employees’ personal information, negative publicity or harm to our business and reputation that could cause us to incur costs to reimburse third parties for damages or to pay governmental fines, or cause a decrease in guest traffic.
Any disruption of our commodity distribution system could adversely affect our business and our consolidated financial results.
We use a network of 15 distribution centers operated by a single company to distribute most of the products and supplies used in our Chuck E. Cheese’s branded stores and one distribution center for our Peter Piper Pizza branded stores. Any failure by these distributors to adequately distribute products or supplies to our stores could increase our costs and have an adverse effect on our business and our consolidated financial results. Although we believe that alternative third-party distributors are available for our products and supplies, we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers, and there can be no assurance that our business would not be disrupted.
Our procurement of games, rides, entertainment-related equipment, redemption prizes, and merchandise is dependent upon a few global providers, the loss of any of which could adversely affect our business and our consolidated financial results.
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
We purchase merchandise from third parties and offer this merchandise to customers in exchange for prize tickets or for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to our customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals may in the future assert claims or file lawsuits, alleging that they have sustained injuries from third-party merchandise offered by us. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could adversely affect our business and our consolidated financial results.
We are subject to various government regulations, which could adversely affect our business and our consolidated financial results.
The development and operation of our stores are subject to various federal, state, and local laws and regulations in many areas of our business, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit, license or other regulatory approval, and those that relate to the operation of redemption, video, and arcade games and rides, the preparation of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses, or other regulatory approvals could delay or prevent the opening of a new store, remodel or expansion, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store.
We are also subject to laws governing our relationship with our employees, including minimum wage requirements, exempt status, overtime, other health insurance mandates, working and safety conditions, immigration status requirements, child labor laws, and non-discrimination laws. Additionally, potential changes in federal labor laws, including card verification regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Increases in the minimum wage result in higher labor costs, which may be only partially offset by price increases and operational efficiencies. Furthermore, we are also subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to litigation, as well as materially damage our reputation.

We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties, and/or fines, or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our consolidated financial results.
We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business, which could adversely affect our business and our consolidated financial results.
Our business is subject to the risk of litigation by customers, current and former employees, franchisees, suppliers, stockholders, or others, through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. From time to time, we are also involved in lawsuits with respect to alleged infringement of third party intellectual property rights, as well as challenges to our intellectual property.
We are continuously subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our stores serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately protected against such losses by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered by insurance could have an adverse effect on our business and our consolidated financial results.
Our business may be adversely affected by local conditions, natural disasters, and other events.
Certain regions in which our facilities (including our Support Center, stores, and warehouses) are located may be subject to adverse local conditions, natural disasters, and other events. Severe weather, such as heavy snowfall, ice, or extreme temperatures, may discourage or restrict customers in affected regions from traveling to our stores or prevent employees from performing their work in our facilities, which could adversely affect our sales. If severe weather conditions occur during the first quarter of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we typically generate our highest sales and profits during the first quarter. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our facilities, which may adversely affect our business and our consolidated financial results.
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
We have procured and maintain insurance coverage at levels that we believe are typical for a business of our type and size. However, we could experience a loss that either cannot be insured against or is not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws is generally not available. Under certain circumstances, plaintiffs may file certain types of claims that may not be covered by insurance. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Losses such as these, if they occur, could adversely affect our business and our consolidated financial results.
We are dependent on the service of certain personnel, and the loss of any of these personnel could harm our business.
Our success significantly depends on the continued employment and performance of our senior management team. We have employment agreements with certain members of our senior management team. However, we cannot prevent the members of our senior management team from terminating their employment with us. Losing the services of any member of senior management could harm our business until a suitable replacement is hired, and such replacement may not have equal experience or capabilities. Additionally, economic conditions or concerted overtures by competitors may lead to resignations of significant numbers of members of our operations management team, which may also negatively impact our consolidated financial results in the short term.
We may not be able to adequately protect our trademarks or other proprietary rights, which could have an adverse effect on our business and our consolidated financial results.
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, Internet domain name registrations and other proprietary rights relating to our operations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We therefore devote appropriate resources to the protection of our trademarks and proprietary rights. However, the protective actions that we take may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand, or competitive position, and if we commence litigation to enforce our rights, we may incur significant legal fees.
There can be no assurance that third parties will not claim that our trademarks, menu offerings, or advertising claims infringe upon their proprietary rights or constitute unfair competition. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements, lead to delays or cancellation of pre-paid marketing campaigns, or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our business and our consolidated financial results.
We are subject to risks in connection with owning and leasing real estate, which could adversely affect our consolidated financial results.
As an owner or lessee of the land and/or building for our Company-owned stores, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the stores. We may be compelled to continue to operate a non-profitable store due to our obligations under lease agreements, or we may close a non-profitable store and continue making rental payments with respect to the lease, which could adversely affect our consolidated financial results. Furthermore, economic instability may inhibit our landlords from securing financing and maintaining good standing in their existing financing arrangements, which could result in their inability to keep existing tenants or attract new tenants, thereby reducing customer traffic to our stores. The lease terms for our leased facilities vary, and some have only a short term remaining. Most-but not all-of our leased facilities have renewal terms. When a lease term expires, the Company may not be able to renew such lease on reasonable economic and commercial terms, or at all. Such failure to renew leases on reasonable economic and commercial terms could adversely affect our business and consolidated financial results.

We may not be successful in integrating the operations of companies we acquire, which could have an adverse effect on our business and results of operations.
We have engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as investments in other entities. Strategic transactions, such as the Peter Piper Pizza acquisition completed in October 2014, involve risks, including those associated with integrating operations or maintaining operations as separate (as applicable); financial reporting; disparate technologies and personnel of acquired companies; the diversion of management’s attention from other business concerns; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive and time consuming, and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
We are involved in litigation relating to the Merger Agreement that could divert management’s attention and harm our business.
As described in Part I, Item 3 of this report, “Legal Proceedings,” in 2014 the Company and individual former members of the Company’s board of directors (the “Board”) were named as defendants in a number of lawsuits related to the Merger Agreement and the Merger. These suits, which were subsequently consolidated into one action, generally allege, among other things, that the former directors breached their fiduciary duties owed to the Company’s stockholders by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of a Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would consider alternative acquisition proposals. These suits also allege that The Goldman Sachs Group aided and abetted the former directors’ alleged breaches of fiduciary duty in connection with the Company’s entry into the Merger Agreement as a result of various alleged conflicts of interest facing the bank. Although we believe this suit is without merit, the defense of this action is expensive and may divert management’s attention and resources, which could adversely affect our business.
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
Chuck E. Cheese’s and Peter Piper Pizza stores are typically located in densely populated locations within a 20-minute drive of our guests and are predominantly situated in shopping centers or in free-standing buildings near shopping centers. On average, Chuck E. Cheese’s existing stores are approximately 12,700 square feet, with table and chair seating generally averaging between 400 to 450 guests per store, and include approximately 70 to 80 games, rides and attractions. On average, Peter Piper Pizza existing stores are approximately 10,100 square feet, with table and chair seating generally averaging between 350 to 400 guests per store, and include approximately 40 games, rides and attractions.
The following tables summarize information regarding the number and location of stores we and our franchisees operated as of January 3, 2016:

Domestic	Company-Owned Stores	Franchised Stores	Total
Chuck E. Cheese’s	512	29	541
Peter Piper Pizza	32	62	94
Total domestic	544	91	635
International
Chuck E. Cheese’s	12	39	51
Peter Piper Pizza	—	46	46
Total international	12	85	97
Total stores in operation	556	176	732

Domestic	Company- Owned Stores	Franchised Stores	Total
Alabama	8	1	9
Alaska	1	—	1
Arizona	32	17	49
Arkansas	6	—	6
California	81	4	85
Colorado	10	—	10
Connecticut	4	—	4
Delaware	2	—	2
Florida	31	—	31
Georgia	15	—	15
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	16	—	16
Massachusetts	11	—	11
Michigan	16	—	16
Minnesota	8	—	8
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	6	—	6
New Hampshire	2	—	2
New Jersey	15	—	15
New Mexico	5	3	8
New York	22	—	22
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	6	—	6
Oregon	1	2	3
Pennsylvania	23	—	23
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	65	46	111
Utah	2	1	3
Virginia	12	3	15
Washington	8	3	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	544	91	635

International	Company- Owned Stores	Franchised Stores	Total
Canada	12	—	12
Chile	—	7	7
Guam	—	1	1
Guatemala	—	2	2
Mexico	—	54	54
Panama	—	2	2
Peru	—	3	3
Puerto Rico	—	3	3
Trinidad	—	1	1
Saudi Arabia	—	9	9
United Arab Emirates	—	2	2
Total international	12	85	97
Total stores in operation	556	176	732

Company Store Leases
Of the 524 Company-owned Chuck E. Cheese’s stores as of January 3, 2016, 10 are owned premises and 514 are leased. All of the 32 Company-owned Peter Piper Pizza stores as of January 3, 2016 are leased premises.
The terms of our store leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of January 3, 2016, two of our leases were month-to-month and 36 of our leases were set to expire in 2016. Of those set to expire in 2016, five have no available renewal options and the remainder have available renewal options expiring between 2017 and 2036. Our remaining leases are set to expire at various dates through 2035, with available renewal options that expire at various dates through 2054.
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
Corporate Offices and Warehouse Facilities
We lease 55,257 square feet of space in an office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in July 2026 with options to renew through July 2036.
Peter Piper Pizza leases a 5,243 square foot office building in Phoenix, Arizona, which serves primarily as its corporate office. The lease expires in September 2018 with no options to renew.
We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which primarily serves as a storage, distribution and refurbishing facility for our store fixtures and game equipment. The lease expires in August 2024 with options to renew through August 2034.
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
Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. On May 22, 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. The settlement currently awaits the Court’s approval. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On March 24, 2014, Franchesca Ford and Isabel Rodriguez filed a purported class action lawsuit against the Company in the U.S. District Court, Southern District of California, San Diego Division. The plaintiffs claim to represent other similarly-situated applicants who were subject to pre-employment background checks with the Company in California and across the United States from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. The plaintiffs seek an unspecified amount of damages. On September 23, 2014, the Company reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. On July 7, 2015, the Court entered an order preliminarily approving the settlement. On January 6, 2016, the Court signed the judgment approving the settlement. The Company expects this case to be closed during the second quarter of 2016. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the state of New York during the period October 17, 2008, as well as similarly-situated salaried exempt current and former employees throughout the remainder of the United States during the period October 17, 2011 to the present. The lawsuit alleges that current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. On July 16, 2015, the Court granted conditional certification of a collective group that included only the Assistant Managers and Senior Assistant Managers who worked in the four New York stores where plaintiff worked during his employment with the Company, while permitting plaintiff to obtain further discovery from the Company relating to his original motion. On November 18, 2015, the parties reached an agreement to settle the litigation. A draft of the proposed settlement agreement and the notice to class members are being finalized. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. Upon execution of the settlement agreement, the parties will submit the agreement to the Court for preliminary approval. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2014, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On January 9, 2015, the Company filed a Motion to Dismiss Plaintiff’s Second, Third, Seventh and Eighth Causes of Action. The court has not ruled on this motion. On February 26, 2015, the Court overruled the plaintiff’s motion to remand. On October 9, 2015, Plaintiff filed its Motion for Class Certification. On January 8, 2016, the court held a hearing on Plaintiff’s Motion for Class Certification. We expect the court to rule on the motion by the end of the first quarter of 2016. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of a Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would be able to consider alternative acquisition proposals. The Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached its fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
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
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated into one action. On July 21, 2015 a consolidated class action petition was filed as the operative consolidated complaint by Twin City Pipe Trades Pension Trust that continued to assert claims against CEC and its former directors; added The Goldman Sachs Group (“Goldman Sachs”) as a defendant; and removed all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the Company and its former directors filed a Motion to Dismiss and are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners sought appraisal of 750,000 shares of common stock. The Company answered the complaint and filed a verified list of stockholders, as required under Kansas law. The parties completed discovery in the case. On December 11, 2015, the court scheduled the trial in the case for February 16, 2016. On January 20, 2016, the court rescheduled the trial to February 22, 2016. On January 26, 2016, the parties settled the litigation on terms that included the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s cash settlement. The settlement payment was accrued in Fiscal 2015 and is included in “Transaction, severance and related litigation costs” in the Consolidated Statements of Earnings in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
Prior to the Acquisition, our common stock was listed on the New York Stock Exchange under the symbol “CEC.” As of January 3, 2016, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
In 2015, we declared and paid a dividend of $70 million. We did not declare any dividends in 2014.
Our ability to pay and declare dividends is restricted by our Secured Credit Facilities and senior notes. See further discussion of the Merger in Part I, Item 1. “Business - Merger” and Part II, Item 8. “Financial Statements and Supplementary Data - Note 2. Acquisition of CEC Entertainment, Inc.” of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends. Pursuant to our current revolving credit facility agreement, there are restrictions on the amount of cash dividends that we may pay on our common stock. See the discussion of our current revolving credit facility agreement included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt Financing.”
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during Fiscal 2015.

ITEM 6. Selected Financial Data.
The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year 2015 (1)	For the 317 Day Period Ended December 28, 2014 (5) (6)	For the 47 Day Period Ended February 14, 2014 (7)	Fiscal Year 2013 (1)	Fiscal Year 2012 (1)	Fiscal Year 2011 (1)
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor

	(in thousands, except percentages and store number amounts)
Statements of Earnings Data:
Company store sales	$905,110	$712,098	$113,556	$816,739	$798,937	$815,894
Sales percent increase (decrease):
Total company store sales	NM	NM	NM	2.2%	(2.1)%	0.3%
Comparable store sales (2)	NM	NM	NM	0.4%	(2.9)%	(2.0)%
Total revenues	$922,589	$718,581	$114,243	$821,721	$803,480	$821,178
Revenues percent increase (decrease)	NM	NM	NM	2.3%	(2.2)%	0.5%
Operating income (loss)	$55,131	$(32,259)	$2,873	$83,471	$79,071	$97,979
As a percent of total revenues	6.0%	NM	2.5%	10.2%	9.8%	11.9%
Net income (loss)	$(12,510)	$(62,088)	$704	$47,824	$43,590	$54,962
Balance Sheet Data (end of year):
Total assets	$1,733,035	$1,836,113	NM	$791,611	$801,806	$772,471
Total debt (3)	$994,448	$999,783	NM	$382,879	$412,216	$400,509
Stockholders’ equity	$208,546	$292,586	NM	$160,768	$143,274	$124,177
Dividends declared	$70,000	$—	$—	$17,372	$16,182	$15,806
Non-GAAP Financial Measures:
Adjusted EBITDA (4)	$220,936	$170,456	$24,967	$186,131	$184,024	198,412
Adjusted EBITDA as a percent of Total revenues	23.9%	23.7%	21.9%	22.7%	22.9%	24.2%
Number of Stores (end of period):
Company-owned	556	559	NM	522	514	507
Franchised	176	172	NM	55	51	49
	732	731	NM	577	565	556
_______________________

(1)	We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length and all other fiscal years presented were 52 weeks.

(2)
We define comparable store sales as the percentage change in sales for our domestic Company-owned stores that have been open for at least 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months as of the beginning of the applicable fiscal period. We believe comparable store sales to be a key performance indicator used within our industry; it is a critical factor in evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable store sales for Fiscal 2015 and the Successor 2014 period exclude the Peter Piper Pizza stores that were acquired in October 2014 as we had operated them for less than 12 months at the beginning of each respective fiscal year. Chuck E. Cheese’s comparable store sales for Fiscal 2015 decreased 0.4% in 2015. On a proforma basis, combining the successor and predecessor 2014 periods, Chuck E. Cheese’s comparable store sales decreased 2.2% in 2014. On a standalone basis, Peter Piper Pizza’s comparable store sales increased 5.2% in 2015, 4.6% in 2014, 4.9% in 2013 and 4.6% in 2012. The impact of the 53rd week on comparable store sales was excluded from these percentages for Fiscal 2015.

(3)	Total debt includes our senior notes, our outstanding borrowings under the term loan facility, the revolving credit facility, and the Predecessor Facility, and capital lease obligations.

(4)
See the definition of Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Measures” below.

(5)	The financial results for the period February 15, 2014 through December 28, 2014 represent the 317 day Successor period following the Merger.

(6)	Results for the Successor 2014 period include the revenues and expenses for Peter Piper Pizza for the 73 day period from October 17, 2014 through December 28, 2014.

(7)	The financial results for the period December 29, 2013 through February 14, 2014 represent the 47 day Predecessor period prior to the Merger.

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
Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States (“GAAP”), and our use of the term Adjusted EBITDA varies from others in our industry. Adjusted EBITDA should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

•
excludes non-recurring income and expenses primarily related to (i) non-recurring franchise fee income; (ii) severance costs; (iii) integration costs in connection with acquisitions; (iv) employee and other legal claims and settlements; (v) costs incurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new corporate offices; (vii) sales and use tax refunds relating to prior periods; (viii) miscellaneous professional fees; and (ix) certain insurance recoveries relating to prior year expense;

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

	Fiscal 2015	For the 317 Day Period Ended December 28, 2014	For the 47 Day Period Ended February 14, 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
		(in thousands)
Total revenues	$922,589	$718,581	$114,243	$821,721	$803,480	$821,178

Net income (loss) as reported	$(12,510)	$(62,088)	$704	$47,824	$43,590	$54,962
Interest expense	70,582	60,952	1,151	7,453	9,401	8,875
Income tax expense (benefit)	(2,941)	(31,123)	1,018	28,194	26,080	34,142
Depreciation and amortization	119,294	118,556	9,883	79,028	79,510	81,560
Non-cash impairments, gain or loss on disposal (1)	8,934	9,841	294	6,360	10,314	5,774
Non-cash stock-based compensation (2)	838	703	12,639	8,481	7,468	7,185
Rent expense book to cash (3)	8,463	10,616	(1,190)	714	(313)	1,675
Franchise revenue, net cash received (4)	1,217	2,585	—	—	—	—
Impact of purchase accounting (5)	995	1,496	—	—	—	—
Store pre-opening costs (6)	792	1,166	131	2,057	1,525	391
One-time items (7)	23,085	55,109	(165)	(40)	99	372
Cost savings initiatives (8)	2,187	2,643	502	6,060	6,350	3,476
Adjusted EBITDA	$220,936	$170,456	$24,967	$186,131	$184,024	$198,412
Adjusted EBITDA as a percent of total revenues	23.9%	23.7%	21.9%	22.7%	22.9%	24.2%
__________________

(1)
Relates primarily to (i) the impairment of Company-owned stores or impairments of long lived assets; (ii) gains or losses upon disposal of property or equipment; and (iii) inventory obsolescence charges outside of the ordinary course of business.

(2)	Represents non-cash equity-based compensation expense.

(3)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlord incentives and allowances in the period in which it was received.

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

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger, Sale Leaseback transaction and PPP Acquisition; (ii) severance expense and executive termination benefits; (iii) integration costs in connection with the PPP Acquisition; (iv) employee and other legal claims and settlements; (v) costs incurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new corporate offices; (vii) sales and use tax refunds relating to prior periods; (viii) miscellaneous professional fees; and (ix) certain insurance recoveries relating to prior year expense.

(8)
Relates to estimated net cost savings primarily from (i) the change from public to private ownership upon the closing of the Acquisition and elimination of public equity securities, with reductions in investor relations activities, directors’ fees and certain legal and other securities and filing costs; (ii) the full-year effect of cost savings initiatives implemented by the Company in 2013; (iii) the estimated effect of cost savings following the Acquisition from participation in Sponsor-leveraged purchasing programs including various supplies, travel and communications purchasing categories; (iv) the net impact of labor savings associated with changes in management; (v) cost savings in connection with the relocation of the Company’s corporate offices in 2015; (vi) labor savings associated with planned headcount reductions in 2015; (vii) estimated cost savings associated with the integration of PPP; (viii) the full-year effect of costs savings associated with upgrades to our telephone communication systems; and net of (ix) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” “CEC”, the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Guidance.
Fiscal Year
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal year ended January 3, 2016 consisted of 53 weeks and the fiscal years ended December 28, 2014 and December 29, 2013 each consisted of 52 weeks. References to 2015 and 2013 are for the fiscal years ended January 3, 2016 and December 29, 2013, respectively.
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
Executive Summary
Our Strategic Plan
Our strategic plan is focused on increasing comparable store sales, improving profitability and margins and expanding our stores domestically and internationally. See discussion of our strategic plan included in Part I, Item 1. “Business - Our Strategic Plan.”
The Merger
On February 14, 2014, pursuant to an agreement and plan of merger (the “Merger Agreement”), an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the “Merger” or the “Acquisition”). As a result of the Merger, the shares of CEC Entertainment Inc. common stock ceased to be traded on the New York Stock Exchange after close of market on February 14, 2014. The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the “Apollo Funds”); (b) $248.5 million of borrowings under a bridge loan facility, which were shortly thereafter repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, which was undrawn at closing. See “Financial Condition, Liquidity and Capital Resources - Debt Financing” for additional discussion of the senior notes, term loan facility and revolving credit facility.

Acquisition of Peter Piper Pizza
On October 15, 2014, the Company entered into an agreement and plan of merger to acquire PPP, a leading pizza and entertainment restaurant chain operating in the southwestern U.S. and Mexico, for an aggregate purchase price of $113.1 million, net of cash acquired (the “PPP Acquisition”). We completed the PPP Acquisition on October 16, 2014, and funded it with a portion of the cash proceeds from the sale leaseback transaction we completed on August 25, 2014 with National Retail Properties, Inc. (the “Sale Leaseback”).
53rd Week Impact
Our Successor 2015 period (as defined below) consisted of 53 weeks compared to 52 weeks in the combined Successor and Predecessor 2014 periods, resulting in one additional operating week in the fourth quarter of the Successor 2015 period. The favorable impact to total revenues and company store sales from the additional operating week was approximately $24.7 million, and $24.5 million, respectively. We estimate that the additional operating week benefited the Successor 2015 period net income by approximately $3.5 million and Adjusted EBITDA by approximately $11.5 million, primarily due to the operating leverage obtained from the additional high sales volume in the 53rd week.
Fiscal 2015 Overview
In the following MD&A, we have presented the results of operations and cash flows separately for the fiscal year ended January 3, 2016 (“Successor 2015 period”), the 317 day period from February 15, 2014 to December 28, 2014 (the “Successor 2014 period”), the 47 day period from December 29, 2014 to February 14, 2014 (the “Predecessor 2014 period”) and the fiscal year ended December 29, 2013 (the “Predecessor 2013 period”). The Successor and Predecessor periods have been demarcated by a solid black line.

•	Total revenues of $922.6 million in the Successor 2015 period compared to total revenues of $718.6 million in the Successor 2014 period and $114.2 million in the Predecessor 2014 period.

•
Adjusted EBITDA of $220.9 million in the Successor 2015 period compared to adjusted EBITDA of $170.5 million in the Successor 2014 period and $25.0 million in the Predecessor 2014 period. We estimate our Adjusted EBITDA for 2015, before the impact of the 53rd week, to be approximately $209.4 million.

•	Net loss of $12.5 million in the Successor 2015 period compared to a net loss of $62.1 million in the Successor 2014 period and net income of $0.7 million in the Predecessor 2014 period.

•
Cash provided by operations was $100.6 million for the Successor 2015 period compared to $48.1 million for the Successor 2014 period and $22.3 million for the Predecessor 2014 period. The increase in the Successor 2015 period was primarily driven by an additional week of operations in 2015, transaction, severance and related litigation costs incurred in 2014 in connection with the Merger.

Overview of Operations
We currently operate and franchise family dining and entertainment centers under the names “Chuck E. Cheese’s” and “Peter Piper Pizza.” We are located in 47 states and 12 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. Our family leisure offerings include video games, skill games, rides, musical and comical shows and other attractions along with tokens, tickets and prizes for kids. Our wholesome family dining offerings are centered on made-to-order pizzas, salads, sandwiches, wings, appetizers, beverages and desserts.

The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Twelve Months Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Number of Company-owned stores:
Beginning of period	559	522	514
New(1)	5	11	13
Acquired by the Company (2)	—	32	—
Acquired from franchisee	—	1	—
Closed(1)	(8)	(7)	(5)
End of period	556	559	522
Number of franchised stores:
Beginning of period	172	55	51
New (3)	12	10	6
Acquired by the Company (2)	—	110	—
Acquired from franchisee	—	(1)	—
Closed (3)	(8)	(2)	(2)
End of period	176	172	55
Total number of stores:
Beginning of period	731	577	565
New (4)	17	21	19
Acquired by the Company (2)	—	142	—
Acquired from franchisee	—	—	—
Closed (4)	(16)	(9)	(7)
End of period	732	731	577
 __________________

(1)	The number of new and closed Company-owned stores during 2015, 2014 and 2013 included two, two and one stores, respectively, that were relocated.

(2)	In October 2014, we acquired Peter Piper Pizza, including 32 Company-owned stores and 110 franchised stores.

(3)	The number of new and closed franchise stores during 2015, 2014 and 2013 included two, one, and one stores, respectively, that were relocated.

(4)	The number of new and closed stores during 2015, 2014 and 2013 included four, three and two stores, respectively, that were relocated.

Comparable store sales. We define “comparable store sales” as the percentage change in sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months as of the beginning of Fiscal 2015. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

The following table summarizes information regarding our average annual comparable store sales and comparable store base:

	Fiscal Year Ended (1)
	January 3, 2016	December 28, 2014	December 29, 2013
	(in thousands, except store number amounts)
Average annual sales per comparable store (2) (3)	$1,563	$1,550	$1,573
Number of stores included in our comparable store base (3)	489	485	485
__________________

(1)	The information for the Fiscal year ended January 3, 2016 is presented on a 52 week basis.

(2)
Average annual sales per comparable store is calculated based on the average weekly sales of our comparable store base. The amount of average annual sales per comparable store cannot be used to compute year-over year comparable store sales increases or decreases due to the change in the comparable store base. Additionally, the average annual sales amount for Fiscal 2015 excludes the impact of an additional 53rd week of sales. Including the 53rd week in Fiscal 2015, the average annual sales per comparable store in thousands was $1,607.

(3)
Average annual sales per comparable store and the comparable store base exclude the Peter Piper Pizza branded stores that were acquired in October 2014 as we have operated them for less than 12 months as of the beginning of Fiscal 2015 and 2014.

The PPP Company-owned stores have achieved excellent comparable store sales growth over the past several years. For Fiscal 2015, excluding the 53rd week of operations, Fiscal 2014 and Fiscal 2013, PPP comparable store sales growth has been 5.2%, 4.6% and 4.9%, respectively. Including the impact of the 53rd week in 2015, the PPP comparable store sales growth for Fiscal 2015 was 7.3%.
Revenues. Our primary source of revenues is sales at our Company-owned stores (“company store sales”), which consist of the sale of food, beverages, game-play tokens, PlayPass card game credits and merchandise. A portion of our company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“Package Deals”), which we promote through in-store menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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

“Cost of food and beverage” and “Cost of entertainment and merchandise,” as a percentage of company store sales, are influenced both by the cost of products and the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
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
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or our Secured Credit Facilities (see discussion of our senior notes and Secured Credit Facilities under “Financial Condition, Liquidity and Capital Resources - Debt Financing”). Adjusted EBITDA is a measure used by management to evaluate our performance. Adjusted EBITDA provides additional information about certain trends, material non-cash items and unusual items that we do not expect to continue at the same level in the future, as well as other items. See Part II, Item 6. “Selected Financial Data - Non-GAAP Financial Measures” for additional information about Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Results of Operations
The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Fiscal Year Ended		For the 317 Day Period Ended		For the 47 Day Period Ended		Fiscal Year Ended
	January 3, 2016 (1) (2)		December 28, 2014 (1)		February 14, 2014		December 29, 2013
	Successor		Successor		Predecessor		Predecessor

Food and beverage sales	$408,095	45.1%	$307,696	43.2%	$50,897	44.8%	$368,584	45.1%
Entertainment and merchandise sales	497,015	54.9%	404,402	56.8%	62,659	55.2%	448,155	54.9%
Total company store sales	$905,110	100.0%	$712,098	100.0%	$113,556	100.0%	$816,739	100.0%

 __________________

(1)
Company store sales for the Successor 2014 period include sales from the acquired Peter Piper Pizza stores for the 73 day period from October 17, 2014 through December 28, 2014. Total Food and beverage sales and Entertainment and merchandise sales from PPP stores were $8.0 million and $2.5 million, respectively, for the 2014 Successor period since the PPP Acquisition.

(2)	Company store sales for Fiscal 2015 include the impact of an additional 53rd week of revenues. Excluding the 53rd week in 2015, total company store sales were approximately $880.7 million.

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year Ended		For the 317 Day Period Ended		For the 47 Day Period Ended		Fiscal Year Ended
	January 3, 2016		December 28, 2014 (4)		February 14, 2014		December 29, 2013
	Successor		Successor		Predecessor		Predecessor
	(in thousands, except percentages)
Total company store sales	$905,110	98.1%	$712,098	99.1%	$113,556	99.4%	$816,739	99.4%
Franchise fees and royalties	17,479	1.9%	6,483	0.9%	687	0.6%	4,982	0.6%
Total revenues	922,589	100.0%	718,581	100.0%	114,243	100.0%	821,721	100.0%
Company store operating costs:
Cost of food and beverage(1)	104,434	25.6%	79,996	26.0%	12,285	24.1%	90,363	24.5%
Cost of entertainment and merchandise(2)	31,519	6.3%	24,608	6.1%	3,729	6.0%	29,775	6.6%
Total cost of food, beverage, entertainment and merchandise(3)	135,953	15.0%	104,604	14.7%	16,014	14.1%	120,138	14.7%
Labor expenses(3)	250,584	27.7%	200,855	28.2%	31,998	28.2%	229,172	28.1%
Depreciation and amortization(3)	115,236	12.7%	115,951	16.3%	9,733	8.6%	78,167	9.6%
Rent expense(3)	96,669	10.7%	76,698	10.8%	12,365	10.9%	78,463	9.6%
Other store operating expenses(3)	143,078	15.8%	119,896	16.8%	15,760	13.9%	131,035	16.0%
Total Company store operating costs(3)	741,520	81.9%	618,004	86.8%	85,870	75.6%	636,975	78.0%
Other costs and expenses:
Advertising expense	47,146	5.1%	33,702	4.7%	5,903	5.2%	41,217	5.0%
General and administrative expenses	66,003	7.2%	48,182	6.7%	7,963	7.0%	56,691	6.9%
Transaction, severance and litigation related costs	11,914	1.3%	50,545	7.0%	11,634	10.2%	316	—%
Asset impairments	875	0.1%	407	0.1%	—	—%	3,051	0.4%
Total operating costs and expenses	867,458	94.0%	750,840	104.5%	111,370	97.5%	738,250	89.8%
Operating income (loss)	55,131	6.0%	(32,259)	(4.5)%	2,873	2.5%	83,471	10.2%
Interest expense	70,582	7.7%	60,952	8.5%	1,151	1.0%	7,453	0.9%
Income (loss) before income taxes	(15,451)	(1.7)%	$(93,211)	(13.0)%	$1,722	1.5%	$76,018	9.3%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company store sales.

(4)	Results for the Successor 2014 period include the revenues and expenses for PPP for the 73 day period from October 17, 2014 through December 28, 2014.
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

Successor 2015 Period (Fiscal 2015) Compared to Successor 2014 Period (317 day period ended December 28, 2014) and Predecessor 2014 Period (47 day period ended February 14, 2014)
Our 2015 fiscal year consisted of 53 weeks compared to 52 weeks for the combined Successor and Predecessor 2014 periods. We have estimated the fiscal 2015 operating results on a comparable 52-week basis under the caption “53rd Week Impact.”

Revenues
Company store sales were $905.1 million for the Successor 2015 period compared to $712.1 million for the Successor 2014 period and $113.6 million for the Predecessor 2014 period. Total company store sales in the Successor 2015 period reflect revenues from our Peter Piper stores of $61.4 million, compared to $10.5 million in the Successor 2014 period, and approximately $24.5 million in Company-store sales generated from an additional week of operations in the Successor 2015 period. Before the impact of the extra week of operations in the Successor 2015 period, Chuck E. Cheese’s comparable store sales decreased (0.4)% due to a decrease in comparable store sales in the first quarter of 2015 followed by three consecutive quarters of comparable store sales growth. Excluding the additional week of operations in 2015, the PPP Company-owned stores achieved comparable store sales growth of 5.2% for the 2015 fiscal year compared to the 2014 fiscal year.
Franchise fees and royalties were $17.5 million in the Successor 2015 Period compared to $6.5 million in the Successor 2014 period and $0.7 million in the Predecessor 2014 period. The increase in the Successor 2015 period was primarily due to an increase in the number of Chuck E. Cheese’s franchise stores and franchise fees and royalties from our PPP franchise stores of $9.2 million.
Company Store Operating Costs
Generally, company store operating expenses as a percentage of sales benefited from operating leverage associated with the additional week of operations in 2015.
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.0% in the Successor 2015 period compared to 14.7% in the Successor 2014 period and 14.1% in the Predecessor 2014 period. The Successor 2015 and Successor 2014 periods include the addition of PPP Company-owned stores, which have higher cost margins than our existing Chuck E. Cheese’s Company-owned stores due to the higher mix of food and beverage at our PPP Company-owned stores.
Labor expenses, as a percentage of Total company store sales, were 27.7% in the Successor 2015 period, 28.2% in the Successor 2014 period and 28.2% in the Predecessor 2014 period. The Successor 2015 period reflects improved labor management offset by an increase in minimum wage rates in certain states over the past year.
Depreciation and amortization expense was $115.2 million in the Successor 2015 period, $116.0 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. The decrease in depreciation and amortization in the Successor 2015 period is primarily due to an increase in depreciation expense during the Successor 2014 period from certain property, plant and equipment assets that were assigned short useful lives from the acquisition method of accounting as a result of the Merger, partially offset by a full year’s depreciation of the property, plant and equipment assets acquired in the PPP Acquisition..
Rent expense was $96.7 million in the Successor 2015 period, $76.7 million in the Successor 2014 period and $12.4 million in the Predecessor 2014 period. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense was $7.3 million in the Successor 2015 period and $6.9 million in the Successor 2014 period compared to $(0.9) million in the Predecessor 2014 period. The increase in rent in the Successor 2015 period also reflects an increase in cash rent from new store development and expansions of existing stores.
Advertising Expenses
Advertising expenses were $47.1 million in the Successor 2015 period, $33.7 million in the Successor 2014 period and $5.9 million in the Predecessor 2014 period. As a percentage of Total Company sales, advertising expenses were 5.1%, 4.7% and 5.2%, respectively, in the Successor 2015 period, Successor 2014 period, and Predecessor 2014 period. The Successor 2015 period reflects an increase in advertising directed to Moms, advertising to support our new menu launch, and an increase in advertising agency fees in connection with our transition in 2015 to new advertising agencies for our Chuck E. Cheese’s stores. Advertising expense also increased as a result of PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period prior to the date of the PPP Acquisition and the Predecessor 2014 period.

General and administrative expenses
General and administrative expenses were $66.0 million in the Successor 2015 period, $48.2 million in the Successor 2014 period and $8.0 million in the Predecessor 2014 period. The increase in general and administrative expenses in the Successor 2015 period is primarily due to a $2.3 million increase in PPP integration costs, costs related to the relocation of our corporate offices and incremental general and administrative expenses for PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period prior to the date of the PPP Acquisition.

Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $11.9 million for the Successor 2015 period, $50.5 million for the Successor 2014 period and $11.6 million for the Predecessor 2014 period. The Transaction, severance and related litigation costs for the Successor 2015 period relate primarily to $11.1 million in legal fees and settlements related to Merger related litigation, and severance payments of $0.7 million The Transaction, severance and related litigation costs in the Successor 2014 period include transaction costs of $42.5 million related to the Merger, the Sale Leaseback and the PPP Acquisition, Merger related litigation costs of $1.8 million, and employee benefits of $6.3 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction, severance and related litigation costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger.
Interest Expense
Interest expense was $70.6 million in the Successor 2015 period, $61.0 million in the Successor 2014 period, and $1.2 million in the Predecessor 2014 period. Interest expense in the Successor 2015 period reflects a full year of interest on the debt issued to fund a portion of the Merger when compared to the Successor 2014 period. Our weighted average effective interest rate under our Secured Credit Facilities and senior notes was 5.5% for the Successor 2015 period and 6.2% for the Successor 2014 period (including the bridge loan). Excluding the impact of $4.9 million of issuance costs and interim interest related to the bridge loan facility, our weighted average effective interest rate would have been 5.7% for the Successor 2014 period.
Income Taxes
Our effective income tax rate was 19.0% in the Successor 2015 period, 33.4% in the Successor 2014 period and 59.1% in the Predecessor 2014 period. Our effective income tax rate for the Successor 2015 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible legal fees and settlements related to the Merger, partially offset by benefits stemming from federal and state employment related income tax credits. Our effective income tax rate for the Successor 2014 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and acquisition of PPP, partially offset by the favorable impact of a net decrease in our liability for uncertain tax positions. Our effective income tax rate for the Predecessor 2014 period differs from the statutory rate due to the unfavorable impact of non-deductible costs related to the Merger, a net increase in our liability for uncertain tax positions, and an increase in income tax expense resulting from certain state income tax credits carried forward which we estimate will expire unused, partially offset by federal employment related income tax credits.
Successor 2014 Period (317 day period ended December 28, 2014) Compared to Predecessor 2014 Period (47 day period ended February 14, 2014) and Predecessor 2013 Period (Fiscal 2013)
Revenues
Company store sales were $712.1 million for the Successor 2014 period, compared to $113.6 million for the Predecessor 2014 period and $816.7 million for the Predecessor 2013 period. Company store sales in the Successor 2014 period reflect revenues from eleven additional Chuck E. Cheese’s branded stores opened, less revenues from seven stores closed since February 14, 2014, and store sales from Peter Piper Pizza branded stores of $10.5 million. Total company store sales in the Successor 2014 period and Predecessor 2014 period reflect a 2.2% decrease in comparable store sales. Franchise fees and royalties were $6.5 million in the Successor 2014 period, $0.7 million in the Predecessor 2014 period and $5.0 million in the Predecessor 2013 period. The increase in the Successor 2014 period was primarily due to an increase in the number of Chuck E. Cheese’s franchise stores and franchise fees and royalties from our PPP franchise stores of $1.8 million.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total Company store sales, was 14.7% in the Successor 2014 period, 14.1% in the Predecessor 2014 period, and 14.7% in Predecessor 2013 period. The decrease in the Predecessor 2014 period was attributable to our cost savings initiatives that were fully implemented in the second quarter of 2013, partially offset by commodity cost inflation during 2014.
Labor expenses, as a percentage of Total Company store sales, were 28.2% in the Successor 2014 period, 28.2% in the Predecessor 2014 period, and 28.1% in Predecessor 2013 period. Labor expenses remained relatively flat as a percentage of sales.
Depreciation and amortization expense was $116.0 million in the Successor 2014 period, $9.7 million in the Predecessor 2014 period and $78.2 million in Predecessor 2013 period. The increase in depreciation and amortization in the Successor 2014 period is primarily due to a higher basis in our property, plant and equipment from the acquisition method of accounting as a result of the Merger.
Rent expense was $76.7 million in the Successor 2014 period, $12.4 million in the Predecessor 2014 period and $78.5 million in Predecessor 2013 period. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense was $6.9 million in the Successor 2014 period compared to $(0.9) million in the Predecessor 2014 period and $1.3 million in the Predecessor 2013 period. The increase in rent in the Successor 2014 period also reflects an increase in cash rent from new store development and expansions of existing stores.
Advertising Expenses
Advertising expenses were $33.7 million in the Successor 2014 period, $5.9 million in the Predecessor 2014 period, and $41.2 million in the Predecessor 2013 period. As a percentage of Total company sales, advertising expenses were 4.7%, 5.2%, and 5.0%, respectively, in the Successor 2014 period, Predecessor 2014 period and Predecessor 2013 period, reflecting a reduction in digital brand advertising spend and a decrease in television production costs, partially offset by an increase in national television advertising.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $50.5 million for the Successor 2014 period and $11.6 million for the Predecessor 2014 period. The Transaction, severance and related litigation costs in the Successor 2014 period include transaction costs of $42.5 million related to the Merger, the Sale Leaseback and the PPP Acquisition, Merger related litigation costs of $1.8 million, and employee benefits of $6.3 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction, severance and related litigation costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger. There were $0.3 million of Transaction, severance and related litigation costs in Predecessor 2013 period.
Asset Impairments
In the Successor 2014 period, we recognized an asset impairment charge of $0.4 million primarily related to four stores. In the Predecessor 2013 period, we recognized an asset impairment charge of $3.1 million primarily related to seven stores, of which three stores were previously impaired. We continue to operate all but one of these stores. The impairment charge was based on the determination that these stores were adversely impacted by various economic factors in the markets in which they are located. Management determined that the estimated fair value of certain long-lived assets at these stores (determined from discounted future projected operating cash flows of the stores over their remaining lease term) had declined below their carrying amount. For additional information about these impairment charges, refer to Note 6. “Property and Equipment - Asset Impairments” in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Interest Expense
Interest expense was $61.0 million in the Successor 2014 period, $1.2 million in the Predecessor 2014 period, and $7.5 million in the Predecessor 2013 period. Interest expense in the Successor 2014 period reflects an increase in our level of debt compared to the Predecessor 2014 and 2013 periods, as a result of debt issued to fund a portion of the Merger, as well as an increase in our weighted average effective interest rate. Interest expense for the Successor 2014 period also includes amortization of debt issuance costs related to our Secured Credit Facilities and senior notes, amortization of our term loan facility original issue discount, commitment and other fees related to our Secured Credit Facilities and interest related to the Sale Leaseback and capital leases. Our weighted average effective interest rate under our Secured Credit Facilities and senior notes, including the bridge loan, for the Successor 2014 period was 6.2%. Excluding the impact of $4.9 million of issuance costs and interim interest related to the bridge loan facility, our weighted average effective interest rate would have been 5.7% for the Successor 2014 period.

Income Taxes
Our effective income tax rate was 33.4% in the Successor 2014 period, 59.1% in the Predecessor 2014 period, and 37.1% in Predecessor 2013 period. Our effective income tax rate for the Successor 2014 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and the PPP Acquisition, partially offset by the favorable impact of a net decrease in our liability for uncertain tax positions (primarily resulting from the expiration of statutes of limitations). Our effective income tax rate for the Predecessor 2014 period differs from the statutory rate due to the unfavorable impact of non-deductible costs related to the Merger, a net increase in our liability for uncertain tax positions, an increase in income tax expense resulting from certain state income tax credits carried forward which we estimate will expire unused, partially offset by federal employment related tax credits. The Predecessor 2013 period effective tax rate differs from the statutory rate primarily as a result of federal Work Opportunity Tax Credits which were greater in amount for the year due to the retroactive reinstatement of the credit program enacted January 2, 2013, as well as the favorable impact of a net decrease in our liability for uncertain tax positions (primarily resulting from the settlement of positions with tax authorities and the expiration of statutes of limitations).
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
As a result of these factors, our requirement for working capital is not significant and we are able to operate with a net working capital deficit (current liabilities in excess of current assets), similar to other companies in the restaurant industry.
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
	Successor		Predecessor
	(in thousands)
Net cash provided by operating activities	$100,613	$48,091	$22,314	$138,664
Net cash used in investing activities	(78,191)	(1,124,285)	(9,659)	(70,942)
Net cash provided by (used in) financing activities	(81,599)	1,168,448	(13,844)	(66,031)
Effect of foreign exchange rate changes on cash	(1,163)	(444)	(313)	(641)
Change in cash and cash equivalents	$(60,340)	$91,810	$(1,502)	$1,050
Interest paid	$73,255	$41,801	$938	$7,798
Income taxes paid (refunded), net	$13,346	$24,424	$(79)	$31,614

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Cash and cash equivalents	$50,654	$110,994
Term loan facility	$746,700	$756,200
Senior notes	$255,000	$255,000
Note payable	$63	$113
Net availability on undrawn revolving credit facility	$139,100	$139,100
Funds generated by our operating activities and available cash and cash equivalents continue to be our primary sources of liquidity. We believe these sources of liquidity will be sufficient to finance our strategic plan and capital initiatives for the next twelve months. Our revolving credit facility is also available for additional working capital needs and investment opportunities. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels. Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit agreement governing such facility, including our compliance with certain prescribed covenants, as more fully described below. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities, planned capital expenditures, servicing our debt, and the payment of income taxes.
Our cash and cash equivalents totaled $50.7 million as of January 3, 2016. Cash and cash equivalents as of January 3, 2016 includes $6.2 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Our strategic plan does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending. In 2016, our planned capital spending includes new store development, existing store improvements, improvements to our various information technologies platforms and other capital initiatives.
Sources and Uses of Cash - Successor 2015 period Compared to Successor 2014 period and Predecessor 2014 period
Net cash provided by operating activities was $100.6 million in the Successor 2015 period, $48.1 million in the Successor 2014 period and $22.3 million in the Predecessor 2014 period. The Successor 2014 period reflects the impact of transaction, severance and related litigation costs that were expensed in connection with the Merger, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities in the Predecessor 2014 period also reflects the impact of transaction costs expensed in connection with the Merger.
Net cash used in investing activities was $78.2 million in the Successor 2015 period, $1,124.3 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. Net cash used in investing activities in the Successor 2015 period relates primarily to store related capital expenditures. The net cash used in investing activities in the Successor 2014 period relates primarily to consideration paid in connection with the Merger and the PPP acquisition of $946.9 million and $113.1 million, respectively.
Net cash (used in) provided by financing activities was $(81.6) million in the Successor 2015 period, $1,168.4 million in the Successor 2014 period and $(13.8) million in the Predecessor 2014 period. In Fiscal 2015, we paid a $70.0 million dividend, which is reflected as cash used in financing activities in the Successor 2015 period. The cash provided by financing activities in the Successor 2014 period relates primarily to the proceeds from the issuance of debt of $1,011.2 million, the Apollo Funds’ equity contribution of $350.0 million, also in connection with the Merger, and proceeds from the Sale Leaseback of $183.7 million, partially offset by the repayment of the Predecessor revolving credit facility of $348.0 million.

Sources and Uses of Cash - Successor 2014 period Compared to Predecessor 2014 period and Predecessor 2013 period
Net cash provided by operating activities was $48.1 million in the Successor 2014 period, $22.3 million in the Predecessor 2014 period and $138.7 million in the Predecessor 2013 period. The Successor 2014 period reflects the impact of transaction, severance and related litigation costs that were expensed in connection with the Merger and the PPP Acquisition, as well as an increase in interest expense related to the new debt issued in connection with the Merger. The net cash provided by operating activities for the Predecessor 2014 period reflects the impact of transaction costs incurred in connection with the Merger.
Net cash used in investing activities was $1,124.3 million in the Successor 2014 period, relates primarily to consideration paid in connection with the Merger and the PPP Acquisition of $946.9 million and $113.1 million, respectively. Net cash used in investing activities in the Predecessor 2014 period and in Predecessor 2013 period relates primarily to store related capital expenditures.
Net cash provided by financing activities was $1,168.4 million in the Successor 2014 period, relating primarily to the proceeds from the issuance of debt in connection with the Merger totaling $1,011.2 million, the Apollo Funds’ equity contribution of $350 million, also in connection with the Merger, and proceeds from the Sale Leaseback of $183.7 million, partially offset by the repayment of the Predecessor revolving credit facility of $348.0 million. The net cash used in financing activities in the Predecessor 2014 period primarily relates to repayments on the Predecessor revolving credit facility, while Predecessor 2013 period includes repayments on the Predecessor revolving credit facility of $28.0 million, dividends paid of $17.1 million and common stock repurchases of $18.1 million.
Debt Financing
Predecessor Facility
In connection with the Merger on February 14, 2014, we repaid the total outstanding borrowings of $348.0 million under the Predecessor revolving credit facility (the “Predecessor Facility”), as well as all incurred and unpaid interest on the Predecessor Facility. The debt financing costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities (the “Secured Credit Facilities”), which include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”and, together with the term loan facility, the “Secured Credit Facilities”). As of January 3, 2016 and December 28, 2014, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.
In addition, we may request one or more incremental term loan facilities and/or increase commitments under our revolving credit facility in an aggregate amount of up to the sum of (a) $200.0 million plus (b) such additional amount so long as, (i) in the case of loans under additional credit facilities that rank equally and without preference with the liens on the collateral securing the Secured Credit Facilities, our consolidated net first lien senior secured leverage ratio would be no greater than 4.25 to 1.00 and (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Secured Credit Facilities, our consolidated total net secured leverage ratio would be no greater than 5.25 to 1.00, subject to certain conditions, and receipt of commitments by existing or additional lenders.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
We received net proceeds from the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt financing costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During Fiscal 2015, the federal funds rate ranged from 0.06% to 0.37%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.43%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to a step-down to 0.375% based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
After the third quarter of 2014, our applicable margin under the term loan facility stepped down to 3.00% with respect to LIBOR borrowings, 2.00% with respect to base rate borrowings, and 0.375% with respect to commitment fees. However, these margins returned to their initial rates after the third quarter of 2015. As a result of our net first lien senior secured leverage ratio for the period ending January 3, 2016, we believe our applicable margin will step down during the first quarter of 2016 to 3.00% with respect to LIBOR borrowings, 2.00% with respect to base rate borrowings, and 0.375% with respect to commitment fees.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% during Fiscal 2015 and 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our Secured Credit Facilities. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014 was 1.6%.
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
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30.0% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30.0% drawn thereunder. As of January 3, 2016 and December 28, 2014, the borrowings under the revolving credit facility were less than 30.0% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due in 2022 (the “senior notes”) in a private offering. The senior notes bear interest at a rate of 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40.0% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108.0% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
On December 2, 2014 we completed an exchange offer whereby the original senior notes were exchanged for new notes (the “exchange notes”) which are identical to the initial senior notes except that the issuance of the exchange notes is registered under the Securities Act, the exchange notes do not bear legends restricting their transfer and they are not entitled to registration rights under our registration rights agreement. The exchange notes will evidence the same debt as the initial notes, and both the initial senior notes and the exchange notes are governed by the same indenture. We refer to the senior notes and the exchange notes collectively as the “senior notes.”
We paid $6.4 million in debt issuance costs related to the senior notes issued in February 2014, which we recorded as an offset to “Bank indebtedness and other long-term debt, less current portion” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the 2015 fiscal year and the 317 day period ended December 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During Fiscal 2015, we completed 268 game enhancements, 26 major remodels and one store expansion, and we opened five new domestic Company-owned Chuck E. Cheese’s stores, including two relocated stores. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2015 totaled approximately $77.8 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
	Successor		Predecessor
	(in thousands)
Growth capital spend (1)	$35,482	$32,084	$5,102	$48,175
Maintenance capital spend (2)	29,267	27,608	4,608	23,010
IT capital spend	13,087	4,995	—	2,900
Total Capital Spend	$77,836	$64,687	$9,710	$74,085
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2016 will total approximately $105 million to $115 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes games enhancements and general store maintenance capital expenditures; (ii) approximately $10 million for investments in one-time information technology initiatives; (iii) approximately $40 million to $45 million for various growth initiatives, including new store openings and major remodels and (iv) approximately $25 million to $30 million related to our PlayPass initiative. We currently expect to open eight to 13 new Company-owned Chuck E. Cheese’s and Peter Piper Pizza stores. In addition we are re-evaluating our store design for Chuck E. Cheese’s stores as part of an effort to launch a new store prototype to regional markets. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.

Off-Balance Sheet Arrangements and Contractual Obligations
As of January 3, 2016, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of January 3, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$1,016,358	$89,594	$173,258	$165,082	$588,424
Capital leases	31,953	2,169	4,485	4,580	20,719
Purchase obligations (2)	51,232	46,218	3,523	1,491	—
Secured credit facilities	746,700	7,600	13,300	17,100	708,700
Senior notes	255,000	—	—	—	255,000
Note payable - Peter Piper Pizza	63	50	13	—	—
Interest obligations (3)	299,831	54,125	98,720	111,940	35,046
Sale leaseback obligations	290,968	13,014	26,814	27,897	223,243
Uncertain tax positions (4)	1,641	1,641	—	—	—
	$2,693,746	$214,411	$320,113	$328,090	$1,831,132
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

(3)
Interest obligations represent an estimate of future interest payments under our Secured Credit Facilities, senior notes, and Peter Piper Pizza note payable. We calculated the estimate based on the terms of the Secured Credit Facilities, senior notes, and note payable. Our estimate uses interest rates in effect during Fiscal 2015 and assumes we will not have any amounts drawn on our revolving credit facility.

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits (including accrued interest and penalties) has been provided in the table above. The non-current portion of $3.4 million is excluded from the table above.

As of January 3, 2016, capital expenditures totaling $1.3 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $14.9 million as of January 3, 2016. We estimate that $5.2 million of these liabilities will be paid in fiscal 2016 and the remainder paid in fiscal 2017 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of January 3, 2016, there were $10.9 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.
In addition, see further discussion of our indebtedness and future debt obligations above under “Financial Condition, Liquidity and Capital Resources - Debt Financing.” As of January 3, 2016, there have been no other material changes to our contractual obligations since December 28, 2014.
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
Business Combinations
The Company has accounted for the Merger and the PPP acquisition as a business combination using the acquisition method of accounting, whereby the purchase price is allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements are applied based on assumptions that market participants would use in the pricing of the asset or liability. In connection with purchase price allocations, management has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. The Company also recorded purchase accounting adjustments to the carrying value of property and equipment and intangible assets, including the “Chuck E. Cheese’s” and “Peter Piper Pizza” tradenames, franchise agreements and favorable leases. The Company has also revalued its rent related liabilities. Purchase price allocations can change in subsequent periods, up to one year from the dates of the acquisitions. During Fiscal 2015 we made certain adjustments to the initial Peter Piper Pizza purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests, PPP’s tradename, and the valuation of net operating losses acquired and other tax positions, which resulted in a net increase to goodwill of $0.4 million. These adjustments did not result in material changes to our Consolidated Financial Statements.
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during Fiscal 2015.
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
We tested our goodwill, trademarks, trade names and other indefinite-lived intangible assets for impairment as of October 1, 2015. The fair value of our goodwill, trademarks, trade names and other indefinite-lived intangible assets was substantially in excess of the carrying value as of the date of our Fiscal 2015 goodwill impairment test. No indicators of impairment were identified from the date of our impairment test through the end of Fiscal 2015.
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

During Fiscal 2015, the average discount rate, average sales growth rate and average cash flow margin rate used were 6.6%, 0.0% and 0.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Estimation of Reserves
The liabilities we record for claims related to insurance and tax reserves requires us to make judgments about the amount of expenses that will ultimately be incurred. We use historical experience, as well as other specific circumstances surrounding these contingencies, in evaluating the amount of liability that should be recorded. As additional information becomes available, we assess the potential liability related to various claims and revise our estimates as appropriate. These revisions could materially impact our consolidated results of operations, financial position or liquidity.
Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deemed relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of January 3, 2016, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $14.9 million. We estimate $5.2 million of these liabilities will be paid in fiscal 2016 and the remainder paid in fiscal 2017 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.
Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At January 3, 2016, the reserve for uncertain tax positions (unrecognized tax benefits) was $3.3 million and the related interest and penalties was $1.7 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our Consolidated Financial Statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
Accounting for Leases
The majority of our stores are leased. The terms of our store leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years with two additional five year options to renew. We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, “reasonably assured” relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the reasonably assured renewal period or economic life of the asset.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings under our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities, $746.7 million as of January 3, 2016, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the fiscal year ended January 3, 2016, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, the average cost of a block of cheese was $1.77, $2.21 and $2.43, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.3 million, $1.3 million, and $0.3 million for the fiscal year ended January 3, 2016, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively. For the fiscal year ended January 3, 2016, the 317 day period ended December 28, 2014, and the 47 day period ended February 14, 2014, the average cost of dough per pound was $0.47, $0.43 and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.5 million, $0.4 million and $0.1 million for the fiscal year ended January 3, 2016, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 12 Company-owned stores in Canada. For the fiscal year ended January 3, 2016, our Canadian stores generated an operating loss of $1.4 million compared to our consolidated operating income of $55.1 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the fiscal year ended January 3, 2016 were $0.7164 and $0.8620, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during Fiscal 2015 would have increased our reported consolidated operating results by approximately $0.1 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CEC Entertainment, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of January 3, 2016, and December 28, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year ended January 3, 2016 (Successor), the 317 day period ended December 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor) and the year ended December 29, 2013 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for the year ended January 3, 2016 (Successor), the 317 day period ended December 28, 2014 (Successor), the 47 day period ended February 14, 2014 (Predecessor), and the year ended December 29, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs as of December 31, 2015 due to the adoption of Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 1, 2016

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Successor
	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$50,654	$110,994
Accounts receivable	25,936	18,835
Inventories	23,275	18,979
Prepaid expenses	18,223	20,894
Total current assets	118,088	169,702
Property and equipment, net	629,047	681,972
Goodwill	483,876	483,444
Intangible assets, net	488,095	491,400
Other noncurrent assets	13,929	9,595
Total assets	$1,733,035	$1,836,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,650	$9,545
Capital lease obligations, current portion	421	408
Accounts payable	44,090	43,633
Accrued expenses	38,284	35,561
Unearned revenues	10,233	8,906
Accrued interest	9,757	16,152
Other current liabilities	3,678	2,990
Total current liabilities	114,113	117,195
Capital lease obligations, less current portion	15,044	15,476
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	971,333	974,354
Deferred tax liability	201,734	218,972
Accrued insurance	9,737	12,146
Other noncurrent liabilities	212,528	205,384
Total liabilities	1,524,489	1,543,527
Stockholders’ equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of January 3, 2016 and December 28, 2014	—	—
Capital in excess of par value	356,460	355,587
Retained earnings (deficit)	(144,598)	(62,088)
Accumulated other comprehensive income (loss)	(3,316)	(913)
Total stockholders’ equity	208,546	292,586
Total liabilities and stockholders’ equity	$1,733,035	$1,836,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Successor		Predecessor
	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
REVENUES:
Food and beverage sales	$408,095	$307,696	$50,897	$368,584
Entertainment and merchandise sales	497,015	404,402	62,659	448,155
Total company store sales	905,110	712,098	113,556	816,739
Franchise fees and royalties	17,479	6,483	687	4,982
Total revenues	922,589	718,581	114,243	821,721
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	104,434	79,996	12,285	90,363
Cost of entertainment and merchandise (exclusive of items shown separately below)	31,519	24,608	3,729	29,775
Total cost of food, beverage, entertainment and merchandise	135,953	104,604	16,014	120,138
Labor expenses	250,584	200,855	31,998	229,172
Depreciation and amortization	115,236	115,951	9,733	78,167
Rent expense	96,669	76,698	12,365	78,463
Other store operating expenses	143,078	119,896	15,760	131,035
Total company store operating costs	741,520	618,004	85,870	636,975
Other costs and expenses:
Advertising expense	47,146	33,702	5,903	41,217
General and administrative expenses	66,003	48,182	7,963	56,691
Transaction, severance and related litigation costs	11,914	50,545	11,634	316
Asset impairments	875	407	—	3,051
Total operating costs and expenses	867,458	750,840	111,370	738,250
Operating income (loss)	55,131	(32,259)	2,873	83,471
Interest expense	70,582	60,952	1,151	7,453
Income (loss) before income taxes	(15,451)	(93,211)	1,722	76,018
Income tax (benefit) expense	(2,941)	(31,123)	1,018	28,194
Net income (loss)	$(12,510)	$(62,088)	$704	$47,824
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor		Predecessor
	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
Net income (loss)	$(12,510)	$(62,088)	$704	$47,824
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,403)	(913)	(541)	(1,116)
Comprehensive income (loss)	$(14,913)	$(63,001)	$163	$46,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Predecessor:
Balance at December 30, 2012	61,696,806	6,170	447,449	823,012	5,880	43,814,979	(1,139,237)	143,274
Net income	—	—	—	47,824	—	—	—	47,824
Other comprehensive loss	—	—	—	—	(1,116)	—	—	(1,116)
Stock-based compensation costs	—	—	8,660	—	—	—	—	8,660
Restricted stock issued, net of forfeitures	240,619	24	(24)	—	—	—	—	—
Tax benefit from restricted stock, net	—	—	(178)	—	—	—	—	(178)
Restricted stock returned for taxes	(71,930)	(7)	(2,205)	—	—	—	—	(2,212)
Dividends declared	—	—	—	(17,372)	—	—	—	(17,372)
Purchases of treasury stock	—	—	—	—	—	526,246	(18,112)	(18,112)
Balance at December 29, 2013	61,865,495	6,187	453,702	853,464	4,764	44,341,225	(1,157,349)	160,768
Net income	—	—	—	704	—	—	—	704
Other comprehensive loss	—	—	—	—	(541)	—	—	(541)
Stock-based compensation costs	—	—	12,225	—	—	—	—	12,225
Restricted stock issued, net of forfeitures	13,792	1	(1)	—	—	—	—	—
Restricted stock returned for taxes	(2,907)	—	(142)	—	—	—	—	(142)
Dividends declared	—	—	—	2	—	—	—	2
Balance at February 14, 2014	61,876,380	$6,188	$465,784	$854,170	$4,223	44,341,225	$(1,157,349)	$173,016

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONT'D
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands, except share information)
Successor:
Equity contribution	200	—	350,000	—	—	—	—	350,000
Net loss	—	—	—	(62,088)	—	—	—	(62,088)
Other comprehensive loss	—	—	—	—	(913)	—	—	(913)
Stock-based compensation costs	—	—	713	—	—	—	—	713
Tax benefit from restricted stock, net (1)	—	—	4,874	—	—	—	—	4,874
Balance at December 28, 2014	200	$—	$355,587	$(62,088)	$(913)	—	$—	$292,586
Net loss	—	—	—	(12,510)	—	—	—	(12,510)
Other comprehensive loss	—	—	—	—	(2,403)	—	—	(2,403)
Stock-based compensation costs	—	—	855	—	—	—	—	855
Tax benefit from restricted stock, net	—	—	18	—	—	—	—	18
Dividends paid	—	—	—	(70,000)	—	—	—	(70,000)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	—	$—	$208,546
 __________________

(1)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, the period the related expense is deductible for income tax purposes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,510)	$(62,088)	$704	$47,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,294	118,556	9,883	79,028
Deferred income taxes	(16,748)	(62,554)	(1,785)	(3,025)
Stock-based compensation expense	838	703	12,225	8,481
Amortization of lease-related liabilities	87	428	(356)	(2,355)
Amortization of original issue discount and deferred financing costs	4,634	3,962	58	448
Loss on asset disposals, net	7,729	7,649	294	3,309
Asset impairments	875	407	—	3,051
Non-cash rent expenses	8,218	7,037	(916)	2,431
Other adjustments	(951)	1,195	144	135
Changes in operating assets and liabilities:
Accounts receivable	(4,478)	(3,046)	1,503	578
Inventories	(2,012)	1,418	(2,472)	(368)
Prepaid expenses	57	213	2,656	(1,270)
Accounts payable	(2,948)	8,558	(270)	(2,355)
Accrued expenses	659	1,754	(2,403)	(344)
Unearned revenues	1,339	2,360	349	2,735
Accrued interest	(7,175)	15,712	152	(730)
Income taxes payable	451	2,134	2,898	(647)
Deferred landlord contributions	3,254	3,693	(350)	1,738
Net cash provided by operating activities	100,613	48,091	22,314	138,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	—	(946,898)	—	—
Acquisition of Peter Piper Pizza	(663)	(113,142)	—	—
Purchases of property and equipment	(73,034)	(61,028)	(9,710)	(74,085)
Acquisition of franchisee	—	(1,529)	—	—
Development of internal use software	(4,802)	(2,130)	—	—
Proceeds from sale of property and equipment	308	442	51	2,530
Other investing activities	—	—	—	613
Net cash used in investing activities	(78,191)	(1,124,285)	(9,659)	(70,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	—	756,200	—	—
Proceeds from senior notes	—	255,000	—	—
Repayment of Predecessor Facility	—	(348,000)	—	—
Repayments on senior term loan	(9,500)	(3,807)	—	—
Repayments on note payable	(49)	—	—	—
Net repayments on revolving credit facility	—	—	(13,500)	(28,000)
Proceeds from sale leaseback transaction	—	183,685	—	—
Payment of debt financing costs	—	(27,575)	—	—
Payments on capital lease obligations	(405)	(297)	(164)	(953)
Payments on sale leaseback obligations	(1,663)	(742)	—	—
Dividends paid	(70,000)	(890)	(38)	(17,097)
Excess tax benefit realized from stock-based compensation	18	4,874	—	343

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

Restricted stock returned for payment of taxes	—	—	(142)	(2,212)
Purchases of treasury stock	—	—	—	(18,112)
Equity contribution	—	350,000	—	—
Net cash provided by (used in) financing activities	(81,599)	1,168,448	(13,844)	(66,031)
Effect of foreign exchange rate changes on cash	(1,163)	(444)	(313)	(641)
Change in cash and cash equivalents	(60,340)	91,810	(1,502)	1,050
Cash and cash equivalents at beginning of period	110,994	19,184	20,686	19,636
Cash and cash equivalents at end of period	$50,654	$110,994	$19,184	$20,686

	Successor		Predecessor
	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$73,255	$41,801	$938	$7,798
Income taxes paid (refunded), net	$13,346	$24,424	$(79)	$31,614
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,270	$2,361	$3,605	$5,542
Dividends payable	$—	$—	$890	$931
Capital lease obligations	$—	$657	$—	$740
 __________________

(1)
The 317 day period ended December 28, 2014 includes $4.9 million of debt issuance costs and interest expense related to the bridge loan. See Note 10. “Indebtedness and Interest Expense” for further discussion of the bridge loan.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and 12 foreign countries and territories. As of January 3, 2016 we and our franchisees operated a total of 732 stores, of which 556 were Company-owned stores located in 44 states and Canada. Our franchisees operated a total of 176 stores located in 16 states and 11 foreign countries and territories, including Chile, Colombia, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
We reclassified $1.8 million of Merger related litigation costs in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014 from “General and administrative expenses” to “Transaction, severance and litigation related costs” to conform to the current period’s presentation.
Our Consolidated Financial Statements include variable interest entities (“VIE”) of which we are the primary beneficiary. Judgments are made in assessing whether we are the primary beneficiary, including determination of the activities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that most significantly impact the VIE’s economic performance. We eliminate the intercompany portion of transactions with VIE’s from our financial results.
In August 2014, the Company assigned a portion of its rights in the purchase and sale agreement executed by us in relation to the sale leaseback transaction, as further discussed in Note 13. “Sale Leaseback Transaction,” to a newly formed special purpose entity, a VIE, created by a Qualified Intermediary to facilitate a like-kind exchange pursuant to Internal Revenue Code Section 1031. The assignment resulted in $12.1 million of the sales proceeds from the transaction being received by the VIE. We included the VIE in our Consolidated Financial Statements for the 317 day period ended December 28, 2014. In February 2015, we acquired the VIE, along with its capital improvements and remaining cash balance. The assets, liabilities and operating results of the acquired VIE are not material to our Consolidated Financial Statements.
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
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year 2015 consisted of 53 weeks, whereas our combined Successor and Predecessor 2014 periods and fiscal year 2013 each consisted of 52 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lives of leasehold improvements, in determining classification of our leases as either operating or capital and in recognizing straight-line rent expense. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a store-by-store basis, to assess if the carrying amount may not be recoverable. Potential indicators of impairment may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a store’s property and equipment by discounting the expected future cash flows of the store over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases. In Fiscal 2015, the 317 day period ended December 28, 2014, and Fiscal 2013, we recognized asset impairment charges of $0.9 million, $0.4 million and $3.1 million, respectively. There were no impairment charges recognized in the 47 day period ended February 14, 2014.
Capitalized Store Development Costs: We capitalize our internal department costs that are directly attributable to store development projects, such as the design and construction of a new store and the remodeling and expansion of our existing stores. Capitalized internal department costs include the compensation, benefits and various office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new stores. Store development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In Fiscal 2015, the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014 and Fiscal 2013, we capitalized internal costs of $3.9 million, $2.9 million, $0.4 million and $3.5 million, respectively, related to our store development activities.
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
Recoverability of the carrying value of goodwill is measured at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. The Company has determined that the operations of Chuck E. Cheese’s and Peter Piper Pizza represent two separate reporting units for purposes of measuring the recoverability of the carrying value of goodwill. In performing a quantitative analysis, we measure the recoverability of goodwill using: (i) a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement, and (ii) a market approach based upon public trading and recent transaction valuation multiples for similar companies. The key

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
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
We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective store over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 6. “Property and Equipment” for our impairment of long-lived assets disclosures and Note 11. “Fair Value of Financial Instruments” for our fair value disclosures.
Self-Insurance Accruals: We are self-insured up to certain limits for certain losses related to workers’ compensation, general liability, property and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all risk retained by the Company at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, with the assistance of an independent third-party actuary. To limit our exposure to losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers for certain losses related to workers’ compensation, property and employee health insurance programs. Our deductibles generally range from $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.
Contingent Loss Accruals: When a contingency involving uncertainty as to a possible loss occurs, an estimate of the loss may be accrued as a charge to income and a reserve established on the Consolidated Balance Sheets. We perform regular

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue Recognition – Company Store Activities: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens and game play credits on game cards are purchased by guests, and we accrue unearned revenue as a liability for the estimated amount of unused tickets, tokens and game play credits that may be redeemed or used in the future. We allocate the revenue recognized from the sale of value-priced combination packages, which generally are comprised of food, beverage and game tokens (and in some instances, merchandise), between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
Sales taxes collected from guests are excluded from revenues. The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
We sell gift cards to our customers in our stores and through certain third-party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as deferred revenue when sold and are recognized as revenue when: (a) the gift card is redeemed by the guest or (b) the likelihood of the gift card being redeemed by the guest is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards. Breakage income from gift cards of $2.3 million, $0.2 million, less than $0.1 million, and $0.4 million for Fiscal 2015, the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014 and Fiscal 2013, respectively, is included in “Food and beverage sales” in our Consolidated Statements of Earnings.
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new stores, and once a store is opened, a franchisee is charged monthly royalties based on a percentage of franchised stores’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are recorded as unearned franchise revenue when received and recognized as revenue when we have fulfilled all significant obligations to the franchisee, which is generally when the franchised stores associated with the fees open. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $16.9 million, $5.8 million, $0.6 million and $4.3 million for Fiscal 2015, the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014, and Fiscal 2013, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes all direct costs of food and beverage sold to our guests and related paper and birthday supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items. These amounts exclude any allocation of other operating costs including labor and related costs for store personnel and depreciation and amortization expense, which are disclosed seperately.
Vendor Rebates: We receive rebate payments primarily from certain third-party vendors. Pursuant to the terms of a volume purchasing and promotional agreement entered into with the vendors, rebates are primarily provided based on the quantity of the vendors’ products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendors’ products, and when the related inventory is sold, the allowances are recognized in “Cost of food and beverage” in our Consolidated Statements of Earnings.
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
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Because the contributed funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our advertising contributions for Chuck E. Cheese’s franchise stores are paid to the Association and are eliminated in consolidation. Advertising contributions from our franchisees were $2.1 million in Fiscal 2015, $2.0 million for the 317 day period ended December 28, 2014, $0.4 million for the 47 day period ended February 14, 2014, $2.5 million in Fiscal 2013.
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
Recently Issued Accounting Guidance:
Accounting Guidance Adopted:
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods therein. The amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. We early adopted this amendment for the January 3, 2016 financial statements. As of December 28, 2014, we reclassified $24.1 million of net deferred financing costs from a long-term asset to a reduction in the carrying amount of our debt.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment requires that deferred tax assets (DTAs) and deferred tax liabilities (DTLs) be presented as noncurrent in a classified balance sheet. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for financial statements that have not been previously issued. We early adopted this amendment for the January 3, 2016 financial statements. As of December 28, 2014, we reclassified a $3.9 million current deferred tax asset to noncurrent “Deferred tax liability” in our Consolidated Balance Sheets.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment requires entities to measure most inventory at the “lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The amendment does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods therein. Early adoption is permitted. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the Board’s revenue standard, ASU 2014-09, which replaces current U.S. GAAP guidance revenue recognition guidance and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenues. The amendment defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. For all other entities, the ASU will be effective for annual periods beginning after December 15, 2019 (i.e., calendar periods beginning on January 1, 2020), and interim periods thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Early adoption will be permitted for all entities. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
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
The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo; (b) $248.5 million of borrowings under a bridge loan facility, which were later repaid using the proceeds from our issuance of $255.0 million of our senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, but it was undrawn at closing. See discussion of the bridge loan facility, senior notes, term loan facility and revolving credit facility in Note 10. “Indebtedness and Interest Expense.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values assigned to the net assets acquired as of the February 14, 2014 acquisition date (in thousands):

Cash consideration paid to shareholders	$946,898

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	19,184
Accounts receivable	22,185
Inventories	21,696
Other current assets	16,463
Property, plant and equipment	718,066
Buildings under capital lease	15,530
Favorable lease agreements	14,000
Chuck E. Cheese's tradename	400,000
Franchise agreements	14,000
Other non-current assets	9,872
Indebtedness	(348,000)
Capital Leases	(15,530)
Unfavorable lease interests	(10,160)
Deferred taxes	(268,946)
Other current and non-current liabilities	(93,520)
Net assets acquired	514,840
Excess purchase price allocated to goodwill (1)	$432,058
__________________
(1)     See Note 7 “Goodwill and Intangible Assets, Net” for a table representing the changes in the carrying value of goodwill.
At the time of the Merger, the Company believed its market position and future growth potential for both Company-operated and franchised restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of January 3, 2016, $2.4 million of our goodwill, including goodwill resulting from the franchisee acquired in the second quarter of 2014, will be deductible for federal income tax purposes.
We recorded $33.6 million and $0.5 million in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Merger, which have been recorded in “Transaction, severance and related litigation costs” in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 and December 29, 2013, respectively, assume that the Merger had occurred on December 31, 2012, the first day in fiscal year 2013, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the term loan facility, revolving credit facility and senior notes (see Note 10. “Indebtedness and Interest Expense”), and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude one-time, non-recurring costs related to the Merger, including transaction costs, accelerated share-based compensation expense, executive termination benefits related to the departure of our former Executive Chairman and our former President and Chief Executive Officer and financing costs related to the bridge loan facility (see Note 10. “Indebtedness and Interest Expense”). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Twelve Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Total revenues	$832,824	$821,721
Net loss	$(1,359)	$(6,038)
Note 3. Acquisition of Peter Piper Pizza:
In October 2014, the Company acquired Peter Piper Pizza (“PPP”), a leading pizza and entertainment restaurant chain operating in the southwestern United States and Mexico, for aggregate consideration paid of $113.1 million, net of cash acquired (the “PPP Acquisition”). During Fiscal 2015, the Company made certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests and PPP’s tradename, and the valuation of net operating losses acquired and other tax positions that resulted in a net increase to goodwill of $0.4 million.
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
The measurement period adjustments did not have a significant impact on our Consolidated Statements of Earnings for Fiscal 2015. In addition, these adjustments did not have a significant impact on our Consolidated Balance Sheet as of January 3, 2016. Therefore, we have not retrospectively adjusted this financial information.
As of January 3, 2016, $0.3 million of the goodwill from the PPP Acquisition will be deductible for federal income tax purposes.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 and December 29, 2013 assume that the PPP Acquisition had occurred on December 31, 2012, the first day in fiscal year 2013, after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets and the identifiable intangible assets resulting from the PPP Acquisition, interest expense associated with the debt paid off in connection with the PPP Acquisition, and other purchase price and transaction-related adjustments in connection with the PPP Acquisition. These unaudited pro forma results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Peter Piper Pizza acquisition had taken place at the beginning of the earliest period presented, and exclude one-time, non-recurring costs related to the PPP Acquisition, including transaction costs and executive termination benefits and share-based compensation expense related to the departure of certain Peter Piper Pizza executives. Such pro forma financial information is based on the historical financial statements of Peter Piper Pizza. The pro forma financial information presented below also assumes that the Merger had occurred on December 31, 2012 (see Note 2. “Acquisition of CEC Entertainment, Inc.”). The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

	Twelve Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Total revenues	887,018	885,476
Net income (loss)	5,758	(1,328)
Note 4. Accounts Receivable:
Accounts receivable consisted of the following at the dates presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Trade receivables	$11,106	$5,471
Vendor rebates	7,820	7,340
Income taxes receivable	2,896	2,218
Other accounts receivable	4,114	3,806
Total Accounts receivable	$25,936	$18,835
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 5. Inventories:
Inventories consisted of the following at the dates presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Food and beverage	$4,524	$4,877
Entertainment and merchandise	18,751	14,102
Inventories	$23,275	$18,979
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Property and Equipment:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Land	$50,135	$50,135
Buildings	52,637	50,132
Leasehold improvements	417,174	397,338
Game and ride equipment	186,602	168,709
Furniture, fixtures and other equipment	116,418	108,510
Buildings leased under capital leases	16,109	16,183
	839,075	791,007
Less accumulated depreciation and amortization	(224,124)	(114,396)
Net property and equipment in service	614,951	676,611
Construction in progress	14,096	5,361
Property and equipment, net	$629,047	$681,972
Buildings leased under capital leases consists of buildings for our stores. Accumulated amortization related to these assets was $2.0 million and $1.0 million as of January 3, 2016 and December 28, 2014, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $119.3 million, $118.6 million, $9.9 million and $79.0 million for Fiscal 2015, the 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014 and Fiscal 2013, respectively, of which, $4.1 million, $2.7 million, $0.2 million and $0.8 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for Fiscal 2015 and the 317 day period ended December 28, 2014 includes approximately $2.1 million and $1.0 million, respectively, related to the amortization of franchise agreements (see Note 7. “Goodwill and Intangible Assets, Net”).
Note 7. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended January 3, 2016 and December 28, 2014:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Balance at beginning of period	$483,444	$—
Goodwill assigned in connection with Merger (1)	—	432,058
Goodwill assigned in acquisition of Peter Piper Pizza (2) (3)	432	50,982
Other additions (4)	—	404
Balance at end of period	$483,876	$483,444
__________________

(1)	See Note 2 “Acquisition of CEC Entertainment, Inc.” for a discussion of goodwill recorded in connection with Merger.

(2)	See Note 3 “Acquisition of Peter Piper Pizza” for a discussion of goodwill recorded in connection with the PPP Acquisition.

(3)
During Fiscal 2015, we recorded certain adjustments to the initial PPP purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests, the valuation of PPP’s tradename and the valuation of net operating losses acquired and other tax positions that resulted in a net increase to goodwill of $0.4 million. See Note 3 “Acquisition of Peter Piper Pizza” for a discussion of the measurement period adjustments.

(4)	Other additions for the 317 day period ended December 28, 2014 represents goodwill related to a franchise the Company acquired in the second quarter of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our indefinite and definite-lived intangible assets at January 3, 2016 and December 28, 2014:

		Successor
		January 3, 2016			December 28, 2014
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000	$400,000	$—	$400,000
Peter Piper Pizza tradename (2)	Indefinite	26,700	—	26,700	24,800	—	24,800
Favorable lease agreements (1) (2)	10	14,880	(3,686)	11,194	16,000	(1,679)	14,321
Franchise agreements	25	53,300	(3,099)	50,201	53,300	(1,021)	52,279
		$494,880	$(6,785)	$488,095	$494,100	$(2,700)	$491,400
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

(2)
During Fiscal 2015 we recorded adjustments related to the valuation of the favorable lease agreements intangible asset and PPP’s tradename of $(1.1) million and $1.9 million, respectively, recorded in connection with the PPP Acquisition. See Note 3 “Acquisition of Peter Piper Pizza” for a discussion of these adjustments.

Our estimated future amortization expense related to the favorable lease agreements and franchise agreements is set forth as follows (in thousands):

	Favorable Lease Agreements	Franchise Agreements
Fiscal 2016	$1,938	$2,049
Fiscal 2017	1,659	2,049
Fiscal 2018	1,246	2,049
Fiscal 2019	1,102	2,049
Fiscal 2020	1,050	2,088
Thereafter	4,199	39,917
	$11,194	$50,201
Amortization expense related to favorable lease agreements was $2.0 million and $1.7 million, respectively, for Fiscal 2015 and the 317 day period ended December 28, 2014, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $2.0 million and $1.0 million, respectively, for Fiscal 2015 and the 317 day period ended December 28, 2014, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Merger, we did not incur any amortization expense related to favorable lease agreements for the 47 day period ended February 14, 2014 and Fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Trade and other amounts payable	$35,228	$16,389
Book overdraft	8,862	27,244
Accounts Payable	$44,090	$43,633

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.
Note 9. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Current:
Salaries and wages	$13,947	$13,236
Insurance	5,195	6,514
Taxes, other than income taxes	12,975	10,434
Other accrued operating expenses	6,167	5,377
Accrued expenses	$38,284	$35,561
Noncurrent:
Insurance	$9,737	$12,146
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Term loan facility	$746,700	$756,200
Senior notes	255,000	255,000
Note payable	63	113
Total debt outstanding	1,001,763	1,011,313
Less:
Unamortized original issue discount	(2,776)	(3,327)
Deferred financing costs, net	(20,004)	(24,087)
Current portion	(7,650)	(9,545)
Bank indebtedness and other long-term debt, less current portion	$971,333	$974,354
We were in compliance with the debt covenants in effect as of January 3, 2016 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities (the “Secured Credit Facilities”), which include an initial $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). As of January 3, 2016 and December 28, 2014, respectively, we had no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn under the facility.
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
We received net proceeds from the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.4 million in debt issuance costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the 2015 fiscal year, the federal funds rate ranged from 0.06% to 0.37%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.17% to 0.43%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to a step-down to 0.375% based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the 2015 fiscal year and 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our Secured Credit Facilities.
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
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly when the revolving credit facility is more than 30.0% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30.0% drawn thereunder. As of January 3, 2016 we had no borrowings under the revolving credit facility; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
The Secured Credit Facilities also contain customary affirmative covenants and events of default, and the negative covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements. The acquisitions and sale leaseback transaction and discussed in Note 2. “Acquisition of CEC Entertainment, Inc.”, Note 3. “Acquisition of Peter Piper Pizza” and Note 13. “Sale Leaseback Transaction” were permitted under the Secured Credit Facilities agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On December 2, 2014 we completed an exchange offer whereby the original senior notes were exchanged for new notes (the “exchange notes”) which are identical to the initial senior notes except that the issuance of the exchange notes is registered under the Securities Act, the exchange notes do not bear legends restricting their transfer and they are not entitled to registration rights under our registration rights agreement. We refer to the senior notes and the exchange notes collectively as the “senior notes.”
We paid $6.4 million in debt issuance costs related to the senior notes issued in February 2014, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the 2015 fiscal year and the 317 day period ended December 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
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
Debt Obligations
The following table sets forth our future debt payment obligations as of January 3, 2016 (in thousands):

One year or less	$7,650
Two years	7,613
Three years	5,700
Four years	7,600
Five years	9,500
Thereafter	963,700
1,001,763
Less: debt financing costs, net	(20,004)
Less: unamortized discount	(2,776)
$978,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor		Predecessor
	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year Ended
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
	(in thousands)
Term loan facility (1)	$31,760	$29,962	$—	$—
Senior notes	21,023	17,697	—	—
Bridge loan facility (2)	—	4,943	—	—
Predecessor Facility	—	—	745	6,034
Capital lease obligations	1,791	1,541	275	1,610
Sale leaseback obligations	11,096	3,721	—	—
Amortization of debt issuance costs	4,083	3,488	58	459
Other	829	(400)	73	(650)
Total interest expense	$70,582	$60,952	$1,151	$7,453
 __________________
(1)    Includes amortization of original issue discount.

(2)	The 317 day period ended December 28, 2014 includes debt issuance costs of $4.7 million related to the issuance of the Bridge Loan and $0.2 million interest.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities, bridge loan facility and senior notes was 5.5% for the 2015 fiscal year and 6.2% for the 317 day period ended December 28, 2014. Excluding the impact of $4.9 million of debt financing costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.7% for the 317 day period ended December 28, 2014.
Note 11. Fair Value of Financial Instruments:
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
The following table presents information on our financial instruments as of the dates presented:

	Successor
	January 3, 2016		December 28, 2014
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$991,337	$962,600	$998,441	$974,084
__________________
(1)    Excluding net deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During Fiscal 2015, 317 day period ended December 28, 2014, the 47 day period ended February 14, 2014 and Fiscal 2013, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 12. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Sale leaseback obligations, less current portion (1)	$179,258	$181,282
Deferred rent liability	14,325	7,847
Deferred landlord contributions	4,988	981
Long-term portion of unfavorable leases	9,536	10,942
Other	4,421	4,332
Total other noncurrent liabilities	$212,528	$205,384
__________________

(1)	See Note 13 “Sale Leaseback Transaction” for further discussion on our sale leaseback obligations.

Note 13. Sale Leaseback Transaction:
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
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the PPP Acquisition, as discussed in Note 3 “Acquisition of Peter Piper Pizza.” We used the remaining net proceeds from the Sale Leaseback for capital expenditures needs and other general corporate purposes. The long-term and current portions of our obligation under the sale leaseback were $179.3 million and $2.0 million, respectively, as of January 3, 2016, and are included in “Other noncurrent liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in “Property and equipment, net” in our Consolidated Balance Sheets, was $82.0 million and $84.3 million as of January 3, 2016 and December 28, 2014, respectively.
Our future minimum lease commitments related to the Sale Leaseback, as of January 3, 2016 for fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter are, in thousands, $13,014, $13,274, $13,540, $13,810, $14,087 and $223,243.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14. Commitments and Contingencies:
Leases
We lease certain stores under operating and capital leases that expire at various dates through 2035 with renewal options that expire at various dates through 2054. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the store’s revenues exceed certain thresholds as stipulated in the respective lease agreement. The leases generally have initial terms of 10 to 20 years with various renewal options.
The annual future lease commitments under capital lease obligations and non-cancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of January 3, 2016, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2016	$2,169	$89,594
2017	2,207	87,738
2018	2,278	85,520
2019	2,274	83,183
2020	2,305	81,899
Thereafter	20,719	588,424
Future minimum lease payments	31,952	1,016,358
Less amounts representing interest	(16,487)
Present value of future minimum lease payments	15,465
Less current portion	(421)
Capital lease obligations, net of current portion	$15,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense, including contingent rent based on a percentage of stores’ sales, when applicable, was comprised of the following:

	Successor		Predecessor
	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year
	2015	December 28, 2014	February 14, 2014	2013
	(in thousands)
Minimum rentals	$98,023	$77,498	$12,480	$79,315
Contingent rentals	338	117	36	103
	$98,361	$77,615	$12,516	$79,418
Rent expense of $1.6 million in 2015, $0.9 million for the 317 day period ended December 28, 2014, $0.1 million for the 47 day period ended February 14, 2014, and $1.0 million in 2013 related to our corporate offices and warehouse facilities and was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $5.0 million at January 3, 2016 and consisted of obligations associated with the modernization of various information technology platforms and information technology data security service agreements. These purchase obligations exclude agreements that can be canceled without significant penalty.
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
Employment-Related Litigation: On January 27, 2014, former store employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed during the period January 27, 2010 to the present. She alleges violations of California state wage and hour laws governing vacation pay, meal and rest period pay, wages due upon termination, and waiting time penalties, and seeks an unspecified amount in damages. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. On May 22, 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. The settlement currently awaits the Court’s approval. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On March 24, 2014, Franchesca Ford and Isabel Rodriguez filed a purported class action lawsuit against the Company in the U.S. District Court, Southern District of California, San Diego Division. The plaintiffs claim to represent other similarly-situated applicants who were subject to pre-employment background checks with the Company in California and across the United States from March 24, 2012 to the present. The lawsuit alleges violations of the Fair Credit Reporting Act and the California Consumer Credit Reporting and Investigative Reporting Agencies Act. The plaintiffs seek an unspecified amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

damages. On September 23, 2014, the Company reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. On July 7, 2015, the Court entered an order preliminarily approving the settlement. On January 6, 2016, the Court signed the judgment approving the settlement. The Company expects this case to be closed during the second quarter of 2016. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 17, 2014, former store employee Wiley Wright filed a purported class action lawsuit against the Company in the United States District Court, Eastern District of New York, claiming to represent other similarly-situated salaried exempt current and former employees of the Company in the state of New York during the period October 17, 2008, as well as similarly-situated salaried exempt current and former employees throughout the remainder of the United States during the period October 17, 2011 to the present. The lawsuit alleges that current and former Assistant Managers and Senior Assistant Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay in violation of the Fair Labor Standards Act and New York Labor Law. The plaintiff seeks an unspecified amount in damages. On December 12, 2014, plaintiff moved for conditional certification of the putative class of employees; the Company filed its response to this motion on January 19, 2015. On July 16, 2015, the Court granted conditional certification of a collective group that included only the Assistant Managers and Senior Assistant Managers who worked in the four New York stores where plaintiff worked during his employment with the Company, while permitting plaintiff to obtain further discovery from the Company relating to his original motion. On November 18, 2015, the parties reached an agreement to settle the litigation. A draft of the proposed settlement agreement and the notice to class members are being finalized. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. Upon execution of the settlement agreement, the parties will submit the agreement to the Court for preliminary approval. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges current and former California General Managers were unlawfully classified as exempt from overtime protections and worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff seeks an unspecified amount in damages. On December 5, 2014, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On December 30, 2014, the plaintiff petitioned the court to remand the Sinohui Litigation to California state court. On January 9, 2015, the Company filed a Motion to Dismiss Plaintiff’s Second, Third, Seventh and Eighth Causes of Action. The court has not ruled on this motion. On February 26, 2015, the Court overruled the plaintiff’s motion to remand. On October 9, 2015, Plaintiff filed its Motion for Class Certification. On January 8, 2016, the court held a hearing on Plaintiff’s Motion for Class Certification. We expect the court to rule on the motion by the end of the first quarter of 2016. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
Each of the Shareholder Actions alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, agreeing to an inadequate tender price, the adoption on January 15, 2014 of a Rights Agreement, and certain provisions in the Merger Agreement that allegedly made it less likely that the Board would be able to consider alternative acquisition proposals. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Coyne, Dixon and LMPERS Actions further allege that the Board was advised by a conflicted financial advisor. The Solak, Dixon and LMPERS Actions further allege that the Board was subject to material conflicts of interest in approving the Merger Agreement and that the Board breached its fiduciary duties in allowing allegedly conflicted members of management to negotiate the transaction. The Dixon and LMPERS Actions further allege that the Board breached its fiduciary duties in approving the Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits and annexes thereto, as it may be amended or supplemented, the “Statement”) filed with the SEC on January 22, 2014, which allegedly contained material misrepresentations and omissions.
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
On March 7, 2014, the Coyne, Solak, Dixon and LMPERS Actions were consolidated into one action. On July 21, 2015 a consolidated class action petition was filed as the operative consolidated complaint by Twin City Pipe Trades Pension Trust that continued to assert claims against CEC and its former directors; added The Goldman Sachs Group (“Goldman Sachs”) as a defendant; and removed all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the Company and its former directors filed a Motion to Dismiss and are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the Company in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners sought appraisal of 750,000 shares of common stock. The Company answered the complaint and filed a verified list of stockholders, as required under Kansas law. The parties completed discovery in the case. On December 11, 2015, the court scheduled the trial in the case for February 16, 2016. On January 20, 2016, the court rescheduled the trial to February 22, 2016. On January 26, 2016, the parties settled the litigation on terms that included the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s cash settlement. The settlement payment was accrued in Fiscal 2015 and is included in “Transaction, severance and related litigation costs” in our Consolidated Statements of Earnings.
Note 15. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor		Predecessor
	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year
	2015	December 28, 2014	February 14, 2014	2013
	(in thousands)
Current tax expense (benefit):
Federal	10,726	26,702	2,505	26,950
State	1,825	4,984	390	4,191
Foreign	1,256	(255)	(92)	78
	13,807	31,431	2,803	31,219
Deferred tax expense (benefit):
Federal	(14,022)	(52,251)	(2,282)	(2,099)
State	(2,203)	(9,909)	302	(732)
Foreign	(523)	(394)	195	(194)
	(16,748)	(62,554)	(1,785)	(3,025)
Income tax expense (benefit)	$(2,941)	$(31,123)	$1,018	$28,194
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Successor		Predecessor
	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year
	2015	December 28, 2014	February 14, 2014	2013
Federal statutory rate	(35.0)%	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	0.2%	(3.8)%	20.5%	3.0%
Federal income tax credits, net	(7.6)%	(0.4)%	(2.0)%	(1.2)%
Merger and litigation related costs	25.0%	4.8%	3.1%	—%
State tax credit, valuation adjustment	(1.3)%	0.4%	5.6%	—%
Other	(0.3)%	0.6%	(3.1)%	0.3%
Effective tax rate	(19.0)%	(33.4)%	59.1%	37.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor
	January 3, 2016	December 28, 2014
	(in thousands)
Deferred tax assets:
Accrued compensation	$3,059	$2,548
Unearned revenue	1,493	2,105
Deferred rent	5,520	2,497
Stock-based compensation	501	270
Accrued insurance and employee benefit plans	5,162	8,462
Unrecognized tax benefits (1)	1,378	1,471
NOL and Other Carryforwards	5,660	8,483
Loan Costs	1,461	1,758
Other	514	527
Gross deferred tax assets	24,748	28,121
Deferred tax liabilities:
Depreciation and amortization	(40,976)	(59,871)
Prepaid assets	(895)	(1,238)
Intangibles	(181,546)	(183,102)
Favorable/Unfavorable Leases	(1)	(795)
Other	(3,064)	(2,087)
Gross deferred tax liabilities	(226,482)	(247,093)
Net deferred tax liability	$(201,734)	$(218,972)
_________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.
As of January 3, 2016, we have $12.8 million of federal net operating loss carryforwards (which expire at the end of tax years 2029 and 2030), $5.0 million of state net operating loss carryforwards (expiring at the end of tax years 2019 through 2035), and $0.3 million of Alternative Minimum Tax credit carryforwards (with an indefinite carryforward period). The federal net operating loss and Alternative Minimum Tax credit carryforward relate to Peter Piper Pizza, which are limited by Section 382 of the Internal Revenue Code. However, we do not believe the Section 382 limitation will prevent us from fully utilizing the carryforwards. As of January 3, 2016, we also have state income tax credit carryforwards $0.8 million net of their related valuation allowance and federal tax effect (which expire at the end of 2022) and $0.5 million of Canadian net operating loss carryforwards (expiring at the end of tax years 2034 and 2035).
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2012 with the exception of adjustments included in certain amended returns filed in 2011, 2012 and 2013 for tax years 2006 through 2009 and Peter Piper Pizza federal income tax returns with net operating losses which have been carried forward (whereas, adjustments can be made to these returns until the respective statute of limitations expire for the particular tax years the net operating losses are utilized). In general, our state income tax statutes of limitations have expired for tax years ended before 2011 with similar exceptions as noted above regarding our federal tax returns (amended state tax returns filed in 2011 through 2015 for tax years 2006 through 2009 and Peter Piper Pizza state income tax returns generating net operating loss carryforwards). In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$1,882	$2,598	$2,923
Additions for tax positions taken in the current year	214	168	223
Increases for tax positions taken in prior years	1,581	613	463
Decreases for tax positions taken in prior years	(184)	(421)	(422)
Settlement with tax authorities	79	(114)	(283)
Expiration of statute of limitations	(284)	(962)	(306)
Balance at end of period	$3,288	$1,882	$2,598
Our liability for uncertain tax positions (excluding interest and penalties) was $3.3 million and $1.9 million as of January 3, 2016 and December 28, 2014, respectively, and if recognized would decrease our provision for income taxes by $1.2 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.0 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of January 3, 2016 and December 28, 2014, was $1.7 million and $1.5 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”
Note 16. Stock-Based Compensation Arrangements:
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
In connection with the Merger, all unvested restricted stock awards to our employees and non-employee directors became fully vested, and at the effective time of the Merger, each such share of restricted stock was canceled and converted into the right to receive an amount equal to the offer price of $54.00 per share, plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws. We recorded $11.1 million in stock-based compensation expense related to the acceleration of restricted stock awards in “Transaction, severance and related litigation costs” in the Consolidated Statements of Earnings during the 47 day period ended February 14, 2014
Stock Options Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During 2015 and the 317 day period ended December 28, 2014, Parent granted options to purchase 519,412 shares and 2,324,870 shares, respectively, of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based, and vest and become exercisable in equal installments on each of the first five anniversaries of the respective grant dates. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain market conditions are met. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. Unvested Tranche A options are also subject to accelerated vesting and exercisability on the first anniversary of a change in control of Queso Holdings Inc. or within 12 months following such a change in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

control. Tranche B and C options may also vest and become exercisable if applicable hurdles are achieved in connection with an initial public offering. Compensation costs related to options in the Parent were recorded by the Company.
The weighted-average fair value of the options granted in 2015 and for the 317 day period ended December 28, 2014 was estimated at $2.83, $1.44 and $0.84 per option and $3.06, $1.58 and $1.01 per option, respectively, for Tranches A, B and C, respectively, on the date of grant based on the following assumptions:

	Successor
	2015	2014

Dividend yield	—%	—%
Volatility	30%	30%
Risk-free interest rate for Tranche A	1.30%	1.58%
Risk-free interest rate for Tranches B and C	1.30%	1.32%
Expected life - years	3.7	4.0
A summary of the option activity under the equity incentive plan as of January 3, 2016 and the activity for 2015 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 28, 2014	$2,287,463	$8.12
Options Granted	519,412	$10.57
Options Forfeited	(413,791)	$8.51
Outstanding stock options, January 3, 2016	$2,393,084	$8.59	8.1	9,388
Stock options expected to vest, January 3, 2016	$2,153,777	$8.59	8.1	8,449
Exercisable stock options, January 3, 2016	$160,088	$8.24	8.1	683
_________________
(1) The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of January 3, 2016, we had $2.9 million of total unrecognized share based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 3.4 years.
In February 2016, the Parent granted additional options to purchase 101,110 shares of its common stock to certain officers and employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock based compensation costs recognized and capitalized is presented below:

	Successor		Predecessor
	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended	Fiscal Year
	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
	(in thousands)
Stock-based compensation costs	$855	$713	$1,117	$8,660
Portion capitalized as property and equipment (1)	(17)	(10)	—	(179)
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	—	11,108	—
Stock-based compensation expense recognized	$838	$703	$12,225	$8,481
Tax benefit recognized from stock-based compensation awards (2)	$18	$4,874	$—	$3,377
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

(2)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, the period the related expense is deductible for income tax purposes.

Note 17. Stockholders’ Equity:
We have one class of common capital stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings, Inc. As of January 3, 2016 and December 28, 2014, we have 200 shares issued and outstanding. See further discussion in Note 2. “Acquisition of CEC Entertainment, Inc.”
Cash Dividends
In accordance with our credit facilities, our ability to declare dividends is restricted. See further discussion of the Merger in Note 2. “Acquisition of CEC Entertainment, Inc.” We declared and paid a cash dividend to Parent during 2015 of $70 million.
On October 29, 2013, our Board had approved a 13% increase in the Company’s quarterly cash dividend. We declared dividends to common stockholders during 2013 of $17.4 million.
Note 18. Consolidating Guarantor Financial Information:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 3, 2016
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$42,235	$1,797	$6,622	$—	$50,654
Accounts receivable	21,595	3,944	9,468	(9,071)	25,936
Inventories	19,959	3,021	295	—	23,275
Other current assets	13,562	3,561	1,100	—	18,223
Total current assets	97,351	12,323	17,485	(9,071)	118,088
Property and equipment, net	585,915	34,539	8,593	—	629,047
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	21,855	466,240	—	—	488,095
Intercompany	129,151	30,716	—	(159,867)	—
Investment in subsidiaries	422,407	—	—	(422,407)	—
Other noncurrent assets	4,318	8,940	671	—	13,929
Total assets	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$50	$—	$—	$7,650
Capital lease obligations, current portion	418	—	3	—	421
Accounts payable and accrued expenses	71,320	27,774	3,270	—	102,364
Other current liabilities	3,350	328	—	—	3,678
Total current liabilities	82,688	28,152	3,273	—	114,113
Capital lease obligations, less current portion	14,980	—	64	—	15,044
Bank indebtedness and other long-term debt, less current portion	971,320	13	—	—	971,333
Deferred tax liability	184,083	17,867	(216)	—	201,734
Intercompany	20,580	121,850	26,508	(168,938)	—
Other noncurrent liabilities	211,262	10,784	219	—	222,265
Total liabilities	1,484,913	178,666	29,848	(168,938)	1,524,489
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,460	466,114	3,241	(469,355)	356,460
Retained earnings (deficit)	(144,598)	(40,608)	(3,024)	43,632	(144,598)
Accumulated other comprehensive income (loss)	(3,316)	—	(3,316)	3,316	(3,316)
Total stockholders' equity	208,546	425,506	(3,099)	(422,407)	208,546
Total liabilities and stockholders' equity	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$97,020	$6,427	$7,547	$—	$110,994
Accounts receivable	13,209	5,487	3,797	(3,658)	18,835
Inventories	15,008	3,596	375	—	18,979
Other current assets	15,642	3,212	2,040	—	20,894
Total current assets	140,879	18,722	13,759	(3,658)	169,702
Property and equipment, net	638,239	33,064	10,669	—	681,972
Goodwill	432,462	50,982	—	—	483,444
Intangible assets, net	24,649	466,751	—	—	491,400
Intercompany	129,429	25,090	32,655	(187,174)	—
Investment in subsidiaries	428,836	—	—	(428,836)	—
Other noncurrent assets	3,683	5,875	37	—	9,595
Total assets	$1,798,177	$600,484	$57,120	$(619,668)	$1,836,113
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$9,500	$45	$—	$—	$9,545
Capital lease obligations, current portion	405	—	3	—	408
Accounts payable and accrued expenses	82,995	21,989	(248)	(484)	104,252
Other current liabilities	2,990	—	—	—	2,990
Total current liabilities	95,890	22,034	(245)	(484)	117,195
Capital lease obligations, less current portion	15,395	—	81	—	15,476
Bank indebtedness and other long-term debt, less current portion	974,287	67	—	—	974,354
Deferred tax liability	203,814	14,378	780	—	218,972
Intercompany	6,309	126,497	57,542	(190,348)	—
Other noncurrent liabilities	209,896	7,472	162	—	217,530
Total liabilities	1,505,591	170,448	58,320	(190,832)	1,543,527
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	355,587	465,451	3,089	(468,540)	355,587
Retained earnings (deficit)	(62,088)	(35,415)	(3,376)	38,791	(62,088)
Accumulated other comprehensive income (loss)	(913)	—	(913)	913	(913)
Total stockholders' equity	292,586	430,036	(1,200)	(428,836)	292,586
Total liabilities and stockholders' equity	$1,798,177	$600,484	$57,120	$(619,668)	$1,836,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2015
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$353,200	$48,747	$6,148	$—	$408,095
Entertainment and merchandise sales	469,741	16,864	10,410	—	497,015
Total company store sales	822,941	65,611	16,558	—	905,110
Franchise fees and royalties	2,280	15,199	—	—	17,479
International Association assessments and other fees	995	24,591	43,829	(69,415)	—
Total revenues	826,216	105,401	60,387	(69,415)	922,589
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	89,772	12,527	2,135	—	104,434
Cost of entertainment and merchandise	29,147	1,729	643	—	31,519
Total cost of food, beverage, entertainment and merchandise	118,919	14,256	2,778	—	135,953
Labor expenses	230,113	14,968	5,503	—	250,584
Depreciation and amortization	109,307	3,856	2,073	—	115,236
Rent expense	88,773	5,363	2,533	—	96,669
Other store operating expenses	155,366	9,017	4,308	(25,613)	143,078
Total company store operating costs	702,478	47,460	17,195	(25,613)	741,520
Advertising expense	46,136	4,014	40,798	(43,802)	47,146
General and administrative expenses	20,939	44,446	618	—	66,003
Transaction, severance and Merger related litigation costs	6	11,908	—	—	11,914
Asset Impairment	766	20	89	—	875
Total operating costs and expenses	770,325	107,848	58,700	(69,415)	867,458
Operating income (loss)	55,891	(2,447)	1,687	—	55,131
Equity in earnings (loss) in affiliates	(4,654)	—	—	4,654	—
Interest expense	65,775	4,288	519	—	70,582
Income (loss) before income taxes	(14,538)	(6,735)	1,168	4,654	(15,451)
Income tax expense (benefit)	(2,028)	(1,575)	662	—	(2,941)
Net income (loss)	$(12,510)	$(5,160)	$506	$4,654	$(12,510)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,403)	—	(2,403)	2,403	(2,403)
Comprehensive income (loss)	$(14,913)	$(5,160)	$(1,897)	$7,057	$(14,913)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$293,407	$8,259	$6,030	$—	$307,696
Entertainment and merchandise sales	391,818	2,490	10,094	—	404,402
Total Company store sales	685,225	10,749	16,124	—	712,098
Franchise fees and royalties	1,813	4,670	—	—	6,483
International Association assessments and other fees	1,006	1,233	37,388	(39,627)	—
Total revenues	688,044	16,652	53,512	(39,627)	718,581
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	75,772	2,324	1,900	—	79,996
Cost of entertainment and merchandise	23,832	244	660	(128)	24,608
Total cost of food, beverage, entertainment and merchandise	99,604	2,568	2,560	(128)	104,604
Labor expenses	192,651	2,922	5,282	—	200,855
Depreciation and amortization	111,816	1,197	2,938	—	115,951
Rent expense	73,337	938	2,423	—	76,698
Other store operating expenses	112,669	2,445	3,410	1,372	119,896
Total Company store operating costs	590,077	10,070	16,613	1,244	618,004
Advertising expense	38,511	638	31,712	(37,159)	33,702
General and administrative expenses	18,414	32,389	1,091	(3,712)	48,182
Transaction, severance and Merger related litigation costs	40,998	9,547	—	—	50,545
Asset Impairment	40	3	364	—	407
Total operating costs and expenses	688,040	52,647	49,780	(39,627)	750,840
Operating income (loss)	4	(35,995)	3,732	—	(32,259)
Equity in earnings (loss) in affiliates	(36,988)	—	—	36,988	—
Interest expense	59,644	770	538	—	60,952
Income (loss) before income taxes	(96,628)	(36,765)	3,194	36,988	(93,211)
Income tax expense (benefit)	(34,540)	2,441	976	—	(31,123)
Net income (loss)	$(62,088)	$(39,206)	$2,218	$36,988	$(62,088)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(913)	—	(913)	913	(913)
Comprehensive income (loss)	$(63,001)	$(39,206)	$1,305	$37,901	$(63,001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$49,803	$32	$1,062	$—	$50,897
Entertainment and merchandise sales	61,082	—	1,577	—	62,659
Total company store sales	110,885	32	2,639	—	113,556
Franchise fees and royalties	353	334	—	—	687
International Association assessments and other fees	—	4,558	6,095	(10,653)	—
Total revenues	111,238	4,924	8,734	(10,653)	114,243
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	11,924	25	336	—	12,285
Cost of entertainment and merchandise	3,618	—	131	(20)	3,729
Total cost of food, beverage, entertainment and merchandise	15,542	25	467	(20)	16,014
Labor expenses	31,107	—	891	—	31,998
Depreciation and amortization	9,430	—	303	—	9,733
Rent expense	11,962	—	403	—	12,365
Other store operating expenses	20,193	(44)	(82)	(4,307)	15,760
Total company store operating costs	88,234	(19)	1,982	(4,327)	85,870
Advertising expense	6,144	17	5,853	(6,111)	5,903
General and administrative expenses	4,124	3,863	191	(215)	7,963
Transaction, severance and Merger related costs	1,800	9,834	—	—	11,634
Total operating costs and expenses	100,302	13,695	8,026	(10,653)	111,370
Operating income (loss)	10,936	(8,771)	708	—	2,873
Equity in earnings (loss) in affiliates	(4,523)	—	—	4,523	—
Interest expense (income)	1,822	(771)	100	—	1,151
Income (loss) before income taxes	4,591	(8,000)	608	4,523	1,722
Income tax expense (benefit)	3,887	(3,040)	171	—	1,018
Net income (loss)	$704	$(4,960)	$437	$4,523	$704

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(541)	—	(541)	541	(541)
Comprehensive income (loss)	$163	$(4,960)	$(104)	$5,064	$163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2013
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$358,931	$683	$9,016	$(46)	$368,584
Entertainment and merchandise sales	434,429	—	13,726	—	448,155
Total company store sales	793,360	683	22,742	(46)	816,739
Franchise fees and royalties	2,363	2,619	—	—	4,982
International Association assessments and other fees	—	63,400	43,463	(106,863)	—
Total revenues	795,723	66,702	66,205	(106,909)	821,721
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	87,543	33	2,787	—	90,363
Cost of entertainment and merchandise	28,952	(32)	915	(60)	29,775
Total cost of food, beverage, entertainment and merchandise	116,495	1	3,702	(60)	120,138
Labor expenses	222,085	—	7,087	—	229,172
Depreciation and amortization	76,026	—	2,141	—	78,167
Rent expense	75,681	—	2,782	—	78,463
Other store operating expenses	189,087	(460)	4,782	(62,374)	131,035
Total company store operating costs	679,374	(459)	20,494	(62,434)	636,975
Advertising expense	44,244	—	40,411	(43,438)	41,217
General and administrative expenses	17,817	38,617	1,294	(1,037)	56,691
Transaction, severance and related litigation costs	316	—	—	—	316
Asset impairment	2,241	—	810	—	3,051
Total operating costs and expenses	743,992	38,158	63,009	(106,909)	738,250
Operating income (loss)	51,731	28,544	3,196	—	83,471
Equity in earnings (loss) in affiliates	23,240	—	—	(23,240)	—
Interest expense (income)	12,620	(6,002)	835	—	7,453
Income (loss) before income taxes	62,351	34,546	2,361	(23,240)	76,018
Income tax expense (benefit)	14,527	12,877	790	—	28,194
Net income (loss)	$47,824	$21,669	$1,571	$(23,240)	$47,824

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,116)	$—	$(1,116)	$1,116	$(1,116)
Comprehensive income (loss)	$46,708	$21,669	$455	$(22,124)	$46,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2015
(in thousands)

	Successor
	Issuer		Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$95,659		$(492)	$5,446	$—	$100,613

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)		—	—	—	(663)
Intercompany note	2,393		2,925	—	(5,318)	—
Purchases of property and equipment	(65,070)		(6,028)	(1,936)	—	(73,034)
Development of internal use software	(2,018)		(2,784)	—	—	(4,802)
Proceeds from sale of property and equipment	308		—	—	—	308
Cash flows provided by (used in) investing activities	(65,050)		(5,887)	(1,936)	(5,318)	(78,191)

Cash flows from financing activities:
Repayments on senior term loan	(9,500)		—	—	—	(9,500)
Repayments on note payable	—		(49)	—	—	(49)
Intercompany note	(3,847)		1,798	(3,269)	5,318	—
Proceeds from financing sale-leaseback transaction	—		—	—	—	—
Payment of debt financing costs	—		—	—	—	—
Payments on capital lease obligations	(402)		—	(3)	—	(405)
Payments on sale leaseback transactions	(1,663)	—	—	—	—	(1,663)
Dividends paid	(70,000)		—	—	—	(70,000)
Excess tax benefit realized from stock-based compensation	18		—	—	—	18
Equity contribution	—		—	—	—	—
Cash flows provided by (used in) financing activities	(85,394)		1,749	(3,272)	5,318	(81,599)
Effect of foreign exchange rate changes on cash	—		—	(1,163)	—	(1,163)

Change in cash and cash equivalents	(54,785)		(4,630)	(925)	—	(60,340)
Cash and cash equivalents at beginning of period	97,020		6,427	7,547	—	110,994
Cash and cash equivalents at end of period	$42,235		$1,797	$6,622	$—	$50,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Successor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$70,034		$(24,166)		$2,223		$—		$48,091

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)		—		—		—		(946,898)
Acquisition of Franchise	—		(1,529)		—		—		(1,529)
Acquisition of Peter Piper Pizza	(118,409)		5,267		—		—		(113,142)
Intercompany note	—		375,539		—		(375,539)		—
Purchases of property and equipment	(55,299)		(4,136)		(1,593)		—		(61,028)
Development of internal use software	—		(2,130)		—		—		(2,130)
Proceeds from sale of property and equipment	23		419		—		—		442
Cash flows provided by (used in) investing activities	(1,120,583)	—	373,430	—	(1,593)	—	(375,539)	—	(1,124,285)

Cash flows from financing activities:
Proceeds from secured credit facilities, net of original issue discount	756,200		—		—		—		756,200
Proceeds from senior notes	255,000		—		—		—		255,000
Repayment of Predecessor Facility	—		(348,000)		—		—		(348,000)
Repayments on senior term loan	(3,800)		(7)		—		—		(3,807)
Intercompany note	(375,539)		5,050		(5,050)		375,539		—
Proceeds from financing sale-leaseback transaction	183,685		—		—		—		183,685
Payment of debt financing costs	(27,575)		—		—		—		(27,575)
Payments on capital lease obligations	(297)		—		—		—		(297)
Payments on sale leaseback transactions	(742)		—		—		—		(742)
Dividends paid	(890)		—		—		—		(890)
Excess tax benefit realized from stock-based compensation	4,874		—		—		—		4,874
Equity contribution	350,000		—		—		—		350,000
Cash flows provided by (used in) financing activities	1,140,916		(342,957)		(5,050)		375,539		1,168,448
Effect of foreign exchange rate changes on cash	—		—		(444)		—		(444)

Change in cash and cash equivalents	90,367		6,307		(4,864)		—		91,810
Cash and cash equivalents at beginning of period	6,653		120		12,411		—		19,184
Cash and cash equivalents at end of period	$97,020		$6,427		$7,547		$—		$110,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$(12,224)		$29,906		$4,632		$—		$22,314

Cash flows from investing activities:
Intercompany note	—		(17,601)		—		17,601		—
Purchases of property and equipment	(8,538)		(1,082)		(90)		—		(9,710)
Proceeds from sale of property and equipment	(2)		53		—		—		51
Cash flows provided by (used in) investing activities	(8,540)	—	(18,630)	—	(90)	—	17,601	—	(9,659)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facility	—		(13,500)		—		—		(13,500)
Intercompany note	17,571		430		(400)		(17,601)		—
Payments on capital lease obligations	(153)		—		(11)		—		(164)
Dividends paid	(38)		—		—		—		(38)
Restricted stock returned for payment of taxes	(142)		—		—		—		(142)
Cash flows provided by (used in) financing activities	17,238	—	(13,070)	—	(411)	—	(17,601)	—	(13,844)
Effect of foreign exchange rate changes on cash	—		—		(313)		—		(313)

Change in cash and cash equivalents	(3,526)	—	(1,794)	—	3,818	—	—	—	(1,502)
Cash and cash equivalents at beginning of period	10,177		1,914		8,595		—		20,686
Cash and cash equivalents at end of period	$6,651		$120		$12,413		$—		$19,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2015 and 2014:

	Quarters in Fiscal Year 2015 (1)
	Successor
	March 29, 2015	June 28, 2015	Sept. 27, 2015	Jan. 3, 2016
	(in thousands)
Food and beverage sales	$116,537	$94,145	$98,243	$99,170
Entertainment and merchandise sales	144,744	113,861	118,753	119,657
Company store sales	261,281	208,006	216,996	218,827
Franchise fees and royalties	4,227	4,073	4,941	4,238
Total revenues	$265,508	$212,079	$221,937	$223,065
Operating income (loss)	$44,687	$(188)	$12,499	$(1,867)
Income (loss) before income taxes	$27,188	$(17,512)	$(4,710)	$(20,417)
Net income (loss)	$14,742	$(9,892)	$(3,202)	$(14,158)

	Quarters in Fiscal Year 2014
	Predecessor	Successor (2)
	For the 47 Day Period Ended	For the 44 Day Period Ended
	February 14, 2014	March 30, 2014	June 29, 2014	Sept. 28, 2014	Dec. 28, 2014
	(in thousands)
Food and beverage sales	$50,897	$62,277	$79,649	$82,271	$83,499
Entertainment and merchandise sales	62,659	78,613	105,651	115,885	104,253
Company store sales	113,556	140,890	185,300	198,156	187,752
Franchise fees and royalties	687	686	1,274	1,533	2,990
Total revenues	$114,243	$141,576	$186,574	$199,689	$190,742
Operating income (loss)	$2,873	$(3,367)	$(4,905)	$(4,241)	$(19,746)
Income (loss) before income taxes	$1,722	$(15,410)	$(20,144)	$(20,215)	$(37,442)
Net income (loss)	$704	$(13,872)	$(12,784)	$(13,279)	$(22,153)
 ______________________

(1)	Our 2015 fiscal year consisted of 53 weeks. Each quarterly period has 13 weeks, except for the fourth quarterly period ended January 3, 2016 which has 14 weeks.

(2)
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2016 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of January 3, 2016 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended January 3, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in 2014, we began the implementation of a financial system to upgrade our general ledger and reporting tools. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.

ITEM 9B. Other Information.
None.

ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of four members, including our Chief Executive Officer, one partner of Apollo, one principal of Apollo and one additional member.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

Thomas Leverton	44	Chief Executive Officer and Director
J. Roger Cardinale	56	President
Dale R. Black	52	Executive Vice President and Chief Financial Officer
Randy G. Forsythe	54	Executive Vice President and Director of Operations
Michael Hartman	48	Executive Vice President and Chief Marketing Officer
Lance A. Milken	40	Director
Daniel E. Flesh	34	Director
Allen R. Weiss	61	Director

Thomas Leverton has served as a member of our Board and Chief Executive Officer of the Company since July 2014. He served as Chief Executive Officer of Topgolf from May 2013 until July 2014. From June 2010 to August 2012, Mr. Leverton served as Chief Executive Officer of Omniflight, an air medical operator. Earlier in his career, he held executive roles at FedEx Office, including Executive Vice President and Chief Development Officer. Mr. Leverton also served as Chief Operating Officer of TXU Energy. He began his career at Johnson & Johnson and Bain & Company. In light of our ownership structure and Mr. Leverton’s extensive executive leadership and management experience, the Board believes it is appropriate for Mr. Leverton to serve as our director.

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

Dale R. Black has served as Executive Vice President, Chief Financial Officer of the Company since November 2015. He served as Executive Vice President and Chief Financial Officer of Great Wolf Resorts, Inc. from January 2015 to June 2015. Before Great Wolf Resorts, Inc., Mr. Black was an Associate Director with Protiviti, Inc., a global consulting firm, from September 2014 to December 2014. Prior to that, from November 2007 to July 2014, he served as Chief Financial Officer at Isle of Capri Casinos, Inc. From November 2005 to December 2007, he served as Executive Vice President - Chief Financial Officer of Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy protection in February 2009. Prior to holding that position, Mr. Black was Chief Financial Officer at Argosy Gaming Company. He is a CPA and began his career with Arthur Andersen LLP.

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

Michael Hartman has served as Executive Vice President, Chief Marketing Officer of the Company since January 2015. In his role as CMO, Mr. Hartman oversees the Marketing and Entertainment functions. From February 2011 to January 2015, he was the Senior Marketing Officer at SeaWorld Parks & Entertainment, leading Marketing & Sales for Busch Gardens, water parks

Adventure Island and Water Country, and Sesame Place. From 1997 to 2010, Mr. Hartman held various marketing roles at PepsiCo, where he was a Vice President beginning in 2001. He currently serves on the Board of Directors of Big Brothers and Big Sisters Lone Star Texas, and has served on the Boards of Directors of Zevia Natural Soda, O.N.E. Natural Experience, and the Association of Canadian Advertisers.

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

Allen R. Weiss became a member of our Board in June 2014. Mr. Weiss served as President of Worldwide Operations for the Walt Disney Parks and Resorts business of The Walt Disney Company, a global entertainment company listed on the NYSE, from 2005 until his retirement in November 2011. Prior to that, Mr. Weiss served in a number of roles for The Walt Disney Company beginning in 1972, including most recently as President of Walt Disney World Resort, Executive Vice President of Walt Disney World Resort and Vice President of Resort Operations Support. Mr. Weiss serves as a director of Dick’s Sporting Goods, Inc. and Apollo Group, Inc. (a private education provider unaffiliated with Apollo). Mr. Weiss also serves on the board or council of a number of community and civic organizations. In light of our ownership structure and Mr. Weiss’s knowledge and understanding of the entertainment sector, including insight gained through his executive leadership and management experience at The Walt Disney Company, the Board believes it is appropriate for Mr. Weiss to serve as our director.
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
Audit Committee
The Audit Committee is composed of three directors: Lance Milken, Daniel Flesh and Allen Weiss. James Chambers, who resigned as a director of the Company effective February 25, 2016, served on the Compensation Committee through the date of his resignation. The primary role of the Audit Committee is to provide financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance or certifications as to our financial statements or as to the work of our independent registered public accounting firm. The Audit Committee is directly responsible for the selection, engagement, compensation, retention and oversight of our independent registered public accounting firm. The Board has also determined that each member of the Audit Committee is financially literate.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com. The Audit Committee met four times in 2015.

Although our Board of Directors has determined that each of the members of our Audit Committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the Audit Committee.

As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.
Compensation Committee
The Compensation Committee is composed of three directors: Lance Milken, Daniel Flesh and Allen Weiss. James Chambers, who resigned as a director of the Company effective February 25, 2016, served on the Compensation Committee through the date of his resignation. Mr. Weiss was appointed to the Compensation Committee by the Board on February 23, 2016. The Compensation Committee is responsible for approving the compensation, including performance bonuses, payable to the executive officers of the Company, and administering the Company’s equity compensation plans.

The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee met twice in 2015.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, as well as a separate Code of Ethics for our Chief Executive Officer, President and Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. Both documents may be accessed on our website at www.chuckecheese.com, under “Investor Relations-Governance.”

ITEM 11. Executive and Director Compensation

Information required by Item 11 will be set forth in a future amendment to this Annual Report on Form 10-K.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 15, 2016, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On January 3, 2016, there were 200 shares of the Company’s common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
Queso Holdings Inc. (1)	200	100%
Thomas Leverton	—	—
Dale R. Black	—	—
J. Roger Cardinale	—	—
Randy G. Forsythe	—	—
Lance A. Milken	—	—
James Chambers	—	—
Daniel E. Flesh	—	—
Allen R. Weiss	—	—
Directors and Executive Officers as a Group (8 persons)	—	—
___________________________

(1)
AP VIII CEC Holdings, L.P. (“Queso LP”) is the sole shareholder of Queso Holdings, Inc. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Queso LP. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control with respect to the shares of our common stock held of record by Queso Holdings, Inc. Each of Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, disclaims beneficial ownership of the shares of our common stock owned of record by Queso Holdings, Inc., except to the extent of any pecuniary interest therein. The address of each of Queso Holdings, Inc., Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

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

DIRECTOR INDEPENDENCE
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At January 3, 2016, Apollo beneficially owned 100% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended January 3, 2016 and December 28, 2014. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2015 and 2014 fiscal years:

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$561,000	$621,000
Audit-related Fees (2)	5,500	49,000
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$566,500	$670,000
_______________________

(1)
“Audit fees” are fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Form 10-K, the review of the Company’s quarterly consolidated financial statements included in the Company’s Forms 10-Q, and includes fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as consents, comfort letters, statutory audits, attest services and review of documents filed with the Securities and Exchange Commission.

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
All audit services, audit related services, and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy (i) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche LLP must be pre-approved by the Audit Committee.

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

Dated: March 1, 2016	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Leverton	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016
Thomas Leverton

/s/ Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Dale R. Black

/s/ Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	March 1, 2016
Laurie E. Priest

*	Director	March 1, 2016
Lance A. Milken

*	Director	March 1, 2016
Daniel E. Flesh

*	Director	March 1, 2016
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.	Senior Vice President and General Counsel	March 1, 2016
Rodolfo Rodriguez, Jr.

EXHIBIT INDEX

Exhibit Number	Description
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

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 5, 2015)

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.8
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.9
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.11
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.12*	Employment Term Sheet, dated as of December 17, 2014 between the Company and Michael Hartman

10.13*	Employment Agreement, dated as of November 20, 2015, between the Company and Dale R. Black

21.1*	Subsidiaries of the Company

24.1*	Power of attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.