Form 10-K/A
period 2016-01-03
CEC ENTERTAINMENT INC
filed 2016-04-05
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

Explanatory Note
CEC Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended January 3, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016 (the “Original Form 10-K”), in accordance with General Instruction G(3) to Form 10-K, to include in the Form 10-K the information required to be filed pursuant to Part III, Item 11 of Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except for the information described above, the Amendment does not amend or otherwise update any other information in the Original Form 10-K, and speaks of the filing date of our Original Form 10-K. Events occurring after the date of the Original Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Form 10-K.
As used throughout this Amendment, the terms “CEC Entertainment,” “we,” “us,” and “our,” refer to CEC Entertainment, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate,” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of the Company’s Original Form 10-K filed with the SEC on March 2, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including but not limited to:

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

ITEM 11. Executive and Director Compensation
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis, we discuss our compensation objectives and our decisions, and the rationale behind those decisions, relating to 2015 compensation for our named executive officers. The discussion and analysis also contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts. This discussion and analysis also explains the current compensation policies of the Company, which may change in the future in certain circumstances that the Board of Directors or the Compensation Committee considers advisable.
Our named executive officers for 2015 were:
•Thomas Leverton, Chief Executive Officer
•J. Roger Cardinale, President
•Dale R. Black, Executive Vice President and Chief Financial Officer as of November 20, 2015
•Randy G. Forsythe, Executive Vice President and Director of Operations
•Michael Hartman, Executive Vice President and Chief Marketing Officer

•	Temple Weiss, Executive Vice President and Chief Financial Officer until close of business November 20, 2015
Objectives of Our Compensation Program
The objectives of our 2015 compensation program included the following:

•
attract and retain executive officers and other employees, and motivate them to successfully implement our strategic plan and enhance stockholder value, through the use of both short- and long-term incentives that reward individual and Company performance;

•	structure compensation based on measures intended to reward performance, which we believe creates value for our stockholders; and

•
promote an ownership mentality and ensure senior management continuity among our officers and employees through the use of equity-based compensation that more closely aligns the interests of the executives with those of our stockholders.

Our ability to hire and retain executives with the requisite skills and experience to implement our strategic plan is essential to our success. The goals encompassed in our strategic plan include both improving sales and profits from our existing stores and increasing the number of Company-owned and franchise stores. We believe that if we successfully execute this strategic plan, we can enhance the Company’s value by increasing our free cash flow over the long-term through increased earnings and carefully managing capital expenditures.
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
What Our Compensation Program Is Designed to Reward
Our executive compensation program during 2015 was designed to reward strong financial performance of the Company that results from quality execution of our strategic plan on both a short-term and long-term basis. In addition, we wanted to reinforce those core values that we believed help us achieve our strategic goals, including teamwork, integrity, and the importance we place on each individual.
Elements of Our Compensation Program and Why We Pay Each Element
Our 2015 compensation program consisted primarily of three elements: base salaries, annual cash bonuses and long-term equity-based incentive compensation.

•
Base Salaries. We pay base salary to recognize each executive officer’s unique value and historical contributions to the Company’s success. In establishing base salaries, the Compensation Committee considered salary norms in the industry and the general marketplace, base salaries offered by companies with which we compete for executive talent, experience in the role (either here or at one or more other companies), and the executive’s position and level of responsibility.

•
Annual Cash Bonuses. We included cash bonuses as part of our compensation program because we believe that this element of compensation helps to motivate and focus executive officers to achieve key corporate objectives by rewarding the achievement of these objectives. We also believe that such bonuses are necessary as part of a competitive total remuneration package.

•
Long-Term Equity-Based Incentive Compensation. Long-term equity-based incentive compensation is an element of our compensation policy because we believe that it aligns executive officers’ interests with the interests of the Company’s stockholders, rewards long-term performance, is required in order for us to be competitive from a total remuneration standpoint, encourages executive retention and provides executives the opportunity to share in the long-term performance of the Company.

Prior to the Merger, we typically granted restricted stock with a four-year ratable vesting schedule. Since the Merger, with one exception described below, the Company discontinued its practice of granting equity-based awards denominated in common stock of the Company. As described below, certain of our executive officers have received restricted stock and/or option awards relating to common stock of Queso Holdings Inc. (“Holdings”), the Company’s parent.
How We Determined the Amount and Material Terms of Each Element of Compensation
During 2014, when the compensation was set for each of the Company’s named executive officers, except for Mr. Black and Mr. Hartman (who commenced their employment in 2015), the Board of Directors oversaw the Company’s compensation programs. Beginning in the first quarter of 2015, the Board of Directors delegated this oversight to the Compensation Committee of our Board of Directors. The Board of Directors (in 2014) and Compensation Committee (as of 2015) set the compensation of each of the Company’s new and continuing executives by reviewing factors such as market compensation levels, levels of prior achievement and experience, compensation programs of companies in similar industries, and with respect to certain components of compensation, an arm’s-length negotiation with each executive.
Base Salary
The annual base salary rates of Mr. Leverton, Mr. Cardinale, Mr. Forsythe, and Mr. Weiss were set in 2014 and continued in 2015 at $550,000 (for Mr. Leverton), $485,000 (for Mr. Cardinale), $315,000 (for Mr. Forsythe), $325,000 (for Mr. Weiss), and $280,000 (for Mr. Hartman). When Mr. Black joined the Company in November 2015, his annual base salary rate was set at $400,000.
Cash Bonuses
During 2015, each of our named executive officers was eligible to earn a cash bonus in respect of individual and corporate performance achievements, pursuant to the Company’s Incentive Bonus Plan, in accordance with the terms of their employment agreements with the Company. In addition, the Compensation Committee had the ability to award cash bonuses on a discretionary basis.
Eligibility Pursuant to Employment Agreements
Employment agreements entered into by each executive provided for each of them to receive a maximum annual bonus equal to a specified percentage of the executive’s respective annual base salary, subject to the achievement of qualitative and quantitative performance goals set by the Board (which goals formed the basis of the Incentive Bonus Plan described below). Messrs. Leverton, Cardinale, Black, and Forsythe each have a bonus target equal to 100% of base salary and a maximum bonus equal to 150% of base salary (as did Mr. Weiss, before his departure). Mr. Hartman’s employment agreement sets a bonus target of 75% of his base salary and a maximum bonus of 112.5% of his base salary.
Incentive Bonus Plan
For 2015, the Compensation Committee determined that growth in comparable store sales, revenues, free cash flow, and Pro Forma Adjusted EBITDA (“adjusted EBITDA”) were appropriate quantitative measures of Company performance for purposes of determining the incentive compensation to be awarded under the Incentive Bonus Plan. The Compensation Committee also determined that the Incentive Bonus Plan should have a discretionary component to reward individual performance. In no event would a cash bonus be paid under the 2015 Incentive Bonus Plan with respect to any given performance measure unless certain minimum targets for the fiscal year as predetermined by the Compensation Committee were attained.

For 2015, the actual bonus earned by an eligible employee is equal to the employee’s gross base earnings for the year, multiplied by his or her target bonus percentage, multiplied by the sum of the multipliers for each of the following five measurable components of the 2015 Incentive Bonus Plan: (i) adjusted EBITDA, (ii) free cash flow, (iii) comparable store sales growth, (iv) Company revenues, and (v) a discretionary portion. These five components were weighted as follows:

Metric	Total Bonus %
Adjusted EBITDA	40%
Free Cash Flow (1)	20%
Comparable Store Sales Growth	10%
Revenues	10%
Discretionary	20%
Total	100%
_______________

(1)	Free Cash Flow represents Adjusted EBITDA less capital expenditures.
For 2015, the Compensation Committee set the target, minimum, and maximum levels for payout eligibility under each of the quantitative components of the Incentive Bonus Plan as follows:

Metric	Target	Minimum	Maximum
	(in $ millions, except percentages)
Adjusted EBITDA	$225.3	$209.3	$234.3
Free Cash Flow (1)	$130.2	$121.0	$135.4
Comparable Store Sales	3.3%	0.6%	5.5%
Revenues	$938.1	$903.3	$955.0
_______________

(1)	Free Cash Flow represents Adjusted EBITDA less capital expenditures.
The Compensation Committee believes that the metrics listed above were appropriate measures of Company performance for 2015 and established the 2015 targets after taking into consideration the Company’s prior year performance, the continuing difficult economic environment and continuing pressures on consumer discretionary spending. The Compensation Committee established what it considered to be ambitious, yet achievable goals, and determined that the targets - as well as minimum and maximum growth levels - established the appropriate short-term incentive for the named executive officers and other eligible employees.
For purposes of the 2015 Incentive Bonus Plan, gross base earnings equaled the total amount of gross salary paid to the executive as salary during fiscal year 2015. The gross base earnings amount accounts for executives who were not employed by the Company during the entire year; the bonus of such executives is calculated on a prorated basis, based on the amount of salary actually earned by the executive during the year.
Actual Company performance on each of the four quantitative measures considered for determination of payment eligibility in the 2015 Incentive Bonus Plan was as follows:

	2015 Actuals
Metric	Growth	Metric
		($ in millions)
Adjusted EBITDA	1.0%	$209.5
Free Cash Flow	2.2%	$132.2
Comparable Store Sales	—%	$—
Revenues	1.3%	$897.9
Actual Company performance within the Comparable Store Sales and Revenues measurements did not meet the minimum growth thresholds set forth in the Incentive Bonus Plan, so these components of the plan did not contribute to the total bonus payout calculation. The Company’s 1.0% growth of Adjusted EBITDA represented 11.7% of the Plan’s growth target for Adjusted EBITDA of $225.3 million, and since this metric represented 40% of the total bonus available under the Plan, the actual payout for

Adjusted EBITDA was 4.7% of eligible employees’ target bonus (11.7% x 40% = 4.7%). Similarly, the Company’s 2.2% growth of Free Cash Flow was 119.1% of the growth target for that component under the Plan. This measure could contribute up to 20% of the total bonus available under the Plan, so payout for the Free Cash Flow component of the Plan was 23.8% of eligible employees’ target bonus (119.1% x 20% = 23.8%).

The Incentive Bonus Plan also provides that each employee may be awarded a discretionary bonus of up to 20% of the total target bonus percentage. The percentage of the discretionary bonus component awarded to an employee is decided by the employee’s direct supervisor, whose decision is to be guided by the employee’s individual performance during the year, measured by the employee’s achievement of his or her goals that were established in coordination with the supervisor at the beginning of the employee’s review period. The discretionary component of the Incentive Bonus Plan cannot be achieved above 100% of target, and many employees were awarded less than 100% of the discretionary portion of the bonus.

Assuming a 100% award of the discretionary portion of the bonus, the maximum payout that an eligible employee could receive would be 48.5% of the employee’s target bonus (4.7% + 23.8% + 20% = 48.5%).
These calculations are set forth in the following table:

		2015 Payout
Metric	% Weighting	Bonus as a % of Target	% of Target Bonus
Adjusted EBITDA	40%	11.7%	4.7%
Free Cash Flow	20%	119.1%	23.8%
Comparable Store Sales	10%	—%	—%
Revenue	10%	—%	—%
Discretionary	20%	100.0%	20.0%
Total	100%		48.5%
Based on these calculations, our named executive officers received the following bonuses for 2015 under the Incentive Bonus Plan:

Name and Position	Incentive Bonus Plan Payment
Tom Leverton, Chief Executive Officer	$266,750
J. Roger Cardinale, President	$225,525
Dale R. Black, Executive Vice President and Chief Financial Officer	$14,923
Randy Forsythe, Executive Vice President and Director of Operations	$140,175
Michael Hartman, Executive Vice President and Chief Marketing Officer	$93,566
Temple Weiss, Former Executive Vice President and Chief Financial Officer (1)	—
_______________

(1)	As Mr. Weiss’s employment with the Company terminated as of December 4, 2015, he was not eligible to receive a payment under the Incentive Bonus Plan for 2015.
Supplemental Discretionary Bonuses
During 2015, the Compensation Committee, in its discretion and based on the collective business judgment of its members, also had the authority to choose to award a bonus other than pursuant to the Incentive Bonus Plan, and decide on the actual level of the award in light of all relevant factors during or after completion of the fiscal year. No supplementary discretionary bonuses were paid to our named executive officers in respect of 2015 performance.
Long-Term Equity-Based Incentives
No restricted stock was granted to our named executive officers in 2015. In connection with Mr. Black’s employment he was granted stock options, as further described below.
Benefits
During 2015, we provided to our named executive officers certain Company benefits, or perquisites, that we believed were standard in the industry. We provided a group medical and dental insurance program for these executives and their qualified dependents, group life insurance for the executives and their spouses, accidental death and dismemberment coverage and a Company-sponsored cafeteria plan. A major portion of these benefits was paid for by the Company. Employee life insurance amounts surpassing the Internal Revenue Service maximum were treated as additional compensation to all employees. The named executive officers participated in a separate medical, dental and life insurance benefits program under which the premiums were fully-funded by the Company. We paid all administrative costs to maintain the medical and dental benefit plans. Certain of our executive officers were also entitled to certain benefits that were not otherwise available to all of our employees, including car allowances and subsidized annual physical exams.
How Elements of Our Compensation Program Are Related to Each Other
We view the various components of 2015 compensation as related but distinct, and emphasize “pay for performance” with cash bonuses and equity awards as a significant portion of total compensation, reflecting a risk aspect that is tied to long-term and short-term financial and strategic goals. We determined the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, retention of executive officers and other considerations we deem relevant, such as rewarding extraordinary performance and the other factors discussed above. Our Compensation Committee did not have any formal or informal policies or guidelines during 2015 for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Although the Compensation Committee considers equity awards to be a significant and meaningful portion of executive compensation, it is not the practice of the Committee to make annual grants of equity; rather, the Committee awards equity on the employment of the executive and thereafter at the Committee’s discretion.
Role of Executive Officers in Compensation Decisions
During 2015, Messrs. Leverton and Cardinale and other executive officers provided information and helped explain data relating to compensation matters under consideration by the Board. Executive officers, however, did not participate in deliberations or determinations of their respective compensation or during executive sessions. In addition, Mr. Leverton submitted recommendations to the Board regarding certain elements of the compensation for the other named executive officers. All decisions regarding the compensation of executive officers were ultimately made solely by the Compensation Committee, which considered these recommendations and exercised its discretion to modify certain recommended adjustments or awards based on a number of factors considered by the Committee, as described above. The Compensation Committee’s determinations regarding compensation for the other named executive officers were generally consistent with the recommendations of management.
Stock Ownership Guidelines
Since the Merger, the Board has required that executive officers invest in appropriate amounts of Holdings common stock to align their interests with those of the Company’s stockholders. Rather than requiring investment in a specific number of shares, the Board has negotiated with each officer a cash amount that such officer should invest in Holdings, with such cash to be used to purchase common stock in Holdings at a valuation equal to fair market value of the common stock, without discount for lack of marketability or other factors commonly associated with privately held stock. Based on this requirement, and as set forth in the section below titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2015 Table,” the named executive officers paid the following amounts to purchase Holdings common stock during 2014 and 2015:

	2015	2014
Thomas Leverton	$—	$500,000
J. Roger Cardinale	$—	$1,500,000
Dale R. Black	$350,000	$—
Randy G. Forsythe	$—	$750,000
Michael Hartman	$250,000	$—
Temple Weiss	$—	$100,000
Termination Payments Provided for Mr. Weiss
Mr. Weiss’s employment agreement with the Company provided for certain severance payments to be made to him on the termination of his employment with the Company, assuming certain other criteria were also met. The Board of Directors and Compensation Committee believed that such benefits, which aligned with the severance benefits provided for in the Company’s employment agreements with its other named executives, were fair and appropriate to provide an appropriate incentive for Mr. Weiss to enter his employment agreement with the Company. See “Termination Payment to Mr. Weiss” for more information on the severance payments to Mr. Weiss in connection with the termination of his employment effective in December 2015.

Summary Compensation Table

The Summary Compensation Table below summarizes the total compensation of each named executive officer earned and awarded during fiscal years 2015, 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)	($)
Thomas Leverton	2015	550,000	—	—	—	266,750	170,474	987,224
(Chief Executive Officer)	2014	232,692	—	242,600	875,185	—	10,154	1,360,631
Dale R. Black	2015	30,769	—	—	333,563	14,923	—	379,255
(Executive Vice President and Chief Financial Officer)
J. Roger Cardinale	2015	485,000	—	—	—	225,525	313,866	1,024,391
(President)	2014	408,846	—	—	583,454	164,912	83,118	1,240,330
	2013	375,000	—	550,000	—	147,613	19,376	1,091,989
Randy G. Forsythe	2015	315,000	—	—	—	140,175	196,031	651,206
(Executive Vice President and Director of Operations)	2014	257,500	—	—	291,731	124,788	72,566	746,585
	2013	257,500	—	350,000	—	189,618	19,345	816,463
Michael Hartman	2015	266,000	—	—	195,949	93,566	258,371	813,886
(Executive Vice President and Chief Marketing Officer)
Temple Weiss (4)	2015	312,500	—	—	—	—	388,699	701,199
(Former Executive Vice President and Chief Financial Officer)	2014	75,000	—	—	338,990	21,709	—	435,699
___________________________

(1)
These columns represent the fair value of restricted stock and option awards approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. For further discussion on the valuation assumptions used with respect to the option awards granted in 2015 and 2014, refer to Note 16. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K.

(2)
This column represents the fair value of stock options given to executive officers in 2015 and 2014, and is consistent with the grant date fair value of the award computed in accordance with GAAP. Option Award amounts reported in the table above for 2015 consist of the following items:

Option Award Component	Mr. Leverton	Mr. Black	Mr. Cardinale	Mr. Forsythe	Mr. Hartman	Mr. Weiss
Stock options - Tranche A:
Fair value on grant date ($)	$—	$183,671	$—	$—	$112,690	$—
Options granted (#)	—	70,372	—	—	38,725	—
Stock options - Tranche B:
Fair value on grant date ($)	$—	$99,928	$—	$—	$51,117	$—
Options granted (#)	—	70,372	—	—	38,725	—
Stock options - Tranche C:
Fair value on grant date ($)	$—	$49,964	$—	$—	$32,142	$—
Options granted (#)	—	70,372	—	—	38,725	—
Stock options - Totals:
Fair value on grant date ($)	$—	$333,563	$—	$—	$195,949	$—
Options granted (#)	—	211,116	—	—	116,175	—

(3)	See the “All Other Compensation in Fiscal 2015” table below for additional information about the compensation included under “All Other Compensation” for 2015.

(4)	The salary paid to Mr. Weiss in 2015 was his base salary of $325,000, prorated for the period from January 1, 2015 to December 4, 2015, his last date of employment with the Company.
All Other Compensation in Fiscal 2015

Name and Principal Position	Car Allowance	Car Insurance Reimbursement	Moving Expense Reimbursement	Cash Dividends	Vacation Pay on Termination	Severance	Total
	($)	($)	($)	($)	($)	($)	($)
Thomas Leverton (Chief Executive Officer)	24,000	—	—	146,474	—	—	170,474
Dale R. Black (Executive Vice President and Chief Financial Officer)	—	—	—	—	—	—	—
J. Roger Cardinale (President)	18,000	—	—	295,866	—	—	313,866
Randy G. Forsythe (Executive Vice President and Director of Operations)	18,000	680	29,418	147,933	—	—	196,031
Michael Hartman (Executive Vice President and Chief Marketing Officer)	—	—	241,838	16,533	—	—	258,371
Temple Weiss (Former Executive Vice President and Chief Financial Officer) (1)	—	—	—	21,265	15,019	352,415	388,699
___________________________

(1)	See “Termination Payments under Temple Weiss’s Employment Agreement” for additional information about the severance paid to Mr. Weiss.

Grants of Plan-Based Awards in Fiscal 2015
The following table summarizes the 2015 grants of non-equity awards under the Company’s Incentive Bonus Plan and all option awards:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards
Name	Grant Date	Threshold	Target	Maximum	Shares	Options	Price	Fair Value
		($)	($)	($)		(#)	($ / sh)	($)
Thomas Leverton	—	55,000	550,000	825,000	—	—	—	—
Dale R. Black	—	40,000	400,000	600,000	—	—	—	—
	11/20/15	—	—	—	—	211,116	11.36	333,563
J. Roger Cardinale	—	48,500	485,000	727,500	—	—	—	—
Randy G. Forsythe	—	31,500	315,000	472,500	—	—	—	—
Michael Hartman	—	21,000	210,000	315,000	—	—	—	—
	02/19/15	—	—	—	—	116,175	9.96	195,949
Temple Weiss	—	—	—	—	—	—	—	—
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2015 Table
Employment Agreements with Named Executive Officers
On July 30, 2014, the Company entered into employment agreements with Messrs. Leverton, Cardinale, and Forsythe, and on October 9, 2014, the Company entered into an employment agreement with Mr. Weiss. On December 17, 2014, the Company entered into an employment agreement with Mr. Hartman, and on November 20, 2015, the Company entered into an employment agreement with Mr. Black. Each of these agreements contains substantially similar terms and conditions of employment. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, $325,000 for Mr. Weiss, $315,000 for Mr. Forsythe (as of January 1, 2015), $280,000 for Mr. Hartman, and $400,000 for Mr. Black. Mr. Hartman’s employment agreement provides for a maximum annual bonus opportunity equal to 112.5% of his base salary; the agreements applicable to the remaining named executives provide for maximum annual bonus opportunities equal to 150% of their respective base salaries. Finally, all the named executives were entitled by their employment agreements to receive employee benefits provided to senior executives of the Company.
Under each employment agreement, if the executive is terminated by the Company without “cause,” or, as to all the executives except Mr. Hartman, he resigns for “good reason” (each as defined in the agreement), then, subject to his execution, delivery, and non-revocation of a release of claims in favor of the Company, he will be entitled to receive cash severance benefits equal to the sum of his base salary and the annual bonus paid or to be paid with respect to the fiscal year completed most recently prior to the employment termination date. Each employment agreement also provides for certain restrictive covenants, including 12-month post-termination noncompetition and nonsolicitation covenants.
The employment agreements also (a) required each executive to purchase common stock in Holdings having an aggregate value as of the date of purchase equal to $1,500,000, in the case of Mr. Cardinale; $750,000, in the case of Mr. Forsythe; $500,000, in the case of Mr. Leverton; $100,000, in the case of Mr. Weiss; $350,000, in the case of Mr. Black; and $250,000, in the case of Mr. Hartman; (b) provided for a one-time grant of options to purchase 1.50% (580,875 shares), in the case of Mr. Leverton; 1.00% (387,249 shares), in the case of Mr. Cardinale; 0.519% (200,982 shares) in the case of Mr. Weiss; 0.50% (193,626 shares), in the case of Mr. Forsythe; 0.545% (211,146 shares), in the case of Mr. Black; and 0.3% (116,175 shares), in the case of Mr. Hartman, of the common stock of Holdings on a fully diluted basis under the Queso Holdings Inc. 2014 Equity Incentive Plan, and (c) for Mr. Leverton only, provided for a one-time restricted stock award having an aggregate grant date value equal to $550,000, prorated for the number of days he served during 2014 (which reduced, dollar-for-dollar, his annual bonus for 2014). Each of Messrs. Leverton, Cardinale, Weiss, and Forsythe purchased Holdings common stock and was granted options to purchase Holdings common stock on August 21, 2014. Mr. Hartman purchased Holdings common stock in two transactions: the first purchase, on February 19, 2015, was in the amount of $100,000; and the second, on September 18, 2015, was in the amount of $150,000. Mr. Hartman was granted options to purchase Holdings common stock on February 19,

2015. Mr. Black purchased Holdings common stock and was granted options to purchase Holdings common stock on December 7, 2015.
Mr. Weiss’s employment agreement with the Company provided that he would also invest 100% of the after-tax portion of any bonus he received in respect of the 2014 fiscal year in common stock in Holdings. Pursuant to this provision, Mr. Weiss purchased 1,547 shares of common stock in Holdings, holding an aggregate value of $18,455.71, on March 24, 2015.
The executives’ options are subject to certain service- and performance-based vesting criteria, and also to accelerated vesting in the event of certain terminations of employment within a specified period following a sale of the Company. (See “Potential Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options,” below.) Pursuant to his employment agreement with the Company, Mr. Leverton’s restricted stock award vested on March 10, 2015. In connection with the purchase of Holdings shares and the grant of options, each executive became a party to an investor rights agreement among Holdings, AP VIII Queso Holdings, L.P., and other shareholder parties. The shares purchased by the executive or received by the executive upon exercise of a vested option are subject to repurchase by Holdings under certain circumstances.
Indemnification Agreements
The Board of Directors has authorized the Company to enter into indemnification agreements with certain current and future directors and senior officers of the Company who may be designated from time to time by the Board. The indemnification agreements supplement and clarify existing indemnification provisions of the Company’s Articles of Incorporation and Bylaws and, in general, require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or any other enterprise to the extent they assumed those responsibilities at the direction of the Company. The indemnification agreements also establish processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.
Outstanding Equity Awards at 2015 Fiscal Year-End
The following table provides information on the stock option awards held by our named executive officers as of January 3, 2016, the last day of our 2015 fiscal year. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option award grant date. See “Compensation Discussion and Analysis” for additional information about the stock option awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas Leverton	38,725	542,150	8.03	02/14/2024
Dale R. Black	—	211,116	11.36	11/20/2025
J. Roger Cardinale	25,817	361,432	8.03	02/14/2024
Randy G. Forsythe	12,908	180,718	8.03	02/14/2024
Michael Hartman	7,745	108,430	9.96	02/14/2024
Temple Weiss	13,399	—	8.86	02/14/2024
Under the Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement” (the “Option Agreement”), which each of the named executive officers signed as a condition of receiving option grants from Holdings, each of the named executive officers was awarded three tranches of stock options. Tranche A Options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014 (or in the case of Mr. Black, of February 14, 2016). Tranche B and C Options vest and become exercisable if the Company’s investment value meets certain thresholds identified in the agreement, provided that the employee is employed by the Company or an affiliate on the applicable vesting date. As of January 3, 2016, one-fifth of the Tranche A options held by all of the named executive officers, except for Mr. Black, had vested and become exercisable, but none of the Tranche B and C options had vested.

Stock Vested at 2015 Fiscal Year End
The following table provides information on stock vested by our named executive officers as of January 3, 2016, the last day of our 2015 fiscal year. See “Compensation Discussion and Analysis” for additional information about restricted stock grants.

	Restricted Stock Awards
Name	Number of Shares acquired on vesting (#)	Market Value of Shares Realized upon vesting ($)
Thomas Leverton	24,650	289,421
Nonqualified Deferred Compensation
The Company had no unsecured, unfunded obligations to make payments of deferred compensation to any of the named executives officers in 2015.
Potential Payments Upon Termination or Change in Control
Severance Benefits
As described above, the employment agreements with each of Messrs. Leverton, Cardinale, Black, Forsythe, Hartman, and Weiss provide for severance benefits upon a termination by the Company without “cause” or (as to all of these executives except for Mr. Hartman) upon a resignation with “good reason,” in either case consisting of a lump-sum payment equal to the sum of one year of base salary plus the annual bonus paid to the executive in respect of the most recently completed fiscal year. “Good reason” is defined as the occurrence of any of the following: (i) any reduction in base salary (or in the case of Mr. Leverton, reduction in base salary or maximum bonus opportunity), (ii) any material breach by the Company of the executive’s employment agreement, and (iii) a forced relocation of more than 50 miles from the executive’s principal place of employment. In any event, the right to receive any such severance is conditioned upon delivery of a comprehensive release of claims against the Company.
Accelerated Vesting of Stock Options; Option to Repurchase Stock
Under the Option Agreement, any Tranche A options that have not vested at the time of a termination for any reason other than a change in control will be canceled for no consideration. In the event of a change in control, however, any unvested Tranche A options will vest and become exercisable on the first anniversary of the change in control, as long as the executive holding the options is still employed at that time. If the options holder is terminated without “cause” (as that term is defined by the Option Agreement) before the first anniversary of the change in control, however, the Tranche A options shall automatically become vested and exercisable as of the date of such termination. Any unvested Tranche B and C options as of the date of a change in control are to be canceled as of that date pursuant to the Option Agreement. The Option Agreement provides further that, in the event of an initial public offering, the original options vesting schedule shall hold, except that Tranche B and C options may vest ahead of schedule if the applicable vesting requirements are achieved in the initial public offering and if the options holder remains employed through such accelerated vesting date. In the event that the options holder terminates for any reason other than “cause” and independent of a change in control or initial public offering, all unvested options will be canceled for no consideration, but vested options may be exercised for a defined period after the termination. A termination for “cause” will result in termination of all options, including those that have vested.
Each of Messrs. Leverton, Cardinale, Black, Forsythe, Hartman, and Weiss also signed an “Investor Rights Agreement” as a condition of purchasing common stock of Holdings pursuant to his employment agreement. That agreement provides that Holdings or its designee may repurchase such stock from the officer in the event of termination of his employment prior to a public offering of Holdings. If the executive’s termination is for any reason other than (i) by the Company for “cause” (as that term is defined in the Investor Rights Agreement), or (ii) a voluntary resignation by the executive, then the price that the Company or its designee will pay for the stock will be the fair market value of the stock as of the termination date. If the termination is by the Company for “cause,” or by the executive for any reason, the price to be paid will be the lesser of the fair market value of the stock as of the termination date and the amount originally paid by the shareholder to acquire the shares, less any amount per share of any dividends or other distributions paid or payable to the shareholder since share purchase. Following the same framework, the Option Agreement allows the Company the same right (but not obligation) to repurchase any shares of common stock acquired by the named executive officers through option exercise.
As of January 3, 2016, 20% of the Tranche A stock options granted to the named executives (except for Mr. Black) had vested, so in the event of their termination as of that date for any reason (other than a termination for cause) and absent a change in control, these vested options would be available for exercise. Under the Option Agreement, such options remain exercisable as follows: (a) in the event of death or disability of the executive, by the earlier of (1) one year following such termination and (2) the expiration of the option term; and (b) for all other terminations, by the earlier of (1) 90 days following such termination or (2) the expiration of the option term. On March 3, 2016, Mr. Weiss exercised his vested options.
If any of the named executives’ employment had been terminated by the Company without cause as of January 3, 2016, in connection with a change in control, the executive’s Tranche A options would have vested in full.

In summary, therefore, assuming a severance-eligible termination as of January 3, 2016, each of the named executives would have been entitled to the following:

Name	Resignation with Good Reason	Termination Without Cause	Terminated for Any Reason Other Than Cause Within One Year Following a Change in Control
	($)	($)	($)
Thomas Leverton:
• Salary	550,000	550,000	550,000
• Non-Equity Incentive Plan Compensation	266,750	266,750	266,750
• Accelerated vesting of Tranche A options (1)	—	—	693,952
Totals	816,750	816,750	1,510,702

Dale R. Black:
• Salary	400,000	400,000	400,000
• Non-equity Incentive Plan Compensation	14,923	14,923	14,923
• Accelerated vesting of Tranche A options (1)	—	—	80,928
Totals	414,923	414,923	495,851

J. Roger Cardinale:
• Salary	400,000	400,000	400,000
• Non-Equity Incentive Plan Compensation	225,525	225,525	225,525
• Accelerated vesting of Tranche A options (1)	—	—	462,634
Totals	625,525	625,525	1,088,159

Randy G. Forsythe:
• Salary	315,000	315,000	315,000
• Non-Equity Incentive Plan Compensation	140,175	140,175	140,175
• Accelerated vesting of Tranche A options (1)	—	—	231,318
Totals	455,175	455,175	686,493

Michael Hartman:
• Salary	—	280,000	280,000
• Non-Equity Incentive Plan Compensation	—	93,566	93,566
• Accelerated vesting of Tranche A options (1)	—	—	78,999
Totals	—	373,566	452,565
___________________________

(1)
Subject to the named executive’s continued employment, all unvested Tranche A options will vest in full on the first anniversary of a change in control. The amounts presented exclude the Tranche A options that had vested as of January 3, 2016.

Termination Payments under Temple Weiss’s Employment Agreement
Under the terms of his employment agreement, in the event of a voluntary termination of employment that met certain requirements defined in the agreement, Mr. Weiss became entitled to receive a lump sum payment consisting of the total of a lump sum amount equal to one times the sum of (a) his annual base salary as in effect as of the date of separation and (b) the annual incentive bonus paid or to be paid with respect to the most recently completed fiscal year prior to the date of separation.
Pursuant to his employment agreement, in connection with the termination of his employment in 2015, Mr. Weiss became entitled to the cash severance benefits described above. As a result, the Company paid Mr. Weiss the total amount of $352,415, consisting of the sum of his annual base salary as of the date of his separation ($325,000) and the annual incentive bonus paid to him with respect to fiscal year 2014 ($27,415).

DIRECTOR COMPENSATION
We compensate Alan Weiss for his services on the Board with an annual retainer fee of $100,000.
All other members of our board of directors receive no compensation.
We reimburse our directors for travel expenses to our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors of our company.
The following table sets forth information concerning compensation to each non-employee director of the Company during fiscal 2015:
Director Compensation for Fiscal 2015

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(4)	($)(5)	($)(6)	($)	($)
Lance A. Milken (2)	—	—	—	—	—
James Chambers (3)	—	—	—	—	—
Daniel E. Flesh (2)	—	—	—	—	—
Allen R. Weiss (2)	100,000	—	—	—	100,000
____________________

(1)	Mr. Leverton has been excluded from this table because his executive’s compensation is fully reflected in the Summary Compensation Table for executive officers.

(2)
Messrs. Milken and Flesh are employees of Apollo and are not awarded any compensation for their Board of Directors and committee service. The Company is only compensating Mr. Weiss, the sole independent director of the Board of Directors, for his Board of Directors and committee service.

(3)
Mr. Chambers, who resigned as a director effective February 25, 2016, was an employee of Apollo through the date of his resignation and was therefore not awarded any compensation for his Board of Directors and committee service.

(4)	This column reports the amount of cash compensation earned in 2015 for Board of Directors and committee service.

(5)
This column represents the grant date fair value of restricted stock awarded under the Company’s Second Amended and Restated Non-Employee Directors Restricted Stock Plan computed in accordance with GAAP, which is calculated by multiplying the number of shares of restricted stock awarded by the closing market price of our Common Stock on the date of grant.

(6)	This column represents the fair value of stock options given to Directors in 2015.

PART II – OTHER INFORMATION
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

The following information required under this item (other than Exhibits 31.3 and 31.4) were filed as part of the Original Form 10-K:

Financial Statements.

Financial Statement Schedules.

Exhibits.
The exhibits required by Item 601 of Regulation S-K are incorporated herein by reference or are filed with this report as indicated in the Exhibit Index, which Exhibit Index is incorporated in this Amendment by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2016	CEC Entertainment, Inc.

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

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 5, 2015)

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.8
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.9
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.11
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.12
Employment Term Sheet, dated as of December 17, 2014 between the Company and Michael Hartman (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

10.13
Employment Agreement, dated as of November 20, 2015, between the Company and Dale R. Black (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

24.1	Power of attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

__________________
*    Filed herewith.