Form 10-Q
period 2016-04-03
CEC ENTERTAINMENT INC
filed 2016-05-10
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$69,998	$50,654
Restricted cash	4,142	—
Accounts receivable	17,658	25,936
Inventories	26,425	23,275
Prepaid expenses	20,830	18,223
Total current assets	139,053	118,088
Property and equipment, net	613,637	629,047
Goodwill	483,876	483,876
Intangible assets, net	487,068	488,095
Other noncurrent assets	20,276	13,929
Total assets	$1,743,910	$1,733,035
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt	$7,656	$7,650
Capital lease obligations	435	421
Accounts payable	35,580	44,090
Accrued expenses	52,156	38,284
Unearned revenues	10,555	10,233
Accrued interest	3,912	9,757
Other current liabilities	3,780	3,678
Total current liabilities	114,074	114,113
Capital lease obligations, less current portion	14,934	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	970,556	971,333
Deferred tax liability	193,584	201,734
Accrued insurance	9,485	9,737
Other noncurrent liabilities	213,890	212,528
Total liabilities	1,516,523	1,524,489
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of April 3, 2016 and January 3, 2016	—	—
Capital in excess of par value	356,632	356,460
Retained earnings (deficit)	(126,683)	(144,598)
Accumulated other comprehensive income (loss)	(2,562)	(3,316)
Total stockholder’s equity	227,387	208,546
Total liabilities and stockholder’s equity	$1,743,910	$1,733,035

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
REVENUES:
Food and beverage sales	$122,202	$116,537
Entertainment and merchandise sales	147,557	144,744
Total company store sales	269,759	261,281
Franchise fees and royalties	4,559	4,227
Total revenues	274,318	265,508
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	30,521	29,225
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,750	8,522
Total cost of food, beverage, entertainment and merchandise	39,271	37,747
Labor expenses	69,043	67,173
Depreciation and amortization	27,629	29,241
Rent expense	24,150	24,458
Other store operating expenses	36,010	33,519
Total company store operating costs	196,103	192,138
Other costs and expenses:
Advertising expense	13,100	11,452
General and administrative expenses	18,018	16,326
Transaction, severance and related litigation costs	749	905
Total operating costs and expenses	227,970	220,821
Operating income (loss)	46,348	44,687
Interest expense	17,061	17,499
Income (loss) before income taxes	29,287	27,188
Income tax expense (benefit)	11,372	12,446
Net income (loss)	$17,915	$14,742
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net income (loss)	$17,915	$14,742
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	754	(1,642)
Comprehensive income (loss)	$18,669	$13,100

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,915	$14,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,998	30,398
Deferred income taxes	(8,287)	(13,268)
Stock-based compensation expense	135	391
Amortization of lease related liabilities	12	5
Amortization of original issue discount and deferred debt financing costs	1,136	1,137
Loss on asset disposals, net	2,177	1,244
Non-cash rent expense	1,730	2,136
Other adjustments	27	19
Changes in operating assets and liabilities:
Restricted cash	(4,142)	—
Accounts receivable	5,011	2,392
Inventories	(3,287)	880
Prepaid expenses	(1,899)	(752)
Accounts payable	(7,551)	(1,230)
Accrued expenses	165	1,512
Unearned revenues	316	309
Accrued interest	(5,951)	(5,326)
Income taxes payable	16,717	25,551
Deferred landlord contributions	550	408
Net cash provided by operating activities	43,772	60,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Peter Piper Pizza	—	(663)
Purchases of property and equipment	(18,823)	(16,109)
Acquisition of franchisee	—	—
Development of internal use software	(3,625)	(185)
Proceeds from sale of property and equipment	79	97
Net cash used in investing activities	(22,369)	(16,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(1,900)	(1,900)
Repayments on note payable	(7)	(11)
Payments on capital lease obligations	(101)	(100)
Payments on sale leaseback obligations	(474)	(386)
Excess tax benefit realized from stock-based compensation	4	—

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Net cash provided by (used in) financing activities	(2,478)	(2,397)
Effect of foreign exchange rate changes on cash	419	(661)
Change in cash and cash equivalents	19,344	40,630
Cash and cash equivalents at beginning of period	50,654	110,994
Cash and cash equivalents at end of period	$69,998	$151,624

	Three Months Ended
	April 3, 2016	March 29, 2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,994	$21,734
Income taxes paid, net	$2,949	$183
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$783	$2,870

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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.6 million for both the three months ended April 3, 2016 and March 29, 2015. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets at April 3, 2016.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of April 3, 2016 and for the three months ended April 3, 2016 and March 29, 2015 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
We reclassified $0.9 million of litigation costs related to the Merger (as defined in Note 7. “Commitments and Contingencies”) in our Consolidated Statement of Earnings for the three months ended March 29, 2015 from “General and administrative expenses” to “Transaction, severance and litigation related costs” to conform to the current period’s presentation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016.
Recently Issued Accounting Guidance
Accounting Guidance Not Yet Adopted:
In March 2016, The FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities - Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Revenue From Contracts With Customers (Topic 606). There is currently no guidance in GAAP, or pending guidance, regarding the derecognition of prepaid stored-value product liabilities within the scope of the amendments in this Update. Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. This change to an entity’s estimated breakage amount shall be accounted for as a change in accounting estimate. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This amendment will require that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards should now be treated as discrete items in the reporting period in which they occur, and (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits should be classified along with other income tax cash flows as an operating activity. This amendment allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Nonpublic entities can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $29.0 million and $30.4 million for the three months ended April 3, 2016 and March 29, 2015, respectively, of which $1.4 million and $1.0 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for both the three months ended April 3, 2016 and March 29, 2015, includes approximately $0.5 million related to the amortization of franchise agreements (see Note 3. “Intangible Assets, Net”).
Asset Impairments
There were no impairment charges recognized during the three months ended April 3, 2016 and March 29, 2015, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at April 3, 2016:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	26,700	—	26,700
Favorable lease agreements (1)	10	14,880	(4,200)	10,680
Franchise agreements	25	53,300	(3,612)	49,688
		$494,880	$(7,812)	$487,068
__________________

(1)
In connection with the Merger and the acquisition of Peter Piper Pizza (“PPP”), we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings.

Amortization expense related to favorable lease agreements was $0.5 million for both the three months ended April 3, 2016 and March 29, 2015, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended April 3, 2016 and March 29, 2015, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Note 4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	April 3, 2016	January 3, 2016
	(in thousands)
Trade and other amounts payable	$27,085	$35,228
Book overdraft	8,495	8,862
Accounts Payable	$35,580	$44,090

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.
5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	April 3, 2016	January 3, 2016
	(in thousands)
Term loan facility	$744,800	$746,700
Senior notes	255,000	255,000
Note payable	56	63
Total debt outstanding	999,856	1,001,763
Less:
Unamortized original issue discount	(2,641)	(2,776)
Deferred financing costs, net	(19,003)	(20,004)
Current portion	(7,656)	(7,650)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$970,556	$971,333
We were in compliance with the debt covenants in effect as of April 3, 2016 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
As of April 3, 2016, we had $744.8 million (excluding the original issue discount) outstanding under the Term loan facility, no borrowings outstanding under the revolving credit facility and $10.9 million of letters of credit issued but undrawn. The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the Term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. Effective April 8, 2016, the balance of our letters of credit issued but undrawn was reduced to $9.9 million.
The term loan was issued net of $3.8 million of original issue discount. We also paid $17.8 million and $3.4 million in debt financing costs related to the term loan facility and revolving credit facility, respectively, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. Effective March 4, 2016, the applicable margin for borrowings under the term loan facility stepped down from 3.25% to 3.00%, the applicable margin for borrowings under the revolving credit facility stepped down from 3.25% to 3.00%, and the applicable unused commitment fee rate stepped down from 0.5% to 0.375% based on our first lien senior secured leverage ratio. During the three months ended April 3, 2016, the federal funds rate ranged from 0.25% to 0.38%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.42% to 0.44%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.7% and 4.6% for the three months ended April 3, 2016 and March 29, 2015, respectively, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
As of April 3, 2016, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the three months ended April 3, 2016 and the three months ended March 29, 2015, which included amortization of debt issuance costs and other fees related to our senior notes.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands)
Term loan facility (1)	$8,157	$7,907
Senior notes	5,157	5,157
Capital lease obligations	440	455
Sale leaseback obligations	2,758	2,783
Amortization of debt issuance costs	1,001	1,001
Other	(452)	196
Total interest expense	$17,061	$17,499
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our Secured Credit Facilities and senior notes was 5.6% and 5.5% for the three months ended April 3, 2016, and March 29, 2015, respectively.

6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	April 3, 2016		January 3, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt, less current portion	$989,559	$920,101	$991,337	$962,600
 _________________
(1)    Excluding net deferred financing costs
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our Secured Credit Facilities' term loan and senior notes was determined by using estimated market prices of our outstanding borrowings under our term loan facility and the senior notes, which are classified as Level 2 in the fair value hierarchy.
During the three months ended April 3, 2016 and March 29, 2015, there were no significant transfers among level 1, 2 or 3 fair value determinations.
7. Commitments and Contingencies:
Legal Proceedings
From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. All necessary loss accruals based on the probability and estimate of loss have been recorded.
Employment-Related Litigation: On January 27, 2014, former CEC employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed from January 27, 2010 to the present, and she alleges violations of California state wage and hour laws. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. In May 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. On March 24, 2016, the Court issued an order granting preliminary approval of the class settlement and setting a final approval hearing regarding the settlement for August 2016. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit alleges CEC wrongfully classified current and former California General Managers as exempt from overtime protections, that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods and paid meal periods, and that the Company failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. Additionally, the plaintiff alleged that the Company failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). The plaintiff seeks an unspecified amount in damages. On December 5, 2014, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that the Company had wrongfully failed to reimburse him for cell phone expenses and/or mileage. The Sinohui Litigation is set for trial in August 2016. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into a merger agreement (the “Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of the Company, against the Company, its directors, Apollo, Parent and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014.
On July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC and its former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks,

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition, and the parties are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
8. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands, except %)
Federal and state income taxes	$11,263	$12,174
Foreign income taxes	109	272
Income tax expense (1)	$11,372	$12,446
Effective rate	38.8%	45.8%
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate of 38.8% for the three months ended April 3, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger. Our effective income tax rate of 45.8% for the three months ended March 29, 2015 differs from the statutory rate primarily due to the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, partially offset by benefits stemming from employment related income tax credits. Our liability for uncertain tax positions (excluding interest and penalties) was $3.4 million and $3.3 million as of April 3, 2016 and January 3, 2016, respectively, and if recognized would decrease our provision for income taxes by $1.3 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of April 3, 2016 and January 3, 2016, was $0.8 million and $1.7 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stock-Based Compensation Arrangements:
A summary of the option activity under the equity incentive plan as of April 3, 2016 and the activity for the three months ended April 3, 2016 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 3, 2016	2,393,084	$8.59
Options Granted	101,110	$12.51
Options Exercised	(13,399)	$8.86
Options Forfeited	(11,185)	$10.91
Outstanding stock options, April 3, 2016	2,469,610	$8.78	8.14	10,141
Stock options expected to vest, April 3, 2016	2,222,650	$8.78	8.14	9,127
Exercisable stock options, April 3, 2016	327,726	$8.32	7.92	2,861

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of April 3, 2016, we had $2.9 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 3.2 years.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands)
Stock-based compensation costs	$168	$395
Portion capitalized as property and equipment (1)	(33)	(4)
Stock-based compensation expense recognized	$135	$391
Excess tax benefit recognized from exercise of stock-based compensation awards	$4	$—
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the three months ended April 3, 2016:

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	$208,546
Net income (loss)	—	—	—	17,915	—	17,915
Other comprehensive income (loss)	—	—	—	—	754	754
Stock-based compensation costs	—	—	168	—	—	168
Excess tax benefit realized from exercise of stock options	—	—	4	—	—	4
Balance at April 3, 2016	200	$—	$356,632	$(126,683)	$(2,562)	$227,387
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of April 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$61,106	$2,217	$6,675	$—	$69,998
Restricted cash	—	—	4,142	—	4,142
Accounts receivable	14,416	2,811	8,944	(8,513)	17,658
Inventories	23,031	3,087	307	—	26,425
Other current assets	14,608	4,219	2,003	—	20,830
Total current assets	113,161	12,334	22,071	(8,513)	139,053
Property and equipment, net	570,343	34,587	8,707	—	613,637
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	21,156	465,912	—	—	487,068
Intercompany	129,033	27,913	—	(156,946)	—
Investment in subsidiaries	422,049	—	—	(422,049)	—
Other noncurrent assets	7,692	11,965	619	—	20,276
Total assets	$1,695,896	$604,125	$31,397	$(587,508)	$1,743,910
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$56	$—	$—	$7,656
Capital lease obligations, current portion	430	—	5	—	435
Accounts payable and accrued expenses	80,532	13,381	8,290	—	102,203
Other current liabilities	3,452	328	—	—	3,780
Total current liabilities	92,014	13,765	8,295	—	114,074
Capital lease obligations, less current portion	14,867	—	67	—	14,934
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	970,556	—	—	—	970,556
Deferred tax liability	178,014	16,991	(1,421)	—	193,584
Intercompany	1,479	138,099	25,881	(165,459)	—
Other noncurrent liabilities	211,579	11,538	258	—	223,375
Total liabilities	1,468,509	180,393	33,080	(165,459)	1,516,523
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,632	466,114	3,241	(469,355)	356,632
Retained earnings (deficit)	(126,683)	(42,382)	(2,362)	44,744	(126,683)
Accumulated other comprehensive income (loss)	(2,562)	—	(2,562)	2,562	(2,562)
Total stockholder's equity	227,387	423,732	(1,683)	(422,049)	227,387
Total liabilities and stockholder's equity	$1,695,896	$604,125	$31,397	$(587,508)	$1,743,910

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$42,235	$1,797	$6,622	$—	$50,654
Accounts receivable	21,595	3,944	9,468	(9,071)	25,936
Inventories	19,959	3,021	295	—	23,275
Other current assets	13,562	3,561	1,100	—	18,223
Total current assets	97,351	12,323	17,485	(9,071)	118,088
Property and equipment, net	585,915	34,539	8,593	—	629,047
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	21,855	466,240	—	—	488,095
Intercompany	129,151	30,716	—	(159,867)	—
Investment in subsidiaries	422,407	—	—	(422,407)	—
Other noncurrent assets	4,318	8,940	671	—	13,929
Total assets	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$50	$—	$—	$7,650
Capital lease obligations, current portion	418	—	3	—	421
Accounts payable and accrued expenses	71,320	27,774	3,270	—	102,364
Other current liabilities	3,350	328	—	—	3,678
Total current liabilities	82,688	28,152	3,273	—	114,113
Capital lease obligations, less current portion	14,980	—	64	—	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	971,320	13	—	—	971,333
Deferred tax liability	184,083	17,867	(216)	—	201,734
Intercompany	20,580	121,850	26,508	(168,938)	—
Other noncurrent liabilities	211,262	10,784	219	—	222,265
Total liabilities	1,484,913	178,666	29,848	(168,938)	1,524,489
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,460	466,114	3,241	(469,355)	356,460
Retained earnings (deficit)	(144,598)	(40,608)	(3,024)	43,632	(144,598)
Accumulated other comprehensive income (loss)	(3,316)	—	(3,316)	3,316	(3,316)
Total stockholder's equity	208,546	425,506	(3,099)	(422,407)	208,546
Total liabilities and stockholder's equity	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$107,822	$12,788	$1,592	$—	$122,202
Entertainment and merchandise sales	139,208	5,598	2,751	—	147,557
Total company store sales	247,030	18,386	4,343	—	269,759
Franchise fees and royalties	598	3,961	—	—	4,559
International Association assessments and other fees	255	615	11,958	(12,828)	—
Total revenues	247,883	22,962	16,301	(12,828)	274,318
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	26,644	3,297	580	—	30,521
Cost of entertainment and merchandise	8,119	445	186	—	8,750
Total cost of food, beverage, entertainment and merchandise	34,763	3,742	766	—	39,271
Labor expenses	63,734	3,999	1,310	—	69,043
Depreciation and amortization	26,563	607	459	—	27,629
Rent expense	22,257	1,333	560	—	24,150
Other store operating expenses	33,763	2,166	951	(870)	36,010
Total company store operating costs	181,080	11,847	4,046	(870)	196,103
Advertising expense	12,420	1,673	10,965	(11,958)	13,100
General and administrative expenses	7,183	10,659	176	—	18,018
Transaction, severance and related litigation costs	701	48	—	—	749
Total operating costs and expenses	201,384	24,227	15,187	(12,828)	227,970
Operating income (loss)	46,499	(1,265)	1,114	—	46,348
Equity in earnings (loss) in affiliates	(1,112)	—	—	1,112	—
Interest expense (income)	16,602	351	108	—	17,061
Income (loss) before income taxes	28,785	(1,616)	1,006	1,112	29,287
Income tax expense (benefit)	10,870	165	337	—	11,372
Net income (loss)	$17,915	$(1,781)	$669	$1,112	$17,915

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	754	—	(754)	754	754
Comprehensive income (loss)	$18,669	$(1,781)	$(85)	$1,866	$18,669

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 29, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$102,387	$12,316	$1,834	$—	$116,537
Entertainment and merchandise sales	137,510	4,110	3,124	—	144,744
Total company store sales	239,897	16,426	4,958	—	261,281
Franchise fees and royalties	805	3,422	—	—	4,227
International Association assessments and other fees	286	662	8,653	(9,601)	—
Total revenues	240,988	20,510	13,611	(9,601)	265,508
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	25,390	3,244	591	—	29,225
Cost of entertainment and merchandise	7,620	753	149	—	8,522
Total cost of food, beverage, entertainment and merchandise	33,010	3,997	740	—	37,747
Labor expenses	61,732	3,930	1,511	—	67,173
Depreciation and amortization	27,619	1,114	508	—	29,241
Rent expense	22,303	1,494	661	—	24,458
Other store operating expenses	31,509	1,830	1,128	(948)	33,519
Total company store operating costs	176,173	12,365	4,548	(948)	192,138
Advertising expense	9,141	1,060	9,904	(8,653)	11,452
General and administrative expenses	4,893	11,316	117	—	16,326
Transaction, severance and related litigation costs	—	905	—	—	905
Total operating costs and expenses	190,207	25,646	14,569	(9,601)	220,821
Operating income (loss)	50,781	(5,136)	(958)	—	44,687
Equity in earnings (loss) in affiliates	(7,769)	—	—	7,769	—
Interest expense (income)	16,737	633	129	—	17,499
Income (loss) before income taxes	26,275	(5,769)	(1,087)	7,769	27,188
Income tax expense (benefit)	11,533	1,328	(415)	—	12,446
Net income (loss)	$14,742	$(7,097)	$(672)	$7,769	$14,742

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,642)	—	(1,642)	1,642	(1,642)
Comprehensive income (loss)	$13,100	$(7,097)	$(2,314)	$9,411	$13,100

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$40,445	$3,662	$(335)	$—	$43,772

Cash flows from investing activities:
Purchases of property and equipment	(18,342)	(451)	(30)	—	(18,823)
Development of internal use software	(841)	(2,784)	—	—	(3,625)
Proceeds from sale of property and equipment	79	—	—	—	79
Cash flows provided by (used in) investing activities	(19,104)	(3,235)	(30)	—	(22,369)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Repayments on note payable	—	(7)	—	—	(7)
Payments on capital lease obligations	(100)	—	(1)	—	(101)
Payments on sale leaseback transactions	(474)	—	—	—	(474)
Excess tax benefit realized from stock-based compensation	4	—	—	—	4
Cash flows provided by (used in) financing activities	(2,470)	(7)	(1)	—	(2,478)
Effect of foreign exchange rate changes on cash	—	—	419	—	419

Change in cash and cash equivalents	18,871	420	53	—	19,344
Cash and cash equivalents at beginning of period	42,235	1,797	6,622	—	50,654
Cash and cash equivalents at end of period	$61,106	$2,217	$6,675	$—	$69,998

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$53,409	$2,476	$4,663	$—	$60,548

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)	—	—	—	(663)
Intercompany note	(96)	2,500	—	(2,404)	—
Purchases of property and equipment	(14,451)	(1,023)	(635)	—	(16,109)
Development of internal use software	—	(185)	—	—	(185)
Proceeds from sale of property and equipment	97	—	—	—	97
Cash flows provided by (used in) investing activities	(15,113)	1,292	(635)	(2,404)	(16,860)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Repayments on Note Payable	—	(11)			(11)
Intercompany note	—	96	(2,500)	2,404	—
Payments on capital lease obligations	(100)	—	—	—	(100)
Payments on sale leaseback transactions	(386)	—	—	—	(386)
Cash flows provided by (used in) financing activities	(2,386)	85	(2,500)	2,404	(2,397)
Effect of foreign exchange rate changes on cash	—	—	(661)	—	(661)

Change in cash and cash equivalents	35,910	3,853	867	—	40,630
Cash and cash equivalents at beginning of period	97,020	6,427	7,547	—	110,994
Cash and cash equivalents at end of period	$132,930	$10,280	$8,414	$—	$151,624

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo totaled $0.5 million for the three months ended April 3, 2016 and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this Periodic Report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Presentation of Non-GAAP Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending January 1, 2017 will consist of 52 weeks and our fiscal year ended January 3, 2016 consisted of 53 weeks. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales growth on a calendar week basis compares the results for the period from January 4, 2016 through April 3, 2016 (weeks 1 through 13 of our 2016 fiscal year) to the results for the period from January 5, 2015 through April 5, 2015 (weeks 2 through 14 of our 2015 fiscal year). We believe comparable store sales growth calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.
First Quarter 2016 Overview:

•	Total revenues of $274.3 million in the first quarter of 2016 compared to total revenues of $265.5 million in the first quarter of 2015.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $82.1 million for the first quarter of 2016 compared to $80.7 million for the first quarter of 2015. For our definition of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

•	Net income of $17.9 million in the first quarter of 2016 compared to net income of $14.7 million in the first quarter of 2015.

Overview of Operations
We currently operate and franchise family dining and entertainment centers under the names “Chuck E. Cheese’s” and “Peter Piper Pizza” in 47 states and 12 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. Our family leisure offerings include video games, skill games, rides, musical and comical shows and other attractions along with tokens, tickets and prizes for kids. Our wholesome family dining offerings are centered on made-to-order pizzas, salads, sandwiches, wings, appetizers, beverages and desserts.
The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
Number of Company-owned stores:
Beginning of period	556	559
New (1)	1	2
Acquired from franchisee	—	—
Closed (1)	(1)	(1)
End of period	556	560
Number of franchised stores:
Beginning of period	176	172
New	4	3
Acquired from franchisee	—	—
Closed	(1)	—
End of period	179	175
Total number of stores:
Beginning of period	732	731
New	5	5
Acquired from franchisee	—	—
Closed	(2)	(1)
End of period	735	735
 __________________

(1)	During the three months ended March 29, 2015, the number of new and closed Company owned stores included one store that was relocated.
Comparable store sales. We define “comparable store sales” as the sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months as of the beginning of fiscal year 2016. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
Revenues. Our primary source of revenues is sales at our Company-owned stores (“Company store sales”), which consist of the sale of food, beverages, game-play tokens, game play credits on game cards, and merchandise. A portion of our Company store sales are from sales of value-priced combination packages generally comprised of food, beverage and game tokens (“Package Deals”), which we promote through in-store menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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

Results of Operations
The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Three Months Ended
	April 3, 2016		March 29, 2015

Food and beverage sales	$122,202	45.3%	$116,537	44.6%
Entertainment and merchandise sales	147,557	54.7%	144,744	55.4%
Total company store sales	$269,759	100.0%	$261,281	100.0%
The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	April 3, 2016		March 29, 2015
	(in thousands, except percentages)
Total company store sales	$269,759	98.3%	$261,281	98.4%
Franchise fees and royalties	4,559	1.7%	4,227	1.6%
Total revenues	274,318	100.0%	265,508	100.0%
Company store operating costs:
Cost of food and beverage (1)	30,521	25.0%	29,225	25.1%
Cost of entertainment and merchandise (2)	8,750	5.9%	8,522	5.9%
Total cost of food, beverage, entertainment and merchandise (3)	39,271	14.6%	37,747	14.4%
Labor expenses (3)	69,043	25.6%	67,173	25.7%
Depreciation and amortization (3)	27,629	10.2%	29,241	11.2%
Rent expense (3)	24,150	9.0%	24,458	9.4%
Other store operating expenses (3)	36,010	13.3%	33,519	12.8%
Total company store operating costs (3)	196,103	72.7%	192,138	73.5%
Other costs and expenses:
Advertising expense	13,100	4.8%	11,452	4.3%
General and administrative expenses	18,018	6.6%	16,326	6.1%
Transaction, severance and related litigation costs	749	0.3%	905	0.3%
Total operating costs and expenses	227,970	83.1%	220,821	83.2%
Operating income (loss)	46,348	16.9%	44,687	16.8%
Interest expense	17,061	6.2%	17,499	6.6%
Income (loss) before income taxes	$29,287	10.7%	$27,188	10.2%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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

Three months ended April 3, 2016 Compared to the Three months ended March 29, 2015
Revenues
Company store sales increased $8.5 million, or 3.2%, to $269.8 million during the first quarter of 2016 compared to $261.3 million during the first quarter of 2015. On a same calendar week basis comparable store sales increased 6.0%. We believe comparable store sales calculated on a same calendar week basis is more indicative of the operating trends in our business. On a fiscal week basis, comparable store sales increased 3.2% during the first quarter of 2016, primarily due to the effect of an additional operating week in our 2015 fiscal year, which caused the seasonally strong first week of the 2016 calendar year to shift into the fourth quarter of 2015. Company store sales were also impacted by approximately $0.4 million of incremental deferred revenue as a result of the implementation of our proprietary card system, which we refer to as PlayPass.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 14.6% in the first quarter of 2016 compared to 14.4% in the first quarter of 2015. The increase in the cost of food, beverage, entertainment and merchandise on a percentage basis in the first quarter of 2016 was impacted by an increase in the average price of cheese compared to the first quarter of 2015.
Labor expenses, as a percentage of Total company store sales, were 25.6% in the first quarter of 2016 compared to 25.7% in the first quarter of 2015. The decrease in labor expenses on a percentage basis in the first quarter of 2016 reflects improved labor management, as we were able to minimize additional labor hours required to serve the increased number of guests visiting our stores, offset by increases in minimum wage rates in certain states over the past year.
Depreciation and amortization expense was $27.6 million in the first quarter of 2016 compared to $29.2 million in the first quarter of 2015. The decrease in depreciation and amortization in the first quarter of 2016 is primarily due to higher depreciation expense during the first quarter of 2015 from certain property, plant and equipment assets that were assigned short useful lives from the acquisition method of accounting as a result of the Merger.
Other store operating expenses, as a percentage of Total company store sales, were 13.3% in the first quarter of 2016 compared to 12.8% in the first quarter of 2015, primarily due to an increase in self-insurance expense associated with general liability claims and an increase in credit card fees as a result of higher sales volumes.
Advertising Expense
Advertising expense increased from $11.5 million in the first quarter of 2015 to $13.1 million in the first quarter of 2016. As a percentage of Total revenues, advertising expense was 4.8% and 4.3%, respectively, for the first quarter of 2016 and the first quarter of 2015. The first quarter of 2016 reflects an increase in digital advertising, partially offset by a decrease in production costs in the first quarter of 2016.
General and Administrative Expenses
General and administrative expenses were $18.0 million in the first quarter of 2016 compared to $16.3 million in the first quarter of 2015. The increase in general and administrative expenses in the first quarter of 2016 is primarily due to an increase in professional fees primarily related to IT and other corporate initiatives and an increase in incentive compensation as a result of higher sales and profit performance.
Income Taxes
Our effective income tax rate was 38.8% for the first quarter of 2016 compared to an effective income tax rate of 45.8% for the first quarter of 2015. The effective income tax rate of 38.8% for the three months ended April 3, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger. Our effective income tax rate of 45.8% for the three months ended March 29, 2015 differs from the statutory rate primarily due to the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, partially offset by benefits stemming from employment related income tax credits.

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
Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands)
Net cash provided by operating activities	$43,772	$60,548
Net cash used in investing activities	(22,369)	(16,860)
Net cash provided by (used in) financing activities	(2,478)	(2,397)
Effect of foreign exchange rate changes on cash	419	(661)
Change in cash and cash equivalents	$19,344	$40,630
Interest paid	$21,994	$21,734
Income taxes paid (refunded), net	$2,949	$183

	April 3, 2016	January 3, 2016
	(in thousands)
Cash and cash equivalents	$69,998	$50,654
Restricted cash	$4,142	$—
Term loan facility	$744,800	$746,700
Senior notes	$255,000	$255,000
Note payable	$56	$63
Available unused commitments under revolving credit facility	$139,100	$139,100
Our cash and cash equivalents totaled $70.0 million as of April 3, 2016. Cash and cash equivalents as of April 3, 2016 includes $6.7 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Cash that is held by the Association and restricted for use in our advertising, entertainment and media funds was $4.1 million as of April 3, 2016.
Sources and Uses of Cash - Three months ended April 3, 2016 Compared to the Three months ended March 29, 2015
Net cash provided by operating activities was $43.8 million in the first quarter of 2016 compared to $60.5 million in the first quarter of 2015. The reduction in net cash provided by operating activities is primarily due to the payment of a Merger related litigation settlement and fluctuations in our working capital.
Net cash used in investing activities was $22.4 million in the first quarter of 2016 compared to $16.9 million in the first quarter of 2015. Net cash used in investing activities in the first quarter of 2016 and the first quarter of 2015 relates primarily to store related capital expenditures.

Net cash used in financing activities was $2.5 million in the first quarter of 2016 and $2.4 million in the first quarter of 2015, relating primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities
Our Secured Credit Facilities include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the balance paid at maturity. As of both April 3, 2016 and January 3, 2016, we had no borrowings outstanding under the revolving credit facility, and we had $10.9 million of letters of credit issued but undrawn under the facility. Effective April 8, 2016, the balance of our letters of credit issued but undrawn was reduced to $9.9 million.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the three months ended April 3, 2016, the federal funds rate ranged from 0.25% to 0.38%, the prime rate was 3.25% and the one-month LIBOR ranged from 0.42% to 0.44%.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.5% per annum and is subject to one step-down from 0.5% to 0.375% based on our first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of letter of credit.
As a result of a decrease in our net first lien senior secured leverage ratio reported for the period ending January 3, 2016, effective March 4, 2016, the applicable margin for borrowings under the term loan facility stepped down from 3.25% to 3.00%, the applicable margin for borrowings under the revolving credit facility stepped down from 3.25% to 3.00%, and the applicable commitment fee rate stepped down from 0.5% to 0.375%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.7% and 4.6% for the three months ended April 3, 2016 and March 29, 2015, respectively, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to last twelve month’s EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly if the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder. As of April 3, 2016, there were no borrowings under the revolving credit facility; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
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
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are amortized over the life of the senior notes and are included in “Interest expense” on our Consolidated Statements of Earnings.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the three months ended April 3, 2016 and March 29, 2015, which included amortization of debt issuance costs and other fees related to our senior notes.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives and the development or acquisition of additional Company-owned stores. During the first three months of 2016, we completed 73 game enhancements and one major remodel, and we opened one new domestic Company-owned Chuck E. Cheese’s store. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first three months of 2016 totaled approximately $22.2 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands)
Growth capital spend (1)	$9,503	$7,590
Maintenance capital spend (2)	8,304	8,461
IT capital spend	4,365	230
Total Capital Spend	$22,172	$16,281
__________________
(1)    Growth capital spend includes major remodels, store expansions, major attractions and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2016 will total approximately $105 million to $115 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $10 million for investments in one-time information technology initiatives, (iii) approximately $40 million to $45 million for various growth initiatives, including new store openings and major remodels, and (iv) approximately $25 million to $30 million related to our PlayPass initiative. In addition we are re-evaluating our store design for Chuck E. Cheese’s stores as a part of an effort to launch a new store prototype. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.
Off-Balance Sheet Arrangements and Contractual Obligations
As of April 3, 2016, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016.
See further discussion of our indebtedness and future debt obligations in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. There have been no other material changes to our contractual obligations since January 3, 2016.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. As of April 3, 2016, there has been no material change to the information concerning our critical accounting policies and estimates.
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

•
excludes the impairment of Company-owned stores or impairments of long-lived assets, and gains or losses upon disposal of property or equipment, and inventory obsolescence charges outside of the ordinary course of business;

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

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in thousands)
Total revenues	$274,318	$265,508
Net income as reported	$17,915	$14,742
Interest expense	17,061	17,499
Income tax expense	11,372	12,446
Depreciation and amortization	28,998	30,398
Non-cash impairments, gain or loss on disposal (1)	2,177	1,244
Non-cash stock-based compensation (2)	135	391
Rent expense book to cash (3)	2,160	2,211
Franchise revenue, net cash received (4)	(109)	(65)
Impact of purchase accounting (5)	199	232
Store pre-opening costs (6)	221	244
One-time items (7)	1,902	1,351
Cost savings initiatives (8)	62	—
Adjusted EBITDA	$82,093	$80,693
Adjusted EBITDA as a percent of total revenues	29.9%	30.4%
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

(8)
Relates to estimated net cost savings primarily from (i) the change from public to private ownership upon the closing of the Acquisition and elimination of public equity securities, with reductions in investor relations activities, directors fees and certain legal and other securities and filing costs; (ii) the full-year effect of cost savings initiatives implemented by the Company in 2013; (iii) the estimated effect of cost savings following the Merger from participation in Sponsor-leveraged purchasing programs including various supplies, travel and communications purchasing categories; (iv) the net impact of labor savings associated with changes in management; (v) cost savings in connection with the relocation of the Company’s corporate offices in 2015; (vi) labor savings associated with planned headcount reductions in 2015; (vii) estimated cost savings associated with the integration of PPP; (viii) the full-year effect of costs savings associated with upgrades to our telephone communication systems; and net of (ix) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

•	Negative publicity concerning food quality, health, general safety and other issues, and changes in consumer preferences;

•	The success of our capital initiatives, including new store development and existing store evolution;

•	Our ability to successfully implement our marketing strategy;

•	Competition in both the restaurant and entertainment industries;

•	Economic uncertainty and changes in consumer discretionary spending in the United States and Canada;

•	Expansion in international markets;

•	Our ability to generate sufficient cash flow to meet our debt service payments;

•	Increases in food, labor and other operating costs;

•	Disruptions of our information technology systems and technologies, including, but not limited to, data security breaches;

•	Any disruption of our commodity distribution system;

•	Our dependence on a limited number of suppliers for our games, rides, entertainment-related equipment, redemption prizes and merchandise;

•	Product liability claims and product recalls;

•	Government regulations;

•	Litigation risks;

•	Adverse effects of local conditions, natural disasters and other events;

•	Fluctuations in our quarterly results of operations due to seasonality;

•	Inadequate insurance coverage;

•	Loss of certain key personnel;

•	Our ability to adequately protect our trademarks or other proprietary rights;

•	Risks in connection with owning and leasing real estate; and

•	Our ability to successfully integrate the operations of companies we acquire.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of April 3, 2016 of $744.8 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.5 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended April 3, 2016 and March 29, 2015, the average cost of a block of cheese was $1.80 and $1.66, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.4 million for both the three months ended April 3, 2016 and March 29, 2015. For the three months ended April 3, 2016 and March 29, 2015, the average cost of dough per pound was $0.45 and $0.49, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million for both the three months ended April 3, 2016 and March 29, 2015.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 12 Company-owned stores in Canada. For the three months ended April 3, 2016 our Canadian stores generated an operating income of $0.1 million compared to our consolidated operating income of $46.4 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended April 3, 2016 were $0.685 and $0.771, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended April 3, 2016 would have decreased our reported consolidated operating results by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 3, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 1A. Risk Factors.
We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2016, filed with the SEC on March 2, 2016.
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

CEC ENTERTAINMENT, INC.

May 9, 2016	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2016		/s/ Laurie E. Priest
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