Form 10-Q
period 2016-07-03
CEC ENTERTAINMENT INC
filed 2016-08-09
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$75,591	$50,654
Restricted cash	1,303	—
Accounts receivable	16,322	25,936
Inventories	24,738	23,275
Prepaid expenses	21,672	18,223
Total current assets	139,626	118,088
Property and equipment, net	606,646	629,047
Goodwill	483,876	483,876
Intangible assets, net	486,041	488,095
Other noncurrent assets	21,449	13,929
Total assets	$1,737,638	$1,733,035
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt	$7,639	$7,650
Capital lease obligations	454	421
Accounts payable	38,303	44,090
Accrued expenses	44,134	38,284
Unearned revenues	10,953	10,233
Accrued interest	8,895	9,757
Other current liabilities	3,877	3,678
Total current liabilities	114,255	114,113
Capital lease obligations, less current portion	14,813	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	969,793	971,333
Deferred tax liability	195,452	201,734
Accrued insurance	9,664	9,737
Other noncurrent liabilities	214,989	212,528
Total liabilities	1,518,966	1,524,489
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of July 3, 2016 and January 3, 2016	—	—
Capital in excess of par value	356,808	356,460
Accumulated deficit	(135,735)	(144,598)
Accumulated other comprehensive loss	(2,401)	(3,316)
Total stockholder’s equity	218,672	208,546
Total liabilities and stockholder’s equity	$1,737,638	$1,733,035

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	July 3, 2016	June 28, 2015
REVENUES:
Food and beverage sales	$97,404	$94,145
Entertainment and merchandise sales	114,657	113,861
Total company store sales	212,061	208,006
Franchise fees and royalties	4,560	4,073
Total revenues	216,621	212,079
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	24,673	23,951
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,240	7,015
Total cost of food, beverage, entertainment and merchandise	32,913	30,966
Labor expenses	60,405	59,234
Depreciation and amortization	29,733	28,970
Rent expense	24,049	24,260
Other store operating expenses	37,376	35,330
Total company store operating costs	184,476	178,760
Other costs and expenses:
Advertising expense	12,162	14,596
General and administrative expenses	15,922	17,807
Transaction, severance and related litigation costs	434	1,104
Total operating costs and expenses	212,994	212,267
Operating income (loss)	3,627	(188)
Interest expense	17,121	17,324
Loss before income taxes	(13,494)	(17,512)
Income tax benefit	(4,442)	(7,620)
Net loss	$(9,052)	$(9,892)
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
REVENUES:
Food and beverage sales	$219,607	$210,681
Entertainment and merchandise sales	262,214	258,605
Total company store sales	481,821	469,286
Franchise fees and royalties	9,118	8,300
Total revenues	490,939	477,586
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	55,195	53,176
Cost of entertainment and merchandise (exclusive of items shown separately below)	16,989	15,537
Total cost of food, beverage, entertainment and merchandise	72,184	68,713
Labor expenses	129,448	126,407
Depreciation and amortization	57,362	58,211
Rent expense	48,199	48,719
Other store operating expenses	73,387	68,848
Total company store operating costs	380,580	370,898
Other costs and expenses:
Advertising expense	25,261	26,048
General and administrative expenses	33,939	34,030
Transaction, severance and related litigation costs	1,184	2,112
Total operating costs and expenses	440,964	433,088
Operating income	49,975	44,498
Interest expense	34,182	34,822
Income before income taxes	15,793	9,676
Income tax expense	6,930	4,826
Net income	$8,863	$4,850
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	July 3, 2016	June 28, 2015
Net loss	$(9,052)	$(9,892)
Components of other comprehensive loss, net of tax:
Foreign currency translation adjustments	161	777
Comprehensive loss	$(8,891)	$(9,115)

	Six Months Ended
	July 3, 2016	June 28, 2015
Net income	$8,863	$4,850
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	915	(865)
Comprehensive income	$9,778	$3,985

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,863	$4,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,282	60,248
Deferred income taxes	(6,449)	(11,909)
Stock-based compensation expense	337	570
Amortization of lease related liabilities	23	61
Amortization of original issue discount and deferred debt financing costs	2,273	2,273
Loss on asset disposals, net	4,073	3,042
Non-cash rent expense	3,507	4,289
Other adjustments	172	(494)
Changes in operating assets and liabilities:
Restricted cash	(1,303)	—
Accounts receivable	5,527	416
Inventories	(3,645)	(219)
Prepaid expenses	(2,208)	(4,568)
Accounts payable	(4,542)	547
Accrued expenses	1,763	2,181
Unearned revenues	713	1,860
Accrued interest	(868)	(2)
Income taxes payable	7,803	3,569
Deferred landlord contributions	1,417	657
Net cash provided by operating activities	77,738	67,371
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Peter Piper Pizza	—	(663)
Purchases of property and equipment	(42,400)	(38,628)
Development of internal use software	(6,223)	(1,571)
Proceeds from sale of property and equipment	318	82
Net cash used in investing activities	(48,305)	(40,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(3,800)	(3,800)
Repayments on note payable	(24)	(22)
Payments on capital lease obligations	(204)	(209)
Payments on sale leaseback obligations	(956)	(771)
Excess tax benefit realized from stock-based compensation	4	—

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Net cash used in financing activities	(4,980)	(4,802)
Effect of foreign exchange rate changes on cash	484	(428)
Change in cash and cash equivalents	24,937	21,361
Cash and cash equivalents at beginning of period	50,654	110,994
Cash and cash equivalents at end of period	$75,591	$132,355

	Six Months Ended
	July 3, 2016	June 28, 2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$32,960	$32,610
Income taxes paid, net	$5,572	$13,180
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,436	$2,922

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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.2 million and $1.1 million for the six months ended July 3, 2016 and June 28, 2015, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets at July 3, 2016.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of July 3, 2016 and for the three and six months ended July 3, 2016 and June 28, 2015 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
We reclassified $1.2 million and $2.0 million of litigation costs related to the Merger, respectively (as defined in Note 12. “Commitments and Contingencies”) in our Consolidated Statement of Earnings for the three and six months ended June 28, 2015, respectively, from “General and administrative expenses” to “Transaction, severance and litigation related costs” to conform to the current period’s presentation.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This amendment will require that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and (iii) an entity recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits should be classified along with other income tax cash flows as an operating activity. This amendment allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Nonpublic entities can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB’s previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception may be significantly different from current practice. Additionally, an entity will need to evaluate which contractual restrictions are attributes of a license and which give rise to separate performance obligations. This amendment is effective for annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For public companies that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $31.3 million and $29.8 million for the three months ended July 3, 2016 and June 28, 2015, respectively, of which $1.6 million and $0.9 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for both the three months ended July 3, 2016 and June 28, 2015, includes approximately $0.5 million related to the amortization of franchise agreements (see Note 3. “Intangible Assets, Net”).
Total depreciation and amortization expense was $60.3 million and $60.2 million for the six months ended July 3, 2016 and June 28, 2015, respectively, of which $2.9 million and $2.0 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings. Total depreciation and amortization expense for both the six months ended July 3, 2016 and June 28, 2015, includes approximately $1.0 million and related to the amortization of franchise agreements (see Note 3. “Intangible Assets, Net”).
3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at July 3, 2016:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(4,715)	10,165
Franchise agreements	25	53,300	(4,124)	49,176
		$494,880	$(8,839)	$486,041
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

Amortization expense related to favorable lease agreements was $0.5 million for both the three months ended July 3, 2016 and June 28, 2015 and $1.0 million for both the six months ended July 3, 2016 and June 28, 2015, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended July 3, 2016 and June 28, 2015, and $1.0 million for both the six months ended July 3, 2016 and June 28, 2015 and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	July 3, 2016	January 3, 2016
	(in thousands)
Trade and other amounts payable	$29,408	$35,228
Book overdraft	8,895	8,862
Accounts Payable	$38,303	$44,090

The book overdraft balance represents checks issued but not yet presented to banks.
5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	July 3, 2016	January 3, 2016
	(in thousands)
Term loan facility	$742,900	$746,700
Senior notes	255,000	255,000
Note payable	39	63
Total debt outstanding	997,939	1,001,763
Less:
Unamortized original issue discount	(2,506)	(2,776)
Deferred financing costs, net	(18,001)	(20,004)
Current portion	(7,639)	(7,650)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$969,793	$971,333
We were in compliance with the debt covenants in effect as of July 3, 2016 for both the Secured Credit Facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Debt sections below.
Secured Credit Facilities
As of July 3, 2016, we had $742.9 million (excluding the original issue discount) outstanding under the Term loan facility, no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn. The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the Term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021.
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
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. During the six months ended July 3, 2016, the federal funds rate ranged from 0.25% to 0.41%, the prime rate was 3.5% and the one-month LIBOR ranged from 0.42% to 0.47%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.7% and 4.6% for the six months ended July 3, 2016 and June 28, 2015, respectively, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.5% per annum and is subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of letter of credit.
As a result of a decrease in our net first lien secured leverage ratio reported for the year ended January 3, 2016, effective March 4, 2016, the applicable margin for borrowings under the term loan facility stepped down from 3.25% to 3.00%, the applicable margin for borrowings under the revolving credit facility stepped down from 3.25% to 3.00%, and the applicable commitment fee rate stepped down from 0.5% to 0.375%. Effective April 8, 2016, the balance of our letters of credit issued but undrawn was reduced from $10.9 million to $9.9 million.
The Secured Credit Facilities also contain customary affirmative covenants and events of default, negative covenants which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of first priority liens with respect to the collateral.
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to the last twelve months’ EBITDA, as defined in the Senior Credit Facilities). The covenant will be tested quarterly if the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder.
As of July 3, 2016, the borrowings under the revolving credit facility were less than 30% of the outstanding commitments; therefore, the springing financial maintenance covenant under our revolving credit facility was not in effect.
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and maturing on February 15, 2022. The senior notes are registered under the Securities Act, do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; and restrict dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the six months ended July 3, 2016 and the six months ended June 28, 2015, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Term loan facility (1)	$7,500	$7,743
Senior notes	5,157	5,157
Capital lease obligations	439	447
Sale leaseback obligations	2,636	2,783
Amortization of debt issuance costs	1,001	1,001
Other	388	193
Total interest expense	$17,121	$17,324

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Term loan facility (1)	$15,657	$15,505
Senior notes	10,313	10,313
Capital lease obligations	879	902
Sale leaseback obligations	5,394	5,566
Amortization of debt issuance costs	2,002	2,002
Other	(63)	534
Total interest expense	$34,182	$34,822
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our Secured Credit Facilities and senior notes was 5.6% and 5.5% for the six months ended July 3, 2016, and June 28, 2015, respectively.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	July 3, 2016		January 3, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,639	$7,430	$7,650	$7,451
Long-term portion	987,794	963,067	991,337	962,600
Bank indebtedness and other long-term debt:	$995,433	$970,497	$998,987	$970,051
 _________________
(1)    Excluding net deferred financing costs
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our Secured Credit Facilities' term loan and senior notes was determined by using the average of the ask and bid price of our outstanding borrowings under our term loan facility and the senior notes as of the nearest open market date preceding the reporting period end. The average of the ask and bid price are classified as Level 2 in the fair value hierarchy.
During the six months ended July 3, 2016 and June 28, 2015, there were no significant transfers among level 1, 2 or 3 fair value determinations.
7. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands, except %)
Federal and state income taxes	$(4,551)	$(8,101)
Foreign income taxes(1)	109	481
Income tax benefit	$(4,442)	$(7,620)
Effective rate	32.9%	43.5%

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands, except %)
Federal and state income taxes	$6,712	$4,074
Foreign income taxes(1)	218	752
Income tax expense	$6,930	$4,826
Effective rate	43.9%	49.9%
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate of 32.9% for the three months ended July 3, 2016, and 43.5% for the three months ended June 28, 2015, differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits and the unfavorable impact of non-deductible litigation and settlement costs related to the Merger. Our effective income tax rate of 43.9% for the six months ended July 3, 2016, and 49.9% for the six months ended June 28, 2015 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits and the unfavorable impact of non-deductible litigation and settlement costs related to the Merger. In addition, both the three-month and six-month periods ended July 3, 2016, were negatively impacted by an increase in the liability for uncertain tax posi

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

tions and a change in state income tax rates.
Our quarterly provision for income taxes has historically been calculated using the annual effective rate method which applies an estimated annual effective tax rate to pre-tax income or loss. However, for the three and six month periods ended July 3, 2016, we have used the actual year-to-date effective tax rate (the “discrete method”), as required by ASC 740-270, Accounting for Income Taxes-Interim Reporting when a reliable estimate cannot be made. We believe that at this time, the use of the discrete method is more appropriate than the annual effective tax rate method due to significant variations in the customary relationship between income tax expense and projected annual pre-tax income or loss which occurs when projected pre-tax income or loss nears a relatively small amount in comparison to the differences between financial statement versus tax accounting. Using the discrete method, we have determined our current and deferred income tax expense as if the interim period were an annual period.
Our liability for uncertain tax positions (excluding interest and penalties) was $3.9 million and $3.3 million as of July 3, 2016 and January 3, 2016, respectively, and if recognized would decrease our provision for income taxes by $1.6 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.6 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of July 3, 2016 and January 3, 2016, was $1.0 million and $1.7 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
8. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Queso Holdings Inc. (“Parent”) authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the option activity under the equity incentive plan as of July 3, 2016 and the activity for the six months ended July 3, 2016 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 3, 2016	2,393,084	$8.59
Options Granted	101,110	$12.51
Options Exercised	(13,399)	$8.86
Options Forfeited	(34,646)	$9.15
Outstanding stock options, July 3, 2016	2,446,149	$8.79	7.90	$11,550
Stock options expected to vest, July 3, 2016	2,201,534	$8.79	7.90	$10,395
Exercisable stock options, July 3, 2016	312,141	$8.34	7.67	$2,910

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of July 3, 2016, we had $2.7 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 3.3 years.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Stock-based compensation costs	$206	$180
Portion capitalized as property and equipment (1)	(4)	(2)
Stock-based compensation expense recognized	$202	$178
Excess tax benefit recognized from exercise of stock-based compensation awards	$—	$—

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Stock-based compensation costs	$344	$576
Portion capitalized as property and equipment (1)	(7)	(6)
Stock-based compensation expense recognized	$337	$570
Excess tax benefit recognized from exercise of stock-based compensation awards	$4	$—
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the six months ended July 3, 2016:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	$208,546
Net income	—	—	—	8,863	—	8,863
Other comprehensive income	—	—	—	—	915	915
Stock-based compensation costs	—	—	344	—	—	344
Excess tax benefit realized from exercise of stock options	—	—	4	—	—	4
Balance at July 3, 2016	200	$—	$356,808	$(135,735)	$(2,401)	$218,672
10. Consolidating Guarantor Financial Information:
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$68,377	$747	$6,467	$—	$75,591
Restricted cash	—	—	1,303	—	1,303
Accounts receivable	13,903	1,855	7,557	(6,993)	16,322
Inventories	21,358	3,091	289	—	24,738
Other current assets	14,743	5,800	1,129	—	21,672
Total current assets	118,381	11,493	16,745	(6,993)	139,626
Property and equipment, net	555,394	42,846	8,406	—	606,646
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	20,458	465,583	—	—	486,041
Intercompany	138,609	32,976	—	(171,585)	—
Investment in subsidiaries	417,528	—	—	(417,528)	—
Other noncurrent assets	2,370	18,448	631	—	21,449
Total assets	$1,685,202	$622,760	$25,782	$(596,106)	$1,737,638
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$39	$—	$—	$7,639
Capital lease obligations, current portion	449	—	5	—	454
Accounts payable and accrued expenses	85,813	13,198	3,274	—	102,285
Other current liabilities	3,549	328	—	—	3,877
Total current liabilities	97,411	13,565	3,279	—	114,255
Capital lease obligations, less current portion	14,747	—	66	—	14,813
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	969,793	—	—	—	969,793
Deferred tax liability	172,323	23,247	(118)	—	195,452
Intercompany	—	152,670	25,908	(178,578)	—
Other noncurrent liabilities	212,256	12,111	286	—	224,653
Total liabilities	1,466,530	201,593	29,421	(178,578)	1,518,966
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,808	466,114	3,241	(469,355)	356,808
Retained earnings (deficit)	(135,735)	(44,947)	(4,479)	49,426	(135,735)
Accumulated other comprehensive income (loss)	(2,401)	—	(2,401)	2,401	(2,401)
Total stockholder's equity	218,672	421,167	(3,639)	(417,528)	218,672
Total liabilities and stockholder's equity	$1,685,202	$622,760	$25,782	$(596,106)	$1,737,638

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$42,235	$1,797	$6,622	$—	$50,654
Restricted cash	—	—	—	—	—
Accounts receivable	21,595	3,944	9,468	(9,071)	25,936
Inventories	19,959	3,021	295	—	23,275
Other current assets	13,562	3,561	1,100	—	18,223
Total current assets	97,351	12,323	17,485	(9,071)	118,088
Property and equipment, net	585,915	34,539	8,593	—	629,047
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	21,855	466,240	—	—	488,095
Intercompany	129,151	30,716	—	(159,867)	—
Investment in subsidiaries	422,407	—	—	(422,407)	—
Other noncurrent assets	4,318	8,940	671	—	13,929
Total assets	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$50	$—	$—	$7,650
Capital lease obligations, current portion	418	—	3	—	421
Accounts payable and accrued expenses	71,320	27,774	3,270	—	102,364
Other current liabilities	3,350	328	—	—	3,678
Total current liabilities	82,688	28,152	3,273	—	114,113
Capital lease obligations, less current portion	14,980	—	64	—	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	971,320	13	—	—	971,333
Deferred tax liability	184,083	17,867	(216)	—	201,734
Intercompany	20,580	121,850	26,508	(168,938)	—
Other noncurrent liabilities	211,262	10,784	219	—	222,265
Total liabilities	1,484,913	178,666	29,848	(168,938)	1,524,489
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,460	466,114	3,241	(469,355)	356,460
Retained earnings (deficit)	(144,598)	(40,608)	(3,024)	43,632	(144,598)
Accumulated other comprehensive income (loss)	(3,316)	—	(3,316)	3,316	(3,316)
Total stockholder's equity	208,546	425,506	(3,099)	(422,407)	208,546
Total liabilities and stockholder's equity	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$84,011	$12,099	$1,294	$—	$97,404
Entertainment and merchandise sales	106,678	5,850	2,129	—	114,657
Total company store sales	190,689	17,949	3,423	—	212,061
Franchise fees and royalties	672	3,888	—	—	4,560
International Association assessments and other fees	207	615	8,357	(9,179)	—
Total revenues	191,568	22,452	11,780	(9,179)	216,621
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	21,014	3,140	519	—	24,673
Cost of entertainment and merchandise	7,639	457	144	—	8,240
Total cost of food, beverage, entertainment and merchandise	28,653	3,597	663	—	32,913
Labor expenses	55,375	3,803	1,227	—	60,405
Depreciation and amortization	28,596	628	509	—	29,733
Rent expense	22,110	1,379	560	—	24,049
Other store operating expenses	34,876	2,369	979	(848)	37,376
Total company store operating costs	169,610	11,776	3,938	(848)	184,476
Advertising expense	8,801	1,048	10,644	(8,331)	12,162
General and administrative expenses	5,746	10,067	109	—	15,922
Transaction, severance and related litigation costs	427	7	—	—	434
Total operating costs and expenses	184,584	22,898	14,691	(9,179)	212,994
Operating income (loss)	6,984	(446)	(2,911)	—	3,627
Equity in earnings (loss) in affiliates	(4,683)	—	—	4,683	—
Interest expense	15,479	1,536	106	—	17,121
Income (loss) before income taxes	(13,178)	(1,982)	(3,017)	4,683	(13,494)
Income tax expense (benefit)	(4,126)	585	(901)	—	(4,442)
Net income (loss)	$(9,052)	$(2,567)	$(2,116)	$4,683	$(9,052)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	161	—	161	(161)	161
Comprehensive income (loss)	$(8,891)	$(2,567)	$(1,955)	$4,522	$(8,891)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 28, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$81,022	$11,745	$1,378	$—	$94,145
Entertainment and merchandise sales	107,733	3,882	2,246	—	113,861
Total company store sales	188,755	15,627	3,624	—	208,006
Franchise fees and royalties	495	3,578	—	—	4,073
International Association assessments and other fees	227	761	11,351	(12,339)	—
Total revenues	189,477	19,966	14,975	(12,339)	212,079
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	20,330	3,112	509	—	23,951
Cost of entertainment and merchandise	6,707	148	160	—	7,015
Total cost of food, beverage, entertainment and merchandise	27,037	3,260	669	—	30,966
Labor expenses	54,452	3,439	1,343	—	59,234
Depreciation and amortization	27,269	1,174	527	—	28,970
Rent expense	22,285	1,310	665	—	24,260
Other store operating expenses	33,161	2,103	1,054	(988)	35,330
Total company store operating costs	164,204	11,286	4,258	(988)	178,760
Advertising expense	11,995	1,266	12,686	(11,351)	14,596
General and administrative expenses	5,882	11,771	154	—	17,807
Transaction, severance and litigation related costs	(185)	1,289	—	—	1,104
Total operating costs and expenses	181,896	25,612	17,098	(12,339)	212,267
Operating income (loss)	7,581	(5,646)	(2,123)	—	(188)
Equity in earnings (loss) in affiliates	(3,036)	—	—	3,036	—
Interest expense	16,568	621	135	—	17,324
Income (loss) before income taxes	(12,023)	(6,267)	(2,258)	3,036	(17,512)
Income tax expense (benefit)	(2,131)	(5,102)	(387)	—	(7,620)
Net income (loss)	$(9,892)	$(1,165)	$(1,871)	$3,036	$(9,892)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	777	—	777	(777)	777
Comprehensive income (loss)	$(9,115)	$(1,165)	$(1,094)	$2,259	$(9,115)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$191,834	$24,888	$2,885	$—	$219,607
Entertainment and merchandise sales	245,886	11,448	4,880	—	262,214
Total company store sales	437,720	36,336	7,765	—	481,821
Franchise fees and royalties	1,268	7,850	—	—	9,118
International Association assessments and other fees	462	1,230	20,315	(22,007)	—
Total revenues	439,450	45,416	28,080	(22,007)	490,939
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	47,658	6,438	1,099	—	55,195
Cost of entertainment and merchandise	15,757	902	330	—	16,989
Total cost of food, beverage, entertainment and merchandise	63,415	7,340	1,429	—	72,184
Labor expenses	119,109	7,802	2,537	—	129,448
Depreciation and amortization	55,158	1,235	969	—	57,362
Rent expense	44,367	2,712	1,120	—	48,199
Other store operating expenses	68,639	4,536	1,930	(1,718)	73,387
Total company store operating costs	350,688	23,625	7,985	(1,718)	380,580
Advertising expense	21,222	2,719	21,609	(20,289)	25,261
General and administrative expenses	12,928	20,726	285	—	33,939
Transaction, severance and related litigation costs	1,129	55	—	—	1,184
Total operating costs and expenses	385,967	47,125	29,879	(22,007)	440,964
Operating income (loss)	53,483	(1,709)	(1,799)	—	49,975
Equity in earnings (loss) in affiliates	(5,795)	—	—	5,795	—
Interest expense (income)	32,081	1,887	214	—	34,182
Income (loss) before income taxes	15,607	(3,596)	(2,013)	5,795	15,793
Income tax expense (benefit)	6,744	751	(565)	—	6,930
Net income (loss)	$8,863	$(4,347)	$(1,448)	$5,795	$8,863

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	915	—	915	(915)	915
Comprehensive income (loss)	$9,778	$(4,347)	$(533)	$4,880	$9,778

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 28, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$183,407	$24,061	$3,213	$—	$210,681
Entertainment and merchandise sales	245,243	7,992	5,370	—	258,605
Total company store sales	428,650	32,053	8,583	—	469,286
Franchise fees and royalties	1,301	6,999	—	—	8,300
International Association assessments and other fees	512	1,424	20,004	(21,940)	—
Total revenues	430,463	40,476	28,587	(21,940)	477,586
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	45,721	6,355	1,100	—	53,176
Cost of entertainment and merchandise	14,328	901	308	—	15,537
Total cost of food, beverage, entertainment and merchandise	60,049	7,256	1,408	—	68,713
Labor expenses	116,185	7,368	2,854	—	126,407
Depreciation and amortization	54,888	2,288	1,035	—	58,211
Rent expense	44,588	2,805	1,326	—	48,719
Other store operating expenses	64,670	3,933	2,181	(1,936)	68,848
Total company store operating costs	340,380	23,650	8,804	(1,936)	370,898
Advertising expense	21,137	2,324	22,591	(20,004)	26,048
General and administrative expenses	10,776	22,984	270	—	34,030
Transaction, severance and related litigation costs	(184)	2,296	—	—	2,112
Total operating costs and expenses	372,109	51,254	31,665	(21,940)	433,088
Operating income (loss)	58,354	(10,778)	(3,078)	—	44,498
Equity in earnings (loss) in affiliates	(10,798)	—	—	10,798	—
Interest expense	33,304	1,254	264	—	34,822
Income (loss) before income taxes	14,252	(12,032)	(3,342)	10,798	9,676
Income tax expense (benefit)	9,402	(3,774)	(802)	—	4,826
Net income (loss)	$4,850	$(8,258)	$(2,540)	$10,798	$4,850

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(865)	—	(865)	865	(865)
Comprehensive income (loss)	$3,985	$(8,258)	$(3,405)	$11,663	$3,985

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$66,349	$11,899	$(510)	$—	$77,738

Cash flows from investing activities:
Purchases of property and equipment	(31,814)	(10,459)	(127)	—	(42,400)
Development of internal use software	(3,439)	(2,784)	—	—	(6,223)
Proceeds from sale of property and equipment	—	318	—	—	318
Cash flows provided by (used in) investing activities	(35,253)	(12,925)	(127)	—	(48,305)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)	—	—	—	(3,800)
Repayments on note payable	—	(24)	—	—	(24)
Payments on capital lease obligations	(202)	—	(2)	—	(204)
Payments on sale leaseback transactions	(956)	—	—	—	(956)
Excess tax benefit realized from stock-based compensation	4	—	—	—	4
Cash flows provided by (used in) financing activities	(4,954)	(24)	(2)	—	(4,980)
Effect of foreign exchange rate changes on cash	—	—	484	—	484

Change in cash and cash equivalents	26,142	(1,050)	(155)	—	24,937
Cash and cash equivalents at beginning of period	42,235	1,797	6,622	—	50,654
Cash and cash equivalents at end of period	$68,377	$747	$6,467	$—	$75,591

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2015
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$50,694		$10,722		$5,955		$—		$67,371

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)		—		—		—		(663)
Intercompany note	67		2,925		—		(2,992)		—
Purchases of property and equipment	(33,679)		(3,613)		(1,336)		—		(38,628)
Development of internal use software	—		(1,571)		—		—		(1,571)
Proceeds from sale of property and equipment	107		(25)		—		—		82
Cash flows provided by (used in) investing activities	(34,168)	—	(2,284)	—	(1,336)	—	(2,992)	—	(40,780)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)		—		—		—		(3,800)
Repayments on Note Payable	—		(22)		—		—		(22)
Intercompany note	—		(67)		(2,925)		2,992		—
Payments on capital lease obligations	(208)		—		(1)		—		(209)
Payments on sale leaseback transactions	(771)		—		—		—		(771)
Cash flows provided by (used in) financing activities	(4,779)	—	(89)	—	(2,926)	—	2,992	—	(4,802)
Effect of foreign exchange rate changes on cash	—		—		(428)		—		(428)

Change in cash and cash equivalents	11,747	—	8,349	—	1,265	—	—	—	21,361
Cash and cash equivalents at beginning of period	97,020		6,427		7,547		—		110,994
Cash and cash equivalents at end of period	$108,767		$14,776		$8,812		$—		$132,355

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo totaled $0.5 million for the six months ended July 3, 2016, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings. There were no expense reimbursements paid to Apollo during the three months ended July 3, 2016.

In June 2016, CEC Entertainment entered into an agreement with an Apollo portfolio company, to manage CEC Entertainment’s print services and processes. We did not make any payments in connection with this agreement during the three or six months ended July 3, 2016.
12. Commitments and Contingencies:
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
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that the Company failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that the Company failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that the Company had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. The parties have scheduled mediation of the Sinohui lawsuit for October 2016. If the parties are unable to resolve the case at mediation, trial is currently scheduled for June 2017. We believe the Company has meritorious defenses to this lawsuit and intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into a merger agreement (the “Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of the Company, against the Company, its directors, Apollo, Parent and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC and its former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition, and the parties are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Executive Summary
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending January 1, 2017 will consist of 52 weeks and our fiscal year ended January 3, 2016 consisted of 53 weeks. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales growth for the first six months of the year on a calendar week basis compares the results for the period from January 4, 2016 through July 3, 2016 (weeks 1 through 26 of our 2016 fiscal year) to the results for the period from January 5, 2015 through July 5, 2015 (weeks 2 through 27 of our 2015 fiscal year). For the second quarter, comparable store sales growth on a calendar week basis compares the results for the period from April 4, 2016 through July 3, 2016 (weeks 14 through 26 of our 2016 fiscal year) to the results for the period from April 6, 2015 through July 5, 2015 (weeks 15 through 27 of our 2015 fiscal year). We believe comparable store sales growth calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.
Second Quarter 2016 Overview:

•	Total revenues of $216.6 million in the second quarter of 2016 compared to total revenues of $212.1 million in the second quarter of 2015.

•	Net loss of $9.1 million in the second quarter of 2016 compared to a net loss of $9.9 million in the second quarter of 2015.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $41.4 million for the second quarter of 2016 compared to $41.1 million for the second quarter of 2015. For our definition of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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
The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Number of Company-owned stores:
Beginning of period	556	560	556	559
New (1)	—	—	1	2
Closed (1)	—	(3)	(1)	(4)
End of period	556	557	556	557
Number of franchised stores:
Beginning of period	179	175	176	172
New (2)	5	1	9	4
Closed (2)	(1)	(3)	(2)	(3)
End of period	183	173	183	173
Total number of stores:
Beginning of period	735	735	732	731
New (3)	5	1	10	6
Closed (3)	(1)	(6)	(3)	(7)
End of period	739	730	739	730
 __________________

(1)	The number of new and closed Company owned stores during the six months ended June 28, 2015 included one store that was relocated.

(2)	The number of new and closed franchise stores during the three and six months ended June 28, 2015 included one store that was relocated.

(3)	The number of new and closed stores during the three and six months ended June 28, 2015 included one and two stores, respectively, that were relocated.
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
Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, as well as the portion of revenues allocated from Package Deals and coupons that relate to food and beverage sales. Entertainment and merchandise sales include all revenues recognized with respect to stand-alone game token and game play credit sales, as well as a portion of revenues allocated from Package Deals and coupons that relate to entertainment and merchandise.
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise store’s sales. We also receive development and initial franchise fees to establish new franchised stores, as well as earn fees from the sale of equipment and other items or services to franchisees. We recognize development and franchise fees as revenues when the franchise store has opened and we have substantially completed our obligations to the franchisee relating to the opening of a store.
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
Results of Operations
The following table summarizes our principal sources of Total company store sales expressed in dollars and as a percentage of Total company store sales for the periods presented:

	Three Months Ended
	July 3, 2016		June 28, 2015

Food and beverage sales	$97,404	45.9%	$94,145	45.3%
Entertainment and merchandise sales	114,657	54.1%	113,861	54.7%
Total company store sales	$212,061	100.0%	$208,006	100.0%

	Six Months Ended
	July 3, 2016		June 28, 2015

Food and beverage sales	$219,607	45.6%	$210,681	44.9%
Entertainment and merchandise sales	262,214	54.4%	258,605	55.1%
Total company store sales	$481,821	100.0%	$469,286	100.0%

The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	July 3, 2016		June 28, 2015
	(in thousands, except percentages)
Total company store sales	$212,061	97.9%	$208,006	98.1%
Franchise fees and royalties	4,560	2.1%	4,073	1.9%
Total revenues	216,621	100.0%	212,079	100.0%
Company store operating costs:
Cost of food and beverage (1)	24,673	25.3%	23,951	25.4%
Cost of entertainment and merchandise (2)	8,240	7.2%	7,015	6.2%
Total cost of food, beverage, entertainment and merchandise (3)	32,913	15.5%	30,966	14.9%
Labor expenses (3)	60,405	28.5%	59,234	28.5%
Depreciation and amortization (3)	29,733	14.0%	28,970	13.9%
Rent expense (3)	24,049	11.3%	24,260	11.7%
Other store operating expenses (3)	37,376	17.6%	35,330	17.0%
Total company store operating costs (3)	184,476	87.0%	178,760	85.9%
Other costs and expenses:
Advertising expense	12,162	5.6%	14,596	6.9%
General and administrative expenses	15,922	7.4%	17,807	8.4%
Transaction, severance and related litigation costs	434	0.2%	1,104	0.5%
Total operating costs and expenses	212,994	98.3%	212,267	100.1%
Operating income (loss)	3,627	1.7%	(188)	(0.1)%
Interest expense	17,121	7.9%	17,324	8.2%
Loss before income taxes	$(13,494)	(6.2)%	$(17,512)	(8.3)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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

	Six Months Ended
	July 3, 2016		June 28, 2015
	(in thousands, except percentages)
Total company store sales	$481,821	98.1%	$469,286	98.3%
Franchise fees and royalties	9,118	1.9%	8,300	1.7%
Total revenues	490,939	100.0%	477,586	100.0%
Company store operating costs:
Cost of food and beverage (1)	55,195	25.1%	53,176	25.2%
Cost of entertainment and merchandise (2)	16,989	6.5%	15,537	6.0%
Total cost of food, beverage, entertainment and merchandise (3)	72,184	15.0%	68,713	14.6%
Labor expenses (3)	129,448	26.9%	126,407	26.9%
Depreciation and amortization (3)	57,362	11.9%	58,211	12.4%
Rent expense (3)	48,199	10.0%	48,719	10.4%
Other store operating expenses (3)	73,387	15.2%	68,848	14.7%
Total company store operating costs (3)	380,580	79.0%	370,898	79.0%
Other costs and expenses:
Advertising expense	25,261	5.1%	26,048	5.5%
General and administrative expenses	33,939	6.9%	34,030	7.1%
Transaction, severance and related litigation costs	1,184	0.2%	2,112	0.4%
Total operating costs and expenses	440,964	89.8%	433,088	90.7%
Operating income	49,975	10.2%	44,498	9.3%
Interest expense	34,182	7.0%	34,822	7.3%
Income before income taxes	$15,793	3.2%	$9,676	2.0%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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
Three months ended July 3, 2016 Compared to the Three months ended June 28, 2015
Revenues
Company store sales increased $4.1 million, or 1.9%, to $212.1 million during the second quarter of 2016 compared to $208.0 million during the second quarter of 2015. On a same calendar week basis comparable store sales increased 2.6%. On a fiscal week basis, comparable store sales increased 1.8% during the second quarter of 2016, primarily due to the effect of an additional operating week in our 2015 fiscal year, which caused the Fourth of July holiday weekend to shift into the second quarter of 2016 compared to the third quarter in 2015, and the shift of several spring breaks into the first quarter in 2016 compared to the second quarter in 2015.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.5% in the second quarter of 2016 compared to 14.9% in the second quarter of 2015. The increase in the cost of food, beverage, entertainment and merchandise on a percentage basis in the second quarter of 2016 was impacted by an increase in promotional merchandise giveaways.
Labor expenses, as a percentage of Total company store sales, were 28.5% in both the second quarter of 2016 and 2015. We were able to offset increased minimum wage rates in certain states over the past year with improved labor management.

Other store operating expenses, as a percentage of Total company store sales, were 17.6% in the second quarter of 2016 compared to 17.0% in the second quarter of 2015, primarily due to an increase in self-insurance expense associated with general liability claims.
Advertising Expense
Advertising expense was $12.2 million in the second quarter of 2016 compared to $14.6 million in the second quarter of 2015. As a percentage of Total revenues, advertising expense was 5.6% and 6.9%, respectively, for the second quarter of 2016 and the second quarter of 2015. The second quarter of 2016 reflects a decrease in digital advertising, production costs and advertising agency fees in connection with our transition in 2015 to new advertising agencies for our Chuck E. Cheese’s stores.
General and Administrative Expenses
General and administrative expenses were $15.9 million in the second quarter of 2016 compared to $17.8 million in the second quarter of 2015. The decrease in general and administrative expenses in the second quarter of 2016 is primarily due to a decrease in labor-related litigation and PPP integration costs, partially offset by an increase in professional fees primarily related to IT initiatives and an increase in incentive compensation as a result of higher sales and profit performance.
Income Taxes
Our effective income tax rate was 32.9% for the second quarter of 2016 compared to an effective income tax rate of 43.5% for the second quarter of 2015. Our effective tax rates differ from the statutory tax rate during these periods primarily due to the favorable impact of employment related federal income tax credits and the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, an increase in the liability for uncertain tax positions, and an increase in state income tax rates.
Six months ended July 3, 2016 Compared to Six months ended June 28, 2015
Revenues
Company store sales increased $12.5 million, or 2.7%, to $481.8 million during the first six months of 2016 compared to $469.3 million during the first six months of 2015. On a same calendar week basis comparable store sales increased 4.5%. On a fiscal week basis, comparable store sales increased 2.6% during the first six months of 2016, primarily due to the effect of an additional operating week in our 2015 fiscal year, which caused the seasonally strong first week of the 2016 calendar year to shift into the fourth quarter of 2015. Company store sales were also impacted by approximately $0.4 million of incremental deferred revenue as a result of the implementation of our proprietary card system, which we refer to as PlayPass.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.0% in the first six months of 2016 compared to 14.6% in the first six months of 2015. The increase in the cost of food, beverage, entertainment and merchandise on a percentage basis in the first six months of 2016 was impacted by an increase in promotional merchandise giveaways.
Labor expenses, as a percentage of Total company store sales, were 26.9% in both the first six months of 2016 and 2015. Labor expenses on a percentage basis in the first six months of 2016 reflect improved labor management, as we were able to minimize additional labor hours required to serve the increased number of guests visiting our stores, offset by an increase in the average hourly wage rate due to increases in minimum wage rates in certain states over the past year.
Other store operating expenses, as a percentage of Total company store sales, were 15.2% in the first six months of 2016 compared to 14.7% in the first six months of 2015, primarily due to an increase in self-insurance expense associated with general liability claims.
Advertising Expense
Advertising expense was $25.3 million in the first six months of 2016 compared to $26.0 million in the first six months of 2015. As a percentage of Total revenues, advertising expense was 5.1% and 5.5%, respectively, for the first six months of 2016 and the first six months of 2015. The first six months of 2016 reflects a decrease in production costs, partially offset by increased digital advertising and national media costs.

General and Administrative Expenses
General and administrative expenses were $33.9 million for the first six months of 2016 and $34.0 million for the first six months of 2015. General and administrative expenses in the first six months of 2016 reflect an increase in professional fees primarily related to IT and other corporate initiatives and an increase in incentive compensation as a result of higher sales and profit performance, offset by a decrease in PPP integration costs and labor related litigation costs.
Income Taxes
Our effective income tax rate was 43.9% for the first six months of 2016 compared to an effective income tax rate of 49.9% for the first six months of 2015. Our effective tax rates differ from the statutory tax rate during these periods primarily due to the favorable impact of employment related federal income tax credits and the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, an increase in the liability for uncertain tax positions and an increase in state income tax rates.
Financial Condition, Liquidity and Capital Resources
Overview of Liquidity
We finance our business activities through cash flows provided by our operations. The primary components of working capital are as follows:

•
our store customers pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before our related accounts payable to suppliers and employee payroll become due;

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
Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Net cash provided by operating activities	$77,738	$67,371
Net cash used in investing activities	(48,305)	(40,780)
Net cash used in financing activities	(4,980)	(4,802)
Effect of foreign exchange rate changes on cash	484	(428)
Change in cash and cash equivalents	$24,937	$21,361
Interest paid	$32,960	$32,610
Income taxes paid, net	$5,572	$13,180

	July 3, 2016	January 3, 2016
	(in thousands)
Cash and cash equivalents	$75,591	$50,654
Restricted cash	$1,303	$—
Term loan facility	$742,900	$746,700
Senior notes	$255,000	$255,000
Note payable	$39	$63
Available unused commitments under revolving credit facility	$140,100	$139,100
Our cash and cash equivalents totaled $75.6 million as of July 3, 2016. Cash and cash equivalents as of July 3, 2016 includes $6.5 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Cash that is held by the Association and restricted for use in our advertising, entertainment and media funds was $1.3 million as of July 3, 2016.
Sources and Uses of Cash - Six months ended July 3, 2016 Compared to the Six months ended June 28, 2015
Net cash provided by operating activities was $77.7 million in the six months ended July 3, 2016 compared to $67.4 million in the six months ended June 28, 2015. The increase in net cash provided by operating activities is primarily due to an improvement in our results from operations and fluctuations in our working capital, partially offset by the payment of a Merger related litigation settlement.
Net cash used in investing activities was $48.3 million in the six months ended July 3, 2016 compared to $40.8 million in the six months ended June 28, 2015. Net cash used in investing activities in the six months ended July 3, 2016 and June 28, 2015 relates primarily to store related capital expenditures. The increase for the six months ended July 3, 2016 compared to the six months ended June 28, 2015 is primarily related to our PlayPass initiative.
Net cash used in financing activities was $5.0 million in the six months ended July 3, 2016 and $4.8 million in the six months ended June 28, 2015, relating primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities
Our Secured Credit Facilities include a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility”). The Secured Credit Facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the balance paid at maturity. As of July 3, 2016 and January 3, 2016, we had no borrowings outstanding under the revolving credit facility, and we had $9.9 million and $10.9 million, respectively, of letters of credit issued but undrawn under the facility.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the six months ended July 3, 2016, the federal funds rate ranged from 0.25% to 0.41%, the prime rate was 3.5% and the one-month LIBOR ranged from 0.42% to 0.47%.

Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and maturing on February 15, 2022. The senior notes are registered under the Securities Act, do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives, and the development or acquisition of additional Company-owned stores. During the first six months of 2016, we completed 147 game enhancements and three major remodels, and we opened one new domestic Company-owned Chuck E. Cheese’s store. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first six months of 2016 totaled approximately $48.6 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Growth capital spend (1)	$23,162	$16,687
Maintenance capital spend (2)	18,706	17,036
IT capital spend	6,722	6,476
Total Capital Spend	$48,590	$40,199
__________________

(1)	Growth capital spend includes major remodels, store expansions, our PlayPass initiative and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2016 will total approximately $105 million to $115 million. These capital expenditures consist of the following: (i) approximately $30 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $10 million for investments in one-time information technology initiatives, (iii) approximately $40 million to $45 million for various growth initiatives, including new store openings and major remodels, and (iv) approximately $25 million to $30 million related to our PlayPass initiative. In addition we are re-evaluating our store design for Chuck E. Cheese’s stores as part of an effort to launch a new store prototype. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.
Off-Balance Sheet Arrangements and Contractual Obligations
As of July 3, 2016, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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

Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. As of July 3, 2016, there has been no material change to the information concerning our critical accounting policies and estimates.
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
Adjusted EBITDA is also an important measure because, under our debt agreements, our ability to incur additional indebtedness or issue certain preferred shares, make certain types of acquisitions or investments, operate our business and make dividends, conduct asset sales or dispose of all or substantially all of our assets, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a senior secured leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA, and several of the debt, investment and restricted payment baskets contained in our debt agreements are measured using Adjusted EBITDA.
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

•
reflects the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus the actual cash received from landlords’ incentives and allowances in the period;

•	reflects franchise fees received on a cash basis post-acquisition;

•	excludes the purchase accounting impact to unearned revenue at the time of the acquisition;

•	excludes start-up and marketing costs incurred prior to the opening of new Company-owned stores;

•
excludes non-recurring income and expenses primarily related to (i) non-recurring franchise fee income; (ii) severance costs; (iii) integration costs in connection with acquisitions; (iv) employee and other legal claims and settlements; (v) costs incurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new corporate offices; (vii) sales and use tax refunds relating to prior periods; (viii) miscellaneous professional fees; and (ix) certain insurance recoveries relating to prior year expense; and

•	includes estimated cost savings, including some adjustments not permitted under Article 11 of Regulation S-X.
Our definition of Adjusted EBITDA allows us to add back certain non-cash, non-recurring and other charges or costs that are deducted in calculating Net income. However, these are expenses that may recur, vary greatly and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Because of these limitations, we rely primarily on our GAAP results and use Adjusted EBITDA only as supplemental information.

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Total revenues	$216,621	$212,079
Net loss as reported	$(9,052)	$(9,892)
Interest expense	17,121	17,324
Income tax benefit	(4,442)	(7,620)
Depreciation and amortization	31,284	29,849
Non-cash impairments, gain or loss on disposal (1)	1,895	1,799
Non-cash stock-based compensation (2)	202	178
Rent expense book to cash (3)	2,503	1,968
Franchise revenue, net cash received (4)	271	—
Impact of purchase accounting (5)	356	116
Store pre-opening costs (6)	96	117
One-time items (7)	1,153	6,254
Cost savings initiatives (8)	—	1,001
Adjusted EBITDA	$41,387	$41,094
Adjusted EBITDA as a percent of total revenues	19.1%	19.4%

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Total revenues	$490,939	$477,586
Net income as reported	$8,863	$4,850
Interest expense	34,182	34,822
Income tax expense	6,930	4,826
Depreciation and amortization	60,282	60,248
Non-cash impairments, gain or loss on disposal (1)	4,073	3,042
Non-cash stock-based compensation (2)	337	570
Rent expense book to cash (3)	4,663	4,179
Franchise revenue, net cash received (4)	162	(65)
Impact of purchase accounting (5)	555	348
Store pre-opening costs (6)	316	362
One-time items (7)	3,055	7,605
Cost savings initiatives (8)	62	1,001
Adjusted EBITDA	$123,480	$121,788
Adjusted EBITDA as a percent of total revenues	25.2%	25.5%
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

(4)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which are not recorded as revenue until the franchise store is opened, less the actual revenue recorded with respect to these franchise development agreements at the time the franchise store is opened.

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

(8)
Relates to estimated net cost savings primarily from (i) the net impact of labor savings associated with changes in management; (ii) cost savings in connection with the relocation of the Company’s corporate offices in 2015; (iii) labor savings associated with planned headcount reductions in 2015; (iii) estimated cost savings associated with the integration of PPP; (iv) the full-year effect of costs savings associated with upgrades to our telephone communication systems; and net of (v) the estimated incremental costs associated with our new IT systems and post-closing insurance arrangements.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of July 3, 2016 of $742.9 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.4 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For both the three months ended July 3, 2016 and June 28, 2015, the average cost of a block of cheese was $1.71. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended July 3, 2016 and June 28, 2015. For the three months ended July 3, 2016 and June 28, 2015, the average cost of dough per pound was $0.45 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended July 3, 2016 and June 28, 2015. For the six months ended July 3, 2016 and June 28, 2015, the average cost of a block of cheese was $1.76 and $1.68, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.7 million and $0.6 million for the six months ended July 3, 2016 and June 28, 2015, respectively. For the six months ended July 3, 2016 and June 28, 2015, the average cost of dough per pound was $0.45 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million for both the six months ended July 3, 2016 and June 28, 2015, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 12 Company-owned stores in Canada. For the three and six months ended July 3, 2016 our Canadian stores generated operating losses of $0.6 million and $0.4 million, respectively, compared to our consolidated operating income of $3.6 million and $50.0 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended July 3, 2016 were $0.685 and $0.798, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and six months ended July 3, 2016 would have decreased our reported consolidated operating results by $0.1 million and $0.1 million, respectively.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 3, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Periodic Report for a discussion of our legal proceedings.
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

CEC ENTERTAINMENT, INC.

August 9, 2016	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 9, 2016		/s/ Laurie E. Priest
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