Form 10-Q
period 2016-10-02
CEC ENTERTAINMENT INC
filed 2016-11-09
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at October 2, 2016 and January 3, 2016	3

Consolidated Statements of Earnings for the three months ended October 2, 2016 and September 27, 2015 and the nine months ended October 2, 2016 and September 27, 2015	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 2, 2016 and September 27, 2015 and the nine months ended October 2, 2016 and September 27, 2015	5

Consolidated Statements of Cash Flows for the nine months ended October 2, 2016 and September 27, 2015	6

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4. Controls and Procedures	43

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	44

ITEM 1A. Risk Factors	44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6. Exhibits	45

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$79,857	$50,654
Restricted cash	196	—
Accounts receivable	16,313	25,936
Inventories	21,528	23,275
Prepaid expenses	21,734	18,223
Total current assets	139,628	118,088
Property and equipment, net	599,653	629,047
Goodwill	483,876	483,876
Intangible assets, net	485,057	488,095
Other noncurrent assets	22,861	13,929
Total assets	$1,731,075	$1,733,035
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt	$7,626	$7,650
Capital lease obligations	477	421
Accounts payable	39,237	44,090
Accrued expenses	43,532	38,284
Unearned revenues	14,624	10,233
Accrued interest	3,942	9,757
Other current liabilities	3,969	3,678
Total current liabilities	113,407	114,113
Capital lease obligations, less current portion	14,681	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	969,030	971,333
Deferred tax liability	191,532	201,734
Accrued insurance	9,664	9,737
Other noncurrent liabilities	216,517	212,528
Total liabilities	1,514,831	1,524,489
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of October 2, 2016 and January 3, 2016	—	—
Capital in excess of par value	356,996	356,460
Accumulated deficit	(138,139)	(144,598)
Accumulated other comprehensive loss	(2,613)	(3,316)
Total stockholder’s equity	216,244	208,546
Total liabilities and stockholder’s equity	$1,731,075	$1,733,035

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
REVENUES:
Food and beverage sales	$101,984	$98,243	$321,591	$308,924
Entertainment and merchandise sales	121,764	118,753	383,978	377,358
Total company store sales	223,748	216,996	705,569	686,282
Franchise fees and royalties	4,322	4,941	13,440	13,241
Total revenues	228,070	221,937	719,009	699,523
OPERATING COSTS AND EXPENSES:
Company store operating costs:
Cost of food and beverage (exclusive of items shown separately below)	25,507	25,032	80,702	78,209
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,014	7,863	25,004	23,399
Total cost of food, beverage, entertainment and merchandise	33,521	32,895	105,706	101,608
Labor expenses	61,721	59,998	191,170	186,405
Depreciation and amortization	27,667	28,394	85,029	86,606
Rent expense	24,120	23,979	72,318	72,698
Other store operating expenses	38,757	36,587	112,143	105,435
Total company store operating costs	185,786	181,853	566,366	552,752
Other costs and expenses:
Advertising expense	11,515	10,292	36,777	36,339
General and administrative expenses	17,284	14,592	51,222	48,620
Transaction, severance and related litigation costs	166	1,826	1,349	3,939
Asset impairments	772	875	772	875
Total operating costs and expenses	215,523	209,438	656,486	642,525
Operating income	12,547	12,499	62,523	56,998
Interest expense	17,237	17,209	51,419	52,031
Income (loss) before income taxes	(4,690)	(4,710)	11,104	4,967
Income tax expense (benefit)	(2,286)	(1,508)	4,645	3,319
Net income (loss)	$(2,404)	$(3,202)	$6,459	$1,648
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income (loss)	$(2,404)	$(3,202)	$6,459	$1,648
Components of other comprehensive loss, net of tax:
Foreign currency translation adjustments	(212)	(1,034)	703	(1,899)
Comprehensive income (loss)	$(2,616)	$(4,236)	$7,162	$(251)
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,459	$1,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,167	89,597
Deferred income taxes	(10,329)	(19,101)
Stock-based compensation expense	522	733
Amortization of lease related liabilities	(17)	(2)
Amortization of original issue discount and deferred debt financing costs	3,410	3,410
Loss on asset disposals, net	6,298	4,867
Asset impairments	772	875
Non-cash rent expense	5,261	6,190
Other adjustments	237	(908)
Changes in operating assets and liabilities:
Restricted cash	(196)	—
Accounts receivable	5,938	3,321
Inventories	(1,867)	(2,828)
Prepaid expenses	(321)	(2,504)
Accounts payable	(3,973)	(7,311)
Accrued expenses	3,424	2,163
Unearned revenues	4,386	813
Accrued interest	(5,784)	(5,199)
Income taxes payable	5,400	9,298
Deferred landlord contributions	1,467	3,236
Net cash provided by operating activities	111,254	88,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Peter Piper Pizza	—	(663)
Purchases of property and equipment	(66,535)	(56,994)
Development of internal use software	(8,788)	(2,784)
Proceeds from sale of property and equipment	426	261
Net cash used in investing activities	(74,897)	(60,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(5,700)	(5,700)
Repayments on note payable	(37)	(34)
Payments on capital lease obligations	(311)	(308)
Payments on sale leaseback obligations	(1,466)	(1,196)
Dividends paid	—	(70,000)
Excess tax benefit realized from stock-based compensation	4	—

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Net cash used in financing activities	(7,510)	(77,238)
Effect of foreign exchange rate changes on cash	356	(977)
Change in cash and cash equivalents	29,203	(50,097)
Cash and cash equivalents at beginning of period	50,654	110,994
Cash and cash equivalents at end of period	$79,857	$60,897

	Nine Months Ended
	October 2, 2016	September 27, 2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53,971	$53,868
Income taxes paid, net	$9,569	$13,142
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,926	$3,156

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “stores”) in a total of 47 states and 12 foreign countries and territories. Our stores provide our guests with a variety of family entertainment and dining alternatives. All of our stores utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with a mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our stores. Therefore, we aggregate each store’s operating performance into one reportable segment for financial reporting purposes.
Basis of Presentation
The Company has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity (“VIE”). The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our Chuck E. Cheese’s franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the stores that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.7 million and $1.6 million for the nine months ended October 2, 2016 and September 27, 2015, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of October 2, 2016 and for the three and nine months ended October 2, 2016 and September 27, 2015 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
We reclassified $1.5 million and $3.6 million of litigation costs related to the Merger (as defined in Note 12. “Commitments and Contingencies”) in our Consolidated Statement of Earnings for the three and nine months ended September 27, 2015, respectively, from “General and administrative expenses” to “Transaction, severance and litigation related costs” to conform to the current period’s presentation.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016.
Recently Issued Accounting Guidance
Accounting Guidance Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019). Early adoption will be permitted for all entities. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities - Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Revenue From Contracts With Customers (Topic 606). There is currently no guidance in GAAP, or pending guidance, regarding the derecognition of prepaid stored-value product liabilities within the scope of the amendments in this update. Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. This change to an entity’s estimated breakage amount shall be accounted for as a change in accounting estimate. The amendments in this update are effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of adopting this new guidance on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This amendment will require that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and (iii) an entity recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits should be classified along with other income tax cash flows as an operating activity. This amendment allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Nonpublic entities can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. For the Company, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB’s previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition and the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception, may be significantly different from current practice. Additionally, an entity will need to evaluate which contractual restrictions are attributes of a license and which give rise to separate performance obligations. This amendment is effective for annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This amendment reduces diversity in practice in how certain transactions are classified in the statement of cash flows. Current GAAP either is unclear or does not include specific guidance on eight cash flow classification issues addressed in this amendment, including (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of insurance claims; (iii) separately identifiable cash flows and application of the predominance principle; and (iv) contingent consideration payments made after a business combination. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $29.9 million and $29.4 million for the three months ended October 2, 2016 and September 27, 2015, respectively, of which $2.2 million and $1.0 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $90.2 million and $89.6 million for the nine months ended October 2, 2016 and September 27, 2015, respectively, of which $5.1 million and $3.0 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Asset Impairments
During the three and nine months ended October 2, 2016, we recognized an asset impairment charge of $0.8 million primarily related to four stores. During the three and nine months ended September 27, 2015, we recognized an asset impairment charge of $0.9 million primarily related to four stores. We closed two of these stores. These impairment charges were the result of a decline in the stores’ financial performance, primarily related to various economic factors in the markets in which the stores are located. As of October 2, 2016, the aggregate carrying value of the property and equipment at impaired stores, after the impairment charges, was $0.6 million for stores impaired in 2016.
3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at October 2, 2016:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(5,187)	9,693
Franchise agreements	25	53,300	(4,636)	48,664
		$494,880	$(9,823)	$485,057
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

Amortization expense related to favorable lease agreements was $0.5 million for both the three months ended October 2, 2016 and September 27, 2015 and $1.5 million for both the nine months ended October 2, 2016 and September 27, 2015, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

agreements was $0.5 million for both the three months ended October 2, 2016 and September 27, 2015, and $1.5 million for both the nine months ended October 2, 2016 and September 27, 2015 and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	October 2, 2016	January 3, 2016
	(in thousands)
Trade and other amounts payable	$29,229	$35,228
Book overdraft	10,008	8,862
Accounts Payable	$39,237	$44,090

The book overdraft balance represents checks issued but not yet presented to banks.
5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	October 2, 2016	January 3, 2016
	(in thousands)
Term loan facility	$741,000	$746,700
Senior notes	255,000	255,000
Note payable	26	63
Total debt outstanding	996,026	1,001,763
Less:
Unamortized original issue discount	(2,370)	(2,776)
Deferred financing costs, net	(17,000)	(20,004)
Current portion	(7,626)	(7,650)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$969,030	$971,333
Secured Credit Facilities
Our Secured Credit Facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “Secured Credit Facilities”). The Secured Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. As of October 2, 2016 we had $9.9 million of letters of credit issued but undrawn under the Secured Credit Facilities.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
During the nine months ended October 2, 2016, the federal funds rate ranged from 0.25% to 0.41%, the prime rate was 3.5% and the one-month LIBOR ranged from 0.42% to 0.55%.
The weighted average effective interest rate incurred on our borrowings under our Secured Credit Facilities was 4.6% for the nine months ended October 2, 2016 and September 27, 2015, which includes amortization of debt issuance costs related to our Secured Credit Facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our Secured Credit Facilities.
In addition to paying interest on outstanding principal under the Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
Effective March 4, 2016, the applicable margin for borrowings under the Secured Credit Facilities stepped down from 3.25% to 3.00% and the applicable commitment fee rate stepped down from 0.5% to 0.375%.
All obligations under the Secured Credit Facilities are unconditionally guaranteed by Queso Holdings Inc. (“Parent”) on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of first priority liens with respect to the collateral.
The Secured Credit Facilities also contain customary affirmative and negative covenants, and events of default, which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
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
We were in compliance with the debt covenants in effect as of October 2, 2016 for both the Secured Credit Facilities and the senior notes.
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and maturing on February 15, 2022. The senior notes are registered under the Securities Act of 1933 (the “Securities Act”), do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we may redeem (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.3% for both the nine months ended October 2, 2016 and the nine months ended September 27, 2015, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Term loan facility (1)	$7,646	$7,724
Senior notes	5,157	5,157
Capital lease obligations	436	447
Sale leaseback obligations	2,674	2,765
Amortization of debt issuance costs	1,001	1,002
Other	323	114
Total interest expense	$17,237	$17,209

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Term loan facility (1)	$23,303	$23,229
Senior notes	15,470	15,470
Capital lease obligations	1,315	1,349
Sale leaseback obligations	8,067	8,331
Amortization of debt issuance costs	3,004	3,004
Other	260	648
Total interest expense	$51,419	$52,031
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our Secured Credit Facilities and senior notes was 5.6% for the nine months ended October 2, 2016, and 5.5% for the nine months ended September 27, 2015.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Fair Value of Financial Instruments:
The following table presents information on our financial instruments as of the periods presented:

	October 2, 2016		January 3, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,626	$7,541	$7,650	$7,451
Long-term portion	986,030	981,106	991,337	962,600
Bank indebtedness and other long-term debt:	$993,656	$988,647	$998,987	$970,051
 _________________
(1)    Excluding net deferred financing costs.
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our Secured Credit Facilities' term loan facility and senior notes was determined by using the respective average of the ask and bid price of our outstanding borrowings under our term loan facility and the senior notes as of the nearest open market date preceding the reporting period end. The average of the ask and bid price are classified as Level 2 in the fair value hierarchy.
During the nine months ended October 2, 2016 and September 27, 2015, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
7. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(in thousands, except %)
Federal and state income taxes	$(2,662)	$(1,643)
Foreign income taxes(1)	376	135
Income tax benefit	$(2,286)	$(1,508)
Effective rate	48.7%	32.0%

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in thousands, except %)
Federal and state income taxes	$4,051	$2,431
Foreign income taxes(1)	594	888
Income tax expense	$4,645	$3,319
Effective rate	41.8%	66.8%
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rates for the three and nine-month periods ended October 2, 2016 and September 27, 2015, differ from the statutory rate primarily due to the favorable impact of employment-related federal and state income tax credits,

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the favorable impact of adjustments related to the prior year’s estimated tax provision versus actuals, the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, and the unfavorable impact of increases in the liability for uncertain tax positions.
Our quarterly provision for income taxes has historically been calculated using the annual effective rate method which applies an estimated annual effective tax rate to pre-tax income or loss. However, for the three and nine-month periods ended October 2, 2016, we have used the actual year-to-date effective tax rate (the “discrete method”), as required by ASC 740-270, Accounting for Income Taxes-Interim Reporting when a reliable estimate cannot be made. We believe that at this time, the use of the discrete method is more appropriate than the annual effective tax rate method due to significant variations in the customary relationship between income tax expense and projected annual pre-tax income or loss which occurs when projected pre-tax income or loss nears a relatively small amount in comparison to the differences between income and deductions determined for financial statement purposes versus income tax purposes. Using the discrete method, we have determined our current and deferred income tax expense as if the interim period were an annual period.
Our liability for uncertain tax positions (excluding interest and penalties) was $3.7 million and $3.3 million as of October 2, 2016 and January 3, 2016, respectively, and if recognized would decrease our provision for income taxes by $1.2 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of October 2, 2016 and January 3, 2016, was $1.0 million and $1.7 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
8. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of October 2, 2016 and the activity for the nine months ended October 2, 2016 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 3, 2016	2,393,084	$8.59
Options Granted	101,110	$12.51
Options Exercised	(13,399)	$8.86
Options Forfeited	(36,776)	$9.09
Outstanding stock options, October 2, 2016	2,444,019	$8.79	7.6	$11,978
Stock options expected to vest, October 2, 2016	1,938,263	$8.85	7.6	$9,373
Exercisable stock options, October 2, 2016	290,394	$8.31	7.4	$2,762

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of October 2, 2016, we had $2.5 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 3.0 years.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in thousands)
Stock-based compensation costs	$188	$166	$532	$742
Portion capitalized as property and equipment (1)	(3)	(2)	(10)	(9)
Stock-based compensation expense recognized	$185	$164	$522	$733
Excess tax benefit recognized from exercise of stock-based compensation awards	$—	$—	$4	$—
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the nine months ended October 2, 2016:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	$208,546
Net income	—	—	—	6,459	—	6,459
Other comprehensive income	—	—	—	—	703	703
Stock-based compensation costs	—	—	532	—	—	532
Excess tax benefit realized from exercise of stock options	—	—	4	—	—	4
Balance at October 2, 2016	200	$—	$356,996	$(138,139)	$(2,613)	$216,244
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$71,704	$1,144	$7,009	$—	$79,857
Restricted cash	—	—	196	—	196
Accounts receivable	13,664	2,188	7,343	(6,882)	16,313
Inventories	18,260	3,012	256	—	21,528
Other current assets	13,855	6,331	1,548	—	21,734
Total current assets	117,483	12,675	16,352	(6,882)	139,628
Property and equipment, net	545,922	45,982	7,749	—	599,653
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	19,802	465,255	—	—	485,057
Intercompany	144,080	34,612	—	(178,692)	—
Investment in subsidiaries	415,015	—	—	(415,015)	—
Other noncurrent assets	2,641	19,791	429	—	22,861
Total assets	$1,677,405	$629,729	$24,530	$(600,589)	$1,731,075
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$26	$—	$—	$7,626
Capital lease obligations, current portion	471	—	6	—	477
Accounts payable and accrued expenses	80,161	17,494	3,680	—	101,335
Other current liabilities	3,641	328	—	—	3,969
Total current liabilities	91,873	17,848	3,686	—	113,407
Capital lease obligations, less current portion	14,618	—	63	—	14,681
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	969,030	—	—	—	969,030
Deferred tax liability	172,592	19,110	(170)	—	191,532
Intercompany	—	159,821	25,753	(185,574)	—
Other noncurrent liabilities	213,048	12,823	310	—	226,181
Total liabilities	1,461,161	209,602	29,642	(185,574)	1,514,831
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,996	466,114	3,241	(469,355)	356,996
Retained earnings (deficit)	(138,139)	(45,987)	(5,740)	51,727	(138,139)
Accumulated other comprehensive income (loss)	(2,613)	—	(2,613)	2,613	(2,613)
Total stockholder's equity	216,244	420,127	(5,112)	(415,015)	216,244
Total liabilities and stockholder's equity	$1,677,405	$629,729	$24,530	$(600,589)	$1,731,075

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$88,557	$11,892	$1,535	$—	$101,984
Entertainment and merchandise sales	112,306	6,703	2,755	—	121,764
Total company store sales	200,863	18,595	4,290	—	223,748
Franchise fees and royalties	292	4,030	—	—	4,322
International Association assessments and other fees	273	615	8,431	(9,319)	—
Total revenues	201,428	23,240	12,721	(9,319)	228,070
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	21,773	3,194	540	—	25,507
Cost of entertainment and merchandise	7,391	428	195	—	8,014
Total cost of food, beverage, entertainment and merchandise	29,164	3,622	735	—	33,521
Labor expenses	56,386	4,039	1,296	—	61,721
Depreciation and amortization	26,501	650	516	—	27,667
Rent expense	22,235	1,331	554	—	24,120
Other store operating expenses	35,659	3,033	953	(888)	38,757
Total company store operating costs	169,945	12,675	4,054	(888)	185,786
Advertising expense	8,967	828	10,151	(8,431)	11,515
General and administrative expenses	6,741	10,270	273	—	17,284
Transaction, severance and related litigation costs	166	—	—	—	166
Asset impairments	709	—	63	—	772
Total operating costs and expenses	186,528	23,773	14,541	(9,319)	215,523
Operating income (loss)	14,900	(533)	(1,820)	—	12,547
Equity in earnings (loss) in affiliates	(2,299)	—	—	2,299	—
Interest expense	15,685	1,440	112	—	17,237
Income (loss) before income taxes	(3,084)	(1,973)	(1,932)	2,299	(4,690)
Income tax expense (benefit)	(680)	(935)	(671)	—	(2,286)
Net income (loss)	$(2,404)	$(1,038)	$(1,261)	$2,299	$(2,404)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(212)	—	(212)	212	(212)
Comprehensive income (loss)	$(2,616)	$(1,038)	$(1,473)	$2,511	$(2,616)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 27, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$83,524	$13,202	$1,517	$—	$98,243
Entertainment and merchandise sales	112,266	3,808	2,679	—	118,753
Total company store sales	195,790	17,010	4,196	—	216,996
Franchise fees and royalties	493	4,438	10	—	4,941
International Association assessments and other fees	250	755	11,861	(12,866)	—
Total revenues	196,533	22,203	16,067	(12,866)	221,937
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	21,459	3,061	512	—	25,032
Cost of entertainment and merchandise	7,293	389	181	—	7,863
Total cost of food, beverage, entertainment and merchandise	28,752	3,450	693	—	32,895
Labor expenses	54,890	3,751	1,357	—	59,998
Depreciation and amortization	26,911	934	549	—	28,394
Rent expense	22,105	1,243	631	—	23,979
Other store operating expenses	34,362	2,215	1,042	(1,032)	36,587
Total company store operating costs	167,020	11,593	4,272	(1,032)	181,853
Advertising expense	12,368	798	8,960	(11,834)	10,292
General and administrative expenses	3,856	10,606	130	—	14,592
Transaction, severance and litigation related costs	200	1,626	—	—	1,826
Asset impairments	766	20	89	—	875
Total operating costs and expenses	184,210	24,643	13,451	(12,866)	209,438
Operating income (loss)	12,323	(2,440)	2,616	—	12,499
Equity in earnings (loss) in affiliates	(605)	—	—	605	—
Interest expense	16,728	365	116	—	17,209
Income (loss) before income taxes	(5,010)	(2,805)	2,500	605	(4,710)
Income tax expense (benefit)	(1,808)	(744)	1,044	—	(1,508)
Net income (loss)	$(3,202)	$(2,061)	$1,456	$605	$(3,202)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,034)	—	(1,034)	1,034	(1,034)
Comprehensive income (loss)	$(4,236)	$(2,061)	$422	$1,639	$(4,236)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$280,391	$36,779	$4,421	$—	$321,591
Entertainment and merchandise sales	358,192	18,151	7,635	—	383,978
Total company store sales	638,583	54,930	12,056	—	705,569
Franchise fees and royalties	1,561	11,879	—	—	13,440
International Association assessments and other fees	735	1,845	28,746	(31,326)	—
Total revenues	640,879	68,654	40,802	(31,326)	719,009
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	69,431	9,632	1,639	—	80,702
Cost of entertainment and merchandise	23,149	1,329	526	—	25,004
Total cost of food, beverage, entertainment and merchandise	92,580	10,961	2,165	—	105,706
Labor expenses	175,495	11,842	3,833	—	191,170
Depreciation and amortization	81,661	1,884	1,484	—	85,029
Rent expense	66,601	4,043	1,674	—	72,318
Other store operating expenses	104,297	7,568	2,884	(2,606)	112,143
Total company store operating costs	520,634	36,298	12,040	(2,606)	566,366
Advertising expense	30,188	3,548	31,761	(28,720)	36,777
General and administrative expenses	19,669	30,996	557	—	51,222
Transaction, severance and related litigation costs	1,294	55	—	—	1,349
Asset Impairments	709	—	63	—	772
Total operating costs and expenses	572,494	70,897	44,421	(31,326)	656,486
Operating income (loss)	68,385	(2,243)	(3,619)	—	62,523
Equity in earnings (loss) in affiliates	(8,096)	—	—	8,096	—
Interest expense (income)	47,765	3,328	326	—	51,419
Income (loss) before income taxes	12,524	(5,571)	(3,945)	8,096	11,104
Income tax expense (benefit)	6,065	(185)	(1,235)	—	4,645
Net income (loss)	$6,459	$(5,386)	$(2,710)	$8,096	$6,459

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	703	—	703	(703)	703
Comprehensive income (loss)	$7,162	$(5,386)	$(2,007)	$7,393	$7,162

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 27, 2015
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$266,931	$37,264	$4,729	$—	$308,924
Entertainment and merchandise sales	357,509	11,799	8,050	—	377,358
Total company store sales	624,440	49,063	12,779	—	686,282
Franchise fees and royalties	1,794	11,437	10	—	13,241
International Association assessments and other fees	762	2,179	31,864	(34,805)	—
Total revenues	626,996	62,679	44,653	(34,805)	699,523
Operating Costs and Expenses:
Company store operating costs:
Cost of food and beverage	67,179	9,417	1,613	—	78,209
Cost of entertainment and merchandise	21,620	1,290	489	—	23,399
Total cost of food, beverage, entertainment and merchandise	88,799	10,707	2,102	—	101,608
Labor expenses	171,075	11,119	4,211	—	186,405
Depreciation and amortization	81,799	3,223	1,584	—	86,606
Rent expense	66,693	4,048	1,957	—	72,698
Other store operating expenses	99,032	6,147	3,223	(2,967)	105,435
Total company store operating costs	507,398	35,244	13,077	(2,967)	552,752
Advertising expense	33,506	3,121	31,550	(31,838)	36,339
General and administrative expenses	14,631	33,589	400	—	48,620
Transaction, severance and related litigation costs	15	3,924	—	—	3,939
Asset impairment	766	20	89		875
Total operating costs and expenses	556,316	75,898	45,116	(34,805)	642,525
Operating income (loss)	70,680	(13,219)	(463)	—	56,998
Equity in earnings (loss) in affiliates	(11,406)	—	—	11,406	—
Interest expense	50,032	1,619	380	—	52,031
Income (loss) before income taxes	9,242	(14,838)	(843)	11,406	4,967
Income tax expense (benefit)	7,594	(4,517)	242	—	3,319
Net income (loss)	$1,648	$(10,321)	$(1,085)	$11,406	$1,648

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,899)	—	(1,899)	1,899	(1,899)
Comprehensive income (loss)	$(251)	$(10,321)	$(2,984)	$13,305	$(251)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$93,340	$17,674	$240	$—	$111,254

Cash flows from investing activities:
Purchases of property and equipment	(50,823)	(15,506)	(206)	—	(66,535)
Development of internal use software	(6,004)	(2,784)	—	—	(8,788)
Proceeds from sale of property and equipment	426	—	—	—	426
Cash flows provided by (used in) investing activities	(56,401)	(18,290)	(206)	—	(74,897)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)	—	—	—	(5,700)
Repayments on note payable	—	(37)	—	—	(37)
Payments on capital lease obligations	(308)	—	(3)	—	(311)
Payments on sale leaseback transactions	(1,466)	—	—	—	(1,466)
Excess tax benefit realized from stock-based compensation	4	—	—	—	4
Cash flows provided by (used in) financing activities	(7,470)	(37)	(3)	—	(7,510)
Effect of foreign exchange rate changes on cash	—	—	356	—	356

Change in cash and cash equivalents	29,469	(653)	387	—	29,203
Cash and cash equivalents at beginning of period	42,235	1,797	6,622	—	50,654
Cash and cash equivalents at end of period	$71,704	$1,144	$7,009	$—	$79,857

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2015
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$85,511		$(1,253)		$4,040		$—		$88,298

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)		—		—		—		(663)
Intercompany note	(2,513)		6,483		—		(3,970)		—
Purchases of property and equipment	(48,932)		(6,464)		(1,598)		—		(56,994)
Development of internal use software	—		(2,784)		—		—		(2,784)
Other investing activities	261		—		—		—		261
Cash flows provided by (used in) investing activities	(51,847)	—	(2,765)	—	(1,598)	—	(3,970)	—	(60,180)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)		—		—		—		(5,700)
Repayments on Note Payable	—		(34)		—		—		(34)
Intercompany note	—		(2,048)		(1,922)		3,970		—
Payments on capital lease obligations	(306)		—		(2)		—		(308)
Payments on sale leaseback transactions	(1,196)		—		—		—		(1,196)
Dividends paid	(70,000)		—		—		—		(70,000)
Cash flows provided by (used in) financing activities	(77,202)	—	(2,082)	—	(1,924)	—	3,970	—	(77,238)
Effect of foreign exchange rate changes on cash	—		—		(977)		—		(977)

Change in cash and cash equivalents	(43,538)	—	(6,100)	—	(459)	—	—	—	(50,097)
Cash and cash equivalents at beginning of period	97,020		6,427		7,547		—		110,994
Cash and cash equivalents at end of period	$53,482		$327		$7,088		$—		$60,897

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled $0.3 million and $0.8 million for the three and nine months ended October 2, 2016, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.

In June 2016, CEC Entertainment entered into an agreement with an Apollo portfolio company to manage CEC Entertainment’s print services and processes. We accrued payments totaling less than $0.1 million in connection with this agreement during the three and nine months ended October 2, 2016.
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

Employment-Related Litigation: On January 27, 2014, former CEC employee Franchesca Ford filed a purported class action lawsuit against the Company in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of the Company in California who were employed from January 27, 2010 to the present, and alleges violations of California state wage and hour laws. In March 2014, the Company removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff’s motion to remand the case to California state court. In May 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis. The settlement would result in the plaintiffs’ dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for the Company’s settlement payment. On March 24, 2016, the Court issued an order granting preliminary approval of the class settlement. At hearing on August 11, 2016, the Court took the parties’ settlement agreement under advisement, but has not yet issued a ruling on final approval. The settlement of this action is not expected to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former store General Manager Richard Sinohui filed a purported class action lawsuit against the Company in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of the Company in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that the Company failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that the Company failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, the Company removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that the Company had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. The parties participated in mediation in October 2016, but were unable to reach an agreement on settlement at that time. Trial is currently scheduled for June 2017. We believe the Company has meritorious defenses to this lawsuit and intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Related to the Merger: Following the January 16, 2014 announcement that the Company had entered into a merger agreement (the “Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of the Company, against the Company, its directors, Apollo, Parent and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC Entertainment and its former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (“Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of the Company’s board who also served as the senior managers of the Company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition, and the parties are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. The Company believes the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. We believe Peter Piper has meritorious defenses to this lawsuit and intend to vigorously defend it. Since the litigation is in its earliest stages, however, the Company does not have sufficient information to reach a good faith determination on Peter Piper’s potential liability or exposure in the event that its defense is unsuccessful.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Presentation of Non-GAAP Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending January 1, 2017 will consist of 52 weeks and our fiscal year ended January 3, 2016 consisted of 53 weeks. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we have provided below comparable store sales presented on both a fiscal week basis and calendar week basis. Comparable store sales growth for the first nine months of the year on a calendar week basis compares the results for the period from January 4, 2016 through October 2, 2016 (weeks 1 through 39 of our 2016 fiscal year) to the results for the period from January 5, 2015 through September 27, 2015 (weeks 2 through 40 of our 2015 fiscal year). For the third quarter, comparable store sales growth on a calendar week basis compares the results for the period from July 3, 2016 through October 2, 2016 (weeks 27 through 39 of our 2016 fiscal year) to the results for the period from July 5, 2015 through September 27, 2015 (weeks 28 through 40 of our 2015 fiscal year). We believe comparable store sales growth calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.
Third Quarter 2016 Overview:

•	Total revenues of $228.1 million in the third quarter of 2016 compared to total revenues of $221.9 million in the third quarter of 2015.

•	Net loss of $2.4 million in the third quarter of 2016 compared to a net loss of $3.2 million in the third quarter of 2015.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $49.5 million for the third quarter of 2016 compared to $53.4 million for the third quarter of 2015. For our definition of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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
The following table summarizes information regarding the number of Company-owned and franchised stores for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Number of Company-owned stores:
Beginning of period	556	557	556	559
New (1)	3	1	4	3
Closed (1)	(2)	(2)	(3)	(6)
End of period	557	556	557	556
Number of franchised stores:
Beginning of period	183	173	176	172
New (2)	2	4	11	8
Closed (2)	—	(4)	(2)	(7)
End of period	185	173	185	173
Total number of stores:
Beginning of period	739	730	732	731
New (3)	5	5	15	11
Closed (3)	(2)	(6)	(5)	(13)
End of period	742	729	742	729
 __________________

(1)	The number of new and closed Company-owned stores during the nine months ended September 27, 2015 included one store that was relocated.

(2)	The number of new and closed franchise stores during the three and nine months ended September 27, 2015 included one and two stores, respectively, that were relocated.

(3)	The number of new and closed stores during the three and nine months ended September 27, 2015 included one and three stores, respectively, that were relocated.
Comparable store sales. We define “comparable store sales” as the sales for our domestic Company-owned stores that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired stores we have operated for at least 12 months as of the beginning of fiscal year 2016. Comparable store sales is a key performance indicator used within our industry and is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable store sales do not reflect the impact of deferred revenue resulting from unused game credits that were purchased on our proprietary PlayPass card system and that we believe our guests will utilize in the future.
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
Results of Operations
The following table summarizes our principal sources of company store sales expressed in dollars and as a percentage of company store sales for the periods presented:

	Three Months Ended
	October 2, 2016		September 27, 2015

Food and beverage sales	$101,984	45.6%	$98,243	45.3%
Entertainment and merchandise sales	121,764	54.4%	118,753	54.7%
Total company store sales	$223,748	100.0%	$216,996	100.0%

	Nine Months Ended
	October 2, 2016		September 27, 2015

Food and beverage sales	$321,591	45.6%	$308,924	45.0%
Entertainment and merchandise sales	383,978	54.4%	377,358	55.0%
Total company store sales	$705,569	100.0%	$686,282	100.0%

The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	October 2, 2016		September 27, 2015
	(in thousands, except percentages)
Total company store sales	$223,748	98.1%	$216,996	97.8%
Franchise fees and royalties	4,322	1.9%	4,941	2.2%
Total revenues	228,070	100.0%	221,937	100.0%
Company store operating costs:
Cost of food and beverage (1)	25,507	25.0%	25,032	25.5%
Cost of entertainment and merchandise (2)	8,014	6.6%	7,863	6.6%
Total cost of food, beverage, entertainment and merchandise (3)	33,521	15.0%	32,895	15.2%
Labor expenses (3)	61,721	27.6%	59,998	27.6%
Depreciation and amortization (3)	27,667	12.4%	28,394	13.1%
Rent expense (3)	24,120	10.8%	23,979	11.1%
Other store operating expenses (3)	38,757	17.3%	36,587	16.9%
Total company store operating costs (3)	185,786	83.0%	181,853	83.8%
Other costs and expenses:
Advertising expense	11,515	5.0%	10,292	4.6%
General and administrative expenses	17,284	7.6%	14,592	6.6%
Transaction, severance and related litigation costs	166	0.1%	1,826	0.8%
Asset impairments	772	0.3%	875	0.4%
Total operating costs and expenses	215,523	94.5%	209,438	94.4%
Operating income (loss)	12,547	5.5%	12,499	5.6%
Interest expense	17,237	7.6%	17,209	7.8%
Loss before income taxes	$(4,690)	(2.1)%	$(4,710)	(2.1)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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

	Nine Months Ended
	October 2, 2016		September 27, 2015
	(in thousands, except percentages)
Total company store sales	$705,569	98.1%	$686,282	98.1%
Franchise fees and royalties	13,440	1.9%	13,241	1.9%
Total revenues	719,009	100.0%	699,523	100.0%
Company store operating costs:
Cost of food and beverage (1)	80,702	25.1%	78,209	25.3%
Cost of entertainment and merchandise (2)	25,004	6.5%	23,399	6.2%
Total cost of food, beverage, entertainment and merchandise (3)	105,706	15.0%	101,608	14.8%
Labor expenses (3)	191,170	27.1%	186,405	27.2%
Depreciation and amortization (3)	85,029	12.1%	86,606	12.6%
Rent expense (3)	72,318	10.2%	72,698	10.6%
Other store operating expenses (3)	112,143	15.9%	105,435	15.4%
Total company store operating costs (3)	566,366	80.3%	552,752	80.5%
Other costs and expenses:
Advertising expense	36,777	5.1%	36,339	5.2%
General and administrative expenses	51,222	7.1%	48,620	7.0%
Transaction, severance and related litigation costs	1,349	0.2%	3,939	0.6%
Asset impairments	772	0.1%	875	0.1%
Total operating costs and expenses	656,486	91.3%	642,525	91.9%
Operating income	62,523	8.7%	56,998	8.1%
Interest expense	51,419	7.2%	52,031	7.4%
Income before income taxes	$11,104	1.5%	$4,967	0.7%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company store sales.
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
Three months ended October 2, 2016 Compared to the Three months ended September 27, 2015
Revenues
Company store sales increased $6.7 million, or 3.1%, to $223.7 million during the third quarter of 2016 compared to $217.0 million during the third quarter of 2015. On a same calendar week basis comparable store sales increased 3.5%. On a fiscal week basis, comparable store sales increased 3.7% during the third quarter of 2016. Company store sales for the third quarter of 2016 were impacted by approximately $0.6 million of incremental deferred revenue as a result of the implementation of our proprietary PlayPass card system and the initial recognition of $2.1 million in breakage revenue in the third quarter of 2015 on unredeemed Chuck E. Cheese’s gift card balances sold by third parties.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.0% in the third quarter of 2016 compared to 15.2% in the third quarter of 2015. The decrease in the cost of food, beverage, entertainment and merchandise on a percentage basis in the third quarter of 2016 was primarily due to a decrease in our commodity prices.
Labor expenses, as a percentage of Total company store sales, were 27.6% in both the third quarter of 2016 and 2015. We were able to offset increased minimum wage rates in certain states over the past year with improved labor management.

Other store operating expenses, as a percentage of Total company store sales, were 17.3% in the third quarter of 2016 compared to 16.9% in the third quarter of 2015, primarily due to an increase in preopening expenses related to new stores, higher IT and technology support costs, and favorable self-insurance expense associated with reserve adjustments to general liability claims in 2015.
Advertising Expense
Advertising expense was $11.5 million during the third quarter of 2016 compared to $10.3 million in the third quarter of 2015. As a percentage of Total revenues, advertising expense was 5.0% and 4.6%, respectively, during the third quarter of 2016 and the third quarter of 2015. The third quarter of 2016 reflects increased advertising relative to the third quarter of 2015 as a result of planned shifts in spending between quarters during 2016.
General and Administrative Expenses
General and administrative expenses were $17.3 million in the third quarter of 2016 compared to $14.6 million in the third quarter of 2015. The increase in general and administrative expenses in the third quarter of 2016 is primarily due to an increase in incentive compensation as a result of higher sales and profit performance and a $0.8 million increase in depreciation related to corporate assets placed in service throughout 2015 and 2016 primarily related to our IT initiatives.
Income Taxes
Our effective income tax rate of 48.7% for the third quarter of 2016 and 32.0% for the third quarter of 2015 differs from the statutory rate primarily due to the favorable impact of employment-related federal and state income tax credits, the favorable impact of adjustments related to the prior year’s estimated tax provision versus actuals, the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, and the unfavorable impact of increases in the liability for uncertain tax provisions. Our provision for income taxes for the third quarter of 2016 was calculated using the year-to-date effective tax rate (the “discrete” method), whereas the provision for income taxes for the third quarter of 2015 was calculated using the annual effective rate method.
Nine months ended October 2, 2016 Compared to Nine months ended September 27, 2015
Revenues
Company store sales increased $19.3 million, or 2.8%, to $705.6 million during the first nine months of 2016 compared to $686.3 million during the first nine months of 2015. On a same calendar week basis comparable store sales increased 4.1%. On a fiscal week basis, comparable store sales increased 2.9%, primarily due to the effect of an additional operating week in our 2015 fiscal year, which caused the seasonally strong week between the Christmas and New Year’s holidays to shift into the fourth quarter of 2015. Company store sales were also impacted by approximately $0.9 million of incremental deferred revenue as a result of the implementation of our proprietary PlayPass card system.
Company Store Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company store sales, was 15.0% in the first nine months of 2016 compared to 14.8% in the first nine months of 2015. The increase in the cost of food, beverage, entertainment and merchandise on a percentage basis in the first nine months of 2016 was impacted by an increase in promotional merchandise giveaways during the first half of 2016.
Labor expenses, as a percentage of Total company store sales, were 27.1% during the first nine months of 2016 compared to 27.2% in the first nine months of 2015. Labor expenses on a percentage basis in the first nine months of 2016 reflect improved labor management, as we were able to minimize additional labor hours required to serve the increased number of guests visiting our stores, offset by an increase in the average hourly wage rate due to increases in minimum wage rates in certain states over the past year.
Other store operating expenses, as a percentage of Total company store sales, were 15.9% in the first nine months of 2016 compared to 15.4% in the first nine months of 2015, primarily due to favorable self-insurance expense associated with reserve adjustments to general liability claims in 2015, higher IT and technology support costs, and asset write offs primarily attributable to games being taken out of service in connection with scheduled game refreshes in our stores.
Advertising Expense

Advertising expense was $36.8 million in the first nine months of 2016 compared to $36.3 million in the first nine months of 2015. As a percentage of Total revenues, Advertising expense was 5.1% and 5.2% for the first nine months of 2016 and 2015, respectively. The first nine months of 2016 reflects an increase in digital advertising partially offset by a decrease in national media costs.
General and Administrative Expenses
General and administrative expenses were $51.2 million for the first nine months of 2016 compared to $48.6 million for the first nine months of 2015. General and administrative expenses in the first nine months of 2016 reflect an increase in professional fees primarily related to IT and other corporate initiatives, an increase in incentive compensation as a result of higher sales and profit performance, and a $1.5 million increase in depreciation related to corporate corporate assets placed in service throughout 2015 and 2016 IT initiatives, offset by a decrease in PPP integration costs and labor related litigation costs.
Income Taxes
Our effective income tax rate of 41.8% for the first nine months of 2016 and 66.8% for the first nine months of 2015 differs from the statutory tax rate primarily due to the favorable impact of employment-related federal and state income tax credits, the favorable impact of adjustments related to the prior year’s estimated tax provision versus actuals, the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, and the unfavorable impact of increases in the liability for uncertain tax positions. Our provision for income taxes for the first nine months of 2016 was calculated using the actual year-to-date effective tax rate (the “discrete method”), whereas the provision for income taxes for the first nine months of 2015 was calculated using the annual effective tax rate method.
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
Sources and Uses of Cash
The following tables present summarized consolidated cash flow information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Net cash provided by operating activities	$111,254	$88,298
Net cash used in investing activities	(74,897)	(60,180)
Net cash used in financing activities	(7,510)	(77,238)
Effect of foreign exchange rate changes on cash	356	(977)
Change in cash and cash equivalents	$29,203	$(50,097)
Interest paid	$53,971	$53,868
Income taxes paid, net	$9,569	$13,142

	October 2, 2016	January 3, 2016
	(in thousands)
Cash and cash equivalents	$79,857	$50,654
Restricted cash	$196	$—
Term loan facility	$741,000	$746,700
Senior notes	$255,000	$255,000
Note payable	$26	$63
Available unused commitments under revolving credit facility	$140,100	$139,100
Cash and cash equivalents as of October 2, 2016 includes $7.0 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Cash that is held by the Association and restricted for use in our advertising, entertainment and media funds was $0.2 million as of October 2, 2016.
Sources and Uses of Cash - Nine months ended October 2, 2016 Compared to the Nine months ended September 27, 2015
Net cash provided by operating activities was $111.3 million in the nine months ended October 2, 2016 compared to $88.3 million in the nine months ended September 27, 2015. The increase in net cash provided by operating activities is primarily due to an improvement in our results from operations and fluctuations in our working capital, partially offset by the payment of a Merger related litigation settlement.
Net cash used in investing activities was $74.9 million in the nine months ended October 2, 2016 compared to $60.2 million in the nine months ended September 27, 2015. Net cash used in investing activities in the nine months ended October 2, 2016 and September 27, 2015 relates primarily to store related capital expenditures. The increase for the nine months ended October 2, 2016 compared to the nine months ended September 27, 2015 is primarily related to our PlayPass initiative.
Net cash used in financing activities was $7.5 million in the nine months ended October 2, 2016 and related primarily to principal payments on our term loan and other lease related obligations. During the nine months ended September 27, 2015, we declared and paid a dividend of $70.0 million, as well as making the scheduled principal payments on our term loan.
Debt Financing
Secured Credit Facilities
Our Secured Credit Facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “Secured Credit Facilities”). The Secured Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity. As of October 2, 2016 we had $9.9 million of letters of credit issued but undrawn under the Secured Credit Facilities.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the Secured Credit Facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the nine months ended October 2, 2016, the federal funds rate ranged from 0.25% to 0.41%, the prime rate was 3.5% and the one-month LIBOR ranged from 0.42% to 0.55%.

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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-owned Chuck E. Cheese’s and PPP stores through various planned capital initiatives, and the development or acquisition of additional Company-owned stores. During the first nine months of 2016, we completed 227 game enhancements and four major remodels, and we opened two new domestic Company-owned Chuck E. Cheese’s stores and two new domestic Company-owned PPP stores. We have funded and continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first nine months of 2016 totaled approximately $75.3 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Growth capital spend (1)	$37,734	$26,202
Maintenance capital spend (2)	29,018	25,403
IT capital spend	8,571	8,173
Total Capital Spend	$75,323	$59,778
__________________

(1)	Growth capital spend includes major remodels, store expansions, our PlayPass initiative and new store development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general store capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2016 will total approximately $100 million to $107 million. These capital expenditures consist of the following: (i) approximately $32 million to $34 million for maintenance capital which includes game enhancements and general store maintenance capital expenditures; (ii) approximately $10 million for investments in one-time information technology initiatives, (iii) approximately $30 million to $33 million for various growth initiatives, including new store openings and major remodels, and (iv) approximately $28 million to $30 million related to our PlayPass initiative. In addition, we are re-evaluating our store design for Chuck E. Cheese’s stores as part of an effort to launch a new store prototype. We expect to fund our capital expenditures through cash flows from operations and existing cash on hand.
Off-Balance Sheet Arrangements and Contractual Obligations
As of October 2, 2016, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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

Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 2, 2016. As of October 2, 2016, there has been no material change to the information concerning our critical accounting policies and estimates.
Recently Issued Accounting Guidance
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a description of recently issued accounting guidance.
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

	Three Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Total revenues	$228,070	$221,937
Net loss as reported	$(2,404)	$(3,202)
Interest expense	17,237	17,209
Income tax benefit	(2,286)	(1,508)
Depreciation and amortization	29,886	29,350
Non-cash impairments, gain or loss on disposal (1)	2,997	2,700
Non-cash stock-based compensation (2)	185	164
Rent expense book to cash (3)	1,603	2,468
Franchise revenue, net cash received (4)	(35)	386
Impact of purchase accounting (5)	171	249
Store pre-opening costs (6)	572	178
One-time items (7)	1,615	4,941
Cost savings initiatives (8)	—	505
Adjusted EBITDA	$49,541	$53,440
Adjusted EBITDA as a percent of total revenues	21.7%	24.1%

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Total revenues	$719,009	$699,523
Net income as reported	$6,459	$1,648
Interest expense	51,419	52,031
Income tax expense	4,645	3,319
Depreciation and amortization	90,167	89,597
Non-cash impairments, gain or loss on disposal (1)	7,070	5,742
Non-cash stock-based compensation (2)	522	733
Rent expense book to cash (3)	6,267	6,649
Franchise revenue, net cash received (4)	127	321
Impact of purchase accounting (5)	725	597
Store pre-opening costs (6)	888	539
One-time items (7)	4,670	12,546
Cost savings initiatives (8)	62	1,505
Adjusted EBITDA	$173,021	$175,227
Adjusted EBITDA as a percent of total revenues	24.1%	25.0%
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

(4)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which are not recorded as revenue until the franchise store is opened, less the actual revenue recognized with respect to these franchise development agreements at the time the franchise store is opened.

(5)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(6)
Relates to start-up and marketing costs incurred prior to the opening of new Company-owned stores and generally consists of payroll, recruiting, training, supplies and rent incurred prior to store opening.

(7)
Represents non-recurring income and expenses primarily related to (i) transaction costs associated with the Merger, Sale Leaseback transaction and PPP acquisition; (ii) severance expense and executive termination benefits; (iii) integration costs in connection with the PPP acquisition; (iv) employee and other legal claims and settlements; (v) costs incurred in connection with the relocation of our corporate offices; (vi) actual cash landlord incentives received on our new corporate offices; (vii) sales and use tax refunds relating to prior periods; (viii) miscellaneous professional fees; (ix) revenue related to the initial recognition of breakage on unredeemed gift card balances on Chuck E. Cheese’s gift cards sold by third parties; and (x) certain insurance recoveries relating to prior year expense.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities as of October 2, 2016 of $741.0 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.4 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended October 2, 2016 and September 27, 2015, the average cost of a block of cheese was $1.68 and $1.82, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended October 2, 2016 and September 27, 2015, respectively. For the three months ended October 2, 2016 and September 27, 2015, the average cost of dough per pound was $0.45 and $0.46, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended October 2, 2016 and September 27, 2015, respectively. For both the nine months ended October 2, 2016 and September 27, 2015, the average cost of a block of cheese was $1.73. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.0 million for both the nine months ended October 2, 2016 and September 27, 2015. For the nine months ended October 2, 2016 and September 27, 2015, the average cost of dough per pound was $0.45 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million and $0.4 million for the nine months ended October 2, 2016 and September 27, 2015, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 12 Company-owned stores in Canada. For the the three and nine months ended October 2, 2016 our Canadian stores generated operating income of $0.1 million and an operating loss of $0.4 million, respectively, compared to our consolidated operating income of $12.5 million and $62.5 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended October 2, 2016 were $0.685 and $0.798, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during both the three and nine months ended October 2, 2016 would have decreased our reported consolidated operating results by less than $0.1 million.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 2, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
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

CEC ENTERTAINMENT, INC.

November 8, 2016	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2016		/s/ Laurie E. Priest
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