Form 10-K
period 2017-01-01
CEC ENTERTAINMENT INC
filed 2017-03-16
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 3, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant is held by non-affiliates.
As of March 6, 2017, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

As used in this report, the terms “CEC Entertainment,” “we,” “Company,” “us,” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan, “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 1. “Business”, Part 1, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and include, among other things, statements relating to:

•	our strategy, outlook and growth prospects;

•	our operational and financial targets and dividend policy;

•	our planned expansion of the venue base and the implementation of the new design in our existing venues;

•	general economic trends and trends in the industry and markets; and

•	the competitive environment in which we operate.
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward -looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors.”
The forward-looking statements made in this report reflect our views with respect to future events as of the date of this report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. We anticipate that subsequent events and developments will cause our views to change. This report should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. We qualify all of our forward -looking statements by these cautionary statements.

PART I
ITEM 1. Business.
Company Overview
We believe we are a leading family entertainment and dining company, focused on providing an exciting, fun-filled play and food experience for children and parents alike. We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza”(“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere and feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We offer families a highly compelling value proposition, where a family of four, for as little as $8 per person, can dine at Chuck E. Cheese's for food, drinks and entertainment, which we believe to be significantly lower than comparable offerings at both casual dining and entertainment alternatives. We believe the combination of wholesome entertainment, family dining and a strong value proposition creates a highly differentiated experience, which appeals to our diverse customer base. We operate 559 venues and have 188 venues operating under franchise arrangements across 47 states and 12 foreign countries and territories as of January 1, 2017.
In Fiscal 2016, we generated $923.7 million in revenue, $3.7 million of net loss and $212.3 million in Adjusted EBITDA. From Fiscal 2012 to Fiscal 2016, revenue and Adjusted EBITDA grew at a compound annual growth rate (“CAGR”) of 3.6% and 3.6%, respectively. Our Adjusted EBITDA Margin remained at or above 23.0% throughout each of these individual periods.
We have developed iconic brands and a highly loyal customer base through our 40-year commitment to being a family-fun and entertainment company. Over the last three years, our leadership team has invested in revitalizing our guest experience, revamping our menu offering, improving our marketing message, and reinvigorating our corporate culture. We have made corresponding investments in technology, staff training, and our physical assets. We believe these significant investments have underpinned our sales and Adjusted EBITDA growth and are still in their early stages of execution, positioning our Company for sustained growth into the future. See Item 6. “Selected Financial Data -Non - GAAP Financial Measures” for additional information about Adjusted EBITDA, a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin.
Merger
On February 14, 2014, pursuant to an agreement and plan of merger (the “Merger Agreement”), an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment, Inc., with CEC Entertainment, Inc. surviving the merger (the “Merger” or the “Acquisition”). The aggregate consideration paid to acquire the Company was $1.4 billion, including the payoff of net debt of $348.0 million and $65.7 million in transaction and debt issuance costs. The Acquisition was funded by (a) $350.0 million of equity contributions from investment funds directly or indirectly managed by Apollo (the “Apollo Funds”); (b) $248.5 million of borrowings under a bridge loan facility, which were shortly thereafter repaid using the proceeds from our issuance of $255.0 million of senior notes; and (c) $760.0 million of borrowings under a term loan facility. In addition, we also entered into a $150.0 million revolving credit facility in connection with the Acquisition, which was undrawn at closing. We refer to our term loan facility and revolving credit facility together as the “Secured Credit Facilities.” See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing” for additional discussion of the senior notes, term loan facility and revolving credit facility.
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
Our Brands
Chuck E. Cheese's: Where A Kid Can Be A Kid. Chuck E. Cheese's was founded in 1977 and is a highly recognized brand that uniquely appeals to our primary customer base of families with children between 2 and 12 years of age. Chuck E. Cheese, our iconic, energetic mouse mascot, performs music and entertainment shows along with his friends, providing free entertainment to our customers and driving strong brand recognition. Chuck E. Cheese's venues feature an open and bright setting, which creates an inviting atmosphere for kids and an easier line of sight for parents. Showrooms include approximately 75 games, rides and attractions for kids of all ages, including classic skill games, such as arcade basketball, Skee-Ball and Whack-a-Mole, as well as the Ticket Blaster machine where birthday guests can grab as many tickets as possible in 30 seconds. Our menu features fresh, hand-made pizza, sandwiches, whole-wheat wraps, boneless and bone-in chicken wings, desserts and beverages, including beer and wine. We also offer high-energy musical entertainment and live performances featuring our iconic Chuck E. character with frequent appearances on our showroom and playroom floor. As of January 1, 2017, there were 603 Chuck E. Cheese's locations in 47 states and 12 foreign countries and territories, of which 87% are Company-operated.
Peter Piper Pizza: The Solution to the Family Night Out. Peter Piper Pizza serves fresh, high-quality handcrafted food, craft beer and wine, and offers state-of-the-art games for all ages. Venues feature open kitchens with viewing windows where customers can watch fresh mozzarella being shred off the block, vegetables being hand-chopped, wings being hand-tossed and our Certified Dough Masters crafting pizzas with made-from-scratch dough. Our large, open dining areas provide an enjoyable atmosphere for families and group events, with attentive staff dedicated to providing an enjoyable and memorable experience to each guest. As of January 1, 2017, there were 144 Peter Piper Pizza locations in the United States and Mexico, of which 25% are Company-operated.
We believe Peter Piper Pizza is complementary to Chuck E. Cheese's by offering guests a pizza-anchored menu and entertainment in ways that create very different experiences from Chuck E. Cheese's. Peter Piper Pizza is a food-first experience with more sophisticated food offerings (e.g., sriracha pizzas) and a décor/layout package that creates more of a restaurant feel for guests. While the venues offer games, the game packages target older children and are generally placed in the back of the restaurant behind a glass wall to protect the dining experience for adults. With this approach, Peter Piper Pizza is not only popular with families, but also attracts a guest base that includes many adults without children. In addition to everyday visits for the excellent food, adults without families are common guests for the day-time buffet on their weekday lunch break and frequently choose Peter Piper Pizza's takeout option, which can also be ordered online.
During the fiscal year ended January 1, 2017, approximately 56% and 25% of our Company-operated venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively, was from entertainment and merchandise. For the same period, food and beverage made up 44% and 75% of company venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively. Approximately one quarter of all Peter Piper Pizza food and beverage revenue came from takeout.
Our Company has benefited from the 2014 acquisition of Peter Piper Pizza through the implementation of best corporate practices and synergies from both brands. We promoted the executive chef of Peter Piper Pizza as our new corporate chef and revamped the menu for Chuck E. Cheese's under his guidance. We have also leveraged our expertise in opening and operating Chuck E. Cheese's venues to open the first four Company-operated Peter Piper Pizza venues in nearly a decade. In addition, Peter Piper Pizza has benefited from lower procurement costs under CEC Entertainment's ownership, as Chuck E. Cheese's is one of the largest purchasers of arcade games in the United States. We believe the combination of Chuck E. Cheese's and Peter Piper Pizza will position our brands for sustained growth through the realization of synergies and further implementation of best corporate practices across our brands.
Although these brands are complementary in many ways, we believe that these are distinct concepts that do not directly compete. Peter Piper Pizza operates smaller venues with a primary emphasis on food, resulting in an older customer demographic with higher frequency visits.
Our Competitive Strengths

We attribute our success in large part to our established recognized brands, our unique and differentiated experience, our value-oriented family experience, our diversified and resilient business model and our experienced management team. Our venues are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese’s venues, guest Wi-Fi in all our venues, and live television in our Peter Piper Pizza venues, can be experienced free of charge. We also offer our guests packaged offerings whereby they can receive a combination of food, drinks and tokens or game credits at discounted prices. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.

Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and margins and expanding our venues domestically and internationally.
Increase Comparable Venue Sales. Our core strategy to grow comparable venue sales is achieved by protecting and enhancing the service provided to children while improving the experience delivered to adults. During 2016, we continued to focus on enhancing the guest experience at our venues to appeal both to kids and parents through menu innovation, best-in-class hospitality, and a modernized guest experience. Led by our then-new executive chef, we introduced a revamped menu in April 2015 to enhance the quality and execution of our food.  The menu was further refined to improve on classic childhood favorites while adding appealing options to align with parents' evolving preferences.
In addition to our enhanced food offerings, we have introduced several new initiatives to improve our overall guest experience. We introduced free Wi-Fi to all of our Chuck E. Cheese’s venues in 2015.  Additionally, we deployed a proprietary card system, which we refer to as PlayPass, at 268 of the Chuck E. Cheese’s venues as of January 1, 2017. Our customers have reacted positively to the PlayPass experience, and we expect to introduce PlayPass in all of our Company-owned Chuck E. Cheese’s venues by the end of 2017. We also expect to drive favorable comparable venue sales performance through improved marketing efforts by focusing our marketing message towards kids via national television, cinema and promotional opportunities and marketing to moms through digital advertising, social media, public relations and e-mail. Finally, we believe that we can modify pricing, couponing and packaging in select markets across the U.S. while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.
Improve Profitability and Margins. Our business model benefits from substantial operating leverage, enabling us to continue to drive margin improvement. We continuously focus on delivering financial performance through expense rationalization across all of our venues and functions. We believe that the deployment of best corporate practices across each of our brands and our corporate functions will yield continued margin improvement. Our general managers at our venues and our corporate management staff have revenue, profit and cash flow incentives, which foster a strict focus on both providing a high-quality experience for our guests and expense control. Additionally, we are in the early stages of implementing several new technology investments that will drive continued cost savings. These investments include our enhanced labor management tool, a system-wide upgrade of our point-of-sale terminals and an improved venue inventory management system that provides additional visibility into food cost measurements and automates our replenishment cycles. We expect these initiatives to generate cost efficiencies in a number of key areas, including labor, supplies, food and general and administrative expenses.
Pursue New Venue Growth Domestically and Internationally. We have a long track record of successful new venue development and will continue to pursue a disciplined venue growth strategy in both new and existing markets where we can achieve strong cash-on-cash returns. For new venue openings, we follow a rigorous due diligence and site selection process and strategically locate our venues within convenient driving distance to large metropolitan areas. Our venues generate strong cash flow and perform consistently well across geographic regions, which demonstrates the portability of our concept to new domestic and international markets.
We have a successful track record of opening new Company-operated Chuck E. Cheese's venues at attractive rates of return and believe our existing markets can support a considerable number of additional venues. We have identified a meaningful growth opportunity to open new Peter Piper Pizza venues and are actively searching for new locations with a dedicated team focused on new venue rollout.
As of January 1, 2017, we have 97 international venues operating under franchise arrangements. We plan to grow internationally with existing and new franchise partners.
In 2016, we opened 22 new venues collectively in six countries, with two new Company-operated Chuck E. Cheese's venues and four new Company-operated Peter Piper Pizza venues in the United States and 13 new franchised Chuck E. Cheese's venues and three new franchised Peter Piper Pizza venues in four other countries.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.
Overview of Operations
Food and Beverages

Each Chuck E. Cheese’s and Peter Piper Pizza venue offers a variety of pizzas, wings, appetizers, salads and desserts, as well as certain gluten-free options. Soft drinks, coffee and tea are also served, along with beer and wine in many locations. Chuck E. Cheese’s venues also offer sandwiches, and most Chuck E. Cheese’s and Peter Piper Pizza venues offer lunch buffet options with unlimited pizza, salad and breadsticks. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors.
Food and beverage sales represented 45.8%, 45.1%, 43.2% and 44.8% of our Company-operated venue sales during Fiscal 2016, Fiscal 2015, the Successor 2014 period and the Predecessor 2014 period, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese’s and Peter Piper Pizza venues has a playroom area, which includes an array of amusement and entertainment options. These options range from classic arcade, redemption and skill games, such as air hockey, skee-ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese’s, we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and playroom floor. Each Peter Piper Pizza venue also offers flat-screen televisions located throughout the dining area. Historically, tokens have been used to activate the games and rides in the playroom area; however, in 2015 we began testing PlayPass, a new proprietary game card system, which is now available in 268 of our Chuck E. Cheese’s Company-operated venues. PlayPass is similar to a debit card and allows customers to activate games and rides with their own personal card. We anticipate a complete system-wide PlayPass rollout to all of our Chuck E. Cheese’s Company-operated venues by the end of 2017. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.
Entertainment and merchandise sales represented 54.2%, 54.9%, 56.8% and 55.2% of our Company-operated venue sales during Fiscal 2016, Fiscal 2015, the Successor 2014 period and the Predecessor 2014 period, respectively.
Franchising
As of January 1, 2017, we franchised a total of 80 Chuck E. Cheese’s venues, with 29 venues located in the United States and 51 venues located in 11 foreign countries and territories, and a total of 108 Peter Piper Pizza venues, with 62 venues located in the United States and 46 venues located in Mexico. We also had 21 signed development and franchise agreements with rights to open another 110 Chuck E. Cheese’s venues in 15 countries, and four signed development and franchise agreements with rights to open another 19 Peter Piper Pizza venues in Texas and one signed development and franchise agreement with rights to open another three stores in Mexico. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
Our standard franchise agreements grant the franchisee the right to construct and operate a venue and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. Most of our existing Chuck E. Cheese’s franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. Peter Piper Pizza’s franchise agreements are for a 10-year term and include a 10-year successor agreement on Peter Piper Pizza’s then standard form of agreement. The standard franchise agreement provides us with a right of first refusal should a franchisee decide to sell a venue. We also enter into area development agreements, which grant franchisees exclusive rights to open a specified number of venues in a designated geographic area within a specified period of time. In addition to initial franchise and area development fees, the franchisee is charged a continuing monthly royalty fee equal to a percentage of its gross monthly sales, generally up to 6%, which varies by location and brand.
In 1985, we and our Chuck E. Cheese’s franchisees formed the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-operated and franchised Chuck E. Cheese’s venues. Routine business matters of the Association are conducted by a board of directors, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council that, among other responsibilities, oversees expenditures, including (a) the costs of development, purchasing and placement of advertising programs, including websites; (b) the costs to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts; and (c) the purchase of national network television advertising.
The franchise agreements governing existing franchised Chuck E. Cheese’s in the United States currently require each franchisee to pay to the Association a monthly contribution equal to a certain percentage of its gross monthly sales. Additionally, under these franchise agreements, we are required, with respect to Chuck E. Cheese’s Company-operated venues, to contribute at the same rates, or at higher rates in certain instances, as our franchisees. We and our franchisees are also required to spend minimum amounts on local advertising and could be required to make additional contributions to fund any deficits that may be incurred by the Association. Certain franchise agreements governing existing franchised Chuck E. Cheese’s outside of the United States currently require each franchisee to pay a certain percentage of their gross monthly sales to the Association to fund various advertising, media, and entertainment costs.

We do not currently have any advertising co-ops or a franchise advisory council with our Peter Piper Pizza franchisees, but we reserve the right to require the formation, merger or dissolution of either or both. Franchisees are required to contribute (a) 5% of weekly gross sales to be used to develop, produce, distribute and administer specific advertising, public relations and promotional programs that promote the services offered by system franchisees; and (b) 0.5% of weekly gross sales to be used to research, develop, produce, and support creative ideas and materials for use in commercial advertisements, public relations, and promotional campaigns in the United States (“U.S.”) and Mexico. We may elect at any time not to collect or maintain all or any portion of the amount contributed to fund advertising related programs and activities and, during such time that we have made such election, the monies not collected must be expended by the franchisees in their own markets. In addition, we are required, with respect to Company-operated Peter Piper Pizza restaurants, to contribute funds on the same basis as our franchisees.
Royalties, franchise and area development fees and other miscellaneous franchise income represented 2.0%, 1.9%, 0.9% and 0.6% of our total consolidated revenues during Fiscal 2016, Fiscal 2015, the Successor 2014 period and the Predecessor 2014 period, respectively.
Foreign Operations
As of January 1, 2017, we operated a total of 12 Company-operated venues in Canada. Our Canada venues generated Total revenues of $15.6 million, $16.6 million, $18.5 million and $2.7 million during the fiscal years ended January 1, 2017 and January 3, 2016, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014 respectively, representing 1.7%, 1.8%, 2.6%, and 2.4% of our total consolidated revenues, respectively. All of our other international venues are franchised.
These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.
Third-Party Suppliers
We use a network of 15 distribution centers operated by a single company to distribute most of the products and supplies used in our Chuck E. Cheese’s branded venues and two distribution centers for our Peter Piper Pizza branded venues. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
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
Competition
The family dining and entertainment industries are highly competitive, with a number of major national and regional chains operating in each of these markets. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety, and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our venues. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we also compete directly and/or indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions, and other entertainment facilities for children.
Intellectual Property
We own various trademarks and proprietary rights, including Chuck E. Cheese’s®, Where A Kid Can Be A Kid®, Peter Piper Pizza® and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade names and our ownership of trademarks and proprietary rights in the names and character likenesses featured in the operation of our venues provide us with an important competitive advantage, and we actively seek to protect our interests in such property.

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
Government Regulation
We and our franchisees are subject to various federal, state and local laws and regulations affecting the development and operation of Chuck E. Cheese’s and Peter Piper Pizza venues. For a discussion of government regulation risks to our business, see Part I, Item 1A. “Risk Factors.”
Employees
As of January 1, 2017, we employed approximately 18,000 employees, including approximately 17,600 in the operation of our Company-operated venues and approximately 400 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our venues.
Each Chuck E. Cheese’s and Peter Piper Pizza venue typically employs a general manager, one or more assistant managers, an electronic’s specialist who is responsible for repair and maintenance of the show, games and rides, and approximately 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our venues will fluctuate throughout the year.
Available Information
We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). This information may also be obtained by contacting Investor Relations at 1707 Market Place Blvd, Suite 200, Irving, Texas 75063, or one may call (972) 258-8507 to obtain a hard copy of these reports without charge. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.
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
Risks Related to Our Business and Industry
Negative publicity concerning food quality, health, general safety or other issues, and changes in consumer preferences, could negatively affect our brand image and reputation and adversely affect our consolidated financial results.
Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups, or government authorities, resulting from food quality, illness, injury or other health concerns, or operating issues stemming from one venue or a limited number of venues. Publicity concerning food-borne illnesses, injuries caused by food tampering, and general safety issues could negatively affect our operations, reputation and brand. Families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our venues. We have, from time to time, received negative publicity related to altercations and other safety-related incidents in certain of our venues. There can be no assurance that in the future we will not experience negative publicity regarding one or more of our venues, and the existence of negative publicity could adversely affect our brand image and reputation with our customers and our consolidated financial results.

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
Our business may also be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illnesses and contagious diseases. To the extent that extensive publicity relating to such events causes our customers to feel uncomfortable visiting or taking their children to public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in customer traffic, which could adversely affect our consolidated financial results.
If we are unable to successfully open new venues or appropriately update and evolve our current venue base, our business and our consolidated financial results could be adversely affected.
Our ability to increase revenues and improve financial results depends, to a significant degree, on our ability to successfully implement and refine our long-term growth strategy. As part of our long-term growth strategy, we plan to upgrade the games, rides and entertainment in some of our existing venues, remodel and expand certain of our existing venues and open additional new venues in selected markets.
The opening and success of new Chuck E. Cheese's and Peter Piper Pizza venues is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new venues, our ability to obtain, for acceptable cost, building and other permits and approvals including liquor licenses, the potential cannibalization of sales at our adjacent venues located in the market, as well as general economic and business conditions. Our ability to successfully open new venues or remodel, expand or upgrade the entertainment at existing venues will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings, or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new venues on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments.
Our growth is also dependent on our ability to continually evolve and update our business model to anticipate and respond to changing customer preferences and competitive conditions. There can be no assurance that we will be able to successfully anticipate changes in competitive conditions or customer preferences or that the market will accept our business model. If revenues and/or operating results are lower than our current estimates, we may incur additional charges for asset impairments in the future, which could adversely impact our consolidated financial results. Additionally, we incur significant costs each time we open a new venue and other expenses when we relocate or remodel existing venues. The expenses of opening, relocating, or remodeling any of our venues may be higher than anticipated. If we are unable to open or are delayed in opening new or relocated venues, we may incur significant costs, which could adversely affect our consolidated financial results. If we are unable to remodel or are delayed in remodeling venues, we may incur significant costs, which could adversely affect our business and our consolidated financial results.
We may not be successful in the implementation of our marketing strategy, which could adversely affect our business and our consolidated financial results.
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) a change in the mix of our media expenditures; (c) an increase in advertising directed to parents; and (d) promoting our brand and reasons to visit through free-standing inserts in newspapers, on television, and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids' television advertising, free-standing inserts in newspapers, and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, we may incur additional advertising costs, and our business and our consolidated financial results could be adversely affected.

The restaurant and entertainment industries are highly competitive, and that competition could harm our business and our consolidated financial results.
We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant chains presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality, and speed of service; type and quality of food; personnel; the number and location of restaurants; attractiveness of facilities; effectiveness of advertising; and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience, and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks, and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children's interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our business and our consolidated financial results.
Economic uncertainty and changes in consumer discretionary spending could reduce sales at our venues and have an adverse effect on our business and our consolidated financial results.
Purchases at our venues are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our venues are located. A significant portion of our venues are clustered in certain geographic areas. As of January 1, 2017, a total of 182 Chuck E. Cheese's venues are located in California, Texas, and Florida (179 are Company-operated and three are franchised locations), and a total of 134 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (30 are Company-operated and 104 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our venues are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company venue sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the U.S. and global economies is uncertain and is directly affected by numerous national and global financial, political and other factors that are beyond our control. Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars, resulting in lower customer traffic levels in our venues. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the U.S., Mexican or Canadian economies, leading to a further decrease in discretionary consumer spending. In addition, reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, and reduced access to credit may also result in lower levels of traffic to our venues. Moreover, our customer traffic may be impacted by major changes in U.S. fiscal policy. We believe that consumers generally are more willing to make discretionary purchases, including at our venues, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers' disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our customer traffic and sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our venues, and thereby impact our future sales, and could also result in potential asset impairments and venue closures.
Increases in food, labor, and other operating costs could adversely affect our consolidated financial results.
For the 2016 fiscal year, 45.8% of company venue sales revenue came from food and beverage sales as compared to the 54.2% of company venue sales revenue resulting from entertainment and merchandise sales. As a result, the performance of our venues is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand, and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.
Several states and cities in which we operate venues have established a minimum wage higher than the federally-mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additionally, a number of our employees could be subject to changes in federal or state rules and regulations concerning increases to salary and compensation levels necessary for white collar workers to be classified as exempt in 2016 and beyond, as well as state-specific laws governing relative pay for male and female employees and/or employees of different ethnicities. Such changes in the minimum wage and other wage or salary requirements could increase our labor costs and could have an adverse effect on our profit margins and our consolidated financial results.
The performance of our venues could also be adversely affected by increases in the price of utilities on which the venues depend, such as electricity and natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our business also incurs significant costs for, among other things, insurance, marketing, taxes, real estate, borrowing, and litigation, all of which could increase due to inflation, rising interest rates, changes in laws, competition, or other events beyond our control, which could have an adverse effect on our consolidated financial results.
Our strategy to open international franchised venues may not be successful and may subject us to unanticipated conditions in foreign markets, which could adversely impact our business and our ability to operate effectively in those markets.
Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new venues on a profitable basis. As we do not have a long history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised venues could adversely affect our planned growth. Moreover, our franchisees depend on the availability of financing to construct and open new venues. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting to the local culture. There can be no assurance that the Chuck E. Cheese's and Peter Piper Pizza concepts will be accepted in targeted international markets.
Currently, our international franchisees operate venues in 11 countries. We and our franchisees are subject to the regulatory, economic, and political conditions of any foreign market in which our franchisees operate venues. Any change in the laws, regulations, and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new venues on a timely and profitable basis. Delays or failures in opening new foreign market venue locations could adversely affect our planned growth and result in increased attendant costs.
Our business dealings with foreign franchisees and vendors are subject to U.S. and foreign anti-corruption law, and investigations or enforcement actions brought under such law could adversely impact our business and our ability to operate effectively in those markets.
As a business that regularly enters into negotiations and contractual relationships with franchisees and vendors located in foreign countries, we are subject to the requirements of the United States Foreign Corrupt Practices Act and other domestic and foreign laws and regulations governing such activities. Although we have a strong compliance program that includes regular training and reinforcement of our employees who represent us in dealings with foreign individuals and entities on the laws impacting such dealings, we may be faced with investigations or enforcement actions by the United States or foreign governments arising from such dealings. Responding to such investigations or enforcement actions would be costly and may divert management's attention and resources from the regular operation of our business, and together with any fines, penalties, or other actions ordered by governmental authorities, could adversely affect our business and consolidated financial results.
If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage our reputation with customers, and incur substantial costs.
The operation of our business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point-of-sales systems in our venues, data centers that process transactions, the enterprise resource planning system, the Chuck E. Cheese and Peter Piper Pizza brand websites, the birthday reservation system, and various software applications used in our operations. In the ordinary course of our business, we also collect and store on our computer networks and information systems sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. A failure of our systems to operate effectively as a result of a cyber-attack, damage to, interruption, or failure of any of these systems could result in a failure to meet our reporting obligations, material misstatements in our financial statements, or losses due to the disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. While we purchase insurance coverage related to network security and privacy to limit the cost of any such failure or cyber-attack our coverage may not be sufficient to reimburse us for all of the costs we may incur in the event of a cyber-attack. Despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated, resulting in a loss of customers' or employees' personal information, negative publicity or harm to our business and reputation that could cause us to incur costs to reimburse third parties for damages or to pay governmental fines, or cause a decrease in guest traffic.
Any disruption of our commodity distribution system could adversely affect our business and our consolidated financial results.
We use a network of 15 distribution centers operated by a single company to distribute most of the products and supplies used in our Chuck E. Cheese's branded venues and one distribution center for our Peter Piper Pizza branded venues. Any failure by these distributors to adequately distribute products or supplies to our venues could increase our costs and have an adverse effect on our business and our consolidated financial results. Although we believe that alternative third-party distributors are available for our products and supplies, we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers, and there can be no assurance that our business would not be disrupted.
Our procurement of games, rides, entertainment-related equipment, redemption prizes, and merchandise is dependent upon a few global providers, the loss of any of which could adversely affect our business and our consolidated financial results.
Our ability to continue to procure new games, rides, entertainment-related equipment, redemption prizes and merchandise is important to our business strategy. The number of suppliers from which we can purchase these items is limited due to industry consolidation over the past several years. To the extent that the number of suppliers continues to decline, we could be subject to risks of distribution delays, pricing pressure and lack of innovation, among other things. Furthermore, some of our suppliers are located in China, and continuing and increasing tension between the U.S. and Chinese governments could also result in interruptions in our ability to procure these products, which could adversely affect our business and our consolidated financial results.
We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, business and consolidated financial results.
We purchase merchandise from third parties and offer this merchandise to customers in exchange for prize tickets or for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to our customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals may in the future assert claims or file lawsuits alleging that they have sustained injuries from third-party merchandise offered by us. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could adversely affect our business and our consolidated financial results.
We are subject to various government regulations, which could adversely affect our business and our consolidated financial results.
The development and operation of our venues are subject to various federal, state, and local laws and regulations in many areas of our business, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit, license or other regulatory approval, and those that relate to the operation of redemption, video, and arcade games and rides, the preparation of food and beverages, the sale and service of alcoholic beverages, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses, or other regulatory approvals could delay or prevent the opening of a new venue, remodel or expansion, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing venue.
We are also subject to laws and regulations governing our relationship with our employees, including those related to minimum wage requirements, exempt status, overtime, health insurance mandates, working and safety conditions, immigration status requirements, child labor, and non- discrimination. Additionally, changes in federal labor laws, including card verification regulations, could result in portions of our workforce being subjected to greater organized labor influence, which could result in an increase to our labor costs. A significant portion of our venue personnel are paid at minimum wage rates established by federal, state and municipal law. Increases in the minimum wage result in higher labor costs, which may be only partially offset by price increases and operational efficiencies. We are also subject to certain laws and regulations that govern our handling of customers' personal information. A failure to protect the integrity and security of our customers' personal information could expose us to litigation and regulatory enforcement action, as well as materially damage our reputation.
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
While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future, which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties, fines and/or lawsuits, or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our consolidated financial results.
We face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business, which could adversely affect our business and our consolidated financial results.
Our business is subject to the risk of litigation by customers, current and former employees, franchisees, suppliers, governmental entities, stockholders, or others, through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our food or entertainment offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. From time to time, we are also involved in lawsuits with respect to alleged infringement of third party intellectual property rights, as well as challenges to our intellectual property.
We are also subject to risks from litigation and regulatory action regarding advertising to our market of children between the ages of two and 12 years old. In addition, since certain of our venues serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we believe we are adequately protected against such losses by insurance, a judgment against us under a “dram shop” statute in excess of the liability covered by insurance could have an adverse effect on our business and our consolidated financial results.
We face potential liability with our gift cards and PlayPass cards under the property laws of some states.
Our gift cards are used in our venues to purchase food, beverages, merchandise and game credits, and our PlayPass cards are loaded with game credits purchased by our guests. These cards may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws may require us to remit cash amounts equal to all or a designated portion of the unredeemed balance of stored value cards based on certain criteria and the length of time that the cards are inactive or dormant. Our gift cards and PlayPass cards do not expire and do not incur service fees. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote, and we believe remittance pursuant to abandoned and unclaimed property laws is not required.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards and PlayPass cards is complex and involves an analysis of constitutional issues, statutory provisions, case law and factual matters. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenges our position on the application of its abandoned and unclaimed property laws or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities for deferred revenue and revenue recognition with respect to unredeemed gift cards and PlayPass cards may materially differ from the amounts reported in our financial statements and our net income could be materially and adversely affected.
Our business may be adversely affected by local conditions, natural disasters, terrorist attacks and other events.
Certain regions in which our facilities (including our support services center, venues, and warehouses) are located may be subject to adverse local conditions, natural disasters, terrorist attacks and other events. Severe weather, such as heavy snowfall, ice, or extreme temperatures, may discourage or restrict customers in affected regions from traveling to our venues or prevent employees from performing their work in our facilities, which could adversely affect our sales. If severe weather conditions occur during the first quarter of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we typically generate our highest sales and profits during the first quarter. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our facilities, which may adversely affect our business and our consolidated financial results.
Our business is seasonal, and quarterly results may fluctuate significantly as a result of this seasonality.
We have experienced, and in the future could experience, quarterly variations in our consolidated revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays, and changing weather conditions. We typically generate our highest sales volumes and profitability in the first quarter of each fiscal year. If there is a material decrease in the customer traffic in our venues during the first quarter of the year due to unusually cold or inclement weather or other circumstances outside of our control, our operating results could be materially, adversely affected for that quarter and further, may have an adverse effect on our consolidated financial results for the fiscal year.
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
We have procured and maintain insurance coverage at levels that we believe are typical for a business of our type and size. However, we could experience a loss that either cannot be insured against or is not commercially reasonable to insure. For example, insurance covering liability for violations of wage and hour laws is generally not available. Under certain circumstances, plaintiffs may file certain types of claims that may not be covered by insurance, or by sufficient insurance to cover the entire amount of a judgment. In some cases, plaintiffs may seek punitive damages, which may also not be covered by insurance. Losses such as these, if they occur, could adversely affect our business and our consolidated financial results.
We may face labor shortages that could slow our growth and adversely impact our ability to operate our venues.
The successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time-to-time, there may be a shortage of skilled labor in certain of the communities in which our venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees and could delay the planned openings of new venues or adversely impact our existing venues. Any such delays, material increases in employee turnover rates in existing venues or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees' citizenship or authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our venues, thereby negatively impacting our business.
We are dependent on the service of certain key executives, and the loss of any of these personnel could harm our business.
Our success significantly depends on the continued employment and performance of our key executives. We have employment agreements with certain of our key executives. However, we cannot prevent our key executives from terminating their employment with us. Losing the services of any of our key executives could harm our business until a suitable replacement is hired, and such replacement may not have equal experience or capabilities. Additionally, economic conditions or concerted overtures by competitors may lead to resignations of significant numbers of members of our operations management team, which may also negatively impact our consolidated financial results in the short term.
Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent mistakes in our financial statements and financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could result in a loss of investor confidence in the reliability of our financial statements, have a material adverse effect on our business, financial condition and results of operations and the fair value of our common stock.
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
There can be no assurance that third parties will not claim that our trademarks, menu offerings, or advertising claims infringe upon their proprietary rights or constitute unfair competition. Any such claim, whether or not it has merit, may result in costly litigation, cause delays in introducing new menu items in the future, interfere with our international development agreements, lead to delays or cancellation of pre-paid marketing campaigns, or require us to enter into royalty or licensing agreements. Additionally, we may be subject to infringement claims by purported patent holders that relate to software or systems that are critical to our operations. As a result, any such claim could have an adverse effect on our business and our consolidated financial results.
We are subject to risks in connection with owning and leasing real estate, which could adversely affect our consolidated financial results.
As an owner or lessee of the land and/or building for our Company-operated venues, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the venues. We may be compelled to continue to operate a non-profitable venue due to our obligations under lease agreements, or we may close a non-profitable venue and continue making rental payments with respect to the lease, which could adversely affect our consolidated financial results. Furthermore, economic instability may inhibit our landlords from securing financing and maintaining good standing in their existing financing arrangements, which could result in their inability to keep existing tenants or attract new tenants, thereby reducing customer traffic to our venues. The lease terms for our leased facilities vary, and some have only a short term remaining. Most - but not all - of our leased facilities have renewal terms. When a lease term expires, the Company may not be able to renew such lease on reasonable economic and commercial terms, or at all. Such failure to renew leases on reasonable economic and commercial terms could adversely affect our business and consolidated financial results.
We also may not be able to renew real property leases on favorable terms, or at all, which may require us to close a venue or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition. Of the 523 Company-operated Chuck E. Cheese's venues as of January 1, 2017, 513 are leased. All of the 36 Company-operated Peter Piper Pizza venues as of January 1, 2017 are leased premises. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the venues on the leased premises once certain thresholds are met. A decision not to renew a lease for a venue could be based on a number of factors, including an assessment of the area in which the venue is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the venues at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such venues to remain profitable as their terms expire, the number of such venues may decrease, resulting in lower revenue from operations, or we may relocate a venue, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.
Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.
Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our venues, under operating leases were approximately $97.2 million, or 10.5% of our Total revenues, in fiscal 2016. In addition, as of January 1, 2017, we were a party to operating leases requiring future minimum lease payments aggregating approximately $177.9 million through the next two years and approximately $799.2 million thereafter. We expect that we will lease any new venues we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to our competitors.
We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under the CEC revolving credit facility or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on us.
We may not be successful in integrating the operations of companies we acquire, which could have an adverse effect on our business and results of operations.
We have engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as investments in other entities. Strategic transactions, such as the Peter Piper Pizza acquisition completed in October 2014, involve risks, including those associated with integrating operations or maintaining operations as separate (as applicable); financial reporting; disparate technologies and personnel of acquired companies; the diversion of management's attention from other business concerns; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive and time consuming, and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
We are involved in litigation relating to the Merger Agreement that could divert management's attention and harm our business.
As described in Part 1, Item 3 of this report, “Legal Proceedings,” following the January 16, 2014 announcement that we had entered into a merger agreement (the ‘‘Merger Agreement’’), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the ‘‘Merger’’), four putative class actions were filed by 29 shareholder in the District Court of Shawnee County, Kansas, on behalf of our purported stockholders, against us, our directors, Apollo, Parent and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014. On July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC and its former directors, adding The Goldman Sachs Group (‘‘Goldman Sachs’’) as a defendant, and removing all Apollo entities as defendants (‘‘Consolidated Class Action Petition’’). The Consolidated Class Action Petition alleges that our directors breached their fiduciary duties to our stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of our board who also served as our senior managers had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition, and the parties are currently awaiting the Court’s ruling. The Court has not yet set this case for trial. Although we believe this suit is without merit and intend to vigorously defend against it, the defense of this action is expensive and may divert management’s attention and resources, which could adversely affect our business.
Risks Related to our Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
We are a highly leveraged company. As of January 1, 2017, we had $994.1 million face value of outstanding indebtedness (excluding capital lease and sale leaseback obligations), in addition to $140.1 million available for borrowing under the revolving credit facility at that date. For the fiscal year ended January 1, 2017, we made total debt service payments of $59.6 million.

Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•
limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; limit our ability to repurchase shares and pay cash dividends;

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
We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the senior notes (as defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing”). These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations.
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

ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
Chuck E. Cheese’s and Peter Piper Pizza venues are typically located in densely populated locations and are predominantly situated in shopping centers or in free-standing buildings near shopping centers. On average, Chuck E. Cheese’s existing venues are approximately 12,700 square feet, with table and chair seating generally averaging between 400 to 450 guests per venue, and include approximately 75 games, rides and attractions. On average, Peter Piper Pizza existing venues are approximately 10,100 square feet, with table and chair seating generally averaging between 350 to 400 guests per venue, and include approximately 40 games, rides and attractions.
The following tables summarize information regarding the number and location of venues we and our franchisees operated as of January 1, 2017:

Domestic	Company-operated venues	Franchised venues	Total
Chuck E. Cheese’s	511	29	540
Peter Piper Pizza	36	62	98
Total domestic	547	91	638
International
Chuck E. Cheese’s	12	51	63
Peter Piper Pizza	—	46	46
Total international	12	97	109
Total venues in operation	559	188	747

Domestic	Company- Owned venues	Franchised venues	Total
Alabama	8	1	9
Alaska	1	—	1
Arizona	32	16	48
Arkansas	6	—	6
California	81	4	85
Colorado	10	—	10
Connecticut	4	—	4
Delaware	2	—	2
Florida	32	—	32
Georgia	15	—	15
Hawaii	—	2	2
Idaho	1	—	1
Illinois	22	—	22
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	15	—	15
Massachusetts	11	—	11
Michigan	16	—	16
Minnesota	8	—	8
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	7	—	7
New Hampshire	2	—	2
New Jersey	14	—	14
New Mexico	6	3	9
New York	22	—	22
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	8	—	8
Oregon	1	2	3
Pennsylvania	22	—	22
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	66	47	113
Utah	2	1	3
Virginia	12	3	15
Washington	8	3	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	547	91	638

International	Company- Owned venues	Franchised venues	Total
Canada	12	—	12
Chile	—	7	7
Colombia	—	1	1
Guam	—	1	1
Guatemala	—	2	2
Mexico	—	60	60
Panama	—	2	2
Peru	—	3	3
Puerto Rico	—	3	3
Trinidad	—	2	2
Saudi Arabia	—	13	13
United Arab Emirates	—	3	3
Total international	12	97	109
Total venues in operation	559	188	747

Company-operated Venue Leases
Of the 523 Company-operated Chuck E. Cheese’s venues as of January 1, 2017, 10 are owned premises and 513 are leased. All of the 36 Company-operated Peter Piper Pizza venues as of January 1, 2017 are leased premises.
The terms of our venue leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of January 1, 2017, two of our leases were month-to-month and 30 of our leases were set to expire in 2017. Of those set to expire in 2017, nine have no available renewal options and the remainder have available renewal options expiring between 2019 and 2032. Our remaining leases are set to expire at various dates through 2035, with available renewal options that expire at various dates through 2054.
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
Corporate Offices and Warehouse Facilities
We lease 55,257 square feet of space in an office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in July 2026 with options to renew through July 2036. Peter Piper Pizza leases a 5,243 square foot office building in Phoenix, Arizona, which serves primarily as its corporate office. The lease expires in September 2018 with no options to renew, and we expect that we will relocate our Peter Piper Pizza office to our Irving location upon expiration of the lease. We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which primarily serves as a storage, distribution and refurbishing facility for our venue fixtures and game equipment. The lease expires in August 2024 with options to renew through August 2034.
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
Employment-Related Litigation: On January 27, 2014, former CEC Entertainment employee Franchesca Ford filed a purported class action lawsuit against CEC Entertainment in San Francisco County Superior Court, California (the “Ford

Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of CEC Entertainment in California who were employed from January 27, 2010 to the present, and alleges violations of California state wage and hour laws. In March 2014, CEC Entertainment removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff's motion to remand the case to California state court. In May 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis and we recorded a liability for the settlement. The settlement would result in the plaintiffs' dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for CEC Entertainment's settlement payment. On March 24, 2016, the Court granted preliminary approval of the class settlement, and on November 18, 2016, the Court issued its order granting final approval of the class settlement. On December 5, 2016, pursuant to the Court's order and the parties' agreement, CEC Entertainment funded the class settlement.
On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff's Motion for Class Certification. Specifically, the Court denied Plaintiff's motion to the extent that he sought to certify a class on Plaintiff's misclassification and wage statement claims, but certified a class with respect to Plaintiff's claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui's PAGA claim. The parties participated in mediation in October 2016, but were unable to reach an agreement on settlement at that time. Trial is currently scheduled for June 2017. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Since the Court in the Sinohui Litigation issued its order denying certification of a class of California-based general managers on misclassification and wage statement claims, five lawsuits have been filed in California state court (the “California General Manager Litigation”). The plaintiffs in these actions include nine current and 12 former California General Managers asserting individual misclassification, wage statement, and expense reimbursement claims. On December 20, 2016, CEC filed its original answer to the lawsuit styled Heather Smith v. CEC Entertainment, Inc. (the “Smith Lawsuit”), and on December 21, 2016, CEC removed the Smith Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:16-cv-009452. On January 17, 2017, CEC filed its original answer to the lawsuit styled Audrae Escobar, Christine Ortiz, and Debora Templeton v. CEC Entertainment, Inc. (the “Escobar Lawsuit”), and on January 18, 2017, CEC removed the Escobar Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:17-cv-00428. On February 2, 2017, CEC filed its original answer to the lawsuit styled James Funk, Salvador Hernandez, Jr., Heather Larsen, Erika Lopez, and Angela Sisson v. CEC Entertainment, Inc. (the “Funk Lawsuit”), and on the same date, CEC removed the Funk Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 3:17-cv-00214. We believe the Company has meritorious defenses in the California General Manager Litigation and we intend to vigorously contest it. While no assurance can be given as to the ultimate outcome of the California General Manager Litigation, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of California, alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. Since the litigation is in its earliest stages, however, the Company does not yet have sufficient information to reach a good faith determination on the Company’s potential liability or exposure in the event that its defense is unsuccessful.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into a merger agreement (the “Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management,

LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo, and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment's directors breached their fiduciary duties to CEC Entertainment's stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment's board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board's breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys' fees and costs. The Company has assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants' Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. We currently await the District Court’s decsion whether to accept the Special Master’s recommendation. The Court has not yet set this case for trial. The Company continues to believe the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly- situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer's credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presents an issue for decision that is relevant to the Peter Piper’s motion to dismiss. We believe Peter Piper has meritorious defenses to this lawsuit and, should the Court overrule the motion to dismiss, we intend to vigorously defend it. Since the litigation is in its earliest stages, however, the Company does not yet have sufficient information to reach a good faith determination on Peter Piper's potential liability or exposure in the event that its defense is unsuccessful.
ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
Prior to the Acquisition, our common stock was listed on the New York Stock Exchange under the symbol “CEC.” As of January 1, 2017, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
In 2015, we declared and paid a dividend of $70 million. We did not declare any dividends in 2016.
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
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during Fiscal 2016.

ITEM 6. Selected Financial Data.
The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year 2016	Fiscal Year 2015 (1)	For the 317 Day Period Ended December 28, 2014 (6)		For the 47 Day Period Ended February 14, 2014 (7)	Fiscal Year 2013	Fiscal Year 2012
	Successor	Successor	Successor		Predecessor	Predecessor	Predecessor

	(in thousands, except percentages and venue number amounts)
Statements of Earnings Data:
Company venue sales	$905,314	$905,110	$712,098		$113,556	$816,739	$798,937
Total revenues	$923,653	$922,589	$718,581		$114,243	$821,721	$803,480
Operating income (loss)	$61,452	$55,131	$(32,259)		$2,873	$83,471	$79,071
Interest expense	$67,745	$70,582	$60,952		$1,151	$7,453	$9,401
Income taxes	$(2,626)	$(2,941)	$(31,123)		$1,018	$28,194	$26,080
Net income (loss)	$(3,667)	$(12,510)	$(62,088)		$704	$47,824	$43,590

Statement of Cash Flow Data:
Operating activities	118,687	100,613	48,091		22,314	138,664	137,092
Investing activities	(98,439)	(78,191)	(1,124,285)		(9,659)	(70,942)	(98,903)
Financing activities	(10,095)	(81,599)	1,168,448		(13,844)	(66,031)	(37,285)
Non-GAAP Financial Measures:
Adjusted EBITDA (3)	$212,312	$221,787	$170,456		$24,967	$186,131	184,024
Adjusted EBITDA Margin (4)	23.0%	24.0%	23.7%		21.9%	22.7%	22.9%
Venue-level Data:
Number of venues (end of period):
Company-operated	559	556	559		NM	522	514
Franchised	188	176	172		NM	55	51
	747	732	731		NM	577	565
Comparable venues (end of period) (2)	529	489	485	529	NM	485	480
Comparable venue sales change (2)	2.8%	(0.4)%	NM		NM	0.4%	(2.9)%

	As of	As of	As of		As of	As of	As of
	January 1, 2017	January 3, 2016	December 28, 2014		February 14, 2014	December 29, 2013	December 30, 2012
Balance Sheet Data:
Total assets	$1,710,112	$1,733,035	$1,836,113		NM	$791,611	$801,806
Total debt (5)	989,948	994,448	999,783		NM	382,879	412,216
Stockholders’ equity	206,005	208,546	292,586		NM	160,768	143,274
Dividends declared	—	70,000	—		—	17,372	16,182
_______________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)
We define “comparable venue sales” as sales for our domestic owned company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective period. We believe comparable venue sales change to be a key performance indicator within our industry; it is a critical factor in evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable venue sales for Fiscal 2015, and the Successor 2014 period exclude the Peter Piper Pizza venues that were acquired in October 2014 as we had operated them for less than 12 months at the beginning of each respective fiscal year. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we provide comparable venue sales presented on both a fiscal week basis and calendar week basis. Comparable venue sales change for 2016 on a calendar week basis compares the results for the period from January 4, 2016 through January 1, 2017 (weeks 1 through 52 of our 2016 fiscal year) to the results for the period from January 5, 2015 through January 3, 2016 (weeks 2 through 53 of our 2015 fiscal year). We believe comparable venue sales change calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable venue sales change calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements. The comparable venue sales change in the table above is presented on a calendar week basis, excluding the additional week of operations in 2015. On a fiscal basis, excluding the additional week of operations in 2015, comparable venue sales change would have been 3.0% in 2016.

(3)	For our definition of Adjusted EBITDA, see the “Non-GAAP Financial Measures” section below.

(4)	Adjusted EBITDA Margin is defined by us as Adjusted EBITDA as a percentage of Total revenues.

(5)
Total debt includes our senior notes, our outstanding borrowings under the term loan facility and the revolving credit facility, net of deferred financing costs, capital leases, and the Predecessor Facility.

(6)	Results for the Successor 2014 period include the revenues and expenses for Peter Piper Pizza for the 73 day period from October 17, 2014 through December 28, 2014.

(7)	The financial results for the period December 29, 2013 through February 14, 2014 represent the 47 day Predecessor period.
Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non- recurring and other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing”).
Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for the Change in Deferred amusement revenue. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Our definition of Adjusted EBITDA allows for the exclusion of certain non-cash and other income and expense items that are used in calculating net income from continuing operations. However, these are items that may recur, vary greatly and can be difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these items can represent the reduction of cash that could be used for other corporate purposes. These measures should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have important limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our U.S. GAAP results and use Adjusted EBITDA and Adjusted EBITDA Margin, only supplementally.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal 2016	Fiscal 2015	For the 317 Day Period Ended December 28, 2014	For the 47 Day Period Ended February 14, 2014	Fiscal 2013	Fiscal 2012
	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor

Total revenues	$923,653	$922,589	$718,581	$114,243	$821,721	$803,480

Net income (loss) as reported	$(3,667)	$(12,510)	$(62,088)	$704	$47,824	$43,590
Interest expense	67,745	70,582	60,952	1,151	7,453	9,401
Income tax expense (benefit)	(2,626)	(2,941)	(31,123)	1,018	28,194	26,080
Depreciation and amortization	119,569	119,294	118,556	9,883	79,028	79,510
Non-cash impairments, gain or loss on disposal (1)	10,070	8,934	9,841	294	6,360	10,314
Non-cash stock-based compensation (2)	689	838	703	12,639	8,481	7,468
Rent expense book to cash (3)	7,852	9,100	10,665	(1,190)	714	(313)
Franchise revenue, net cash received (4)	113	1,217	2,585	—	—	—
Impact of purchase accounting (5)	1,380	995	1,496	—	—	—
Venue pre-opening costs (6)	1,591	792	1,166	131	2,057	1,525
One-time and unusual items (7)	5,146	22,448	55,060	(165)	(40)	99
Cost savings initiatives (8)	62	2,187	2,643	502	6,060	6,350
Change in deferred amusement revenue (9)	4,388	851	—	—	—	—
Adjusted EBITDA	$212,312	$221,787	$170,456	$24,967	$186,131	$184,024
Adjusted EBITDA Margin	23.0%	24.0%	23.7%	21.9%	22.7%	22.9%
__________________

(1)
Relates primarily to (i) the impairment of Company-operated venues or impairments of long lived assets; (ii) gains or losses upon disposal of property or equipment; and (iii) inventory obsolescence charges outside of the ordinary course of business.

(2)	Represents non-cash equity-based compensation expense.

(3)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlord incentives and allowances in the period in which it was received.

(4)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which are not recorded as revenue until the franchise venue is opened.

(5)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(6)
Relates to start-up and marketing costs incurred prior to the opening of new Company-operated venues and generally consists of payroll, recruiting, training, supplies and rent incurred prior to venue opening.

(7)
Represents non-recurring income and expenses primarily related to (i) accounting, investment banking, legal and other costs incurred in connection with the Merger, the Sale Leaseback transaction and the PPP Acquisition; (ii) severance amounts paid to the Company’s previous Chairman and Chief Executive Officer as a result of the Merger and certain management employees who left or whose jobs were eliminated in the periods following the Merger; (iii) one-time integration costs, including consulting fees, accounting service fees, IT system integration costs and travel expenses incurred in connection with the integration of Peter Piper Pizza; (iv) employee and other legal claims and settlements related to litigation in respect of the Merger and other employee lawsuits and settlements; (v) one-time costs incurred in connection with the 2015 relocation of our corporate offices; (vi) cash landlord incentives received in 2015 on our new corporate offices; (vii) sales and use tax refunds that relate to prior periods; (viii) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting service fees incurred to obtain sale and use tax refunds from prior periods, to enhance transfer pricing and implement PlayPass, initial fees incurred in connection with the oversea outsourcing of our accounts payable and payroll functions, and costs related to the transition in 2015 to new advertising agencies whereby we were under contract for duplicate advertising costs for a period of time; (ix) removing the initial recognition of gift card breakage revenue related to prior years on unredeemed Chuck E. Cheese's gift card balances sold by third parties; (x) removing insurance recoveries relating to prior year business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters,fires, floods and property damage; (xi) removing proceeds received related to the early termination of a venue lease by the property landlord pursuant to a decision by the landlord to demolish the shopping mall where the venue was located; and (xii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative in 2016 and non-recoverable account balances written off outside of the ordinary course of business.

(8)
Relates to estimated net cost savings primarily from (i) cost savings related to our change from public to private ownership and the elimination of public equity securities upon the closing of the Merger, including reductions in investor relations activities, directors fees, and certain legal and other securities and filing costs; (ii) estimated full-year effect of venue-level cost savings initiatives implemented in 2013, such as the installation of advanced thermostat systems, the replacement of helium-filled balloons with table top balloons, the consolidation of parts suppliers, and the increase in tickets required to redeem prizes; (iii) estimated effect of cost savings following the Merger from participation in Sponsor-leveraged purchasing programs, including various supplies, travel, and communications purchasing categories; (iv) labor cost savings associated with the elimination of certain management positions in connection with the Merger; (v) the full period impact of reduced occupancy costs associated with the relocation of our corporate offices in 2015; (vi) estimated cost savings associated with the integration of Peter Piper Pizza following its acquisition in October 2014, including labor cost savings associated with headcount reductions implemented in 2015; vii) the full year effect of cost savings associated with upgrades to our telephone communication systems in 2015; and (viii) the estimated incremental costs associated with our new ERP system, net of system optimization costs, and post-Merger insurance arrangements.

(9)
Represents the change in the deferred revenue liability relating to unused credits on PlayPass cards. The deferred revenue liability is building due to the PlayPass implementation as the shift in business model is impacting revenue recognition. Once PlayPass is fully deployed, the liability will fluctuate in proportion to entertainment and merchandise revenue thereafter.

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
Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal year ended January 3, 2016 consisted of 53 weeks and the fiscal years ended January 1, 2017 and December 28, 2014 each consisted of 52 weeks. References to 2016 and 2015 are for the fiscal years ended January 1, 2017 and January 3, 2016, respectively. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we have provided below comparable venue sales presented on both a fiscal week basis and calendar week basis. Comparable venue sales change for 2016 on a calendar week basis compares the results for the period from January 4, 2016 through January 1, 2017 (weeks 1 through 52 of our 2016 fiscal year) to the results for the period from January 5, 2015 through January 3, 2016 (weeks 2 through 53 of our 2015 fiscal year). We believe comparable venue sales change calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable venue sales change calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.
As discussed below, we completed the Merger on February 14, 2014. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. Periods presented prior to and including February 14, 2014 represent the operations of the predecessor company (“Predecessor”) and the period presented after February 14, 2014 represent the operations of the successor company (“Successor”). The fifty-two weeks ended December 28, 2014 include the 47 day Predecessor period from December 30, 2013 through February 14, 2014 (“Predecessor 2014 Period”) and the 317 day Successor period from February 15, 2014 through December 28, 2014 (“Successor 2014 Period”).
Executive Summary
General
We develop, operate and franchise family entertainment and dining centers (also referred to as “venues”) under the names “Chuck E. Cheese's” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We offer families a highly compelling value proposition, where a family of four can dine at Chuck E. Cheese's for as little as $8 per person for food, drinks and entertainment, which we believe to be significantly lower than comparable offerings at both casual dining and entertainment alternatives. We believe the combination of wholesome entertainment, family dining and a strong value proposition creates a highly differentiated experience, which appeals to our diverse customer base. We operate 559 venues and have an additional 188 venues operating under franchise arrangements across 47 states and 12 foreign countries and territories as of January 1, 2017.
The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Twelve Months Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Number of Company-operated venues:
Beginning of period	556	559	522
New (1)	6	5	11
Acquired by the Company (2)	—	—	32
Acquired from franchisee	—	—	1
Closed (1)	(3)	(8)	(7)
End of period	559	556	559
Number of franchised venues:
Beginning of period	176	172	55
New (3)	16	12	10
Acquired by the Company (2)	—	—	110
Acquired from franchisee	—	—	(1)
Closed (3)	(4)	(8)	(2)
End of period	188	176	172
Total number of venues:
Beginning of period	732	731	577
New (4)	22	17	21
Acquired by the Company (2)	—	—	142
Acquired from franchisee	—	—	—
Closed (4)	(7)	(16)	(9)
End of period	747	732	731
 __________________

(1)	The number of new and closed Company-operated venues during 2015 and 2014 included two and two venues, respectively, that were relocated.

(2)	In October 2014, we acquired Peter Piper Pizza, including 32 Company-operated venues and 110 franchised venues.

(3)	The number of new and closed franchise venues during 2015 and 2014 included two, and one venues, respectively, that were relocated.

(4)	The number of new and closed venues during 2015 and 2014 included four and three venues, respectively, that were relocated.
Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and growing new venues domestically and internationally. See discussion of our strategic plan included in Part I, Item 1. “Business - Our Strategic Plan.”
Key Events
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
Fiscal 2015 53rd Week Impact
Our Fiscal 2015 period consisted of 53 weeks compared to 52 weeks in our Fiscal 2016 period and the combined Successor and Predecessor 2014 periods, resulting in one additional operating week in the fourth quarter of the Fiscal 2015 period. The favorable impact to total revenues and company venue sales from the additional operating week was approximately $24.7 million, and $24.5 million, respectively. We estimate that the additional operating week benefited Fiscal 2015 net income by approximately $3.5 million and Adjusted EBITDA by approximately $11.5 million, primarily due to the operating leverage obtained from the additional high sales volume in the 53rd week.
Fiscal 2016 Overview
In the following MD&A, we have presented the results of operations and cash flows separately for the fiscal year ended January 1, 2017, the fiscal year ended January 3, 2016, the “Successor 2014 period,” and the “Predecessor 2014 period”. The Successor and Predecessor periods have been demarcated by a solid black line.

•	Total revenues of $923.7 million in 2016 compared to total revenues of $922.6 million in 2015.

•	Net loss of $3.7 million in 2016 compared to a net loss of $12.5 million in 2015. We estimate our Net loss for 2015, before the impact of the 53rd week, to be approximately $16.0 million.

•
Adjusted EBITDA of $212.3 million in 2016 compared to adjusted EBITDA of $221.8 million in 2015. We estimated our Adjusted EBITDA for 2015, before the impact of the 53rd week, to be approximately $210.3 million. For our definition of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see Part II, Item 6. “Selected Financial Data - Non-GAAP Financial Measures.”

Key Measures of Our Performance
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal year. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

Average Sales per Comparable Venue. Average annual sales per comparable venue is calculated based on the average weekly sales of our comparable venue base. The amount of average annual sales per comparable venue cannot be used to compute year-over year comparable venue sales increases or decreases due to the change in the comparable venue base.

	Fiscal Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(in thousands, except venue number amounts)
Average sales per comparable venue (1) (2)	$1,636	$1,563	$1,550
Number of venues included in our comparable venue base (2)	529	489	485
__________________

(1)
The information for the Fiscal year ended January 3, 2016 is presented on a 52 week basis. Including the 53rd week in Fiscal 2015, the average annual sales per comparable venue in thousands was $1,607. In addition, the information for the fiscal year ended December 28, 2014 is presented using the combined revenues of the Predecessor and Successor periods.

(2)
Average annual sales per comparable venue and the comparable venue base for the twelve months ended January 3, 2016 and December 28, 2014 exclude the Peter Piper Pizza branded venues that were acquired in October 2014 as we had operated them for less than 12 months as of the beginning of Fiscal 2015 and 2014.

Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-operated venues (“company venue sales”), which consist of the sale of food, beverages, game-play tokens, PlayPass card game credits and merchandise. A portion of our company venue sales are from sales of value-priced combination packages generally comprised of food, beverage and game plays (“Package Deals”), which we promote through in-venue menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, as well as the portion of revenues allocated from Package Deals and coupons that relate to food and beverage sales. Entertainment and merchandise sales include all revenues recognized with respect to stand-alone game token and PlayPass game credit sales, as well as a portion of revenues allocated from Package Deals and coupons that relate to entertainment and merchandise.
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn revenues from the sale of equipment and other items or services to franchisees. We recognize development and franchise fees as revenues when the franchise venue has opened and we have substantially completed our obligations to the franchisee relating to the opening of a venue.
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

•
Depreciation and amortization includes expenses that are directly related to our Company-operated venues’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures and other equipment;

•	Rent expense includes lease costs for Company-operated venues, excluding common occupancy costs (e.g., common area maintenance (“CAM”) charges and property taxes); and

•
Other venue operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, CAM charges, property taxes, credit card processing fees, licenses, preopening expenses, venue asset disposal gains and losses and all other costs directly related to the operation of a venue.

“Cost of food and beverage” and “Cost of entertainment and merchandise” mentioned above, as a percentage of company venue sales, are influenced both by the cost of products and the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, media expenses for national and local advertising and consulting fees, partially offset by contributions from our franchisees.
General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, depreciation and amortization of corporate assets, back-office support systems and other administrative costs not directly related to the operation of our Company-operated venues.
Asset impairments. Asset impairments represent non-cash charges for the estimated write down or write-off of the carrying amount of certain long-lived assets within our venues to their estimated fair value, which are incurred when a venue’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the venue. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.
Key Non-GAAP Measure
Adjusted EBITDA. We define Adjusted EBITDA, a measure used by management to assess operating performance, as net income plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes.
Results of Operations
The following table summarizes our principal sources of Total company venue sales expressed in dollars and as a percentage of Total company venue sales for the periods presented:

	Fiscal Year Ended				For the 317 Day Period Ended		For the 47 Day Period Ended
	January 1, 2017		January 3, 2016 (2)		December 28, 2014 (1)		February 14, 2014
	Successor		Successor		Successor		Predecessor

Food and beverage sales	$415,059	45.8%	$408,095	45.1%	$307,696	43.2%	$50,897	44.8%
Entertainment and merchandise sales	490,255	54.2%	497,015	54.9%	404,402	56.8%	62,659	55.2%
Total company venue sales	$905,314	100.0%	$905,110	100.0%	$712,098	100.0%	$113,556	100.0%

 __________________

(1)
Company venue sales for the Successor 2014 period include sales from the acquired Peter Piper Pizza venues for the 73 day period from October 17, 2014 through December 28, 2014. Total Food and beverage sales and Entertainment and merchandise sales from PPP venues were $8.0 million and $2.5 million, respectively, for the 2014 Successor period since the PPP Acquisition.

(2)	Company venue sales for Fiscal 2015 include the impact of an additional 53rd week of revenues. Excluding the 53rd week in 2015, total company venue sales were approximately $880.7 million.

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year Ended				For the 317 Day Period Ended		For the 47 Day Period Ended
	January 1, 2017		January 3, 2016		December 28, 2014 (5)		February 14, 2014
	Successor		Successor		Successor		Predecessor

Total company venue sales (1)	$905,314	98.0%	$905,110	98.1%	$712,098	99.1%	$113,556	99.4%
Franchise fees and royalties	18,339	2.0%	17,479	1.9%	6,483	0.9%	687	0.6%
Total revenues	923,653	100.0%	922,589	100.0%	718,581	100.0%	114,243	100.0%
Company venue operating costs:
Cost of food and beverage (2)	104,315	25.1%	104,434	25.6%	79,996	26.0%	12,285	24.1%
Cost of entertainment and merchandise (3)	32,014	6.5%	31,519	6.3%	24,608	6.1%	3,729	6.0%
Total cost of food, beverage, entertainment and merchandise (4)	136,329	15.1%	135,953	15.0%	104,604	14.7%	16,014	14.1%
Labor expenses (4)	251,426	27.8%	250,584	27.7%	200,855	28.2%	31,998	28.2%
Depreciation and amortization (4)	113,316	12.5%	115,236	12.7%	115,951	16.3%	9,733	8.6%
Rent expense (4)	96,006	10.6%	96,669	10.7%	76,698	10.8%	12,365	10.9%
Other venue operating expenses (4)	148,869	16.4%	143,078	15.8%	119,896	16.8%	15,760	13.9%
Total Company venue operating costs (4)	745,946	82.4%	741,520	81.9%	618,004	86.8%	85,870	75.6%
Other costs and expenses:
Advertising expense	46,142	5.0%	47,146	5.1%	33,702	4.7%	5,903	5.2%
General and administrative expenses	67,264	7.3%	66,003	7.2%	48,182	6.7%	7,963	7.0%
Transaction, severance and litigation related costs	1,299	0.1%	11,914	1.3%	50,545	7.0%	11,634	10.2%
Asset impairments	1,550	0.2%	875	0.1%	407	0.1%	—	—%
Total operating costs and expenses	862,201	93.3%	867,458	94.0%	750,840	104.5%	111,370	97.5%
Operating income (loss)	61,452	6.7%	55,131	6.0%	(32,259)	(4.5)%	2,873	2.5%
Interest expense	67,745	7.3%	70,582	7.7%	60,952	8.5%	1,151	1.0%
Income (loss) before income taxes	$(6,293)	(0.7)%	$(15,451)	(1.7)%	$(93,211)	(13.0)%	$1,722	1.5%
 __________________

(1)	Company venue sales for Fiscal 2015 include the impact of an additional 53rd week of revenues. Excluding the 53rd week in 2015, total company venue sales were approximately $880.7 million.

(2)	Percent amount expressed as a percentage of Food and beverage sales.

(3)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(4)	Percent amount expressed as a percentage of Company venue sales.

(5)	Results for the Successor 2014 period include the revenues and expenses for PPP for the 73 day period from October 17, 2014 through December 28, 2014.

(6)
Due to rounding, percentages presented in the table above may not sum to total. The percentage amounts for the components of Cost of food and beverage and the Cost of entertainment and merchandise may not sum to total due to the fact that Cost of food and beverage and Cost of entertainment and merchandise are expressed as a percentage of related Food and beverage sales and Entertainment and merchandise sales, as opposed to Total Company venue sales.

Fiscal 2016 Compared to Fiscal 2015
Our 2016 fiscal year consisted of 52 weeks compared to 53 weeks for the 2015 fiscal year. We have estimated the fiscal 2015 operating results on a comparable 52-week basis under the caption “53rd Week Impact.”
Revenues
Company venue sales were $905.3 million for Fiscal 2016 compared to $905.1 million for Fiscal 2015. Total company venue sales in Fiscal 2015 reflect approximately $24.5 million in Company-venue sales generated from an additional week of operations in the Fiscal 2015. On a same calendar week basis, before the impact of the extra week of operations in Fiscal 2015, comparable venue sales increased 2.8%. On a fiscal week basis, before the impact of the extra week of operations in Fiscal 2015, comparable venue sales increased 3.0%. Including the impact of the additional week of operations in Fiscal 2015, comparable venue sales on a calendar week and fiscal week basis increased 0.8% and 0.2% , respectively, in Fiscal 2016.
Company venue sales for Fiscal 2016 were also impacted by approximately $4.4 million of deferred revenue as a result of the implementation of our proprietary PlayPass card system. Company venue sales for Fiscal 2015 included the initial recognition of $2.1 million in breakage revenue on unredeemed Chuck E. Cheese’s gift card balances sold by third parties.
Franchise fees and royalties increased from $17.5 million to $18.3 million due to an increase in sales at our franchised units and the addition of 16 new franchise units in 2016.
Company Venue Operating Costs
The cost of food and beverage as a percentage of Food and beverage sales, was 25.1% for Fiscal 2016 compared to 25.6% for Fiscal 2015. The decrease in the cost of food and beverage on a percentage basis in Fiscal 2016 was driven by price increases taken in our food and beverage menu in Fiscal 2016 and a decrease in our commodity prices.
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 6.5% for Fiscal 2016 compared to 6.3% for Fiscal 2015. The increase in the cost of entertainment and merchandise on a percentage basis in Fiscal 2016 was impacted by an increase in promotional merchandise giveaways during the first half of 2016 and an increase in the deferral of revenue related to the implementation of our proprietary PlayPass card system.
Labor expenses, as a percentage of Total company venue sales, were 27.8% for Fiscal 2016 and 27.7% for Fiscal 2015. Labor expenses on a percentage basis for Fiscal 2016 reflect an increase in the average hourly wage rate due to increases in minimum wage rates in certain venues over the past year, offset by improved labor management aided by our new labor management system implemented in early 2016.
Other venue operating expenses, as a percentage of Total company venue sales, were 16.4% for Fiscal 2016 compared to 15.8% for Fiscal 2015, primarily due to higher IT and technology support costs, higher property taxes, an increase in start-up and marketing costs incurred in connection with the opening of new Company-operated venues, and asset write offs primarily attributable to games being taken out of service in connection with scheduled game refreshes in our venues. In addition, in 2015 we experienced favorable self-insurance expense associated with reserve adjustments to general liability claims.
Advertising Expenses
Advertising expenses were $46.1 million for Fiscal 2016 and $47.1 million for Fiscal 2015. As a percentage of Total revenues, advertising expenses were 5.0% and 5.1%, respectively, for Fiscal 2016 and Fiscal 2015. Fiscal 2016 reflects a decrease in national media costs partially offset by an increase in digital advertising.
General and Administrative Expenses
General and administrative expenses were $67.3 million for Fiscal 2016 and $66.0 million for Fiscal 2015. General and administrative expenses in Fiscal 2016 reflect an increase in professional fees primarily related to IT and other corporate initiatives and an increase in incentive compensation as a result of higher sales and profit performance, offset by a decrease in PPP integration costs.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $1.3 million for Fiscal 2016 and $11.9 million for Fiscal 2015. The Transaction, severance and related litigation costs for Fiscal 2016 relate primarily to $1.2 million in legal fees and settlements incurred in connection with Merger related litigation, and severance payments of $0.1 million. The Transaction, severance and related litigation costs for Fiscal 2015 relate primarily to $11.1 million in legal fees and settlements related to Merger related litigation, and severance payments of $0.7 million.
Interest Expense
Interest expense was $67.7 million for Fiscal 2016 and $70.6 million for Fiscal 2015. Interest expense in Fiscal 2015 reflects an additional week of interest expense due to the impact of the extra week of operations in Fiscal 2015. Excluding the impact of $4.9 million of issuance costs, our weighted average effective interest rate under our Secured Credit Facilities and senior notes was 5.40% for Fiscal 2016 and 5.70% for Fiscal 2015.
Income Taxes
Our effective income tax rate of 41.7% for Fiscal 2016 and 19.0% for Fiscal 2015 differs from the statutory tax rate primarily due to the favorable impact of employment-related federal income tax credits, the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, the unfavorable impact of non-deductible Canadian interest expense partially offset by U.S. versus Canadian tax rates, the favorable impact stemming from a decrease in the liability for uncertain tax positions in 2016 and the unfavorable impact from an increase in 2015, and the unfavorable impact of an expense in 2016 resulting from certain state income tax credits carried forward which we estimate will expire unused.
Fiscal 2015 Compared to Successor 2014 Period (317 day period ended December 28, 2014) and Predecessor 2014 Period (47 day period ended February 14, 2014)
Revenues
Company venue sales were $905.1 million for the Fiscal 2015 period, compared to $712.1 million for the Successor 2014 period and $113.6 million for the Predecessor 2014 period. Total Company-venue sales in the Fiscal 2015 period reflect revenues from our Peter Piper venues of $61.4 million, compared to $10.5 million in the Successor 2014 period, and approximately $24.5 million in Company-venue sales generated from an additional week of operations in the Fiscal 2015 period. Before the impact of the extra week of operations in the Fiscal 2015 period, Chuck E. Cheese’s comparable venue sales decreased 0.4% due to a decrease in comparable venue sales in the first quarter of 2015 followed by three consecutive quarters of comparable venue sales growth. Excluding the additional week of operations in 2015, the PPP Company-operated venues achieved comparable venue sales growth of 5.2% compared to the 2014 fiscal year.
Franchise fees and royalties were $17.5 million for the Fiscal 2015 period compared to $6.5 million for the Successor 2014 period and $0.7 million for the Predecessor 2014 period. The increase in the Fiscal 2015 period was primarily due to an increase in the number of Chuck E. Cheese’s franchise venues and franchise fees and royalties from our PPP franchise venues of $9.2 million.
Company Venue Operating Costs
Generally, company venue operating expenses as a percentage of sales benefited from operating leverage associated with the additional week of operations in 2015.
The cost of food, beverage, entertainment and merchandise, as a percentage of Total Company venue sales, was 15.0% for the Fiscal 2015 period, 14.7% for the Successor 2014 period and 14.1% for the Predecessor 2014 period. The Fiscal 2015 period and Successor 2014 periods include the addition of PPP Company-operated venues, which have higher cost margins than our existing Chuck E. Cheese’s Company-operated venues due to the higher mix of food and beverage at our PPP Company-operated venues.
Labor expenses, as a percentage of Total Company venue sales, were 27.7% in the Fiscal 2015 period, 28.2% in the Successor 2014 period and 28.2% in the Predecessor 2014 period. The Fiscal 2015 period reflects improved labor management offset by an increase in minimum wage rates in certain states over the past year.
Depreciation and amortization expense was $115.2 million in the Fiscal 2015 period, $116.0 million in the Successor 2014 period, and $9.7 million in the Predecessor 2014 period. The decrease in depreciation and amortization in the Fiscal 2015 period is primarily due to an increase in depreciation expense during the Successor 2014 period from certain property, plant and equipment assets that were assigned short useful lives from the acquisition method of accounting as a result of the Merger, partially offset by a full year’s depreciation of the property, plant and equipment assets acquired in the PPP Acquisition.

Rent expense was $96.7 million in the Fiscal 2015 period, $76.7 million in the Successor 2014 period, and $12.4 million in the Predecessor 2014 period. As a result of the acquisition method of accounting related to the Merger, non-cash rent expense was $7.3 million in the Fiscal 2015 period compared to $6.9 million in the Successor 2014 period and $(0.9) million in the Predecessor 2014 period. The increase in rent in the Fiscal 2015 period also reflects an increase in cash rent from new venue development and expansions of existing venues.
Advertising Expenses
Advertising expenses were $47.1 million in the Fiscal 2015 period, $33.7 million in the Successor 2014 period, and $5.9 million in the Predecessor 2014 period. As a percentage of Total company sales, advertising expenses were 5.1%, 4.7% and 5.2%, respectively, in the Fiscal 2015 period, Successor 2014 period, and Predecessor 2014 period. The Fiscal 2015 period reflects an increase in advertising directed to Moms, advertising to support our new menu launch, and an increase in advertising agency fees in connection with our transition in 2015 to a new advertising agency for our Chuck E. Cheese’s venues. Advertising expense also increased as a result of PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period prior to the date of the PPP Acquisition and the Predecessor 2014 period.
General and administrative expenses
General and administrative expenses were $66.0 million in the Fiscal 2015 period, $48.2 million in the Successor 2014 period, and $8.0 million in the Predecessor 2014 period. The increase in general and administrative expenses in the Fiscal 2015 period is primarily due to a $2.3 million increase in PPP integration costs, costs related to the relocation of our corporate offices and incremental general and administrative expenses in PPP, which was acquired in October 2014 and therefore not included in the Successor 2014 period prior to the date of acquisition.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $11.9 million for the Fiscal 2015 period, $50.5 million for the Successor 2014 period and $11.6 million for the Predecessor 2014 period. The Transaction, severance and related litigation costs for the Fiscal 2015 period include transaction costs of $11.1 million in legal fees and settlements incurred in connection with Merger related litigation, and severance payments of $0.7 million. The Transaction, severance and related litigation costs in the Successor 2014 period include transaction costs of $42.5 million related to the Merger, the Sale Leaseback and the PPP Acquisition, Merger related litigation costs of $1.8 million, and employee benefits of $6.3 million related to the departure of our Chairman and Chief Executive Officer as a result of the Merger. The Transaction, severance and related litigation costs in the Predecessor 2014 period include $11.1 million in accelerated stock-based compensation costs also related to the Merger.
Interest Expense
Interest expense was $70.6 million in the Fiscal 2015 period, $61.0 million in the Successor 2014 period, and $1.2 million in the Predecessor 2014 period. Interest expense in the Fiscal 2015 period reflects a full year of interest on the debt issued to fund a portion of the Merger when compared to the Successor 2014 period. Our weighted average effective interest rate under our Secured Facilities and senior notes was 5.5% for the Fiscal 2015 period and 6.2% for the Successor 2014 period (including the bridge loan). Excluding the impact of $4.9 million of issuance costs and interim interest related to the bridge loan facility, our weighted average effective interest rate would have been 5.7% for the Successor 2014 period.
Income Taxes
Our effective income tax rate was 19.0% in the Fiscal 2015 period, 33.4% in the Successor 2014 period, and 59.1% in the Predecessor 2014 period. Our effective income tax rate for the Fiscal 2015 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible legal fees and settlements related to the Merger, partially offset by benefits stemming from federal and state employment related income tax credits. Our effective income tax rate for the Successor 2014 period differs from the statutory rate primarily due to the unfavorable impact of non-deductible costs related to the Merger and the PPP Acquisition, partially offset by the favorable impact of a net decrease in our liability for uncertain tax positions. Our effective income tax rate for the Predecessor 2014 period differs from the statutory rate due to the unfavorable impact of non-deductible costs related to the Merger, a net increase in our liability for uncertain tax positions, an increase in income tax expense resulting from certain state income tax credits carried forward which we estimate will expire unused, partially offset by federal employment related tax credits.

Financial Condition, Liquidity and Capital Resources
Overview of Liquidity
We finance our business activities through cash flows provided by our operations.
The primary components of working capital are as follows:

•
our guests pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before our related accounts payable to suppliers and employee payroll becomes due;

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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	Fiscal Year Ended		For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
	Successor			Predecessor
	(in thousands)
Net cash provided by operating activities	$118,687	$100,613	$48,091	$22,314
Net cash used in investing activities	(98,439)	(78,191)	(1,124,285)	(9,659)
Net cash provided by (used in) financing activities	(10,095)	(81,599)	1,168,448	(13,844)
Effect of foreign exchange rate changes on cash	216	(1,163)	(444)	(313)
Change in cash and cash equivalents	$10,369	$(60,340)	$91,810	$(1,502)
Interest paid	$64,614	$73,255	$41,801	$938
Income taxes paid (refunded), net	$10,728	$13,346	$24,424	$(79)

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Cash and cash equivalents	$61,023	$50,654
Restricted cash	$268	$—
Term loan facility	$739,100	$746,700
Senior notes	$255,000	$255,000
Note payable	$13	$63
Net availability on undrawn revolving credit facility	$140,100	$139,100
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
Cash and cash equivalents as of January 1, 2017 includes $6.8 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.

Our strategic plan does not require that we enter into any material development or contractual purchase obligations. Therefore, we have the flexibility necessary to manage our liquidity by promptly deferring or curtailing any planned capital spending.
Sources and Uses of Cash - Fiscal 2016 Compared to Fiscal 2015
Net cash provided by operating activities was $118.7 million in Fiscal 2016 and $100.6 million in Fiscal 2015. The increase in net cash provided by operating activities is primarily due to an improvement in our results from operations and fluctuations in our working capital, partially offset by the payment of a Merger related litigation settlement.
Net cash used in investing activities was $98.4 million in Fiscal 2016 and $78.2 million in Fiscal 2015. Net cash used in investing activities in Fiscal 2016 and Fiscal 2015 relates primarily to capital expenditures. The increase in Fiscal 2016 compared to Fiscal 2015 is primarily related to our PlayPass initiative.
Net cash used in financing activities was $10.1 million in Fiscal 2016 and related primarily to principal payments on our term loan and lease related obligations. In Fiscal 2015, we declared and paid a dividend of $70.0 million, as well as making the scheduled principal payments on our term loan.
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
Net cash used in investing activities was $78.2 million in the Successor 2015 period, $1,124.3 million in the Successor 2014 period and $9.7 million in the Predecessor 2014 period. Net cash used in investing activities in the Successor 2015 period relates primarily to capital expenditures. The net cash used in investing activities in the Successor 2014 period relates primarily to consideration paid in connection with the Merger and the PPP acquisition of $946.9 million and $113.1 million, respectively.
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
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities, which include an initial $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and, together with the term loan facility, the “secured credit facilities”). As of January 1, 2017 and January 3, 2016, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of January 1, 2017, and $10.9 million as of January 3, 2016.
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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step-down to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During Fiscal 2016, the federal funds rate ranged from 0.25% to 0.66%, the prime rate ranged from 3.50% to 3.75% and the one-month LIBOR ranged from 0.42% to 0.77%.
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
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down to 0.375% based on our net first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.6% during Fiscal 2016, 4.6% during Fiscal 2015 and 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities. The weighted average effective interest rate incurred on our borrowings under our Predecessor Facility for the 47 day period ended February 14, 2014 was 1.6%.
We may voluntarily repay outstanding loans under the secured credit facilities at any time, without prepayment premium or penalty, except in connection with a repricing event subject to customary “breakage” costs with respect to LIBOR rate loans.
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
Senior Unsecured Notes
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
We paid $6.4 million in debt issuance costs related to the senior notes issued in February 2014, which we capitalized in “Bank indebtedness and other long-term debt,net of deferred financing costs, less current portion” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the 2016 fiscal year, 8.3% for the 2015 fiscal year and the 317 day period ended December 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and PPP venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During Fiscal 2016, we completed 275 game enhancements, five major remodels, and we opened two new domestic Company-operated Chuck E. Cheese’s venues and four new domestic Company-operated PPP venues. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2016 totaled approximately $99.1 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Fiscal Year Ended	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
	Successor			Predecessor

Growth capital spend (1)	$55,200	$35,482	$32,084	$5,102
Maintenance capital spend (2)	33,838	29,267	27,608	4,608
IT capital spend	10,058	13,087	4,995	—
Total Capital Spend	$99,096	$77,836	$64,687	$9,710
__________________

(1)	Growth capital spend includes major remodels, venue expansions, major attractions and new venue development, including relocations and franchise acquisitions.

(2)	Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2017 will total approximately $100 million to $110 million, inclusive of maintenance capital, growth capital (including the completion of our PlayPass initiative and new venue growth) and IT related capital.

Off-Balance Sheet Arrangements and Contractual Obligations
As of January 1, 2017, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of January 1, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$977,103	$89,900	$173,858	$167,499	$545,846
Capital leases	28,307	2,116	4,370	4,417	17,404
Purchase obligations (2)	71,027	55,919	11,450	3,658	—
Secured credit facilities	739,100	7,600	13,300	718,200	—
Senior notes	255,000	—	—	—	255,000
Note payable - Peter Piper Pizza	13	13	—	—	—
Interest obligations (3)	235,726	51,349	93,456	80,721	10,200
Sale leaseback obligations	277,953	13,274	27,350	28,455	208,874
Uncertain tax positions (4)	324	324	—	—	—
	$2,584,553	$220,495	$323,784	$1,002,950	$1,037,324
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

(3)
Interest obligations represent an estimate of future interest payments under our Secured Credit Facilities, senior notes, and Peter Piper Pizza note payable. We calculated the estimate based on the terms of the Secured Credit Facilities, senior notes, and note payable. Our estimate uses interest rates in effect during Fiscal 2016 and assumes we will not have any amounts drawn on our revolving credit facility.

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits (including accrued interest and penalties) has been provided in the table above. The non-current portion of $4.0 million is excluded from the table above.

As of January 1, 2017, unpaid obligations related to capital expenditures totaling $1.7 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $15.8 million as of January 1, 2017. We estimate that $6.6 million of these liabilities will be paid in fiscal 2016 and the remainder paid in fiscal 2017 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of January 1, 2017, there were $9.9 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.
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
Business Combinations
The Company has accounted for the Merger and the Peter Piper Pizza acquisition as a business combination using the acquisition method of accounting, whereby the purchase price is allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements are applied based on assumptions that market participants would use in the pricing of the asset or liability. In connection with purchase price allocations, management has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. The Company also recorded purchase accounting adjustments to the carrying value of property and equipment and intangible assets, including the “Chuck E. Cheese’s” and “Peter Piper Pizza” tradenames, franchise agreements and favorable leases. The Company has also revalued its rent related liabilities. Purchase price allocations can change in subsequent periods, up to one year from the dates of the acquisitions. During Fiscal 2015 we made certain adjustments to the initial Peter Piper Pizza purchase price allocation related to the final settlement of net working capital, the valuation of favorable and unfavorable lease interests, Peter Piper Pizza’s tradename, and the valuation of net operating losses acquired and other tax positions, which resulted in a net increase to goodwill of $0.4 million. These adjustments did not result in material changes to our consolidated financial statements.
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during Fiscal 2016.
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
We tested our goodwill, trademarks, trade names and other indefinite-lived intangible assets for impairment as of October 1, 2016. The fair value of our goodwill, trademarks, trade names and other indefinite-lived intangible assets was substantially in excess of the carrying value as of the date of our Fiscal 2016 goodwill impairment test. No indicators of impairment were identified from the date of our impairment test through the end of Fiscal 2016.
Impairment of Long-Lived Assets
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a venue-by-venue basis, to assess if the carrying amount may not be recoverable. Such events or changes may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a venue’s property and equipment by discounting the expected future cash flows of the venue over its remaining lease term using a weighted average cost of capital commensurate with the risk.
The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of a venue’s long-lived assets:
•discount rate based on our weighted average cost of capital and the risk-free rate of return;
•sales growth rates and cash flow margins over the expected remaining lease terms;
•strategic plans, including projected capital spending and intent to exercise renewal options, for the venue;
•salvage values; and
•other risks and qualitative factors specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.

During Fiscal 2016, the average discount rate, average sales growth rate and average cash flow margin rate used were 6.6%, 0.0% and 0.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Accounting for Entertainment Game Play Credits
Our entertainment revenue includes sales from customer purchases of game play credits on PlayPass game cards which allow our customers to play the games in our venues. We recognize a liability for the estimated amount of unused game play credits, which we believe our customers will redeem or utilize in the future based on unused credits remaining on PlayPass cards, utilization patterns and revenue per game play credit sold. As of January 1, 2017, our total estimate of unearned revenue for unused PlayPass game credits was $5.2 million.
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
Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deemed relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of January 1, 2017, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $15.8 million. We estimate $6.6 million of these liabilities will be paid in fiscal 2017 and the remainder paid in fiscal 2018 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.
Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our consolidated financial statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At January 1, 2017, the reserve for uncertain tax positions (unrecognized tax benefits) was $3.1 million and the related interest and penalties was $1.2 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our consolidated financial statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
Accounting for Leases
The majority of our venues are leased. The terms of our venue leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years with two additional five year options to renew. We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, “reasonably assured” relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of whether a lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the reasonably assured renewal period or economic life of the asset.
The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of a venue’s long-lived assets, and it may result in the accelerated recognition of landlord contributions and the reversal of deferred rent balances that assumed higher rent payments in renewal periods that were never ultimately exercised by us.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings under our Secured Credit Facilities. All of our borrowings outstanding under the Secured Credit Facilities, $739.1 million as of January 1, 2017, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.4 million change in annual interest expense on indebtedness under the Secured Credit Facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, the average cost of a block of cheese was $1.76, $1.77, $2.21, and $2.43, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.4 million, $1.3 million, $1.3 million, and $0.3 million for Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively. For Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014, and the 47 day period ended February 14, 2014, the average cost of dough per pound was $0.45, $0.47, $0.43, and $0.50, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million, $0.5 million, $0.4 million and $0.1 million for Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar as we operate a total of 12 Company-operated venues in Canada. For Fiscal 2016, our Canadian venues generated an operating loss of $1.4 million compared to our consolidated operating income of $61.5 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the fiscal year ended January 1, 2017 were $0.6847 and $0.7978, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during Fiscal 2016 would have increased our reported consolidated operating results by approximately $0.2 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
CEC Entertainment, Inc.
Irving, Texas
We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the “Company”) as of January 1, 2017 and January 3, 2016 and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal years ended January 1, 2017 (Successor) and January 3, 2016 (Successor), the 317 day period ended December 28, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CEC Entertainment, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for the fiscal years ended January 1, 2017 (Successor) and January 3, 2016 (Successor), the 317 day period ended December 28, 2014 (Successor), and the 47 day period ended February 14, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 15, 2017

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Successor
	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$61,023	$50,654
Restricted cash	268	—
Accounts receivable	20,495	25,936
Inventories	21,677	23,275
Prepaid expenses	21,498	18,223
Total current assets	124,961	118,088
Property and equipment, net	592,886	629,047
Goodwill	483,876	483,876
Intangible assets, net	484,083	488,095
Other noncurrent assets	24,306	13,929
Total assets	$1,710,112	$1,733,035
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,613	$7,650
Capital lease obligations, current portion	467	421
Accounts payable	33,202	44,090
Accrued expenses	40,098	38,284
Unearned revenues	16,381	10,233
Accrued interest	8,155	9,757
Other current liabilities	4,275	3,678
Total current liabilities	110,191	114,113
Capital lease obligations, less current portion	13,602	15,044
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	968,266	971,333
Deferred tax liability	186,290	201,734
Accrued insurance	9,183	9,737
Other noncurrent liabilities	216,575	212,528
Total liabilities	1,504,107	1,524,489
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of January 1, 2017 and January 3, 2016	—	—
Capital in excess of par value	357,166	356,460
Accumulated deficit	(148,265)	(144,598)
Accumulated other comprehensive loss	(2,896)	(3,316)
Total stockholder’s equity	206,005	208,546
Total liabilities and stockholder’s equity	$1,710,112	$1,733,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
REVENUES:
Food and beverage sales	$415,059	$408,095	$307,696	$50,897
Entertainment and merchandise sales	490,255	497,015	404,402	62,659
Total company venue sales	905,314	905,110	712,098	113,556
Franchise fees and royalties	18,339	17,479	6,483	687
Total revenues	923,653	922,589	718,581	114,243
OPERATING COSTS AND EXPENSES:
Company venue operating costs:
Cost of food and beverage (exclusive of items shown separately below)	104,315	104,434	79,996	12,285
Cost of entertainment and merchandise (exclusive of items shown separately below)	32,014	31,519	24,608	3,729
Total cost of food, beverage, entertainment and merchandise	136,329	135,953	104,604	16,014
Labor expenses	251,426	250,584	200,855	31,998
Depreciation and amortization	113,316	115,236	115,951	9,733
Rent expense	96,006	96,669	76,698	12,365
Other venue operating expenses	148,869	143,078	119,896	15,760
Total company venue operating costs	745,946	741,520	618,004	85,870
Other costs and expenses:
Advertising expense	46,142	47,146	33,702	5,903
General and administrative expenses	67,264	66,003	48,182	7,963
Transaction, severance and related litigation costs	1,299	11,914	50,545	11,634
Asset impairments	1,550	875	407	—
Total operating costs and expenses	862,201	867,458	750,840	111,370
Operating income (loss)	61,452	55,131	(32,259)	2,873
Interest expense	67,745	70,582	60,952	1,151
Income (loss) before income taxes	(6,293)	(15,451)	(93,211)	1,722
Income tax (benefit) expense	(2,626)	(2,941)	(31,123)	1,018
Net income (loss)	$(3,667)	$(12,510)	$(62,088)	$704
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
Net income (loss)	$(3,667)	$(12,510)	$(62,088)	$704
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	420	(2,403)	(913)	(541)
Comprehensive income (loss)	$(3,247)	$(14,913)	$(63,001)	$163

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands, except share information)
Predecessor:
Balance at December 29, 2013	61,865,495	6,187	453,702	853,464	4,764	44,341,225	(1,157,349)	160,768
Net income	—	—	—	704	—	—	—	704
Other comprehensive loss	—	—	—	—	(541)	—	—	(541)
Stock-based compensation costs	—	—	12,225	—	—	—	—	12,225
Restricted stock issued, net of forfeitures	13,792	1	(1)	—	—	—	—	—
Restricted stock returned for taxes	(2,907)	—	(142)	—	—	—	—	(142)
Dividends declared	—	—	—	2	—	—	—	2
Balance at February 14, 2014	61,876,380	$6,188	$465,784	$854,170	$4,223	44,341,225	$(1,157,349)	$173,016

Successor:
Equity contribution	200	—	350,000	—	—	—	—	350,000
Net loss	—	—	—	(62,088)	—	—	—	(62,088)
Other comprehensive loss	—	—	—	—	(913)	—	—	(913)
Stock-based compensation costs	—	—	713	—	—	—	—	713
Tax benefit from restricted stock, net (1)	—	—	4,874	—	—	—	—	4,874
Balance at December 28, 2014	200	$—	$355,587	$(62,088)	$(913)	—	$—	$292,586
Net loss	—	—	—	(12,510)	—	—	—	(12,510)
Other comprehensive loss	—	—	—	—	(2,403)	—	—	(2,403)
Stock-based compensation costs	—	—	855	—	—	—	—	855
Tax benefit from restricted stock, net	—	—	18	—	—	—	—	18
Dividends paid	—	—	—	(70,000)	—	—	—	(70,000)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	—	$—	$208,546
Net loss	—	$—	$—	$(3,667)	$—	—	$—	$(3,667)
Other comprehensive income	—	$—	$—	$—	$420	—	$—	$420
Stock-based compensation costs	—	$—	$702	$—	$—	—	$—	$702
Tax benefit recognized from stock-based compensation awards	—	$—	$4	$—	$—	—	$—	$4
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	—	$—	$206,005
 __________________

(1)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, the period the related expense is deductible for income tax purposes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,667)	$(12,510)	$(62,088)	$704
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,569	119,294	118,556	9,883
Deferred income taxes	(15,521)	(16,748)	(62,554)	(1,785)
Stock-based compensation expense	689	838	703	12,225
Amortization of lease-related liabilities	(448)	87	428	(356)
Amortization of original issue discount and deferred financing costs	4,546	4,634	3,962	58
Loss on asset disposals, net	8,520	7,729	7,649	294
Asset impairments	1,550	875	407	—
Non-cash rent expenses	6,873	8,218	7,037	(916)
Other adjustments	(70)	(951)	1,195	144
Changes in operating assets and liabilities:
Restricted cash	(268)	—	—	—
Accounts receivable	2,657	(4,478)	(3,046)	1,503
Inventories	(3,413)	(2,012)	1,418	(2,472)
Prepaid expenses	(4,012)	57	213	2,656
Accounts payable	(7,601)	(2,948)	8,558	(270)
Accrued expenses	1,733	659	1,754	(2,403)
Unearned revenues	5,167	1,339	2,360	349
Accrued interest	(1,454)	(7,175)	15,712	152
Income taxes payable	2,169	451	2,134	2,898
Deferred landlord contributions	1,668	3,254	3,693	(350)
Net cash provided by operating activities	118,687	100,613	48,091	22,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Predecessor	—	—	(946,898)	—
Acquisition of Peter Piper Pizza	—	(663)	(113,142)	—
Purchases of property and equipment	(88,680)	(73,034)	(61,028)	(9,710)
Acquisition of franchisee	—	—	(1,529)	—
Development of internal use software	(10,455)	(4,802)	(2,130)	—
Proceeds from sale of property and equipment	696	308	442	51
Net cash used in investing activities	(98,439)	(78,191)	(1,124,285)	(9,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured credit facilities, net of original issue discount	—	—	756,200	—
Proceeds from senior notes	—	—	255,000	—
Repayment of Predecessor Facility	—	—	(348,000)	—
Repayments on senior term loan	(7,600)	(9,500)	(3,807)	—
Repayments on note payable	(50)	(49)	—	—
Net repayments on revolving credit facility	—	—	—	(13,500)
Proceeds from sale leaseback transaction	—	—	183,685	—
Payment of debt financing costs	—	—	(27,575)	—
Payments on capital lease obligations	(421)	(405)	(297)	(164)
Payments on sale leaseback obligations	(2,028)	(1,663)	(742)	—
Dividends paid	—	(70,000)	(890)	(38)
Excess tax benefit realized from stock-based compensation	4	18	4,874	—
Restricted stock returned for payment of taxes	—	—	—	(142)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

Equity contribution	—	—	350,000	—
Net cash provided by (used in) financing activities	(10,095)	(81,599)	1,168,448	(13,844)
Effect of foreign exchange rate changes on cash	216	(1,163)	(444)	(313)
Change in cash and cash equivalents	10,369	(60,340)	91,810	(1,502)
Cash and cash equivalents at beginning of period	50,654	110,994	19,184	20,686
Cash and cash equivalents at end of period	$61,023	$50,654	$110,994	$19,184

	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$64,614	$73,255	$41,801	$938
Income taxes paid (refunded), net	$10,728	$13,346	$24,424	$(79)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,651	$1,270	$2,361	$3,605
Dividends payable	$—	$—	$—	$890
Capital lease obligations	$—	$—	$657	$—
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “venues”) in a total of 47 states and 12 foreign countries and territories. As of January 1, 2017 we and our franchisees operated a total of 747 venues, of which 559 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 188 venues located in 16 states and 11 foreign countries and territories, including Chile, Colombia, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
All of our venues utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with the same general mix of food, beverages, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our venues. Therefore, we aggregate each venue’s operating performance into one reportable segment for financial reporting purposes.
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
The Merger was accounted for as a business combination using the acquisition method of accounting and the Successor financial statements (as defined below) reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the effective time of the Merger. A valuation of the assets and liabilities acquired was prepared by a third party and is based on actual tangible and identifiable intangible assets and liabilities that existed as of the effective time of the Merger. See further discussion of the acquisition in Note 2. “Acquisition of CEC Entertainment, Inc.”
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
The Company also has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a VIE. The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our Chuck E. Cheese’s franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the venues that benefit from the Association’s advertising, entertainment and media expenditures. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $2.2 million, $2.1 million, $2.0 million and $0.4 million for the fiscal year ended January 1, 2017, January 3, 2016, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Fiscal 2015 consisted of 53 weeks, whereas Fiscal 2016 and combined Successor and Predecessor 2014 periods each consisted of 52 weeks.
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
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a venue-by-venue basis, to assess if the carrying amount may not be recoverable. Potential indicators of impairment may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a venue’s property and equipment by discounting the expected future cash flows of the venue over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases. In Fiscal 2016, Fiscal 2015, and the 317 day period ended December 28, 2014, we recognized asset impairment charges of $1.6 million, $0.9 million, and $0.4 million, respectively. There were no impairment charges recognized in the 47 day period ended February 14, 2014.
Development of Internal Use Software: We capitalize our internal and external costs that are directly attributable to the development, testing and validation of internal use software, such as our enterprise resource planning (ERP) system and corporate and venue related IT system initiatives. Capitalized internal development costs include the compensation, benefits and various office costs primarily related to our IT department. The capitalization of costs related to a software development project ceases once the software is ready for its intended use and the asset is amortized according to our amortization policies. In Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014 , we capitalized costs of $10.5 million, $4.8 million and $2.1 million, respectively, related to the development of internal use software. We did not capitalize any costs related to the development of internal use software in the 47 day period ended February 14, 2014.
Capitalized Venue Development Costs: We capitalize our internal department costs that are directly attributable to venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized internal department costs include certain compensation, benefits and office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new venues. Venue development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, we capitalized internal costs of $3.4 million, $3.9 million, $2.9 million, and $0.4 million, respectively, related to our venue development activities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount.
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
Fair Value Disclosures: Fair value is defined as the price that we would expect to receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective venue over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 6. “Property and Equipment” for our impairment of long-lived assets disclosures and Note 11. “Fair Value of Financial Instruments” for our fair value disclosures.
Self-Insurance Accruals: We are self-insured up to certain limits for certain losses related to workers’ compensation, general liability, property and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all risk retained by the Company at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, calculated with the assistance of an independent third-party actuary. To limit our exposure to losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers for certain losses related to workers’ compensation, property and employee health insurance programs. Our deductibles generally range from $0.2 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.
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
Foreign Currency Translation: Our Consolidated Financial Statements are presented in United States (“U.S.”) dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a component of “Accumulated other comprehensive income (loss)” on our Consolidated Statements of Changes in Stockholder’s Equity and in our Consolidated Statements of Comprehensive Income (Loss). The effect of foreign currency exchange rate changes on cash is reported in our Consolidated Statements of Cash Flows as a separate component of the change in cash and cash equivalents during the period.
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
Revenue Recognition – Company Venue Activities: Food, beverage and merchandise revenues are recognized when sold. Game revenues are recognized as game-play tokens and game play credits on game cards are used by guests. We accrue unearned revenue as a liability for the estimated amount of unused tickets, tokens and game play credits that may be redeemed or used in the future. We allocate the revenue recognized from the sale of value-priced combination packages, which generally are comprised of food, beverage and game credits (and in some instances, merchandise), between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
Sales taxes collected from guests are excluded from revenues. The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our entertainment revenue includes sales from customer purchases of game play credits on PlayPass game cards which allow our customers to play the games in our venues. We recognize a liability for the estimated amount of unused game play credits, which we believe our customers will redeem or utilize in the future based on credits remaining on PlayPass cards and utilization patterns. Our total estimate of unearned revenue for unused PlayPass credits as of January 1, 2017 and January 3, 2016 was $5.2 million and $0.9 million, respectively, and is included in “Unearned revenues” in our Consolidated Balance Sheets.
We sell gift cards to our customers in our venues and through certain third-party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as deferred revenue when sold and are recognized as revenue when: (a) the gift card is redeemed by the guest or (b) the likelihood of the gift card being redeemed by the guest is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon historical redemption patterns of our gift cards.
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new venues, and once a venue is opened, a franchisee is charged monthly royalties based on a percentage of franchised venues’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are recorded as unearned franchise revenue when received and recognized as revenue when we have fulfilled all significant obligations to the franchisee, which is generally when the franchised venues associated with the fees open. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $17.4 million, $16.9 million, $5.8 million, and $0.6 million for Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014, and the 47 day period ended February 14, 2014, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes all direct costs of food and beverage sold to our guests and related paper and birthday supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items. These amounts exclude any allocation of other operating costs including labor and related costs for venue personnel and depreciation and amortization expense, which are disclosed separately.
Vendor Rebates: We receive rebate payments from certain third-party vendors. Pursuant to the terms of volume purchasing and promotional agreements entered into with the vendors, rebates are primarily provided based on the quantity of the vendors’ products we purchase over the term of the agreement. We record these allowances in the period they are earned as a reduction in the cost of the vendors’ products, and when the related inventory is sold, the allowances are recognized in “Cost of food and beverage” in our Consolidated Statements of Earnings.
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
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Because the contributed funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our advertising contributions for Chuck E. Cheese’s franchise venues are paid to the Association and are eliminated in consolidation. Advertising contributions from our franchisees were $2.2 million in Fiscal 2016, $2.1 million in Fiscal 2015, $2.0 million for the 317 day period ended December 28, 2014, and $0.4 million for the 47 day period ended February 14, 2014.
Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Recently Issued Accounting Guidance:
Accounting Guidance Adopted:
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment requires that deferred tax assets (DTAs) and deferred tax liabilities (DTLs) be presented as noncurrent in a classified balance sheet. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for financial statements that have not been previously issued. We early adopted this amendment for the January 3, 2016 financial statements.
Accounting Guidance Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The new guidance will be effective for public business entities for annual and interim periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019). Early adoption will be permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities—Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Revenue From Contracts With Customers (Topic 606). There is currently no guidance in GAAP, or pending guidance, regarding the derecognition of prepaid stored-value product liabilities within the scope of the amendments in this update. Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. This change to an entity's estimated breakage amount shall be accounted for as a change in accounting estimate. The amendments in this update are effective for the Company for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) . This amendment will require that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and (iii) an entity recognize excess tax benefits regardless

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits should be classified along with other income tax cash flows as an operating activity. This amendment allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Nonpublic entities can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. For the Company, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition and the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception, may be significantly different from current practice. Additionally, an entity will need to evaluate which contractual restrictions are attributes of a license and which give rise to separate performance obligations. This amendment is effective for annual reporting periods beginning after December 15, 2017 and for interim periods therein. Early application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. We do not believe this amendment will materially impact our recognition of revenue from company-operated venue sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. We are continuing to evaluate the impact the adoption of this guidance will have on our business, including the recognition of revenue from the licensing of the Chuck E. Cheese's brand name to cheese products, the recognition of transactions such as franchise area development fees, and initial fees from franchisees, as well as the accounting for our national advertising funds under the Association Funds.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This amendment reduces diversity in practice in how certain transactions are classified in the statement of cash flows. Current GAAP either is unclear or does not include specific guidance on eight cash flow classification issues addressed in this amendment, including (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of insurance claims; (iii) separately identifiable cash flows and application of the predominance principle; and (iv) contingent consideration payments made after a business combination. This amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents will therefore be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At the time of the Merger, the Company believed its market position and future growth potential for both Company-operated and franchised restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of January 1, 2017, $2.1 million of our goodwill, including goodwill resulting from the franchisee acquired in the second quarter of 2014, will be deductible for federal income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recorded $33.6 million and $0.5 million in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Merger, which have been recorded in “Transaction, severance and related litigation costs” in our Consolidated Statements of Earnings for the 317 day period ended December 28, 2014 and the 47 day period ended February 14, 2014, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 assume that the Merger had occurred on December 30, 2013, the first day in fiscal year 2014, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the term loan facility, revolving credit facility and senior notes (see Note 10. “Indebtedness and Interest Expense”), and other acquisition-related adjustments in connection with the Merger. These unaudited pro forma results exclude one-time, non-recurring costs related to the Merger, including transaction costs, accelerated share-based compensation expense, executive termination benefits related to the departure of our former Executive Chairman and our former President and Chief Executive Officer and financing costs related to the bridge loan facility (see Note 10. “Indebtedness and Interest Expense”). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

Twelve Months Ended
December 28, 2014
(in thousands)
Total revenues	$832,824
Net loss	$(22,937)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The measurement period adjustments did not have a significant impact on our Consolidated Statements of Earnings for Fiscal 2015. In addition, these adjustments did not have a significant impact on our Consolidated Balance Sheet as of January 1, 2017. Therefore, we have not retrospectively adjusted this financial information.
As of January 1, 2017, $0.3 million of the goodwill from the PPP Acquisition will be deductible for federal income tax purposes.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 28, 2014 assume that the PPP Acquisition had occurred on December 30, 2013, the first day in fiscal year 2014, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets and the identifiable intangible assets resulting from the PPP Acquisition, interest expense associated with the debt paid off in connection with the PPP Acquisition, and other purchase price and transaction-related adjustments in connection with the PPP Acquisition. These unaudited pro forma results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Peter Piper Pizza acquisition had taken place at the beginning of the earliest period presented, and exclude one-time, non-recurring costs related to the PPP Acquisition, including transaction costs and executive termination benefits and share-based compensation expense related to the departure of certain Peter Piper Pizza executives. Such pro forma financial information is based on the historical financial statements of Peter Piper Pizza. The pro forma financial information presented below also assumes that the Merger had occurred on December 30, 2013 (see Note 2. “Acquisition of CEC Entertainment, Inc.”). The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

Twelve Months Ended
December 28, 2014
(in thousands)
Total revenues	$887,018
Net income (loss)	$(17,199)
Note 4. Accounts Receivable:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts receivable consisted of the following at the dates presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Trade receivables	$7,963	$11,106
Vendor rebates	7,504	7,820
Income taxes receivable	568	2,896
Other accounts receivable	4,460	4,114
Total Accounts receivable	$20,495	$25,936
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 5. Inventories:
Inventories consisted of the following at the dates presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Food and beverage	$5,347	$4,524
Entertainment and merchandise	16,330	18,751
Inventories	$21,677	$23,275
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Property and Equipment:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Land	$50,135	$50,135
Buildings	54,808	52,637
Leasehold improvements	435,691	417,174
Game and ride equipment	212,049	186,602
Furniture, fixtures and other equipment	134,216	116,418
Buildings leased under capital leases	15,062	16,109
	901,961	839,075
Less accumulated depreciation and amortization	(328,369)	(224,124)
Net property and equipment in service	573,592	614,951
Construction in progress	19,294	14,096
Property and equipment, net	$592,886	$629,047
Buildings leased under capital leases consists of buildings for our venues. Accumulated amortization related to these assets was $2.9 million and $2.0 million as of January 1, 2017 and January 3, 2016, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $119.6 million, $119.3 million, $118.6 million, and $9.9 million for Fiscal 2016, Fiscal 2015, the 317 day period ended December 28, 2014, and the 47 day period ended February 14, 2014, respectively, of which, $6.3 million, $4.1 million, $2.7 million, and $0.2 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Asset Impairments
During Fiscal 2016, we recognized an asset impairment charge of $1.6 million primarily related to five venues. During Fiscal 2015, we recognized an asset impairment charge of $0.9 million primarily related to four venues. We closed two of the venues impaired in Fiscal 2015. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various economic factors in the markets in which the venues are located. As of January 1, 2017, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $0.9 million for venues impaired in 2016.
Note 7. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended January 1, 2017 and January 3, 2016:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Balance at beginning of period	$483,876	$483,444
Goodwill assigned in acquisition of Peter Piper Pizza (1)	—	432
Balance at end of period	$483,876	$483,876
__________________

(1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our indefinite and definite-lived intangible assets at January 1, 2017 and January 3, 2016:

		Successor
		January 1, 2017			January 3, 2016
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	26,700	—	26,700	26,700	—	26,700
Favorable lease agreements (1)	10	14,880	(5,649)	9,231	14,880	(3,686)	11,194
Franchise agreements	25	53,300	(5,148)	48,152	53,300	(3,099)	50,201
		$494,880	$(10,797)	$484,083	$494,880	$(6,785)	$488,095
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

Our estimated future amortization expense related to the favorable lease agreements and franchise agreements is set forth as follows (in thousands):

	Favorable Lease Agreements	Franchise Agreements
Fiscal 2017	$1,659	$2,049
Fiscal 2018	1,246	2,049
Fiscal 2019	1,102	2,049
Fiscal 2020	1,050	2,088
Fiscal 2021	847	2,049
Thereafter	3,327	37,868
	$9,231	$48,152
Amortization expense related to favorable lease agreements was $2.0 million, $2.0 million and $1.7 million, respectively, for Fiscal 2016, Fiscal 2015 and the 317 day period ended January 3, 2016, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $2.0 million, $2.0 million and $1.0 million, respectively, for Fiscal 2016, Fiscal 2015 and the 317 day period ended December 28, 2014, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings. As we did not have any intangible assets related to favorable lease agreements or franchise agreements prior to the Merger, we did not incur any amortization expense related to favorable lease agreements for the 47 day period ended February 14, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Trade and other amounts payable	$24,615	$35,228
Book overdraft	8,587	8,862
Accounts Payable	$33,202	$44,090

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.
Note 9. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Current:
Salaries and wages	$15,188	$13,947
Insurance	6,629	5,195
Taxes, other than income taxes	12,944	12,975
Other accrued operating expenses	5,337	6,167
Accrued expenses	$40,098	$38,284
Noncurrent:
Insurance	$9,183	$9,737
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Term loan facility	$739,100	$746,700
Senior notes	255,000	255,000
Note payable	13	63
Total debt outstanding	994,113	1,001,763
Less:
Unamortized original issue discount	(2,235)	(2,776)
Deferred financing costs, net	(15,999)	(20,004)
Current portion	(7,613)	(7,650)
Bank indebtedness and other long-term debt, less current portion	$968,266	$971,333
We were in compliance with the debt covenants in effect as of January 1, 2017 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see secured credit facilities and Senior Unsecured Notes sections below.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities, which include an initial $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and, together with the term loan facility, the “secured credit facilities”). As of January 1, 2017 and January 3, 2016, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of January 1, 2017, and $10.9 million as of January 3, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During Fiscal 2016, the federal funds rate ranged from 0.25% to 0.66%, the prime rate ranged from 3.50% to 3.75% and the one-month LIBOR ranged from 0.42% to 0.77%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.6% for the 2016 fiscal year, 4.6% for the 2015 fiscal year and 4.8% for the 317 day period ended December 28, 2014, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down to 0.375% based on our net first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
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
The secured credit facilities also contain customary affirmative covenants and events of default, and the negative covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements. The acquisitions and sale leaseback transaction are discussed in Note 2. “Acquisition of CEC Entertainment, Inc.”, Note 3. “Acquisition of Peter Piper Pizza” and Note 13. “Sale Leaseback Transaction” were permitted under the secured credit facilities agreement.
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
Senior Unsecured Notes
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We paid $6.4 million in debt issuance costs related to the senior notes issued in February 2014, which we recorded as an offset to “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the 2016 fiscal year, 8.3% for the 2015 fiscal year and the 317 day period ended December 28, 2014, which included amortization of debt issuance costs and other fees related to our senior notes.
Debt Obligations
The following table sets forth our future debt payment obligations as of January 1, 2017 (in thousands):

One year or less	$7,613
Two years	5,700
Three years	7,600
Four years	9,500
Five years	708,700
Thereafter	255,000
994,113
Less: debt financing costs, net	(15,999)
Less: unamortized discount	(2,235)
$975,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Expense
Interest expense consisted of the following for the periods presented:

	Successor			Predecessor
	Fiscal Year Ended		For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014

Term loan facility (1)	$30,987	$31,760	$29,962	$—
Senior notes	19,774	21,023	17,697	—
Bridge loan facility (2)	—	—	4,943	—
Predecessor Facility	—	—	—	745
Capital lease obligations	1,749	1,791	1,541	275
Sale leaseback obligations	10,714	11,096	3,721	—
Amortization of debt issuance costs	4,005	4,083	3,488	58
Other	516	829	(400)	73
Total interest expense	$67,745	$70,582	$60,952	$1,151
 __________________
(1)    Includes amortization of original issue discount.

(2)	The 317 day period ended December 28, 2014 includes debt issuance costs of $4.7 million related to the issuance of the Bridge Loan and $0.2 million interest.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities, bridge loan facility and senior notes was 5.5% for the 2016 fiscal year, 5.5% for the 2015 fiscal year and 6.2% for the 317 day period ended December 28, 2014. Excluding the impact of $4.9 million of debt financing costs and interest relating to the bridge loan facility, our weighted average effective rate would have been 5.7% for the 317 day period ended December 28, 2014.
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
The following table presents information on our financial instruments as of the dates presented:

	Successor
	January 1, 2017		January 3, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,613	$7,623	$7,650	$7,451
Long-term portion	$984,265	$993,311	991,337	962,600
Bank indebtedness and other long-term debt:	$991,878	$1,000,934	$998,987	$970,051
__________________
(1)    Excluding net deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our Secured Credit Facilities and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our Secured Credit Facilities' term loan facility and senior notes was determined by using the respective average of the ask and bid price of our outstanding borrowings under our term loan facility and our senior notes as of the nearest open market date preceding the reporting period end. The average of the ask and bid price are classified as Level 2 in the fair value hierarchy.
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
During Fiscal 2016 and Fiscal 2015, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 12. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	Successor
	January 1, 2017	January 3, 2016
	(in thousands)
Sale leaseback obligations, less current portion (1)	$176,831	$179,258
Deferred rent liability	21,784	14,325
Deferred landlord contributions	5,702	4,988
Long-term portion of unfavorable leases	7,308	9,536
Other	4,950	4,421
Total other noncurrent liabilities	$216,575	$212,528
__________________

(1)	See Note 13 “Sale Leaseback Transaction” for further discussion on our sale leaseback obligations.

Note 13. Sale Leaseback Transaction:
On August 25, 2014, we completed a sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NRP”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NRP, and we leased each of the 49 properties back from NRP pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment centers. The leases have an initial term of 20 years, with four five-year options to renew. For accounting purposes, these sale-leaseback transactions are accounted for under the financ

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ing method, rather than as completed sales. Under the financing method, we (i) include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, (ii) report the associated property as owned assets, (iii) continue to depreciate the assets over their remaining useful lives, and (iv) record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property.
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the PPP Acquisition, as discussed in Note 3 “Acquisition of Peter Piper Pizza.” We used the remaining net proceeds from the Sale Leaseback for capital expenditures needs and other general corporate purposes. The long-term and current portions of our obligation under the sale leaseback were $176.8 million and $2.4 million, respectively, as of January 1, 2017, and are included in “Other noncurrent liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in “Property and equipment, net” in our Consolidated Balance Sheets, was $81.3 million and $82.0 million as of January 1, 2017 and January 3, 2016, respectively.
Our future minimum lease commitments related to the Sale Leaseback, as of January 1, 2017 for fiscal years 2017, 2018, 2019, 2020, 2021 and thereafter are, in thousands, $13,274, $13,540, $13,810, $14,087, $14,368 and $208,874.
Note 14. Commitments and Contingencies:
Leases
We lease certain venues under operating and capital leases that expire at various dates through 2035 with renewal options that expire at various dates through 2054. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the venue’s revenues exceed certain thresholds as stipulated in the respective lease agreement. The leases generally have initial terms of 10 to 20 years with various renewal options.
The annual future lease commitments under capital lease obligations and non-cancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of January 1, 2017, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2017	$2,116	$89,900
2018	2,187	87,978
2019	2,183	85,880
2020	2,215	84,535
2021	2,202	82,964
Thereafter	17,404	545,846
Future minimum lease payments	28,307	977,103
Less amounts representing interest	(14,238)
Present value of future minimum lease payments	14,069
Less current portion	(467)
Capital lease obligations, net of current portion	$13,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense, including contingent rent based on a percentage of venues’ sales, when applicable, was comprised of the following:

	Successor			Predecessor
	Fiscal Year		For the 317 Day Period Ended	For the 47 Day Period Ended
	2016	2015	December 28, 2014	February 14, 2014
	(in thousands)
Minimum rentals	$96,953	$98,023	$77,498	$12,480
Contingent rentals	217	338	117	36
	$97,170	$98,361	$77,615	$12,516
Rent expense of $1.2 million in 2016, $1.6 million in 2015, $0.9 million for the 317 day period ended December 28, 2014, and $0.1 million for the 47 day period ended February 14, 2014, related to our corporate offices and warehouse facilities and was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $15.1 million at January 1, 2017 and consisted primarily of obligations associated with the modernization of various information technology platforms and information technology data security service agreements, and the fixed price purchase agreements relating to beverage products. These purchase obligations exclude agreements that can be canceled without significant penalty.
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
Employment-Related Litigation: On January 27, 2014, former CEC Entertainment employee Franchesca Ford filed a purported class action lawsuit against CEC Entertainment in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of CEC Entertainment in California who were employed from January 27, 2010 to the present, and alleges violations of California state wage and hour laws. In March 2014, CEC Entertainment removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff's motion to remand the case to California state court. In May 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis and we recorded a liability for the settlement. The settlement would result in the plaintiffs' dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for CEC Entertainment's settlement payment. On March 24, 2016, the Court granted preliminary approval of the class settlement, and on November 18, 2016, the Court issued its order granting final approval of the class settlement. On December 5, 2016, pursuant to the Court's order and the parties' agreement, CEC Entertainment funded the class settlement.
On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff's Motion for Class Certification. Specifically, the Court denied Plaintiff's motion to the extent that he sought to certify a class on Plaintiff's misclassification and wage statement claims, but certified a class with respect to Plaintiff's claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui's PAGA claim. The parties participated in mediation in October 2016, but were unable to reach an agreement on settlement at that time. Trial is currently scheduled for June 2017. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Since the Court in the Sinohui Litigation issued its order denying certification of a class of California-based general managers on misclassification and wage statement claims, five lawsuits have been filed in California state court (the “California General Manager Litigation”). The plaintiffs in these actions include nine current and 12 former California General Managers asserting individual misclassification, wage statement, and expense reimbursement claims. On December 20, 2016, CEC filed its original answer to the lawsuit styled Heather Smith v. CEC Entertainment, Inc. (the “Smith Lawsuit”), and on December 21, 2016, CEC removed the Smith Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:16-cv-009452. On January 17, 2017, CEC filed its original answer to the lawsuit styled Audrae Escobar, Christine Ortiz, and Debora Templeton v. CEC Entertainment, Inc. (the “Escobar Lawsuit”), and on January 18, 2017, CEC removed the Escobar Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:17-cv-00428. On February 2, 2017, CEC filed its original answer to the lawsuit styled James Funk, Salvador Hernandez, Jr., Heather Larsen, Erika Lopez, and Angela Sisson v. CEC Entertainment, Inc. (the “Funk Lawsuit”), and on the same date, CEC removed the Funk Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 3:17-cv-00214. We believe the Company has meritorious defenses in the California General Manager Litigation and we intend to vigorously contest it. While no assurance can be given as to the ultimate outcome of the California General Manager Litigation, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of California, alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. Since the litigation is in its earliest stages, however, the Company does not yet have sufficient information to reach a good faith determination on the Company’s potential liability or exposure in the event that its defense is unsuccessful.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into a merger agreement (the “Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo, and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment's directors breached their fiduciary duties to CEC Entertainment's stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment's board who also served as the senior managers of CEC Entertainment had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

material conflicts of interest and that Goldman Sachs aided and abetted the board's breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys' fees and costs. The Company has assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants' Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. We currently await the District Court’s decision whether to accept the Special Master’s recommendation. The Court has not yet set this case for trial. The Company continues to believe the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer's credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presents an issue for decision that is relevant to the Peter Piper’s motion to dismiss. We believe Peter Piper has meritorious defenses to this lawsuit and, should the Court overrule the motion to dismiss, we intend to vigorously defend it. Since the litigation is in its earliest stages, however, the Company does not yet have sufficient information to reach a good faith determination on Peter Piper's potential liability or exposure in the event that its defense is unsuccessful.
Note 15. Income Taxes:
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Successor			Predecessor
	Fiscal Year	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended
	2016	2015	December 28, 2014	February 14, 2014
	(in thousands)
United States	$(11,002)	$(18,787)	$(91,339)	$1,158
Foreign (including U.S. Possessions)	4,709	3,336	(1,872)	564
Income (loss) before income taxes	$(6,293)	$(15,451)	$(93,211)	$1,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our income tax expense (benefit) consists of the following for the periods presented:

	Successor			Predecessor
	Fiscal Year	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended
	2016	2015	December 28, 2014	February 14, 2014
	(in thousands)
Current tax expense (benefit):
Federal	$8,008	$10,726	$26,702	$2,505
State	3,879	1,825	4,984	390
Foreign	1,008	1,256	(255)	(92)
	12,895	13,807	31,431	2,803
Deferred tax expense (benefit):
Federal	(11,848)	(14,022)	(52,251)	(2,282)
State	(3,274)	(2,203)	(9,909)	302
Foreign	(399)	(523)	(394)	195
	(15,521)	(16,748)	(62,554)	(1,785)
Income tax expense (benefit)	$(2,626)	$(2,941)	$(31,123)	$1,018
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Successor			Predecessor
	Fiscal Year	Fiscal Year	For the 317 Day Period Ended	For the 47 Day Period Ended
	2016	2015	December 28, 2014	February 14, 2014
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	2.5%	0.2%	(3.8)%	20.5%
Federal income tax credits, net	(21.8)%	(7.6)%	(0.4)%	(2.0)%
Merger and litigation related costs	5.8%	25.0%	4.8%	3.1%
Canadian tax rate difference	2.4%	1.0%	0.2%	(1.8)%
Canadian nondeductible interest	1.8%	0.6%	0.1%	0.7%
State tax credit, valuation adjustment	2.8%	(1.3)%	0.4%	5.6%
Other	(0.2)%	(1.9)%	0.3%	(2.0)%
Effective tax rate	(41.7)%	(19.0)%	(33.4)%	59.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 1, 2017	January 3, 2016
	(in thousands)
Deferred tax assets:
Accrued compensation	$3,580	$3,059
Unearned revenue	1,723	1,493
Deferred rent	8,148	5,520
Stock-based compensation	746	501
Accrued insurance and employee benefit plans	5,542	5,162
Unrecognized tax benefits (1)	1,072	1,378
NOL and other carryforwards	3,358	5,660
Loan costs	1,170	1,461
Other	914	514
Gross deferred tax assets	26,253	24,748
Deferred tax liabilities:
Depreciation and amortization	(24,717)	(40,976)
Prepaid assets	(655)	(895)
Intangibles	(180,623)	(181,546)
Favorable/Unfavorable Leases	(26)	(1)
Internal use software and other	(6,522)	(3,064)
Gross deferred tax liabilities	(212,543)	(226,482)
Net deferred tax liability	$(186,290)	$(201,734)
_________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.
As of January 1, 2017, we have $4.5 million of federal net operating loss carryforwards (which expire at the end of 2030), $0.3 million of state net operating loss carryforwards (expiring at the end of tax years 2019 through 2036), and $0.4 million of Alternative Minimum Tax credit carryforwards (with an indefinite carryforward period). The federal net operating loss and $0.3 million of the Alternative Minimum Tax credit carryforward relate to the acquisition of Peter Piper Pizza, which are limited by Section 382 of the Internal Revenue Code. However, we do not believe the Section 382 limitation will prevent us from fully utilizing the carryforwards. As of January 1, 2017, we also have state income tax credit carryforwards of $1.0 million net of their related valuation allowance and federal tax effect (which expire at the end of 2022 through 2026) and $1.3 million of Canadian net operating loss carryforwards (expiring at the end of tax years 2034 through 2036).
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2013 with the exception of the Peter Piper Pizza federal income tax returns with net operating losses which have been carried forward to open tax years (whereas, adjustments can be made to these returns until the respective statute of limitations expire for the particular tax years the net operating losses are utilized). In general, our state income tax statutes of limitations have expired for tax years ended before 2012. In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$3,288	$1,882	$2,598
Additions for tax positions taken in the current year	74	214	168
Increases for tax positions taken in prior years	1,479	1,581	613
Decreases for tax positions taken in prior years	(964)	(184)	(421)
Settlement with tax authorities	(558)	79	(114)
Expiration of statute of limitations	(200)	(284)	(962)
Balance at end of period	$3,119	$3,288	$1,882
Our liability for uncertain tax positions (excluding interest and penalties) was $3.1 million and $3.3 million as of January 1, 2017 and January 3, 2016, respectively, and if recognized would decrease our provision for income taxes by $1.5 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.0 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of January 1, 2017 and January 3, 2016, was $1.2 million and $1.7 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”
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
In connection with the Merger, all unvested restricted stock awards to our employees and non-employee directors became fully vested, and at the effective time of the Merger, each such share of restricted stock was canceled and converted into the right to receive an amount equal to the offer price of $54.00 per share, plus an amount in cash equal to all accrued but unpaid dividends relating to such shares, without interest and less any withholding required by applicable tax laws. We recorded $11.1 million in stock-based compensation expense related to the acceleration of restricted stock awards in “Transaction, severance and related litigation costs” in the Consolidated Statements of Earnings during the 47 day period ended February 14, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During 2016, 2015 and the 317 day period ended December 28, 2014, Parent granted options to purchase 101,110 shares, 519,414 shares and 2,324,870 shares, respectively, of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based, and vest and become exercisable in equal installments on each of the first five anniversaries of the respective grant dates. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain return thresholds are achieved. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. Unvested Tranche A options are also subject to accelerated vesting and exercisability on the first anniversary of a change in control of Queso Holdings Inc. or within 12 months following such a change in control. Tranche B and C options may also vest and become exercisable if applicable hurdles are achieved in connection with an initial public offering. Compensation costs related to options in the Parent were recorded by the Company.
The weighted-average fair value of the options granted in 2016, 2015 and the 317 day period ended December 28, 2014 was estimated at $2.99, $1.68 and $0.87 per option, $2.83, $1.44 and $0.84 per option and $3.06, $1.58 and $1.01 per option, respectively, for Tranches A, B and C, respectively, on the date of grant based on the following assumptions:

	Fiscal Year	Fiscal Year	For the 317 Day Period Ended
	2016	2015	December 28, 2014

Dividend yield	—%	—%	—%
Volatility	30%	30%	30%
Risk-free interest rate for Tranche A	1.09%	1.30%	1.58%
Risk-free interest rate for Tranches B and C	0.99%	1.30%	1.32%
Expected life - years	3.6	3.7	4.0
A summary of the option activity under the equity incentive plan as of January 1, 2017 and the activity for 2016 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 3, 2016	2,393,084	$8.59
Options Granted	101,110	$12.51
Options Exercised	(13,399)	$8.86
Options Forfeited	(79,881)	$8.88
Outstanding stock options, January 1, 2017	2,400,914	$8.74	7.4	14,691
Stock options expected to vest, January 1, 2017	1,913,975	$8.80	7.4	11,901
Exercisable stock options, January 1, 2017	274,275	$8.27	7.2	2,267
_________________
(1) The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of January 1, 2017, we had $2.4 million of total unrecognized share based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 2.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2017, the Parent granted additional options to purchase 67,500 shares of its common stock to certain officers and employees of the Company.
A summary of stock based compensation costs recognized and capitalized is presented below:

	Successor			Predecessor
	Fiscal Year		For the 317 Day Period Ended	For the 47 Day Period Ended
	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014

Stock-based compensation costs	$702	$855	$713	$1,117
Portion capitalized as property and equipment (1)	(13)	(17)	(10)	—
Stock-based compensation costs related to the accelerated vesting of restricted stock awards in connection with the Merger	—	—	—	11,108
Stock-based compensation expense recognized	$689	$838	$703	$12,225
Tax benefit recognized from stock-based compensation awards (2)	$4	$18	$4,874	$—
 __________________

(1)
We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized stock-based compensation costs attributable to our venue development projects are included in “Property and equipment, net” in the Consolidated Balance Sheets.

(2)
We recorded the tax benefit related to the accelerated vesting of restricted stock awards in the 317 day period ended December 28, 2014, the period the related expense is deductible for income tax purposes.

Note 17. Stockholder’s Equity:
We have one class of common capital stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings, Inc. As of January 1, 2017 and January 3, 2016, we have 200 shares issued and outstanding. See further discussion in Note 2. “Acquisition of CEC Entertainment, Inc.”
Cash Dividends
In accordance with our credit facilities, our ability to declare dividends is restricted. See further discussion of the Merger in Note 2. “Acquisition of CEC Entertainment, Inc.” We declared and paid a cash dividend to Parent during 2015 of $70 million.
18. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled $0.8 million for Fiscal 2016, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.

In June 2016, CEC Entertainment entered into an agreement with an Apollo portfolio company to manage CEC Entertainment’s print services and processes. We accrued payments totaling $0.2 million in connection with this agreement during Fiscal 2016.
Note 19. Consolidating Guarantor Financial Information:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 1, 2017
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$53,088	$1,158	$6,777	$—	$61,023
Restricted cash	—	—	268	—	268
Accounts receivable	16,922	3,220	2,455	(2,102)	20,495
Inventories	18,255	3,151	271	—	21,677
Prepaid assets	14,294	6,077	1,127	—	21,498
Total current assets	102,559	13,606	10,898	(2,102)	124,961
Property and equipment, net	538,195	47,906	6,785	—	592,886
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	19,157	464,926	—	—	484,083
Intercompany	127,107	317	—	(127,424)	—
Investment in subsidiaries	436,483	—	—	(436,483)	—
Other noncurrent assets	6,888	17,025	393	—	24,306
Total assets	$1,662,851	$595,194	$18,076	$(566,009)	$1,710,112
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$13	$—	$—	$7,613
Capital lease obligations, current portion	460	—	7	—	467
Accounts payable and accrued expenses	84,207	11,445	2,184	—	97,836
Other current liabilities	3,764	511	—	—	4,275
Total current liabilities	96,031	11,969	2,191	—	110,191
Capital lease obligations, less current portion	13,542	—	60	—	13,602
Bank indebtedness and other long-term debt, less current portion	968,266	—	—	—	968,266
Deferred tax liability	166,064	21,234	(1,008)	—	186,290
Intercompany	—	106,131	23,395	(129,526)	—
Other noncurrent liabilities	212,943	12,484	331	—	225,758
Total liabilities	1,456,846	151,818	24,969	(129,526)	1,504,107
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	357,166	466,114	3,241	(469,355)	357,166
Retained earnings (deficit)	(148,265)	(22,738)	(7,238)	29,976	(148,265)
Accumulated other comprehensive income (loss)	(2,896)	—	(2,896)	2,896	(2,896)
Total stockholder's equity	206,005	443,376	(6,893)	(436,483)	206,005
Total liabilities and stockholder's equity	$1,662,851	$595,194	$18,076	$(566,009)	$1,710,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 3, 2016
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$42,235	$1,797	$6,622	$—	$50,654
Accounts receivable	21,595	3,944	9,468	(9,071)	25,936
Inventories	19,959	3,021	295	—	23,275
Prepaid assets	13,562	3,561	1,100	—	18,223
Total current assets	97,351	12,323	17,485	(9,071)	118,088
Property and equipment, net	585,915	34,539	8,593	—	629,047
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	21,855	466,240	—	—	488,095
Intercompany	129,151	30,716	—	(159,867)	—
Investment in subsidiaries	422,407	—	—	(422,407)	—
Other noncurrent assets	4,318	8,940	671	—	13,929
Total assets	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$50	$—	$—	$7,650
Capital lease obligations, current portion	418	—	3	—	421
Accounts payable and accrued expenses	71,320	27,774	3,270	—	102,364
Other current liabilities	3,350	328	—	—	3,678
Total current liabilities	82,688	28,152	3,273	—	114,113
Capital lease obligations, less current portion	14,980	—	64	—	15,044
Bank indebtedness and other long-term debt, less current portion	971,320	13	—	—	971,333
Deferred tax liability	184,083	17,867	(216)	—	201,734
Intercompany	20,580	121,850	26,508	(168,938)	—
Other noncurrent liabilities	211,262	10,784	219	—	222,265
Total liabilities	1,484,913	178,666	29,848	(168,938)	1,524,489
Stockholders' equity:
Common stock	—	—	—	—	—
Capital in excess of par value	356,460	466,114	3,241	(469,355)	356,460
Retained earnings (deficit)	(144,598)	(40,608)	(3,024)	43,632	(144,598)
Accumulated other comprehensive income (loss)	(3,316)	—	(3,316)	3,316	(3,316)
Total stockholder's equity	208,546	425,506	(3,099)	(422,407)	208,546
Total liabilities and stockholder's equity	$1,693,459	$604,172	$26,749	$(591,345)	$1,733,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2016
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$361,111	$48,178	$5,770	$—	$415,059
Entertainment and merchandise sales	453,362	27,059	9,834	—	490,255
Total company venue sales	814,473	75,237	15,604	—	905,314
Franchise fees and royalties	2,011	16,328	—	—	18,339
International Association assessments and other fees	1,308	36,861	36,250	(74,419)	—
Total revenues	817,792	128,426	51,854	(74,419)	923,653
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	89,373	12,835	2,107	—	104,315
Cost of entertainment and merchandise	29,668	1,690	656	—	32,014
Total cost of food, beverage, entertainment and merchandise	119,041	14,525	2,763	—	136,329
Labor expenses	230,526	15,865	5,035	—	251,426
Depreciation and amortization	108,686	2,643	1,987	—	113,316
Rent expense	88,557	5,234	2,215	—	96,006
Other venue operating expenses	170,385	12,134	4,545	(38,195)	148,869
Total company venue operating costs	717,195	50,401	16,545	(38,195)	745,946
Advertising expense	37,891	4,358	40,117	(36,224)	46,142
General and administrative expenses	26,003	40,567	694	—	67,264
Transaction, severance and related litigation costs	1,244	55	—	—	1,299
Asset Impairment	1,487	—	63	—	1,550
Total operating costs and expenses	783,820	95,381	57,419	(74,419)	862,201
Operating income (loss)	33,972	33,045	(5,565)	—	61,452
Equity in earnings (loss) in affiliates	13,654	—	—	(13,654)	—
Interest expense	62,630	4,664	451	—	67,745
Income (loss) before income taxes	(15,004)	28,381	(6,016)	(13,654)	(6,293)
Income tax expense (benefit)	(11,337)	10,520	(1,809)	—	(2,626)
Net income (loss)	$(3,667)	$17,861	$(4,207)	$(13,654)	$(3,667)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	420	—	420	(420)	420
Comprehensive income (loss)	$(3,247)	$17,861	$(3,787)	$(14,074)	$(3,247)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2015
(in thousands)

	Successor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$353,200	$48,747	$6,148	$—	$408,095
Entertainment and merchandise sales	469,741	16,864	10,410	—	497,015
Total Company venue sales	822,941	65,611	16,558	—	905,110
Franchise fees and royalties	2,280	15,199	—	—	17,479
International Association assessments and other fees	995	24,591	43,829	(69,415)	—
Total revenues	826,216	105,401	60,387	(69,415)	922,589
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	89,772	12,527	2,135	—	104,434
Cost of entertainment and merchandise	29,147	1,729	643	—	31,519
Total cost of food, beverage, entertainment and merchandise	118,919	14,256	2,778	—	135,953
Labor expenses	230,113	14,968	5,503	—	250,584
Depreciation and amortization	109,307	3,856	2,073	—	115,236
Rent expense	88,773	5,363	2,533	—	96,669
Other venue operating expenses	155,366	9,017	4,308	(25,613)	143,078
Total Company venue operating costs	702,478	47,460	17,195	(25,613)	741,520
Advertising expense	46,136	4,014	40,798	(43,802)	47,146
General and administrative expenses	20,939	44,446	618	—	66,003
Transaction, severance and related litigation costs	6	11,908	—	—	11,914
Asset Impairment	766	20	89	—	875
Total operating costs and expenses	770,325	107,848	58,700	(69,415)	867,458
Operating income (loss)	55,891	(2,447)	1,687	—	55,131
Equity in earnings (loss) in affiliates	(4,654)	—	—	4,654	—
Interest expense	65,775	4,288	519	—	70,582
Income (loss) before income taxes	(14,538)	(6,735)	1,168	4,654	(15,451)
Income tax expense (benefit)	(2,028)	(1,575)	662	—	(2,941)
Net income (loss)	$(12,510)	$(5,160)	$506	$4,654	$(12,510)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,403)	—	(2,403)	2,403	(2,403)
Comprehensive income (loss)	$(14,913)	$(5,160)	$(1,897)	$7,057	$(14,913)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$293,407	$8,259	$6,030	$—	$307,696
Entertainment and merchandise sales	391,818	2,490	10,094	—	404,402
Total company venue sales	685,225	10,749	16,124	—	712,098
Franchise fees and royalties	1,813	4,670	—	—	6,483
International Association assessments and other fees	1,006	1,233	37,388	(39,627)	—
Total revenues	688,044	16,652	53,512	(39,627)	718,581
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	75,772	2,324	1,900	—	79,996
Cost of entertainment and merchandise	23,832	244	660	(128)	24,608
Total cost of food, beverage, entertainment and merchandise	99,604	2,568	2,560	(128)	104,604
Labor expenses	192,651	2,922	5,282	—	200,855
Depreciation and amortization	111,816	1,197	2,938	—	115,951
Rent expense	73,337	938	2,423	—	76,698
Other venue operating expenses	112,669	2,445	3,410	1,372	119,896
Total company venue operating costs	590,077	10,070	16,613	1,244	618,004
Advertising expense	38,511	638	31,712	(37,159)	33,702
General and administrative expenses	18,414	32,389	1,091	(3,712)	48,182
Transaction, severance and related litigation costs	40,998	9,547	—	—	50,545
Asset Impairment	40	3	364	—	407
Total operating costs and expenses	688,040	52,647	49,780	(39,627)	750,840
Operating income (loss)	4	(35,995)	3,732	—	(32,259)
Equity in earnings (loss) in affiliates	(36,988)	—	—	36,988	—
Interest expense (income)	59,644	770	538	—	60,952
Income (loss) before income taxes	(96,628)	(36,765)	3,194	36,988	(93,211)
Income tax expense (benefit)	(34,540)	2,441	976	—	(31,123)
Net income (loss)	$(62,088)	$(39,206)	$2,218	$36,988	$(62,088)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(913)	—	(913)	913	(913)
Comprehensive income (loss)	$(63,001)	$(39,206)	$1,305	$37,901	$(63,001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$49,803	$32	$1,062	$—	$50,897
Entertainment and merchandise sales	61,082	—	1,577	—	62,659
Total company venue sales	110,885	32	2,639	—	113,556
Franchise fees and royalties	353	334	—	—	687
International Association assessments and other fees	—	4,558	6,095	(10,653)	—
Total revenues	111,238	4,924	8,734	(10,653)	114,243
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	11,924	25	336	—	12,285
Cost of entertainment and merchandise	3,618	—	131	(20)	3,729
Total cost of food, beverage, entertainment and merchandise	15,542	25	467	(20)	16,014
Labor expenses	31,107	—	891	—	31,998
Depreciation and amortization	9,430	—	303	—	9,733
Rent expense	11,962	—	403	—	12,365
Other venue operating expenses	20,193	(44)	(82)	(4,307)	15,760
Total company venue operating costs	88,234	(19)	1,982	(4,327)	85,870
Advertising expense	6,144	17	5,853	(6,111)	5,903
General and administrative expenses	4,124	3,863	191	(215)	7,963
Transaction, severance and related litigation costs	1,800	9,834	—	—	11,634
Asset impairment	—	—	—	—	—
Total operating costs and expenses	100,302	13,695	8,026	(10,653)	111,370
Operating income (loss)	10,936	(8,771)	708	—	2,873
Equity in earnings (loss) in affiliates	(4,523)	—	—	4,523	—
Interest expense (income)	1,822	(771)	100	—	1,151
Income (loss) before income taxes	4,591	(8,000)	608	4,523	1,722
Income tax expense (benefit)	3,887	(3,040)	171	—	1,018
Net income (loss)	$704	$(4,960)	$437	$4,523	$704

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(541)	$—	$(541)	$541	$(541)
Comprehensive income (loss)	$163	$(4,960)	$(104)	$5,064	$163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2016
(in thousands)

	Successor
	Issuer		Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$73,722		$44,608	$357	$—	$118,687

Cash flows from investing activities:
Purchases of property and equipment	(69,827)		(18,439)	(414)	—	(88,680)
Development of internal use software	(7,671)		(2,784)	—	—	(10,455)
Proceeds from sale of property and equipment	696		—	—	—	696
Cash flows provided by (used in) investing activities	(76,802)		(21,223)	(414)	—	(98,439)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—	—	—	(7,600)
Repayments on note payable	—		(50)	—	—	(50)
Intercompany note	23,974		(23,974)	—	—	—
Payments on capital lease obligations	(417)		—	(4)	—	(421)
Payments on sale leaseback transactions	(2,028)	—	—	—	—	(2,028)
Excess tax benefit realized from stock-based compensation	4		—	—	—	4
Cash flows provided by (used in) financing activities	13,933		(24,024)	(4)	—	(10,095)
Effect of foreign exchange rate changes on cash	—		—	216	—	216

Change in cash and cash equivalents	10,853		(639)	155	—	10,369
Cash and cash equivalents at beginning of period	42,235		1,797	6,622	—	50,654
Cash and cash equivalents at end of period	$53,088		$1,158	$6,777	$—	$61,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2015
(in thousands)

	Successor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$95,659		$(492)		$5,446		$—		$100,613

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)		—		—		—		(663)
Intercompany note	2,393		2,925		—		(5,318)		—
Purchases of property and equipment	(65,070)		(6,028)		(1,936)		—		(73,034)
Development of internal use software	(2,018)		(2,784)		—		—		(4,802)
Proceeds from sale of property and equipment	308		—		—		—		308
Cash flows provided by (used in) investing activities	(65,050)	—	(5,887)	—	(1,936)	—	(5,318)	—	(78,191)

Cash flows from financing activities:
Repayments on senior term loan	(9,500)		—		—		—		(9,500)
Repayments on notes payable	—		(49)		—		—		(49)
Intercompany note	(3,847)		1,798		(3,269)		5,318		—
Payments on capital lease obligations	(402)		—		(3)		—		(405)
Payments on sale leaseback transactions	(1,663)		—		—		—		(1,663)
Dividends paid	(70,000)		—		—		—		(70,000)
Excess tax benefit realized from stock-based compensation	18		—		—		—		18
Cash flows provided by (used in) financing activities	(85,394)		1,749		(3,272)		5,318		(81,599)
Effect of foreign exchange rate changes on cash	—		—		(1,163)		—		(1,163)

Change in cash and cash equivalents	(54,785)		(4,630)		(925)		—		(60,340)
Cash and cash equivalents at beginning of period	97,020		6,427		7,547		—		110,994
Cash and cash equivalents at end of period	$42,235		$1,797		$6,622		$—		$50,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 317 Day Period Ended December 28, 2014
(in thousands)

	Successor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$70,034		$(24,166)		$2,223		$—		$48,091

Cash flows from investing activities:
Acquisition of Predecessor	(946,898)		—		—		—		(946,898)
Acquisition of franchise	—		(1,529)		—		—		(1,529)
Acquisition of Peter Piper Pizza	(118,409)		5,267		—		—		(113,142)
Intercompany note	—		375,539		—		(375,539)		—
Purchases of property and equipment	(55,299)		(4,136)		(1,593)		—		(61,028)
Development of internal use software	—		(2,130)		—		—		(2,130)
Proceeds from sale of property and equipment	23		419		—		—		442
Cash flows provided by (used in) investing activities	(1,120,583)	—	373,430	—	(1,593)	—	(375,539)	—	(1,124,285)

Cash flows from financing activities:
Net proceeds from senior term loan, net of original issue discount	756,200		—		—		—		756,200
Net proceeds from senior notes	255,000		—		—		—		255,000
Repayment of Predecessor Facility	—		(348,000)		—		—		(348,000)
Repayments on senior term loan	(3,800)		(7)		—		—		(3,807)
Intercompany note	(375,539)		5,050		(5,050)		375,539		—
Proceeds from financing sale-leaseback transaction	183,685		—		—		—		183,685
Payment of debt financing costs	(27,575)		—		—		—		(27,575)
Payments on capital lease obligations	(297)		—		—		—		(297)
Payments on sale leaseback transactions	(742)		—		—		—		(742)
Dividends paid	(890)		—		—		—		(890)
Excess tax benefit realized from stock-based compensation	4,874		—		—		—		4,874
Equity contribution	350,000		—		—		—		350,000
Cash flows provided by (used in) financing activities	1,140,916	—	(342,957)	—	(5,050)	—	375,539	—	1,168,448
Effect of foreign exchange rate changes on cash	—		—		(444)		—		(444)

Change in cash and cash equivalents	90,367	—	6,307	—	(4,864)	—	—	—	91,810
Cash and cash equivalents at beginning of period	6,653		120		12,411		—		19,184
Cash and cash equivalents at end of period	$97,020		$6,427		$7,547		$—		$110,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the 47 Day Period Ended February 14, 2014
(in thousands)

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$(12,224)	$29,906	$4,632	$—	$22,314

Cash flows from investing activities:
Intercompany note	—	(17,601)	—	17,601	—
Purchases of property and equipment	(8,538)	(1,082)	(90)	—	(9,710)
Proceeds from sale of property and equipment	(2)	53	—	—	51
Cash flows provided by (used in) investing activities	(8,540)	(18,630)	(90)	17,601	(9,659)

Cash flows from financing activities:
Net repayments on revolving credit facility	—	(13,500)	—	—	(13,500)
Intercompany note	17,571	430	(400)	(17,601)	—
Payments on capital lease obligations	(153)	—	(11)	—	(164)
Dividends paid	(38)	—	—	—	(38)
Restricted stock returned for payment of taxes	(142)	—	—	—	(142)
Cash flows provided by (used in) financing activities	17,238	(13,070)	(411)	(17,601)	(13,844)
Effect of foreign exchange rate changes on cash	—	—	(313)	—	(313)

Change in cash and cash equivalents	(3,526)	(1,794)	3,818	—	(1,502)
Cash and cash equivalents at beginning of period	10,177	1,914	8,595	—	20,686
Cash and cash equivalents at end of period	$6,651	$120	$12,413	$—	$19,184

Note 20. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2016 and 2015:

	Quarters in Fiscal Year 2016
	Successor
	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
	(in thousands)
Food and beverage sales	$122,202	$97,404	$101,984	$93,469
Entertainment and merchandise sales	147,557	114,657	121,764	106,277
Company venue sales	269,759	212,061	223,748	199,746
Franchise fees and royalties	4,559	4,560	4,322	4,898
Total revenues	$274,318	$216,621	$228,070	$204,644
Operating income (loss)	$46,348	$3,627	$12,547	$(1,070)
Income (loss) before income taxes	$29,287	$(13,494)	$(4,690)	$(17,396)
Net income (loss)	$17,915	$(9,052)	$(2,404)	$(10,126)

	Quarters in Fiscal Year 2015 (1)
	Successor

	March 29, 2015	June 28, 2015	Sept. 27, 2015	January 3, 2016
	(in thousands, except per share data)
Food and beverage sales	$116,537	$94,145	$98,243	$99,170
Entertainment and merchandise sales	144,744	113,861	118,753	119,657
Company venue sales	261,281	208,006	216,996	218,827
Franchise fees and royalties	4,227	4,073	4,941	4,238
Total revenues	$265,508	$212,079	$221,937	$223,065
Operating income (loss)	$44,687	$(188)	$12,499	$(1,867)
Income (loss) before income taxes	$27,188	$(17,512)	$(4,710)	$(20,417)
Net income (loss)	$14,742	$(9,892)	$(3,202)	$(14,158)
 ______________________

(1)	Our 2015 fiscal year consisted of 53 weeks. Each quarterly period has 13 weeks, except for the fourth quarterly period ended January 3, 2016 which has 14 weeks.

Quarterly operating results are not necessarily representative of operations for a full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2017 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of January 1, 2017 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended January 1, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in 2014, we began the implementation of a financial system to upgrade our general ledger and reporting tools. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.
ITEM 9B. Other Information.
None.

ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of four members, including our Chief Executive Officer, one partner of Apollo, one principal of Apollo and one additional member.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

Thomas Leverton	45	Chief Executive Officer and Director
J. Roger Cardinale	57	President
Dale R. Black	53	Executive Vice President and Chief Financial Officer
Lance A. Milken	41	Director
Michael Diverio	34	Director
Allen R. Weiss	62	Director

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

Michael Diverio became a member of our Board in January 2017. Mr. Diverio is a Principal of Apollo, having joined in March 2016. Prior to Apollo, Mr. Diverio was a Vice-President at Littlejohn & Co., LLC, from 2013 to 2016. From 2007 to 2011, he was a Senior Associate at Court Square Capital Partners. Prior to Court Square Capital Partners, he was a member of the Investment Banking Division of Morgan Stanley. Mr. Diverio was selected to serve on our Board because he provides valuable insight on strategic and business matters, stemming from his experience analyzing, making and managing investments in public and private companies.

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
Audit Committee
The Audit Committee is composed of three directors: Lance Milken, Michael Diverio and Allen Weiss. Daniel Flesh, who resigned as a director of the Company effective January 27, 2017, served on the Audit Committee through the date of his resignation. The primary role of the Audit Committee is to provide financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance or certifications as to our financial statements or as to the work of our independent registered public accounting firm. The Audit Committee is directly responsible for the selection, engagement, compensation, retention and oversight of our independent registered public accounting firm. The Board has also determined that each member of the Audit Committee is financially literate.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com. The Audit Committee met four times in 2016.

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
Compensation Committee
The Compensation Committee is composed of three directors: Lance Milken, Michael Diverio and Allen Weiss. Daniel Flesh, who resigned as a director of the Company effective January 27, 2017, served on the Compensation Committee through the date of his resignation. The Compensation Committee is responsible for approving the compensation, including performance bonuses, payable to the executive officers of the Company, and administering the Company’s equity compensation plans.

The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee met twice in 2016.

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
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 1, 2017, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On January 1, 2017, there were 200 shares of the Company’s common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
Queso Holdings Inc. (1)	200	100%
Thomas Leverton	—	—
J. Roger Cardinale	—	—
Dale R. Black	—	—
Lance A. Milken	—	—
Michael Diverio	—	—
Allen R. Weiss	—	—
Directors and Executive Officers as a Group (6 persons)	—	—
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
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended January 1, 2017 and January 3, 2016. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2016 and 2015 fiscal years:

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$628,500	$553,000
Audit-related Fees (2)	5,500	5,500
Tax fees (3)	—	—
All other fees (4)	2,000	2,000
Total	$636,000	$560,500
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

Dated: March 15, 2017	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Leverton	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
Thomas Leverton

/s/ Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2017
Dale R. Black

/s/ Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	March 15, 2017
Laurie E. Priest

*	Director	March 15, 2017
Lance A. Milken

*	Director	March 15, 2017
Michael Diverio

*	Director	March 15, 2017
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.	Senior Vice President and General Counsel	March 15, 2017
Rodolfo Rodriguez, Jr.

EXHIBIT INDEX

Exhibit Number	Description
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