Form 10-K/A
period 2017-01-01
CEC ENTERTAINMENT INC
filed 2017-05-01
CIK 813920

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

Explanatory Note
CEC Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended January 1, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the “Original Form 10-K”), in accordance with General Instruction G(3) to Form 10-K. Also, the list of exhibits has been amended to indicate that exhibits 10.12 and 10.13 are incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016.
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
Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan, “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 1. “Business”, Part 1, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Original Form 10-K filed with the SEC on March 16, 2017, and include, among other things, statements relating to:

•	our strategy, outlook and growth prospects;

•	our operational and financial targets and dividend policy;

•	our planned expansion of the venue base and the implementation of the new design in our existing venues;

•	general economic trends and trends in the industry and markets; and

•	the competitive environment in which we operate.
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of the Company’s Original Form 10-K filed with the SEC on March 16, 2017.
The forward-looking statements made in this report reflect our views with respect to future events as of the date of this report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. We anticipate that subsequent events and developments will cause our views to change. This report should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 11. Executive and Director Compensation

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a “smaller reporting company.”
Summary Compensation Table
The Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers in Fiscal 2016 for services rendered in all capacities during Fiscal 2016, Fiscal 2015 (which consisted of 53 weeks), and Fiscal 2014:

Name and Principal Position	Year	Salary	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)	($)
Thomas Leverton	2016	550,000	—	—	477,400	24,000	1,051,400
Chief Executive Officer	2015	550,000	—	—	266,750	170,474	987,224
	2014	232,692	242,600	875,185	—	10,154	1,360,631
J. Roger Cardinale	2016	485,000	—	—	406,430	18,000	909,430
President	2015	485,000	—	—	225,525	313,866	1,024,391
	2014	408,846	—	583,454	164,912	83,118	1,240,330
Dale Black (1)	2016	400,000	—	—	320,160	70,893	791,053
Chief Financial Officer	2015	30,769	—	333,563	14,923	—	379,255
__________________________

(1)	Mr. Black began his employment with CEC Entertainment in December 2015.

(2)
These columns represent the grant date fair value, as computed in accordance with FASB ASC Topic 718, of awards of restricted shares and stock options granted to our named executive officers in Fiscal years 2015 and 2014. For further discussion on the valuation assumptions used with respect to the stock option awards granted in 2015 and 2014, refer to Note 16. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K. See “-Outstanding Equity Awards at 2016 Fiscal Year‑End” and “-Potential Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options,” below for more information about the terms of these equity awards.

(3)	See “-Narrative Disclosure To Summary Compensation Table - Non Equity Incentive Plan Compensation,” below for more information about the terms of these awards.
(4)See the table below for additional information about the compensation included under “All Other Compensation” for 2016, 2015 and 2014.

Name	Year	Car Allowance/Car Insurance	Moving Expense Reimbursement	Cash Dividends	Total
		($)	($)	($)	($)
Thomas Leverton	2016	24,000	—	—	24,000
	2015	24,000	—	146,474	170,474
	2014	10,154	—	—	10,154
J. Roger Cardinale	2016	18,000	—	—	18,000
	2015	18,000	—	295,866	313,866
	2014	1,723	—	63,395	65,118
Dale Black	2016	—	70,893	—	70,893
	2015	—	—	—	—

Narrative Disclosure to Summary Compensation Table
Employment Agreements with Named Executive Officers
On July 30, 2014, CEC Entertainment entered into employment agreements with Messrs. Leverton and Cardinale, and, on November 20, 2015, the Company entered into an employment agreement with Mr. Black. Each of these agreements contains substantially similar terms and conditions of employment, including a five year term. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, and $400,000 for Mr. Black. The agreements also provide for maximum annual bonus opportunities equal to 150% of the named executives officer’s respective base salary. Finally, all of our named executive officers are entitled to receive, pursuant to the terms of their employment agreements, employee benefits provided to senior executives of the Company.
Under each employment agreement, if the executive is terminated by the Company without “cause” or resigns for “good reason” during the “employment period” (each as defined in the employment agreement), then, subject to his execution, delivery, and non‑revocation of a release of claims in favor of the Company, the executive will be entitled to receive a lump-sum payment of cash severance equal to the sum of his base salary and the annual bonus paid or to be paid with respect to the fiscal year completed most recently prior to the employment termination date. Each employment agreement also provides for certain restrictive covenants, including 12-month post-termination noncompetition and nonsolicitation covenants.
The employment agreements also (a) required that each named executive officer purchase common stock of Parent having an aggregate value as of the date of purchase equal to $1,500,000, in the case of Mr. Cardinale, $500,000, in the case of Mr. Leverton, and $350,000, in the case of Mr. Black; (b) provided for a one‑time grant of stock options to purchase common stock of Parent representing a percentage of the fully diluted shares of common stock of Parent equal to 1.50% (580,875 shares), in the case of Mr. Leverton, 1.00% (387,249 shares), in the case of Mr. Cardinale, and 0.545% (211,116 shares), in the case of Mr. Black; and (c) for Mr. Leverton only, provided for a one‑time award of restricted shares of Parent having an aggregate grant date value equal to $550,000, prorated for the number of days he served during 2014 (which reduced, dollar-for-dollar, his annual bonus for 2014). All such equity awards were granted pursuant to the terms of the Queso Holdings Inc. 2014 Equity Incentive Plan (the “Equity Incentive Plan”) and award agreements. Each of Messrs. Leverton and Cardinale purchased common stock of Parent and was granted an option to purchase common stock of Parent on August 21, 2014. Mr. Black purchased common stock of Parent and was granted an option to purchase common stock of Parent on December 7, 2015.
The awards of stock options to each of our named executive officers remain subject to certain service- and performance-based vesting criteria, and are eligible for accelerated vesting in the event of certain terminations of employment within a specified period following a sale of Parent. (See “-Potential Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options,” below.) The award of restricted shares granted to Mr. Leverton vested in full on March 10, 2015.
In connection with the purchase of the shares of Parent and the grant of stock options, each of our named executive officers became a party to an investor rights agreement among CEC Entertainment, AP VIII CEC Holdings, LP f/k/a AP VIII Queso Holdings, L.P., an affiliate of our sponsor, and other shareholder parties. The shares purchased by the executive or received by the executive upon exercise of a vested option or lapse of forfeiture conditions on restricted shares are subject to repurchase by Parent under certain circumstances.
Non-Equity Incentive Plan Compensation
For 2016, the Compensation Committee determined that growth in comparable venue sales, revenues, free cash flow, and pro forma Adjusted EBITDA (as defined in the Incentive Bonus Plan, referred to herein as “Comp. Adjusted EBITDA”) were appropriate quantitative measures of CEC Entertainment’s performance, for purposes of determining the incentive compensation to be awarded to each of our named executive officers under the 2016 Incentive Bonus Plan (the “Incentive Bonus Plan”). The Compensation Committee also determined that the Incentive Bonus Plan should have a discretionary component to reward individual performance. In no event would a cash bonus be paid under the Incentive Bonus Plan with respect to any given performance measure unless certain minimum targets for the fiscal year as predetermined by the Compensation Committee were attained.

For 2016, the actual bonus earned by an eligible employee was equal to the employee’s gross base earnings for the year (which was equal to the gross salary paid to the employee during fiscal year 2016), multiplied by his or her target bonus percentage, multiplied by the sum of the multipliers for each of the following five measurable components, each measured for the Company, of the Incentive Bonus Plan: (i) Comp. Adjusted EBITDA, (ii) free cash flow, (iii) comparable venue sales change, (iv) revenues, and (v) a discretionary portion that is based on the employee’s individual performance. These five components were weighted as follows:

Metric	Total Bonus %
Comp. Adjusted EBITDA (1)	40%
Free cash flow (2)	20%
Comparable venue sales change	10%
Revenues	10%
Discretionary	20%
Total	100%
_______________

(1)	Comp. Adjusted EBITDA represents Adjusted EBITDA including the change in deferred amusement revenue of approximately $4.4 million, for a total of $212.3 million.

(2)	Free cash flow represents Comp. Adjusted EBITDA less total capital expenditures.
For 2016, the Compensation Committee set the target, minimum, and maximum levels for payout eligibility under each of the quantitative components of the Incentive Bonus Plan as follows (all dollar figures are in millions):

Metric	Minimum (1)	Target	Maximum (2)

Comp. Adjusted EBITDA	$205.0	$216.2	$225.0
Free cash flow	$102.5	$113.7	$122.5
Comparable venue sales change	0.6%	3.2%	5.5%
Revenues	$903.4	$924.6	$934.8
_______________

(1)	If the minimum quantitative component of each Incentive Bonus Plan were achieved, the bonus payout, as a percentage of target, would be 10%.

(2)	The maximum bonus payout on the quantitative components of the Incentive Bonus Plan, as a percentage of target, is 150%.
If the actual quantitative component achieved is either (i) greater than such component’s minimum level but less than its target level or (ii) greater than such component’s target level but less than its maximum level, then the portion of the bonus payable in respect of such component will be calculated based on a linear interpolation.
Actual CEC Entertainment performance on each of the four quantitative measures considered for determination of payment eligibility in the Incentive Bonus Plan was as follows:

Metric	2016 Actuals
($ in millions)
Comp. Adjusted EBITDA	$212.3
Free cash flow	$113.9
Comparable venue sales change	3.0%
Revenues	$923.7
The Company’s Comp. Adjusted EBITDA of $212.3 million resulted in a payout equal to 68.8% of the target for that component under the Incentive Bonus Plan. As this metric could contribute up to 40% of the total bonus available under the Incentive Bonus Plan, the actual payout for Comp. Adjusted EBITDA component was 27.5% of an eligible employees’ target bonus (68.8% x 40% = 27.5%). Similarly, the Company’s free cash flow of $113.9 million resulted in a payout equal to 101.3% of the target for that component under the Incentive Bonus Plan. As this metric could contribute up to 20% of the total bonus available under the Incentive Bonus Plan, actual payout for the free cash flow component of the Incentive Bonus Plan was 20.3% of eligible employees’ target bonus (101.3% x 20% = 20.3%). Furthermore, the Company’s 3% growth of comparable venue sales resulted in a payout equal to 93.9% of the target for this component of the bonus calculation. As this metric could contribute up to 10% of the total bonus available under the Incentive Bonus Plan, actual payout for the comparable venue sales component was 9.4% of eligible employees’ target bonus (93.9% x 10% = 9.4%). Finally, the Company’s $923.7 million of revenues resulted in a payout equal to 96.2% of the target for this component of the bonus calculation. As this metric could contribute up to 10% of the total bonus available under the Incentive Bonus Plan, actual payout for the Revenues component was 9.6% of eligible employees’ target bonus (96.2% x 10% = 9.6%).
The Incentive Bonus Plan also provides that each employee may be awarded a discretionary bonus of up to 20% of the total target bonus percentage. The percentage of the discretionary bonus component awarded to an employee is decided by the employee’s direct supervisor (or, in the case of our Chief Executive Officer, the Compensation Committee), whose decision is to be guided by the employee’s individual performance during the year, measured by the employee’s achievement of his or her goals that were established in coordination with the supervisor or the Compensation Committee, as applicable at the beginning of the employee’s review period. The discretionary component of the Incentive Bonus Plan cannot be achieved above 100% of target, and many employees were awarded less than 100% of the discretionary portion of the bonus.
Assuming a 100% award of the discretionary portion of the bonus, the maximum payout that an eligible employee could receive would be 86.8% of the employee’s target bonus (27.5% + 20.3% + 9.4% + 9.6% + 20% = 86.8%).
These calculations are set forth in the following table:

		2016 Payout
Metric	% Weighting	Bonus as a % of Target	% of Base
Comp. Adjusted EBITDA	40%	68.8%	27.5%
Free cash flow	20%	101.3%	20.3%
Comparable venue sales change	10%	93.9%	9.4%
Revenue	10%	96.2%	9.6%
Discretionary	20%	100.0%	20.0%
Total	100%		86.8%
Based on these calculations, our named executive officers received the following bonuses under the Incentive Bonus Plan:

Name and Position	2016 Incentive Bonus Plan Payment
Tom Leverton, Chief Executive Officer	$477,400
J. Roger Cardinale, President	$406,430
Dale Black, Chief Financial Officer	$320,160
Indemnification Agreements
The board of directors has authorized the Company to enter into indemnification agreements with certain current and future directors and senior officers of the Company who may be designated from time to time by the board of directors, including each of our named executive officers. The indemnification agreements supplement and clarify existing indemnification provisions of the Company’s Articles of Incorporation and Bylaws and, in general, require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or any other enterprise, to the extent they assumed those responsibilities at the direction of the Company. The indemnification agreements also establish processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.
Outstanding Equity Awards at 2016 Fiscal Year-End
The following table provides information on stock option awards held by our named executive officers as of January 1, 2017, the last day of our 2016 fiscal year (as of January 1, 2017, all restricted shares previously held by our named executive officers had vested). Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option award grant date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Options Exercise Price ($) (2)	Option Expiration Date
Thomas Leverton	77,450	503,425	8.03	02/14/2024
J. Roger Cardinale	51,633	335,616	8.03	02/14/2024
Dale Black	—	211,116	11.36	11/20/2025
___________________________

(1)
Under the Queso Holdings Inc. Equity Incentive Plan Stock Option Agreement (the “Option Agreement”), which each named executive officer signed as a condition of receiving option grants from Parent, each of our named executive officers was awarded three tranches of stock options (with each of Tranche A, Tranche B, and Tranche C equal to 1/3 of the total grant). As to Messrs. Leverton and Cardinale, Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. Mr. Black’s Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2016. Tranche B stock options vest and become exercisable if AP VIII CEC Holdings, L.P. (f/k/a AP VIII Queso Holdings, L.P.), an affiliate of our sponsor, and its affiliates realize a compounded annual internal rate of return (“Investor IRR”) of at least 20% and a multiple on invested capital (“MOIC”) of at least 2.0x (with such Investor IRR and MOIC to be calculated in accordance with the methodology set forth in the Equity Incentive Plan). Tranche C stock options vest and become exercisable if AP VIII CEC Holdings, L.P., an affiliate of our sponsor, and its affiliates realize an Investor IRR of at least 25% and an MOIC of at least 3.0x. For a description of the treatment of the stock option in the event of an initial public offering or change in control, please see the description below under the heading “- Potential Payments Upon Termination or Change in Control - Accelerated Vesting of Stock Options; Option to Repurchase Stock. As of the same date, none of our named executive officers’ Tranche B and C stock options had vested.

(2) The listed stock option exercise prices reflect adjustments taking into account dividends paid in 2015.
Potential Payments Upon Termination or Change in Control
Severance Benefits
As described above, the employment agreements with each of Messrs. Leverton, Cardinale, and Black provide for severance benefits upon a termination by the Company without “cause” or upon a resignation by the named executive officer with “good reason,” in either case consisting of a lump-sum payment equal to the sum of one year of base salary plus the annual bonus paid to the named executive officer in respect of the most recently completed fiscal year. “Good reason” is defined as the occurrence of any of the following: (i) any reduction in base salary (or in the case of Mr. Leverton, reduction in base salary or maximum bonus opportunity), (ii) any material breach by the Company of the executive’s employment agreement, and (iii) a forced relocation of more than 50 miles from the executive’s principal place of employment. In any event, the right to receive any such severance is conditioned upon the execution, delivery, and non-revocation by the executive of a comprehensive release of claims in favor of the Company.
Accelerated Vesting of Stock Options; Option to Repurchase Stock
The Option Agreements signed by Messrs. Leverton and Cardinale provide that any Tranche A stock options that have not vested at the time of a termination of employment for any reason other than certain qualifying terminations of employment that occur within 6 months following a change in control will be canceled for no consideration. In the event of a change in control, however, any unvested Tranche A stock options are to be canceled and converted into a right to receive an amount of cash equal to the aggregate spread value of such unvested stock options at the time of the transaction (the “Converted Award”), which amount shall be contributed to a rabbi trust and is payable on the six-month anniversary of the change in control (or, if earlier, the original scheduled vesting date), as long as the named executive officer is still employed at that time. If the employment of Mr. Leverton or Mr. Cardinale, as applicable, is terminated without “cause” or by the executive for “good reason” (as each such term is defined in such executive’s employment agreement) before the six month anniversary of the change in control, however, any then-outstanding portion of the Converted Award shall be released from the rabbi trust and paid within 10 days following such termination of employment.
The Option Agreement signed by Mr. Black provides that any Tranche A stock options that have not vested at the time of a termination of Mr. Black’s employment for any reason other than a termination of employment without “cause” that occurs within 12 months following a change in control will be canceled for no consideration. In the event of a change in control, however, any unvested Tranche A stock options held by Mr. Black will vest and become exercisable on the first anniversary of the change in control, as long as Mr. Black is still employed at that time. If Mr. Black is terminated without ‘‘cause’’ (as such term is defined in Mr. Blacks’ Option Agreement) before the first anniversary of the change in control, however, any then-unvested Tranche A stock options shall automatically become vested and exercisable as of the date of such termination.

The Option Agreements for all of our named executive officers provide that any Tranche B and C stock options that have not vested prior to, or become vested, at the time of a change in control are to be canceled as of that date for no consideration.
In the event of an initial public offering, the original stock options vesting schedule for all stock options held by our named executive officers shall hold, with the exception that if any Tranche B or Tranche C stock options vest as a result of achievement of the applicable performance targets in such initial public offering, 50% of such stock options shall be exercisable upon the consummation of such offering, with the remaining 50% becoming exercisable on the later of (A) the first anniversary of the offering and (B) the third anniversary of the grant date, subject to the applicable named executive officer’s continued employment through the applicable date.
If the employment of our named executive officer is terminated for any reason other than ‘‘cause’’ independent of a change in control or initial public offering, all unvested stock options held by such named executive officer at the time of the termination of his employment will be canceled for no consideration, but vested stock options may be exercised for a defined period after the termination. A termination for ‘‘cause’’ will result in termination of all stock options, including those that have vested.
Each of Messrs. Leverton, Cardinale, and Black also signed an “Investor Rights Agreement” as a condition of purchasing common stock of Parent pursuant to his employment agreement. That agreement provides that Parent or its designee may repurchase such stock from the officer in the event of termination of his employment prior to a public offering by Parent. If the executive’s termination is for any reason other than (i) by the Company for “cause” (as that term is defined in the Investor Rights Agreement), or (ii) a voluntary resignation by the executive, then the price that the Company or its designee will pay for the stock will be the fair market value of the stock as of the termination date. If the termination is by the Company for “cause,” or by the executive for any reason, the price to be paid will be the lesser of the fair market value of the stock as of the termination date and the amount originally paid by the shareholder to acquire the shares, less any amount per share of any dividends or other distributions paid or payable to the shareholder since share purchase. Following the same framework, the Option Agreement allows the Company the same right (but not obligation) to repurchase any shares of common stock acquired by our named executive officers through option exercise.
As of January 1, 2017, 40% of the Tranche A stock options granted to Messrs. Leverton and Cardinale had vested, so in the event of their termination as of that date for any reason (other than a termination for cause) and absent a change in control, these vested stock options would be available for exercise. Under the Option Agreement, such stock options remain exercisable as follows: (a) in the event of death or disability of the named executive officer, by the earlier of (1) one year following such termination and (2) the expiration of the option term; and (b) for all other terminations, by the earlier of (1) 90 days following such termination and (2) the expiration of the option term. As of January 1, 2017, none of the Tranche A stock options granted to Mr. Black had yet vested.
If, in connection with a change in control, any of our named executive officer’s employment had been terminated by the Company without cause as of January 1, 2017 (or, in the case of Messrs. Leverton and Cardinale only, as a result of a resignation for good reason), the executive’s Tranche A stock options would have vested in full.

In summary, therefore, assuming a severance-eligible termination as of January 1, 2017, each of our named executives would have been entitled to the following:

Name	Resignation with Good Reason	Termination Without Cause	Terminated Without Cause or Resignation with Good Reason Following a Change in Control
	($)	($)	($)
Thomas Leverton:
• Salary	550,000	550,000	550,000
• Non-Equity Incentive Plan Compensation	477,400	477,400	477,400
• Accelerated payment of the Converted Award (1)	—	—	793,475
Totals	1,027,400	1,027,400	1,820,875

J. Roger Cardinale
• Salary	485,000	485,000	485,000
• Non-Equity Incentive Plan Compensation	406,430	406,430	406,430
• Accelerated payment of the Converted Award (1)	—	—	528,984
Totals	891,430	891,430	1,420,414

Dale R. Black
• Salary	400,000	400,000	400,000
• Non-Equity Incentive Plan Compensation	320,160	320,160	320,160
• Accelerated vesting of unvested Tranche A stock options (without cause termination only) (2)	—	—	246,302
Totals	720,160	720,160	966,462
________________________

(1)
Subject to the continued employment of Messrs. Leverton and Cardinale, as applicable, any portion of the Converted Awarded (i.e., the spread value of Tranche A stock options in a change in control) is payable on the six-month anniversary of such transaction. If, however, the employment of Mr. Leverton or Mr. Cardinale, as applicable, is terminated without cause or due to a resignation with good reason prior to such date, such named executive officer would be eligible to accelerated payment of the Converted Award.

(2)
Subject to Mr. Black’s continued employment, all unvested Tranche A stock options of Mr. Black will vest in full on the first anniversary of a change in control. If Mr. Black’s employment is terminated without cause prior to such date, he would be eligible to accelerated vesting of his Tranche A stock options.

DIRECTOR COMPENSATION
We compensate Allen Weiss for his services on our board of directors with an annual retainer fee of $100,000. All other members of our board of directors receive no compensation. We reimburse our directors for travel expenses to and from our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors.
The following table sets forth information concerning fees and other amounts earned or paid to each non-employee director of the Company during fiscal 2016:
Director Compensation for Fiscal 2016

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(4)	($)	($)	($)	($)
Lance A. Milken (2)	—	—	—	—	—
James Chambers (3)	—	—	—	—	—
Daniel E. Flesh (2)	—	—	—	—	—
Allen R. Weiss (2)	100,000	—	—	—	100,000
____________________

(1)	Mr. Leverton has been excluded from this table because his compensation is fully reflected in the Summary Compensation Table for executive officers.

(2)
During Fiscal 2016, Messrs. Milken and Flesh were both employees of Apollo and were not awarded any compensation for their board of directors and committee service. The Company is only compensating Mr. Weiss, the sole independent director of the board of directors, for his board of directors and committee service. Mr. Flesh resigned from the board of directors in January 2017.

(3)
Mr. Chambers, who resigned as a director effective February 25, 2016, was an employee of Apollo through the date of his resignation and was therefore not awarded any compensation for his Board of Directors and committee service.

(4)	This column reports the amount of cash compensation earned in 2016 for Board of Directors and committee service.
PART II – OTHER INFORMATION
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

The following information required under this item (other than Exhibit 31.3 and 31.4) were filed as part of the Original Form 10-K:

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

Dated: May 1, 2017	CEC Entertainment, Inc.

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

24.1	Power of attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.1INS to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.1SCH to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.1CAL to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.1DEF to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.1LAB to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.1PRE to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 16, 2017)

__________________
*    Filed herewith.