Form 10-Q
period 2017-04-02
CEC ENTERTAINMENT INC
filed 2017-05-10
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$94,926	$61,023
Restricted cash	276	268
Accounts receivable	16,007	20,495
Inventories	24,104	21,677
Prepaid expenses	25,195	21,498
Total current assets	160,508	124,961
Property and equipment, net	588,531	592,886
Goodwill	483,876	483,876
Intangible assets, net	483,137	484,083
Other noncurrent assets	23,167	24,306
Total assets	$1,739,219	$1,710,112
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,613
Capital lease obligations, current portion	507	467
Accounts payable	39,652	33,202
Accrued expenses	48,369	40,098
Unearned revenues	19,522	16,381
Accrued interest	3,035	8,155
Other current liabilities	4,378	4,275
Total current liabilities	123,063	110,191
Capital lease obligations, less current portion	13,457	13,602
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	967,503	968,266
Deferred tax liability	185,418	186,290
Accrued insurance	7,940	9,183
Other noncurrent liabilities	216,893	216,575
Total liabilities	1,514,274	1,504,107
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of April 2, 2017 and January 1, 2017	—	—
Capital in excess of par value	358,767	357,166
Accumulated deficit	(131,045)	(148,265)
Accumulated other comprehensive loss	(2,777)	(2,896)
Total stockholder’s equity	224,945	206,005
Total liabilities and stockholder’s equity	$1,739,219	$1,710,112

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
REVENUES:
Food and beverage sales	$124,419	$122,202
Entertainment and merchandise sales	135,917	147,557
Total company venue sales	260,336	269,759
Franchise fees and royalties	4,623	4,559
Total revenues	264,959	274,318
OPERATING COSTS AND EXPENSES:
Company venue operating costs:
Cost of food and beverage (exclusive of items shown separately below)	28,218	30,521
Cost of entertainment and merchandise (exclusive of items shown separately below)	8,487	8,750
Total cost of food, beverage, entertainment and merchandise	36,705	39,271
Labor expenses	66,388	69,043
Depreciation and amortization	26,412	27,629
Rent expense	23,319	24,150
Other venue operating expenses	36,750	36,010
Total company venue operating costs	189,574	196,103
Other costs and expenses:
Advertising expense	13,382	13,100
General and administrative expenses	17,264	18,018
Transaction, severance and related litigation costs	80	749
Total operating costs and expenses	220,300	227,970
Operating income	44,659	46,348
Interest expense	17,061	17,061
Income before income taxes	27,598	29,287
Income tax expense	10,378	11,372
Net income	$17,220	$17,915
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net income	$17,220	$17,915
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	119	754
Comprehensive income	$17,339	$18,669
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,220	$17,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,305	28,998
Deferred income taxes	(861)	(8,287)
Stock-based compensation expense	151	135
Amortization of lease related liabilities	(139)	12
Amortization of original issue discount and deferred debt financing costs	1,137	1,136
Loss on asset disposals, net	1,755	2,177
Non-cash rent expense	832	1,730
Other adjustments	1	27
Changes in operating assets and liabilities:
Restricted cash	(8)	(4,142)
Accounts receivable	3,942	5,011
Inventories	(7,624)	(3,287)
Prepaid expenses	(1,316)	(1,899)
Accounts payable	8,821	(7,551)
Accrued expenses	(2,050)	165
Unearned revenues	3,895	316
Accrued interest	(5,079)	(5,951)
Income taxes payable	9,429	16,717
Deferred landlord contributions	384	550
Net cash provided by operating activities	58,795	43,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,793)	(18,823)
Development of internal use software	(1,129)	(3,625)
Proceeds from sale of property and equipment	105	79
Net cash used in investing activities	(23,817)	(22,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(1,900)	(1,900)
Repayments on note payable	(13)	(7)
Payments on capital lease obligations	(106)	(101)
Payments on sale leaseback obligations	(570)	(474)
Excess tax benefit realized from stock-based compensation	—	4

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	1,447	—
Net cash used in financing activities	(1,142)	(2,478)
Effect of foreign exchange rate changes on cash	67	419
Change in cash and cash equivalents	33,903	19,344
Cash and cash equivalents at beginning of period	61,023	50,654
Cash and cash equivalents at end of period	$94,926	$69,998

	Three Months Ended
	April 2, 2017	April 3, 2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,097	$21,994
Income taxes paid, net	$1,809	$2,949
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,805	$783

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment venues in a total of 47 states and 12 foreign countries and territories. Our venues provide our guests with a variety of family entertainment and dining alternatives. All of our venues utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with a mix of food, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our venues. Therefore, we aggregate each venue’s operating performance into one reportable segment for financial reporting purposes.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $0.7 million and $0.6 million for the three months ended April 2, 2017 and April 3, 2016, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of April 2, 2017 and for the three months ended April 2, 2017 and April 3, 2016 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Guidance
Accounting Guidance Adopted:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment requires entities to measure most inventory at the “lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The amendment does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For the Company, this amendment was effective for the fiscal year beginning January 1, 2017. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) . This amendment requires that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and (iii) an entity recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits are classified along with other income tax cash flows as an operating activity. This amendment allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. For the Company, the amendments in this update were effective for the fiscal year beginning January 1, 2017. We have made the accounting policy election to account for forfeitures when they occur. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. The new guidance will be effective for public business entities for annual and interim periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019). Early adoption will be permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
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
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The definition of a business in Topic

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

805, Business Combinations, has often been applied too broadly, resulting in many transactions being recorded as business acquisitions that are more akin to asset acquisitions. This ASU is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. It should be applied prospectively. Early application of the amendments in this update is allowed as follows: (i) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment eliminates Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This ASU is effective for the Company for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2020. An entity should apply the amendments in this update on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $28.3 million and $29.0 million for the three months ended April 2, 2017 and April 3, 2016, respectively, of which $1.9 million and $1.4 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at April 2, 2017:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(6,083)	8,797
Franchise agreements	25	53,300	(5,660)	47,640
		$494,880	$(11,743)	$483,137
__________________

(1)
In connection with the Merger, as defined in Note 10 “Consolidating Guarantor Financial Information”, and the acquisition of Peter Piper Pizza in October 2014, we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings.

Amortization expense related to favorable lease agreements was $0.4 million for the three months ended April 2, 2017 and $0.5 million for the three months ended April 3, 2016 and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended April 2, 2017 and April 3, 2016 and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	April 2, 2017	January 1, 2017
	(in thousands)
Trade and other amounts payable	$30,705	$24,615
Book overdraft	8,947	8,587
Accounts payable	$39,652	$33,202

The book overdraft balance represents checks issued but not yet presented to banks.

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	April 2, 2017	January 1, 2017
	(in thousands)
Term loan facility	$737,200	$739,100
Senior notes	255,000	255,000
Note payable	—	13
Total debt outstanding	992,200	994,113
Less:
Unamortized original issue discount	(2,100)	(2,235)
Deferred financing costs, net	(14,997)	(15,999)
Current portion	(7,600)	(7,613)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$967,503	$968,266

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We were in compliance with the debt covenants in effect as of April 2, 2017 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Notes sections below.
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. As of April 2, 2017 and January 1, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the secured credit facilities.
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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility was subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility was subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facilities stepped down to 3.0%.
During the three months ended April 2, 2017, the federal funds rate ranged from 0.55% to 0.91%, the prime rate ranged from 3.75% to 4.00% and the one-month LIBOR ranged from 0.76% to 0.98%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.6% and 4.7% for the three months ended April 2, 2017 and April 3, 2016, respectively, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.50% per annum and was subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
All obligations under the secured credit facilities are unconditionally guaranteed by our Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of first priority liens with respect to the collateral.
The secured credit facilities also contain customary affirmative and negative covenants, and events of default, which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sel

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

l assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
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
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) issued in a private offering. The senior notes bear interest at a rate 8.000% per year and mature on February 15, 2022. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we could have redeemed (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
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
The indenture contains restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; make certain loans or investments (including acquisitions); (iii)pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (v) sell assets; (vi) enter into certain transactions with our affiliates; (vii) and restrict dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the three months ended April 2, 2017 and 8.3% the three months ended April 3, 2016, which included amortization of debt issuance costs and other fees related to our senior notes.
Interest Expense

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest expense consisted of the following for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
Term loan facility (1)	$7,608	$8,157
Senior notes	5,083	5,157
Capital lease obligations	417	440
Sale leaseback obligations	2,638	2,758
Amortization of debt issuance costs	1,001	1,001
Other	314	(452)
Total interest expense	$17,061	$17,061
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our secured credit facilities and senior notes was 5.5% and 5.6% for the three months ended April 2, 2017 and April 3, 2016, respectively.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information on our financial instruments as of the periods presented:

	April 2, 2017		January 1, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,534	$7,613	$7,623
Long-term portion (2)	982,500	989,683	984,265	993,311
Bank indebtedness and other long-term debt:	$990,100	$997,217	$991,878	$1,000,934
 _________________
(1)    Excluding net deferred financing costs.
(2)    Net of original issue discount.
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
During the three months ended April 2, 2017 and April 3, 2016, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
7. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands, except %)
Federal and state income taxes	$10,098	$11,263
Foreign income taxes(1)	280	109
Income tax expense	$10,378	$11,372
Effective rate	37.6%	38.8%
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate for the three month period ended April 2, 2017 differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits. Our effective income tax rate for three month period ended April 3, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger (see Note 10 “Consolidating Guarantor Financial Information” for a definition of the Merger).
Our quarterly provision for income taxes has historically been calculated using the annual effective rate method which applies an estimated annual effective tax rate to pre-tax income or loss. However, for the three month period ended April 2, 2017, we have used the actual year-to-date effective tax rate (the “discrete method”), as required by ASC 740-270, Accounting

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for Income Taxes-Interim Reporting when a reliable estimate cannot be made. We believe at this time, the use of the discrete method is more appropriate than the annual effective tax rate method due to significant variations in the customary relationship between income tax expense and projected annual pre-tax income or loss which occurs when annual projected pre-tax income or loss nears a relatively small amount in comparison to the differences between income and deductions determined for financial statement purposes versus income tax purposes. Using the discrete method, we have determined our current and deferred income tax expense as if the interim period were an annual period.
Our liability for uncertain tax positions (excluding interest and penalties) was $3.0 million and $3.1 million as of April 2, 2017 and January 1, 2017, respectively, and if recognized would decrease our provision for income taxes by $1.5 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.0 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of April 2, 2017 and January 1, 2017, was $1.2 million. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
8. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Queso Holdings Inc. (“Parent”) authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of April 2, 2017 and the activity for the three months ended April 2, 2017 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 1, 2017	2,400,914	$8.74
Options Granted	53,771	$14.86
Options Forfeited	(21,855)	$12.68
Outstanding stock options, April 2, 2017	2,432,830	$8.96	7.0	$19,512
Stock options expected to vest, April 2, 2017	1,804,267	$8.55	7.0	$15,206
Exercisable stock options, April 2, 2017	428,089	$8.43	7.0	$3,662

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of April 2, 2017, we had $2.1 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 2.2 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
Stock-based compensation costs	$154	$168
Portion capitalized as property and equipment (1)	(3)	(33)
Stock-based compensation expense recognized	$151	$135
Excess tax benefit recognized from exercise of stock-based compensation awards	$—	$4
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the three months ended April 2, 2017:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	17,220	—	17,220
Other comprehensive income	—	—	—	—	119	119
Stock-based compensation costs	—	—	154	—	—	154
Return of capital	—	—	1,447	—	—	1,447
Balance April 2, 2017	200	$—	$358,767	$(131,045)	$(2,777)	$224,945

10. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. merged with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries, which we refer to as the “Merger”. The senior notes issued by CEC Entertainment, Inc. (the “Issuer”), in conjunction with the Merger, are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of April 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$85,204	$2,719	$7,003	$—	$94,926
Restricted cash	—	—	276	—	276
Accounts receivable	12,599	2,814	5,101	(4,507)	16,007
Inventories	20,181	3,639	284	—	24,104
Prepaid expenses	13,458	10,197	1,540	—	25,195
Total current assets	131,442	19,369	14,204	(4,507)	160,508
Property and equipment, net	530,252	51,480	6,799	—	588,531
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	18,539	464,598	—	—	483,137
Intercompany	109,662	—	—	(109,662)	—
Investment in subsidiaries	447,256	—	—	(447,256)	—
Other noncurrent assets	9,999	12,847	321	—	23,167
Total assets	$1,679,612	$599,708	$21,324	$(561,425)	$1,739,219
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	500	—	7	—	507
Accounts payable and accrued expenses	82,638	22,378	5,562	—	110,578
Other current liabilities	3,867	511	—	—	4,378
Total current liabilities	94,605	22,889	5,569	—	123,063
Capital lease obligations, less current portion	13,399	—	58	—	13,457
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	967,503	—	—	—	967,503
Deferred tax liability	167,602	18,975	(1,159)	—	185,418
Intercompany	—	90,554	23,615	(114,169)	—
Other noncurrent liabilities	211,558	12,932	343	—	224,833
Total liabilities	1,454,667	145,350	28,426	(114,169)	1,514,274
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	358,767	466,114	3,241	(469,355)	358,767
Retained earnings (deficit)	(131,045)	(11,756)	(7,566)	19,322	(131,045)
Accumulated other comprehensive income (loss)	(2,777)	—	(2,777)	2,777	(2,777)
Total stockholder's equity	224,945	454,358	(7,102)	(447,256)	224,945
Total liabilities and stockholder's equity	$1,679,612	$599,708	$21,324	$(561,425)	$1,739,219

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of January 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$53,088	$1,158	$6,777	$—	$61,023
Restricted cash	—	—	268	—	268
Accounts receivable	16,922	3,220	2,455	(2,102)	20,495
Inventories	18,255	3,151	271	—	21,677
Prepaid expenses	14,294	6,077	1,127	—	21,498
Total current assets	102,559	13,606	10,898	(2,102)	124,961
Property and equipment, net	538,195	47,906	6,785	—	592,886
Goodwill	432,462	51,414	—	—	483,876
Intangible assets, net	19,157	464,926	—	—	484,083
Intercompany	127,107	317	—	(127,424)	—
Investment in subsidiaries	436,483	—	—	(436,483)	—
Other noncurrent assets	6,888	17,025	393	—	24,306
Total assets	$1,662,851	$595,194	$18,076	$(566,009)	$1,710,112
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$13	$—	$—	$7,613
Capital lease obligations, current portion	460	—	7	—	467
Accounts payable and accrued expenses	84,207	11,445	2,184	—	97,836
Other current liabilities	3,764	511	—	—	4,275
Total current liabilities	96,031	11,969	2,191	—	110,191
Capital lease obligations, less current portion	13,542	—	60	—	13,602
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	968,266	—	—	—	968,266
Deferred tax liability	166,064	21,234	(1,008)	—	186,290
Intercompany	—	106,131	23,395	(129,526)	—
Other noncurrent liabilities	212,943	12,484	331	—	225,758
Total liabilities	1,456,846	151,818	24,969	(129,526)	1,504,107
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	357,166	466,114	3,241	(469,355)	357,166
Retained earnings (deficit)	(148,265)	(22,738)	(7,238)	29,976	(148,265)
Accumulated other comprehensive income (loss)	(2,896)	—	(2,896)	2,896	(2,896)
Total stockholder's equity	206,005	443,376	(6,893)	(436,483)	206,005
Total liabilities and stockholder's equity	$1,662,851	$595,194	$18,076	$(566,009)	$1,710,112

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

.

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$108,190	$14,402	$1,827	$—	$124,419
Entertainment and merchandise sales	118,788	14,112	3,017	—	135,917
Total company venue sales	226,978	28,514	4,844	—	260,336
Franchise fees and royalties	441	4,182	—	—	4,623
International Association assessments and other fees	314	10,544	10,509	(21,367)	—
Total revenues	227,733	43,240	15,353	(21,367)	264,959
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	23,996	3,688	534	—	28,218
Cost of entertainment and merchandise	7,901	415	171	—	8,487
Total cost of food, beverage, entertainment and merchandise	31,897	4,103	705	—	36,705
Labor expenses	60,183	4,839	1,366	—	66,388
Depreciation and amortization	24,979	920	513	—	26,412
Rent expense	21,279	1,501	539	—	23,319
Other venue operating expenses	43,016	3,287	1,305	(10,858)	36,750
Total company venue operating costs	181,354	14,650	4,428	(10,858)	189,574
Advertising expense	10,936	1,846	11,109	(10,509)	13,382
General and administrative expenses	6,082	11,034	148	—	17,264
Transaction, severance and related litigation costs	80	—	—	—	80
Total operating costs and expenses	198,452	27,530	15,685	(21,367)	220,300
Operating income (loss)	29,281	15,710	(332)	—	44,659
Equity in earnings (loss) in affiliates	10,654	—	—	(10,654)	—
Interest expense	15,907	1,017	137	—	17,061
Income (loss) before income taxes	24,028	14,693	(469)	(10,654)	27,598
Income tax expense (benefit)	6,808	3,711	(141)	—	10,378
Net income (loss)	$17,220	$10,982	$(328)	$(10,654)	$17,220

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	119	—	119	(119)	119
Comprehensive income (loss)	$17,339	$10,982	$(209)	$(10,773)	$17,339

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$107,822	$12,788	$1,592	$—	$122,202
Entertainment and merchandise sales	139,208	5,598	2,751	—	147,557
Total company venue sales	247,030	18,386	4,343	—	269,759
Franchise fees and royalties	598	3,961	—	—	4,559
International Association assessments and other fees	255	615	11,958	(12,828)	—
Total revenues	247,883	22,962	16,301	(12,828)	274,318
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	26,644	3,297	580	—	30,521
Cost of entertainment and merchandise	8,119	445	186	—	8,750
Total cost of food, beverage, entertainment and merchandise	34,763	3,742	766	—	39,271
Labor expenses	63,734	3,999	1,310	—	69,043
Depreciation and amortization	26,563	607	459	—	27,629
Rent expense	22,257	1,333	560	—	24,150
Other venue operating expenses	33,763	2,166	951	(870)	36,010
Total company venue operating costs	181,080	11,847	4,046	(870)	196,103
Advertising expense	12,420	1,673	10,965	(11,958)	13,100
General and administrative expenses	7,183	10,659	176	—	18,018
Transaction, severance and related litigation costs	701	48	—	—	749
Total operating costs and expenses	201,384	24,227	15,187	(12,828)	227,970
Operating income (loss)	46,499	(1,265)	1,114	—	46,348
Equity in earnings (loss) in affiliates	(1,112)	—	—	1,112	—
Interest expense	16,602	351	108	—	17,061
Income (loss) before income taxes	28,785	(1,616)	1,006	1,112	29,287
Income tax expense (benefit)	10,870	165	337	—	11,372
Net income (loss)	$17,915	$(1,781)	$669	$1,112	$17,915

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	754	—	754	(754)	754
Comprehensive income (loss)	$18,669	$(1,781)	$1,423	$358	$18,669

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$47,762	$10,342	$691	$—	$58,795

Cash flows from investing activities:
Purchases of property and equipment	(14,624)	(7,639)	(530)	—	(22,793)
Development of internal use software	—	(1,129)	—	—	(1,129)
Proceeds from sale of property and equipment	105	—	—	—	105
Cash flows provided by (used in) investing activities	(14,519)	(8,768)	(530)	—	(23,817)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Repayments on note payable	—	(13)	—	—	(13)
Payments on capital lease obligations	(104)	—	(2)	—	(106)
Payments on sale leaseback transactions	(570)	—	—	—	(570)
Return of capital	1,447	—	—	—	1,447
Cash flows provided by (used in) financing activities	(1,127)	(13)	(2)	—	(1,142)
Effect of foreign exchange rate changes on cash	—	—	67	—	67

Change in cash and cash equivalents	32,116	1,561	226	—	33,903
Cash and cash equivalents at beginning of period	53,088	1,158	6,777	—	61,023
Cash and cash equivalents at end of period	$85,204	$2,719	$7,003	$—	$94,926

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 3, 2016
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$40,445		$3,662		$(335)		$—		$43,772

Cash flows from investing activities:
Purchases of property and equipment	(18,342)		(451)		(30)		—		(18,823)
Development of internal use software	(841)		(2,784)		—		—		(3,625)
Proceeds from the sale of property an equipment	79		—		—		—		79
Cash flows provided by (used in) investing activities	(19,104)	—	(3,235)	—	(30)	—	—	—	(22,369)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)		—		—		—		(1,900)
Repayments on note payable	—		(7)		—		—		(7)
Payments on capital lease obligations	(100)		—		(1)		—		(101)
Payments on sale leaseback transactions	(474)		—		—		—		(474)
Excess tax benefit realized from stock-based compensation	4		—		—		—		4
Cash flows provided by (used in) financing activities	(2,470)	—	(7)	—	(1)	—	—	—	(2,478)
Effect of foreign exchange rate changes on cash	—		—		419		—		419

Change in cash and cash equivalents	18,871	—	420	—	53	—	—	—	19,344
Cash and cash equivalents at beginning of period	42,235		1,797		6,622		—		50,654
Cash and cash equivalents at end of period	$61,106		$2,217		$6,675		$—		$69,998

11. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled $0.1 million and $0.5 million for the three months ended April 2, 2017 and three months ended April 3, 2016, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.
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
Employment-Related Litigation: On January 27, 2014, former CEC Entertainment employee Franchesca Ford filed a purported class action lawsuit against CEC Entertainment in San Francisco County Superior Court, California (the “Ford Litigation”). The plaintiff claims to represent other similarly-situated hourly non-exempt employees and former employees of CEC Entertainment in California who were employed from January 27, 2010 to the present, and alleges violations of California state wage and hour laws. In March 2014, CEC Entertainment removed the Ford Litigation to the U.S. District Court for the Northern District of California, San Francisco Division, and subsequently defeated the plaintiff's motion to remand the case to California state court. In May 2015, the parties reached an agreement to settle the lawsuit on a class-wide basis and we recorded a liability for the settlement. The settlement would result in the plaintiffs' dismissal of all claims asserted in the action, as well as certain related but unasserted claims, and grant of complete releases, in exchange for CEC Entertainment's settlement payment. On March 24, 2016, the Court granted preliminary approval of the class settlement, and on November 18, 2016, the Court issued its orders granting final approval of the class settlement and final judgment in the case. On December 5, 2016, pursuant to the Court's order and the parties' agreement, CEC Entertainment funded the class settlement. Once all funds have been distributed to the class members, we expect the suit will be dismissed. The settlement of this action did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. The parties participated in mediation in October 2016, but were unable to reach an agreement on settlement at that time, and trial was scheduled for June 6, 2017. After settlement discussions recommenced at a second mediation session beginning on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the Sinohui Litigation, in exchange for the Company’s settlement payment. The parties will present their proposed class

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

settlement to the Court for review and approval during the second quarter of 2017, and expect that the settlement will be concluded and the case dismissed by the end of 2017. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Since the Court in the Sinohui Litigation issued its order denying certification of a class of California-based general managers on misclassification and wage statement claims, six lawsuits have been filed against the Company in California state court (the “California General Manager Litigation”). The plaintiffs in these actions include nine current and 12 former California General Managers asserting individual misclassification, wage statement, and expense reimbursement claims. On December 20, 2016, CEC filed its original answer to the lawsuit styled Heather Smith v. CEC Entertainment, Inc. (the “Smith Lawsuit”), and on December 21, 2016, CEC removed the Smith Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:16-cv-009452. On January 17, 2017, CEC filed its original answer to the lawsuit styled Audrae Escobar, Christine Ortiz, and Debora Templeton v. CEC Entertainment, Inc. (the “Escobar Lawsuit”), and on January 18, 2017, CEC removed the Escobar Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 2:17-cv-00428. On February 2, 2017, CEC filed its original answer to the lawsuit styled James Funk, Salvador Hernandez, Jr., Heather Larsen, Erika Lopez, and Angela Sisson v. CEC Entertainment, Inc. (the “Funk Lawsuit”), and on the same date, CEC removed the Funk Lawsuit to the United States District Court for the Central District of California, where it was assigned cause number 3:17-cv-00214. On March 16, 2017, CEC filed its original answer to the lawsuit styled Imelda Esqueda, Kelly Gutierrez, Doreen Montoya, and Dennis Lewis v. CEC Entertainment, Inc. (the “Esqueda Lawsuit”), and on the same date, CEC removed the Esqueda Lawsuit to the United States District Court for the Northern District of California, where it was assigned cause number 5:17-cv-00492-JLS. On March 24, 2017, CEC filed its original answer to the lawsuit styled Elizabeth Ann Galassi, Desiree Johnson, Jack Lee, Nathan Reed, and Paul Reed v. CEC Entertainment, Inc. (the “Galassi Lawsuit”), and on the same date, CEC removed the Galassi Lawsuit to the United States District Court for the Northern District of California, where it was assigned cause number 3:17-cv-01608-SK. And on April 20, 2017, CEC filed its original answer to the lawsuit styled Curtis Harmon, Luis Luna, Derek Maguin, and Mindy Miller-Tyrell v. CEC Entertainment, Inc. (the “Harmon Lawsuit”); on April 21, 2017, CEC removed the Harmon Lawsuit to the United States District Court for the Northern District of California, where it was assigned cause number 3:17-cv-02232-SK.
As part of the settlement reached by the parties in the Sinohui Litigation, described above, the parties also agreed to settle the California General Manager Litigation. Pursuant to the basic terms of their comprehensive settlement, each of the Plaintiffs will grant a complete release to CEC Entertainment of all claims that he or she asserted or could have asserted against the Company based on the facts that gave rise to the California General Manager Litigation in exchange for the Company’s settlement payments to each of them. The parties expect that the comprehensive settlement of these lawsuits will be concluded and each of these cases dismissed by the end of the third quarter of 2017. The settlement of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of California, alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. Since the litigation is in its earliest stages, the Company does not yet have sufficient information to reach a good faith determination on the Company’s potential liability or exposure in the event that its defense is unsuccessful.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On March 17, 2017, Plaintiffs filed objections to the Special Master’s report and recommendation with the Kansas court and separately filed a motion with the Special Master to amend the complaint as to Goldman Sachs. We currently await the District Court’s decision whether to accept the Special Master’s recommendation. The Court has not yet set this case for trial. The Company continues to believe the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presents an issue for decision that is relevant to the Peter Piper’s motion to dismiss. We believe Peter Piper has meritorious defenses to this lawsuit and, should the Court overrule the motion to dismiss, we intend to vigorously defend it. Since the litigation is in its earliest stages, the Company does not yet have sufficient information to reach a good faith determination on Peter Piper’s potential liability or exposure in the event that its defense is unsuccessful.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. Our MD&A includes the following sub-sections:

•	Executive Summary;

•	Overview of Operations;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Non-GAAP Financial Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 31, 2017 and our fiscal year ended January 1, 2017 each consist of 52 weeks.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment venues under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 560 venues and have an additional 191 venues operating under franchise arrangements across 47 states and 12 foreign countries and territories as of April 2, 2017.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
Number of Company-owned venues:
Beginning of period	559	556
New	1	1
Closed	—	(1)
End of period	560	556
Number of franchised venues:
Beginning of period	188	176
New	3	4
Closed	—	(1)
End of period	191	179
Total number of venues:
Beginning of period	747	732
New	4	5
Closed	—	(2)
End of period	751	735

Key Measure of Our Financial Performance and Key Non-GAAP Measure
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-owned venues that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
Adjusted EBITDA and Margin. We define Adjusted EBITDA, a measure used by management to assess operating performance, as net income plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and certain other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or our secured credit facilities. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-owned venues (“Company venue sales”), which consist of the sale of food, beverages, game-play tokens, PlayPass card game credits and merchandise. A portion of our Company venue sales are from sales of value-priced combination packages generally comprised of food, beverage and game plays (“Package Deals”), which we promote through in-venue menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn fees from the sale of equipment and other items or services to franchisees. We recognize development and franchise fees as revenues when the franchise venue has opened and we have substantially completed our obligations to the franchisee relating to the opening of a venue.
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to guests;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

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

“Cost of food and beverage” and “Cost of entertainment and merchandise,” as a percentage of Company venue sales, are influenced both by the cost of products and by the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, and media expenses for national and local advertising and consulting fees, partially offset by contributions from our franchisees.
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
First Quarter 2017 Overview:

•	Total revenues of $265.0 million in the first quarter of 2017 compared to total revenues of $274.3 million in the first quarter of 2016.

•	Net income of $17.2 million in the first quarter of 2017 compared to a net income of $17.9 million in the first quarter of 2016.

•
Adjusted EBITDA was $83.5 million for the first quarter of 2017 compared to $82.5 million for the first quarter of 2016. For our definition of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	April 2, 2017		April 3, 2016

Food and beverage sales	$124,419	47.8%	$122,202	45.3%
Entertainment and merchandise sales	135,917	52.2%	147,557	54.7%
Total company venue sales	$260,336	100.0%	$269,759	100.0%
The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	April 2, 2017		April 3, 2016
	(in thousands, except percentages)
Total company venue sales	$260,336	98.3%	$269,759	98.3%
Franchise fees and royalties	4,623	1.7%	4,559	1.7%
Total revenues	264,959	100.0%	274,318	100.0%
Company venue operating costs:
Cost of food and beverage (1)	28,218	22.7%	30,521	25.0%
Cost of entertainment and merchandise (2)	8,487	6.2%	8,750	5.9%
Total cost of food, beverage, entertainment and merchandise (3)	36,705	14.1%	39,271	14.6%
Labor expenses (3)	66,388	25.5%	69,043	25.6%
Depreciation and amortization (3)	26,412	10.1%	27,629	10.2%
Rent expense (3)	23,319	9.0%	24,150	9.0%
Other venue operating expenses (3)	36,750	14.1%	36,010	13.3%
Total company venue operating costs (3)	189,574	72.8%	196,103	72.7%
Other costs and expenses:
Advertising expense	13,382	5.1%	13,100	4.8%
General and administrative expenses	17,264	6.5%	18,018	6.6%
Transaction, severance and related litigation costs	80	—%	749	0.3%
Total operating costs and expenses	220,300	83.1%	227,970	83.1%
Operating income	44,659	16.9%	46,348	16.9%
Interest expense	17,061	6.4%	17,061	6.2%
Income before income taxes	$27,598	10.4%	$29,287	10.7%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

(4)
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

Three months ended April 2, 2017 Compared to the Three months ended April 3, 2016

Revenues
Company venue sales were $260.3 million for the first quarter of 2017 compared to $269.8 million for the first quarter of 2016. Comparable venue sales decreased 2.8% primarily attributable to a delay in income tax refunds to much of our core customer base, which led to depressed sales.
Company venue sales for the first quarter of 2017 were also negatively impacted by $4.7 million of incremental deferred revenue compared to the first quarter of 2016.
Company venue Operating Costs
The cost of food and beverage as a percentage of food and beverage sales, was 22.7% for the first quarter of 2017 compared to 25.0% for the first quarter of 2016. The decrease in the cost of food and beverage on a percentage basis in the first quarter of 2017 was driven by benefits realized from the implementation of our inventory management system, as well as price increases in our food and beverage menu.
The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales, was 6.2% for the first quarter of 2017 compared to 5.9% for the first quarter of 2016. The increase in the cost of entertainment and merchandise on a percentage basis in the first quarter of 2017 was primarily due to an increase in the deferred revenue associated with the implementation of our PlayPass card system. The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales, excluding the impact of deferred revenue related to PlayPass, was 6.0%.
Labor expenses, as a percentage of Total company venue sales, were 25.5% for the first quarter of 2017 and 25.6%, for the first quarter of 2016. We were able to offset increased minimum wage rates in several states with improved labor management aided by our labor management system, which we implemented in early 2016.
Other venue operating expenses, as a percentage of Total company venue sales, were 14.1% in the first quarter of 2017 compared to 13.3% in the first quarter of 2016, primarily due to increased maintenance and repair costs in the first quarter of 2017 and an increase in postage and travel charges incurred in connection with training venue level employees on our new PlayPass card system.
Advertising Expense
Advertising expense was $13.4 million in the first quarter of 2017 compared to $13.1 million in the first quarter of 2016. As a percentage of Total revenues, advertising expense was 5.1% and 4.8%, respectively, during the first quarter of 2017 and the first quarter of 2016. The first quarter of 2017 reflects increased advertising for our Peter Piper Pizza venues relative to the first quarter of 2016, primarily related to our new venues.
General and Administrative Expenses
General and administrative expenses were $17.3 million in the first quarter of 2017 compared to $18.0 million in the first quarter of 2016. The decrease in general and administrative expenses in the first quarter of 2017 is primarily due to a decrease in incentive compensation as a result of lower sales and profit performance and a decrease in professional fees primarily related to IT and other corporate initiatives, offset by an increase in labor related litigation costs.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.1 million in the first quarter of 2017 compared to $0.7 million in the first quarter of 2016. The Transaction, severance and related litigation costs in both the first quarter of 2017 and the first quarter of 2016 relate primarily to legal fees and settlements incurred in connection with Merger related litigation.
Income Taxes
Our effective income tax rate of 37.6%, compared to 38.8% for the first quarter of 2016, differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits.

Financial Condition, Liquidity and Capital Resources
Overview of Liquidity
We finance our business activities through cash flows provided by our operations. The primary components of working capital are as follows:

•
our venue guests pay for their purchases in cash or credit cards at the time of the sale and the cash from these sales is typically received before our related accounts payable to suppliers and employee payroll become due;

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
Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
Net cash provided by operating activities	$58,795	$43,772
Net cash used in investing activities	(23,817)	(22,369)
Net cash used in financing activities	(1,142)	(2,478)
Effect of foreign exchange rate changes on cash	67	419
Change in cash and cash equivalents	$33,903	$19,344
Interest paid	$21,097	$21,994
Income taxes paid, net	$1,809	$2,949

	April 2, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$94,926	$61,023
Restricted cash	$276	$268
Term loan facility	$737,200	$739,100
Senior notes	$255,000	$255,000
Note payable	$—	$13
Available unused commitments under revolving credit facility	$140,100	$140,100
Cash and cash equivalents as of April 2, 2017 includes $7.0 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Three months ended April 2, 2017 Compared to the Three months ended April 3, 2016
Net cash provided by operating activities was $58.8 million in the three months ended April 2, 2017 compared to $43.8 million in the three months ended April 3, 2016. The increase in net cash provided by operating activities is primarily due to fluctuations in our working capital and the payment of a Merger related litigation settlement in the 2016 period.
Net cash used in investing activities was $23.8 million in the three months ended April 2, 2017 compared to $22.4 million in the three months ended April 3, 2016. Net cash used in investing activities in the three months ended April 2, 2017 and April 3, 2016 relates primarily to capital expenditures. The increase for the three months ended April 2, 2017 compared to the three months ended April 3, 2016 is primarily related to the implementation of our PlayPass initiative. We deployed PlayPa ss in 87 venues during the first three months of 2017 and did not deploy PlayPass at any venues during the first three months of 2016.
Net cash used in financing activities was $1.1 million in the three months ended April 2, 2017 and $2.5 million in the three months ended April 3, 2016, respectively, relating primarily to principal payments on our term loan and other lease related obligations, offset by a $1.4 million return of capital in 2017.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. As of April 2, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility was subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped-down to 3.00%. During the three months ended April 2, 2017, the federal funds rate ranged from 0.55% to 0.91%, the prime rate was 3.75% to 4.00% and the one-month LIBOR ranged from 0.76% to 0.98%.
Senior Unsecured Notes
Our senior unsecured notes consist of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and mature on February 15, 2022. The senior notes are registered under the Securities Act, do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. On or after February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”). Prior to February 15, 2017, we could have redeemed (i) up to 40% of the original aggregate principal amount of the senior notes with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amount thereof, plus accrued and unpaid interest, or (ii) some or all of the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the indenture.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first three months of 2017, we completed 77 game enhancements and one major remodel, and we opened one new domestic Company-operated Peter Piper Pizza venue. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first three months of 2017 totaled approximately $23.9 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
Growth capital spend (1)	$13,449	$9,503
Maintenance capital spend (2)	8,420	8,304
IT capital spend	2,053	4,365
Total Capital Spend	$23,922	$22,172
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2017 will total approximately $100 million to $110 million, inclusive of maintenance capital, growth capital (including the completion of our PlayPass initiative and new venue growth) and IT-related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of April 2, 2017, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017.
See further discussion of our indebtedness and future debt obligations in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. There have been no other material changes to our contractual obligations since January 1, 2017.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. As of April 2, 2017, there has been no material change to the information concerning our critical accounting policies and estimates.
Recently Issued Accounting Guidance
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a description of recently issued accounting guidance.
Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non- recurring and certain other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Note 5 “Indebtedness and Interest Expense” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” and above under the heading “Financial Condition, Liquidity and Capital Resources - Debt Financing”).
Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted

EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for (i) adding back the change in deferred amusement revenue, and (ii) excluding the annualized full year effect of Company-operated and franchised venues that were opened and closed during the year, which is an addback allowed in our credit agreement. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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
The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
Total revenues	$264,959	$274,318
Net income as reported	$17,220	$17,915
Interest expense	17,061	17,061
Income tax expense	10,378	11,372
Depreciation and amortization	28,305	28,998
Loss on asset disposals, net (1)	1,755	2,177
Non-cash stock-based compensation (2)	151	135
Rent expense book to cash (3)	980	2,249
Franchise revenue, net cash received (4)	(90)	(109)
Impact of purchase accounting (5)	215	199
Venue pre-opening costs (6)	239	221
One-time and unusual items (7)	2,267	1,813
Cost savings initiatives (8)	—	62
Change in deferred amusement revenue (9)	5,044	388
Adjusted EBITDA	$83,525	$82,481
Adjusted EBITDA Margin	31.5%	30.1%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

(3)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlords incentives and allowances in the period in which it was received.

(4)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which are not recorded as revenue until the franchise venue is opened, less the actual revenue recognized with respect to these franchise development agreements at the time the franchise venue is opened.

(5)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(6)
Relates to start-up and marketing costs incurred prior to the opening of new Company-owned venues and generally consists of payroll, recruiting, training, supplies and rent incurred prior to venue opening.

(7)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) one-time costs incurred in connection with the relocation of our corporate offices; (vi) sales and use tax refunds relating to prior periods; (v) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees incurred to enhance transfer pricing and to implement PlayPass, and initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions; (vi) removing the initial recognition of gift card breakage revenue related to prior years unredeemed on Chuck E. Cheese’s gift card balances sold by third parties; (vii) removing insurance recoveries relating to prior year business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; and (viii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative that we began in 2016.

(8)
Relates to estimated net cost savings primarily from estimated cost savings associated with the full-year effect of costs savings associated with upgrades to our IT and telephone communication systems.

(9)
Represents the change in deferred revenue estimates related to unused game play credits on PlayPass cards. The deferred revenue liability is building due to the PlayPass implementation as the shift in our business model is impacting revenue recognition. Once PlayPass is fully deployed, the liability will fluctuate in proportion to entertainment and merchandise revenue thereafter.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this report, other than historical information, may be considered “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and are subject to various risks, uncertainties and assumptions. Statements that are not historical in nature, and which may be identified by the use of words such as “may,” “should,” “could,” “believe,” “predict,” “potential,” “continue,” “plan,” “intend,” “expect,” “anticipate,” “future,” “project,” “estimate” and similar expressions (or the negative of such expressions) are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. Factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward -looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity concerning food quality, health, general safety and other issues, and changes in consumer preferences;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition in both the restaurant and entertainment industries;

•	our ability to weather economic uncertainty and changes in discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing business;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financials due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to protect our trademarks or other proprietary rights;

•	risks associated with owning and leasing real estate, as well as the risks from any forced venue relocaton or closure;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities as of April 2, 2017 of $737.2 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.4 million change in annual interest expense on indebtedness under the secured credit facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For the three months ended April 2, 2017 and April 3, 2016, the average cost of a block of cheese was $1.79 and $1.80, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.4 million for both the three months ended April 2, 2017 and April 3, 2016, respectively. For both the three months ended April 2, 2017 and April 3, 2016, the average cost of dough per pound was $0.45. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million and $0.2 million for three months ended April 2, 2017 and April 3, 2016, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 12 Company-owned venues in Canada. For the the three months ended April 2, 2017, our Canadian venues generated operating income of $0.3 million, compared to our consolidated operating income of $44.7 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended April 2, 2017 were $0.741 and $0.768, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended April 2, 2017 would have decreased our reported consolidated operating results by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 2, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 1A. Risk Factors.
We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2017, filed with the SEC on March 16, 2017.
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

CEC ENTERTAINMENT, INC.

May 9, 2017	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2017		/s/ Laurie E. Priest
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