Form 10-Q
period 2017-07-02
CEC ENTERTAINMENT INC
filed 2017-08-04
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at July 2, 2017 and January 1, 2017	3

Consolidated Statements of Earnings for the three months ended July 2, 2017 and July 3, 2016 and the six months ended July 2, 2017 and July 3, 2016	4

Consolidated Statements of Comprehensive Income for the three months ended July 2, 2017 and July 3, 2016 and the six months ended July 2, 2017 and July 3, 2016	6

Consolidated Statements of Cash Flows for the six months ended July 2, 2017 and July 3, 2016	7

Notes to Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	41

ITEM 4. Controls and Procedures	41

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	43

ITEM 1A. Risk Factors	43

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 6. Exhibits	44

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$89,462	$61,023
Restricted cash	115	268
Accounts receivable	16,785	20,495
Inventories	24,708	21,677
Prepaid expenses	21,734	21,498
Total current assets	152,804	124,961
Property and equipment, net	586,043	592,886
Goodwill	484,438	483,876
Intangible assets, net	482,192	484,083
Other noncurrent assets	21,703	24,306
Total assets	$1,727,180	$1,710,112
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,613
Capital lease obligations, current portion	549	467
Accounts payable	35,497	33,202
Accrued expenses	41,433	40,098
Unearned revenues	18,304	16,381
Accrued interest	8,128	8,155
Other current liabilities	4,559	4,275
Total current liabilities	116,070	110,191
Capital lease obligations, less current portion	13,304	13,602
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	966,739	968,266
Deferred tax liability	182,581	186,290
Accrued insurance	7,284	9,183
Other noncurrent liabilities	221,576	216,575
Total liabilities	1,507,554	1,504,107
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of July 2, 2017 and January 1, 2017	—	—
Capital in excess of par value	358,956	357,166
Accumulated deficit	(136,973)	(148,265)
Accumulated other comprehensive loss	(2,357)	(2,896)
Total stockholder’s equity	219,626	206,005
Total liabilities and stockholder’s equity	$1,727,180	$1,710,112

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	July 2, 2017	July 3, 2016
REVENUES:
Food and beverage sales	$97,411	$97,404
Entertainment and merchandise sales	109,724	114,657
Total company venue sales	207,135	212,061
Franchise fees and royalties	4,649	4,560
Total revenues	211,784	216,621
OPERATING COSTS AND EXPENSES:
Company venue operating costs:
Cost of food and beverage (exclusive of items shown separately below)	22,823	24,673
Cost of entertainment and merchandise (exclusive of items shown separately below)	6,854	8,240
Total cost of food, beverage, entertainment and merchandise	29,677	32,913
Labor expenses	60,351	60,405
Depreciation and amortization	25,791	29,733
Rent expense	23,906	24,049
Other venue operating expenses	35,967	37,376
Total company venue operating costs	175,692	184,476
Other costs and expenses:
Advertising expense	12,237	12,162
General and administrative expenses	15,551	15,922
Transaction, severance and related litigation costs	490	434
Total operating costs and expenses	203,970	212,994
Operating income	7,814	3,627
Interest expense	17,061	17,121
Loss before income taxes	(9,247)	(13,494)
Income tax benefit	(3,317)	(4,442)
Net loss	$(5,930)	$(9,052)
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
REVENUES:
Food and beverage sales	$221,830	$219,607
Entertainment and merchandise sales	245,641	262,214
Total company venue sales	467,471	481,821
Franchise fees and royalties	9,272	9,118
Total revenues	476,743	490,939
OPERATING COSTS AND EXPENSES:
Company venue operating costs:
Cost of food and beverage (exclusive of items shown separately below)	51,040	55,195
Cost of entertainment and merchandise (exclusive of items shown separately below)	15,341	16,989
Total cost of food, beverage, entertainment and merchandise	66,381	72,184
Labor expenses	126,738	129,448
Depreciation and amortization	52,203	57,362
Rent expense	47,225	48,199
Other venue operating expenses	72,716	73,387
Total company venue operating costs	365,263	380,580
Other costs and expenses:
Advertising expense	25,619	25,261
General and administrative expenses	32,815	33,939
Transaction, severance and related litigation costs	570	1,184
Total operating costs and expenses	424,267	440,964
Operating income	52,476	49,975
Interest expense	34,123	34,182
Income before income taxes	18,353	15,793
Income tax expense	7,061	6,930
Net income	$11,292	$8,863
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	July 2, 2017	July 3, 2016
Net loss	$(5,930)	$(9,052)
Components of other comprehensive loss, net of tax:
Foreign currency translation adjustments	420	161
Comprehensive loss	$(5,510)	$(8,891)

	Six Months Ended
	July 2, 2017	July 3, 2016
Net income	$11,292	$8,863
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	539	915
Comprehensive income	$11,831	$9,778
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,292	$8,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,928	60,282
Deferred income taxes	(3,589)	(6,449)
Stock-based compensation expense	336	337
Amortization of lease related liabilities	(237)	23
Amortization of original issue discount and deferred debt financing costs	2,273	2,273
Loss on asset disposals, net	3,716	4,073
Non-cash rent expense	2,101	3,507
Other adjustments	9	172
Changes in operating assets and liabilities:
Restricted cash	153	(1,303)
Accounts receivable	2,770	5,527
Inventories	(7,453)	(3,645)
Prepaid expenses	(2,587)	(2,208)
Accounts payable	8,031	(4,542)
Accrued expenses	(3,090)	1,763
Unearned revenues	2,905	713
Accrued interest	54	(868)
Income taxes payable	2,933	7,803
Deferred landlord contributions	1,210	1,417
Net cash provided by operating activities	76,755	77,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,045)	(42,400)
Development of internal use software	(2,075)	(6,223)
Proceeds from sale of property and equipment	237	318
Net cash used in investing activities	(48,883)	(48,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(3,800)	(3,800)
Repayments on note payable	(13)	(24)
Proceeds from sale leaseback transaction	4,073	—
Payments on capital lease obligations	(218)	(204)
Payments on sale leaseback obligations	(1,161)	(956)
Excess tax benefit realized from stock-based compensation	—	4

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	1,447	—
Net cash provided by (used in) financing activities	328	(4,980)
Effect of foreign exchange rate changes on cash	239	484
Change in cash and cash equivalents	28,439	24,937
Cash and cash equivalents at beginning of period	61,023	50,654
Cash and cash equivalents at end of period	$89,462	$75,591

	Six Months Ended
	July 2, 2017	July 3, 2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$31,861	$32,960
Income taxes paid, net	$7,716	$5,572
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,214	$1,436

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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.2 million for both the six months ended July 2, 2017 and July 3, 2016, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and six months ended July 2, 2017 and July 3, 2016 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Guidance
Accounting Guidance Adopted:
Effective January 2, 2017 we adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment requires entities to measure most inventory at the “lower of cost and net realizable value,” thereby simplifying the former guidance under which entities measured inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which was net realizable value). The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
Effective January 2, 2017 we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718). This amendment requires that (i) all excess tax benefits and deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit on the income statement, (ii) the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and (iii) an entity recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period or not. On the statement of cash flows excess tax benefits are classified along with other income tax cash flows as an operating activity. As allowed by the amendment we have elected to account for forfeitures when they occur. The threshold for an award to qualify for equity classification permits withholding up to the maximum statutory tax rate in applicable jurisdictions, and the cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. The new guidance will be effective for us beginning on January 1, 2019. Early adoption will be permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition and the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception, may be significantly different from current practice. Additionally, an entity will need to evaluate which contractual restrictions are attributes of a license and which give rise to separate performance obligations. This amendment will be effective for us for annual and interim reporting periods beginning after January 1, 2018. While we have completed a preliminary review of this amendment, we are continuing to assess all potential impacts of this amendment on our revenues. We currently believe the most significant effects will relate to: (i) our accounting for franchise and development fees, and (ii) accounting for our national advertising funds under the Association Funds. Specifically, we expect the adoption of this amendment will require us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the franchise agreement, which will impact franchise fee revenues. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all of our material obligations and initial services. Additionally, we expect to account for our national advertising fund revenues on a gross basis, instead of net, as we have determined that we are the principal, since we control the funds and determine how the funds collected will be spent. We do not expect the impact of recognizing initial franchise fees over the franchise agreement period and recognizing advertising expense upon adoption of this standard to have a material effect on our consolidated financial statements. We have determined that this amendment will not have an impact on our recognition of revenue related to our franchise royalties, which are based on a percentage of franchise sales, revenue from Company-operated venues, and revenue from the licensing of the Chuck E. Cheese brand name to cheese. We will adopt the guidance in this amendment beginning with our fiscal first quarter 2018 and will apply the guidance using the modified retrospective method, recognizing the cumulative effect of applying the new standard to new contracts and contracts that are not considered completed as of January 1, 2018, with no restatement of the comparative periods presented.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. This ASU is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. It should be applied prospectively. Early application of the amendments in this update is allowed as follows: (i) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and (ii) for transactions in which a subsidiary (a) is deconsolidated or (b) a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment eliminates Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This ASU is effective for the Company for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2020 and will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $27.6 million and $31.3 million for the three months ended July 2, 2017 and July 3, 2016, respectively, of which $1.8 million and $1.6 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $55.9 million and $60.3 million for the six months ended July 2, 2017 and July 3, 2016, respectively, of which $3.7 million and $2.9 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at July 2, 2017:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(6,516)	8,364
Franchise agreements	25	53,300	(6,172)	47,128
		$494,880	$(12,688)	$482,192
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

Amortization expense related to favorable lease agreements was $0.4 million and $0.5 million for the three months ended July 2, 2017 and July 3, 2016, respectively, and $0.9 million and $1.0 million for the six months ended July 2, 2017 and July 3, 2016, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended July 2, 2017 and July 3, 2016, respectively, and $1.0 million for both the six months ended July 2, 2017 and July 3, 2016, respectively, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	July 2, 2017	January 1, 2017
	(in thousands)
Trade and other amounts payable	$26,676	$24,615
Book overdraft	8,821	8,587
Accounts payable	$35,497	$33,202

The book overdraft balance represents checks issued but not yet presented to banks.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	July 2, 2017	January 1, 2017
	(in thousands)
Term loan facility	$735,300	$739,100
Senior notes	255,000	255,000
Note payable	—	13
Total debt outstanding	990,300	994,113
Less:
Unamortized original issue discount	(1,965)	(2,235)
Deferred financing costs, net	(13,996)	(15,999)
Current portion	(7,600)	(7,613)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$966,739	$968,266
We were in compliance with the debt covenants in effect as of July 2, 2017 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Notes sections below.
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. As of July 2, 2017 and January 1, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the secured credit facilities.
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
During the six months ended July 2, 2017, the federal funds rate ranged from 0.55% to 1.16%, the prime rate ranged from 3.75% to 4.25% and the one-month LIBOR ranged from 0.76% to 1.23% .
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.6% and 4.7% for the six months ended July 2, 2017 and July 3, 2016, respectively, which includes amortization of debt issuance co

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

sts related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”). The senior notes bear interest at a rate 8.000% per year and mature on February 15, 2022. We may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes and are included in “Interest expense” on our Consolidated Statements of Earnings.
Our obligations under the senior notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our secured credit facilities.
The indenture contains restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; make certain loans or investments (including acquisitions); (iii)pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (v) sell assets; (vi) enter into certain transactions with our affiliates; and (vii) restrict dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the six months ended July 2, 2017 and 8.3% for the six months ended July 3, 2016, which included amortization of debt issuance costs and other fees related to our senior notes.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Term loan facility (1)	$7,619	$7,500
Senior notes	5,083	5,157
Capital lease obligations	414	439
Sale leaseback obligations	2,663	2,636
Amortization of debt issuance costs	1,001	1,001
Other	281	388
Total interest expense	$17,061	$17,121

	Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Term loan facility (1)	$15,226	$15,657
Senior notes	10,165	10,313
Capital lease obligations	831	879
Sale leaseback obligations	5,302	5,394
Amortization of debt issuance costs	2,003	2,002
Other	596	(63)
Total interest expense	$34,123	$34,182
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our secured credit facilities and senior notes was 5.5% and 5.6% for the six months ended July 2, 2017 and July 3, 2016, respectively.

6. Fair Value of Financial Instruments:
Fair value measurements of financial instruments are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information on our financial instruments as of the periods presented:

	July 2, 2017		January 1, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,572	$7,613	$7,623
Long-term portion (2)	980,735	991,477	984,265	993,311
Bank indebtedness and other long-term debt:	$988,335	$999,049	$991,878	$1,000,934
 _________________
(1)    Excluding net deferred financing costs.
(2)    Net of original issue discount.
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our secured credit facilities and our senior notes. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of our secured credit facilities, term loan facility and senior notes was determined by using the respective average of the ask and bid price of our outstanding borrowings under our term loan facility and the senior notes as of the nearest open market date preceding the reporting period end. The average of the ask and bid price are classified as Level 2 in the fair value hierarchy.
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
During the six months ended July 2, 2017 and July 3, 2016, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
Note 7. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	Successor
	July 2, 2017	January 1, 2017
	(in thousands)
Sale leaseback obligations, less current portion (1)	$179,460	$176,831
Deferred rent liability	24,574	21,784
Deferred landlord contributions	6,352	5,702
Long-term portion of unfavorable leases	6,380	7,308
Other	4,810	4,950
Total other noncurrent liabilities	$221,576	$216,575
__________________

(1)	See Note 8 “Sale Leaseback Transaction” for further discussion on the sale leaseback transaction completed in the six months ended July 2, 2017.

Note 8. Sale Leaseback Transaction:
On April 25, 2017, we closed a sale leaseback transaction with NADG NNN Acquisitions, Inc. (“NADG NNN”). Pursuant to the sale leaseback transaction, we sold our property located in Conyers, Georgia to NADG NNN, and we leased the property back from NADG NNN pursuant to a master lease on a triple-net basis for its continued use as Chuck-E-Cheese’s family dining and entertainment venue. The lease has an initial term of 20 years, with four five-year options to renew. For

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accounting purposes, this sale-leaseback transaction is accounted for under the financing method rather than as a completed sale. Under the financing method, we (i) include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, (ii) report the associated property as owned assets, (iii) continue to depreciate the assets over their remaining useful lives, and (iv) record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property. The aggregate purchase price for the property in connection with the sale leaseback transaction was approximately $4.1 million million in cash, and the net proceeds realized were approximately $3.9 million.
9. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	July 2, 2017	July 3, 2016
	(in thousands, except %)
Federal and state income taxes	$(3,420)	$(4,551)
Foreign income taxes (1)	103	109
Income tax expense (benefit)	$(3,317)	$(4,442)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands, except %)
Federal and state income taxes	$6,678	$6,712
Foreign income taxes (1)	383	218
Income tax expense (benefit)	$7,061	$6,930
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate for the three months ended July 2, 2017 and July 3, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger (see Note 10 “Consolidating Guarantor Financial Information” for a definition of the Merger). Our effective income tax rate for the six months ended July 2, 2017 and July 3, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger. In addition, both the three-month and six-month periods ended July 3, 2016, were negatively impacted by an increase in the liability for uncertain tax positions and a change in state income tax rates.
For the periods presented herein, we have used the year-to-date effective tax rate (the “discrete method”), as prescribed by ASC 740-270, Accounting for Income Taxes-Interim Reporting when a reliable estimate of the estimated annual rate cannot be made. We believe at this time, the use of the discrete method is more appropriate than the annual effective tax rate method due to significant variations in the customary relationship between income tax expense and projected annual pre-tax income or loss which occurs when annual projected pre-tax income or loss nears a relatively small amount in comparison to the differences between income and deductions determined for financial statement purposes versus income tax purposes. Using the discrete method, we have determined our current and deferred income tax expense as if the interim period were an annual period.
Our liability for uncertain tax positions (excluding interest and penalties) was $3.0 million and $3.1 million as of July 2, 2017 and January 1, 2017, respectively, and if recognized would decrease our provision for income taxes by $1.5 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.5 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of July 2, 2017 and January 1, 2017, was $1.3 million and $1.2 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Queso Holdings Inc. (“Parent”) authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of July 2, 2017 and the activity for the six months ended July 2, 2017 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 1, 2017	2,400,914	$8.74
Options Granted	53,771	$14.86
Options Forfeited	(26,165)	$12.23
Outstanding stock options, July 2, 2017	2,428,520	$8.94	6.8	$20,544
Stock options expected to vest, July 2, 2017	1,800,778	$8.52	6.8	$15,998
Exercisable stock options, July 2, 2017	427,655	$8.42	6.8	$3,840

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of July 2, 2017, we had $1.9 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 1.8 years.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Stock-based compensation costs	$189	$206
Portion capitalized as property and equipment (1)	(3)	(4)
Stock-based compensation expense recognized	$186	$202

	Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Stock-based compensation costs	$343	$344
Portion capitalized as property and equipment (1)	(7)	(7)
Stock-based compensation expense recognized	$336	$337
Excess tax benefit recognized from exercise of stock-based compensation awards	$—	$4
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the six months ended July 2, 2017:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	11,292	—	11,292
Other comprehensive income	—	—	—	—	539	539
Stock-based compensation costs	—	—	343	—	—	343
Return of capital	—	—	1,447	—	—	1,447
Balance July 2, 2017	200	$—	$358,956	$(136,973)	$(2,357)	$219,626

12. Consolidating Guarantor Financial Information:
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$77,470	$5,334	$6,658	$—	$89,462
Restricted cash	—	—	115	—	115
Accounts receivable	13,864	2,257	4,082	(3,418)	16,785
Inventories	20,887	3,542	279	—	24,708
Prepaid expenses	13,056	7,529	1,149	—	21,734
Total current assets	125,277	18,662	12,283	(3,418)	152,804
Property and equipment, net	521,750	57,705	6,588	—	586,043
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	17,922	464,270	—	—	482,192
Intercompany	101,632	—	—	(101,632)	—
Investment in subsidiaries	475,669	—	—	(475,669)	—
Other noncurrent assets	8,112	13,295	296	—	21,703
Total assets	$1,683,386	$605,346	$19,167	$(580,719)	$1,727,180
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	539	—	10	—	549
Accounts payable and accrued expenses	96,018	3,594	3,750	—	103,362
Other current liabilities	4,048	511	—	—	4,559
Total current liabilities	108,205	4,105	3,760	—	116,070
Capital lease obligations, less current portion	13,249	—	55	—	13,304
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	966,739	—	—	—	966,739
Deferred tax liability	160,581	24,241	(2,241)	—	182,581
Intercompany	—	79,026	26,024	(105,050)	—
Other noncurrent liabilities	214,986	13,497	377	—	228,860
Total liabilities	1,463,760	120,869	27,975	(105,050)	1,507,554
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	358,956	466,114	3,241	(469,355)	358,956
Retained earnings (deficit)	(136,973)	18,363	(9,692)	(8,671)	(136,973)
Accumulated other comprehensive income (loss)	(2,357)	—	(2,357)	2,357	(2,357)
Total stockholder's equity	219,626	484,477	(8,808)	(475,669)	219,626
Total liabilities and stockholder's equity	$1,683,386	$605,346	$19,167	$(580,719)	$1,727,180

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$82,807	$13,324	$1,280	$—	$97,411
Entertainment and merchandise sales	88,857	18,811	2,056	—	109,724
Total company venue sales	171,664	32,135	3,336	—	207,135
Franchise fees and royalties	463	4,186	—	—	4,649
International Association assessments and other fees	375	10,544	8,098	(19,017)	—
Total revenues	172,502	46,865	11,434	(19,017)	211,784
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,936	3,464	423	—	22,823
Cost of entertainment and merchandise	6,329	389	136	—	6,854
Total cost of food, beverage, entertainment and merchandise	25,265	3,853	559	—	29,677
Labor expenses	54,654	4,541	1,156	—	60,351
Depreciation and amortization	24,394	962	435	—	25,791
Rent expense	21,825	1,552	529	—	23,906
Other venue operating expenses	42,664	3,259	990	(10,946)	35,967
Total company venue operating costs	168,802	14,167	3,669	(10,946)	175,692
Advertising expense	8,315	1,413	10,580	(8,071)	12,237
General and administrative expenses	4,726	10,707	118	—	15,551
Transaction, severance and related litigation costs	490	—	—	—	490
Total operating costs and expenses	182,333	26,287	14,367	(19,017)	203,970
Operating income (loss)	(9,831)	20,578	(2,933)	—	7,814
Equity in earnings (loss) in affiliates	27,993	—	—	(27,993)	—
Interest expense	15,921	975	165	—	17,061
Income (loss) before income taxes	2,241	19,603	(3,098)	(27,993)	(9,247)
Income tax expense (benefit)	8,171	(10,515)	(973)	—	(3,317)
Net income (loss)	$(5,930)	$30,118	$(2,125)	$(27,993)	$(5,930)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	420	—	420	(420)	420
Comprehensive income (loss)	$(5,510)	$30,118	$(1,705)	$(28,413)	$(5,510)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$84,011	$12,099	$1,294	$—	$97,404
Entertainment and merchandise sales	106,678	5,850	2,129	—	114,657
Total company venue sales	190,689	17,949	3,423	—	212,061
Franchise fees and royalties	672	3,888	—	—	4,560
International Association assessments and other fees	207	615	8,357	(9,179)	—
Total revenues	191,568	22,452	11,780	(9,179)	216,621
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	21,014	3,140	519	—	24,673
Cost of entertainment and merchandise	7,639	457	144	—	8,240
Total cost of food, beverage, entertainment and merchandise	28,653	3,597	663	—	32,913
Labor expenses	55,375	3,803	1,227	—	60,405
Depreciation and amortization	28,596	628	509	—	29,733
Rent expense	22,110	1,379	560	—	24,049
Other venue operating expenses	34,876	2,369	979	(848)	37,376
Total company venue operating costs	169,610	11,776	3,938	(848)	184,476
Advertising expense	8,801	1,048	10,644	(8,331)	12,162
General and administrative expenses	5,746	10,067	109	—	15,922
Transaction, severance and related litigation costs	427	7	—	—	434
Total operating costs and expenses	184,584	22,898	14,691	(9,179)	212,994
Operating income (loss)	6,984	(446)	(2,911)	—	3,627
Equity in earnings (loss) in affiliates	(4,683)	—	—	4,683	—
Interest expense	15,479	1,536	106	—	17,121
Income (loss) before income taxes	(13,178)	(1,982)	(3,017)	4,683	(13,494)
Income tax expense (benefit)	(4,126)	585	(901)	—	(4,442)
Net income (loss)	$(9,052)	$(2,567)	$(2,116)	$4,683	$(9,052)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	161	—	161	(161)	161
Comprehensive income (loss)	$(8,891)	$(2,567)	$(1,955)	$4,522	$(8,891)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$190,998	$27,725	$3,107	$—	$221,830
Entertainment and merchandise sales	207,645	32,923	5,073	—	245,641
Total company venue sales	398,643	60,648	8,180	—	467,471
Franchise fees and royalties	904	8,368	—	—	9,272
International Association assessments and other fees	689	21,088	18,607	(40,384)	—
Total revenues	400,236	90,104	26,787	(40,384)	476,743
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	42,931	7,152	957	—	51,040
Cost of entertainment and merchandise	14,230	804	307	—	15,341
Total cost of food, beverage, entertainment and merchandise	57,161	7,956	1,264	—	66,381
Labor expenses	114,837	9,379	2,522	—	126,738
Depreciation and amortization	49,374	1,882	947	—	52,203
Rent expense	43,104	3,053	1,068	—	47,225
Other venue operating expenses	85,680	6,545	2,295	(21,804)	72,716
Total company venue operating costs	350,156	28,815	8,096	(21,804)	365,263
Advertising expense	19,252	3,259	21,688	(18,580)	25,619
General and administrative expenses	10,807	21,741	267	—	32,815
Transaction, severance and related litigation costs	570	—	—	—	570
Total operating costs and expenses	380,785	53,815	30,051	(40,384)	424,267
Operating income (loss)	19,451	36,289	(3,264)	—	52,476
Equity in earnings (loss) in affiliates	38,647	—	—	(38,647)	—
Interest expense (income)	31,828	1,992	303	—	34,123
Income (loss) before income taxes	26,270	34,297	(3,567)	(38,647)	18,353
Income tax expense (benefit)	14,978	(6,803)	(1,114)	—	7,061
Net income (loss)	$11,292	$41,100	$(2,453)	$(38,647)	$11,292

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	539	—	539	(539)	539
Comprehensive income (loss)	$11,831	$41,100	$(1,914)	$(39,186)	$11,831

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 3, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$191,834	$24,888	$2,885	$—	$219,607
Entertainment and merchandise sales	245,886	11,448	4,880	—	262,214
Total company venue sales	437,720	36,336	7,765	—	481,821
Franchise fees and royalties	1,268	7,850		—	9,118
International Association assessments and other fees	462	1,230	20,315	(22,007)	—
Total revenues	439,450	45,416	28,080	(22,007)	490,939
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	47,658	6,438	1,099	—	55,195
Cost of entertainment and merchandise	15,757	902	330	—	16,989
Total cost of food, beverage, entertainment and merchandise	63,415	7,340	1,429	—	72,184
Labor expenses	119,109	7,802	2,537	—	129,448
Depreciation and amortization	55,158	1,235	969	—	57,362
Rent expense	44,367	2,712	1,120	—	48,199
Other venue operating expenses	68,639	4,536	1,930	(1,718)	73,387
Total company venue operating costs	350,688	23,625	7,985	(1,718)	380,580
Advertising expense	21,222	2,719	21,609	(20,289)	25,261
General and administrative expenses	12,928	20,726	285	—	33,939
Transaction, severance and related litigation costs	1,129	55	—	—	1,184
Total operating costs and expenses	385,967	47,125	29,879	(22,007)	440,964
Operating income (loss)	53,483	(1,709)	(1,799)	—	49,975
Equity in earnings (loss) in affiliates	(5,795)	—	—	5,795	—
Interest expense	32,081	1,887	214	—	34,182
Income (loss) before income taxes	15,607	(3,596)	(2,013)	5,795	15,793
Income tax expense (benefit)	6,744	751	(565)	—	6,930
Net income (loss)	$8,863	$(4,347)	$(1,448)	$5,795	$8,863

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	915	—	915	(915)	915
Comprehensive income (loss)	$9,778	$(4,347)	$(533)	$4,880	$9,778

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$55,867	$20,594	$294	$—	$76,755

Cash flows from investing activities:
Purchases of property and equipment	(32,066)	(14,330)	(649)	—	(47,045)
Development of internal use software	—	(2,075)	—	—	(2,075)
Proceeds from sale of property and equipment	237	—	—	—	237
Cash flows provided by (used in) investing activities	(31,829)	(16,405)	(649)	—	(48,883)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)	—	—	—	(3,800)
Repayments on note payable	—	(13)	—	—	(13)
Proceeds from sale-leaseback transaction	4,073	—	—	—	4,073
Payments on capital lease obligations	(215)	—	(3)	—	(218)
Payments on sale leaseback transactions	(1,161)	—	—	—	(1,161)
Return of capital	1,447	—	—	—	1,447
Cash flows provided by (used in) financing activities	344	(13)	(3)	—	328
Effect of foreign exchange rate changes on cash	—	—	239	—	239
Change in cash and cash equivalents	24,382	4,176	(119)	—	28,439
Cash and cash equivalents at beginning of period	53,088	1,158	6,777	—	61,023
Cash and cash equivalents at end of period	$77,470	$5,334	$6,658	$—	$89,462

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 3, 2016
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$66,349		$11,899		$(510)		$—		$77,738

Cash flows from investing activities:
Purchases of property and equipment	(31,814)		(10,459)		(127)		—		(42,400)
Development of internal use software	(3,439)		(2,784)		—		—		(6,223)
Proceeds from the sale of property and equipment	—		318		—		—		318
Cash flows provided by (used in) investing activities	(35,253)	—	(12,925)	—	(127)	—	—	—	(48,305)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)		—		—		—		(3,800)
Repayments on note payable	—		(24)		—		—		(24)
Payments on capital lease obligations	(202)		—		(2)		—		(204)
Payments on sale leaseback transactions	(956)		—		—		—		(956)
Excess tax benefit realized from stock-based compensation	4		—		—		—		4
Cash flows provided by (used in) financing activities	(4,954)	—	(24)	—	(2)	—	—	—	(4,980)
Effect of foreign exchange rate changes on cash	—		—		484		—		484
Change in cash and cash equivalents	26,142	—	(1,050)	—	(155)	—	—	—	24,937
Cash and cash equivalents at beginning of period	42,235		1,797		6,622		—		50,654
Cash and cash equivalents at end of period	$68,377		$747		$6,467		$—		$75,591

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled $0.2 million for the three months ended July 2, 2017 and $0.3 million and $0.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings. There were no expense reimbursements paid to Apollo during the three months ended July 3, 2016.
14. Commitments and Contingencies:
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
Employment-Related Litigation: On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the Sinohui Litigation, in exchange for the Company’s settlement payment. The parties will present their proposed class settlement to the Court for review and approval during the third quarter of 2017, and expect that the settlement will be concluded and the case dismissed by the end of the first quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
After the Court in the Sinohui Litigation issued its order denying certification of a class of California-based general managers on misclassification and wage statement claims, six lawsuits were filed against the Company in California state court (the “California General Manager Litigation”). The plaintiffs in these actions include nine current and 12 former California General Managers asserting individual misclassification, wage statement, and expense reimbursement claims. Between December 20, 2016 and April 21, 2017 the Company filed initial responses to each of the lawsuits and removed them all to Federal District Court.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On March 17, 2017, Plaintiffs filed objections to the Special Master’s report and recommendation with the Kansas court and separately filed a motion with the Special Master to amend the complaint as to Goldman Sachs. We currently await the Special Master’s decision on the Plaintiffs’ motion for leave to amend. The District Court has not yet set this case for trial. The Company continues to believe the Consolidated Class Action Petition is without merit and intends to defend it vigorously. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 31, 2017, and our fiscal year ended January 1, 2017, each consist of 52 weeks.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment venues under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 564 venues and have an additional 193 venues operating under franchise arrangements across 47 states and 12 foreign countries and territories as of July 2, 2017.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Number of Company-owned venues:
Beginning of period	560	556	559	556
New	2	—	3	1
Acquired from franchisee	2	—	2	—
Closed	—	—	—	(1)
End of period	564	556	564	556
Number of franchised venues:
Beginning of period	191	179	188	176
New	4	5	7	9
Acquired from franchisee	(2)	—	(2)	—
Closed	—	(1)	—	(2)
End of period	193	183	193	183
Total number of venues:
Beginning of period	751	735	747	732
New	6	5	10	10
Acquired from franchisee	—	—	—	—
Closed	—	(1)	—	(3)
End of period	757	739	757	739
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
Adjusted EBITDA and Margin. We define Adjusted EBITDA, a measure used by management to assess operating performance, as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and certain other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or our secured credit facilities. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-owned venues (“Company venue sales”), which consist of the sale of food, beverages, game-play credits and merchandise. A portion of our Company venue sales are from sales of value-priced combination packages generally comprised of food, beverage and game plays (“Package Deals”), which we promote through in-venue menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the relative price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	July 2, 2017		July 3, 2016
	(in thousands, except percentages)
Food and beverage sales	$97,411	47.0%	$97,404	45.9%
Entertainment and merchandise sales	109,724	53.0%	114,657	54.1%
Total company venue sales	$207,135	100.0%	$212,061	100.0%

	Six Months Ended
	July 2, 2017		July 3, 2016
	(in thousands, except percentages)
Food and beverage sales	$221,830	47.5%	$219,607	45.6%
Entertainment and merchandise sales	245,641	52.5%	262,214	54.4%
Total company venue sales	$467,471	100.0%	$481,821	100.0%
The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	July 2, 2017		July 3, 2016
	(in thousands, except percentages)
Total company venue sales	$207,135	97.8%	$212,061	97.9%
Franchise fees and royalties	4,649	2.2%	4,560	2.1%
Total revenues	211,784	100.0%	216,621	100.0%
Company venue operating costs:
Cost of food and beverage (1)	22,823	23.4%	24,673	25.3%
Cost of entertainment and merchandise (2)	6,854	6.2%	8,240	7.2%
Total cost of food, beverage, entertainment and merchandise (3)	29,677	14.3%	32,913	15.5%
Labor expenses (3)	60,351	29.1%	60,405	28.5%
Depreciation and amortization (3)	25,791	12.5%	29,733	14.0%
Rent expense (3)	23,906	11.5%	24,049	11.3%
Other venue operating expenses (3)	35,967	17.4%	37,376	17.6%
Total company venue operating costs (3)	175,692	84.8%	184,476	87.0%
Other costs and expenses:
Advertising expense	12,237	5.8%	12,162	5.6%
General and administrative expenses	15,551	7.3%	15,922	7.4%
Transaction, severance and related litigation costs	490	0.2%	434	0.2%
Total operating costs and expenses	203,970	96.3%	212,994	98.3%
Operating income	7,814	3.7%	3,627	1.7%
Interest expense	17,061	8.1%	17,121	7.9%
Loss before income taxes	$(9,247)	(4.4)%	$(13,494)	(6.2)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

	Six Months Ended
	July 2, 2017		July 3, 2016
	(in thousands, except percentages)
Total company venue sales	$467,471	98.1%	$481,821	98.1%
Franchise fees and royalties	9,272	1.9%	9,118	1.9%
Total revenues	476,743	100.0%	490,939	100.0%
Company venue operating costs:
Cost of food and beverage (1)	51,040	23.0%	55,195	25.1%
Cost of entertainment and merchandise (2)	15,341	6.2%	16,989	6.5%
Total cost of food, beverage, entertainment and merchandise (3)	66,381	14.2%	72,184	15.0%
Labor expenses (3)	126,738	27.1%	129,448	26.9%
Depreciation and amortization (3)	52,203	11.2%	57,362	11.9%
Rent expense (3)	47,225	10.1%	48,199	10.0%
Other venue operating expenses (3)	72,716	15.6%	73,387	15.2%
Total company venue operating costs (3)	365,263	78.1%	380,580	79.0%
Other costs and expenses:
Advertising expense	25,619	5.4%	25,261	5.1%
General and administrative expenses	32,815	6.9%	33,939	6.9%
Transaction, severance and related litigation costs	570	0.1%	1,184	0.2%
Total operating costs and expenses	424,267	89.0%	440,964	89.8%
Operating income	52,476	11.0%	49,975	10.2%
Interest expense	34,123	7.2%	34,182	7.0%
Income before income taxes	$18,353	3.8%	$15,793	3.2%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended July 2, 2017 Compared to the Three months ended July 3, 2016

Revenues
Company venue sales were $207.1 million for the second quarter of 2017 compared to $212.1 million for the second quarter of 2016, primarily attributable to a 3.8% decrease in comparable venue sales, offset partially by revenue from new venue openings.
Company venue sales for the second quarter of 2017 were positively impacted by approximately $0.7 million of PlayPass breakage compared to additional deferred revenue of $0.3 million for the second quarter of 2016.
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.4% for the second quarter of 2017 compared to 25.3% for the second quarter of 2016. The decrease in the cost of food and beverage on a percentage basis in the second quarter of 2017 was driven by benefits realized from the implementation of our inventory management system, as well as price increases in our food and beverage menu, partially offset by an increase in commodity prices.

The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 6.2% for the second quarter of 2017 compared to 7.2% for the second quarter of 2016. The decrease in the cost of entertainment and merchandise on a percentage basis in the second quarter of 2017 was primarily due to a decrease in promotional merchandise giveaways compared to the second quarter of 2016.
Labor expenses were $60.4 million for both the second quarter of 2017 and the second quarter of 2016. We were able to offset increased minimum wage rates in several states with improved labor management aided by our labor management system, which we implemented in early 2016.
Depreciation and amortization was $25.8 million in the second quarter of 2017 compared to $29.7 million in the second quarter of 2016. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives throughout the past year.
Other venue operating expenses were $36.0 million in the second quarter of 2017 compared to $37.4 million in the second quarter of 2016. The decrease was primarily due to a decrease in self-insurance expense associated with general liability claims.
General and Administrative Expenses
General and administrative expenses were $15.6 million in the second quarter of 2017 compared to $15.9 million in the second quarter of 2016. The decrease in general and administrative expenses in the second quarter of 2017 is primarily due to a decrease in incentive compensation as a result of lower sales and operating performance offset by an increase in labor related litigation costs and an increase in depreciation related to internally developed software related to our IT initiatives.
Income Taxes
Our effective income tax rate of 35.9% for the second quarter of 2017, compared to 32.9% for the second quarter of 2016, differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger. In addition, an increase in the liability for uncertain tax positions and a change in state income tax rates negatively impacted the effective income tax rate in the second quarter of 2016.
Six months ended July 2, 2017 Compared to Six months ended July 3, 2016
Revenues
Company venue sales were $467.5 million for the first six months of 2017 compared to $481.8 million for the first six months of 2016, primarily attributable to a 3.2% decrease in comparable store sales, offset partially by revenue from new venue openings.
Company venue sales in the first six months of 2017 were also negatively impacted by approximately $3.7 million of incremental deferred revenue compared to the first six months of 2016.
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.0% for the first six months of 2017 compared to 25.1% for the first six months of 2016. The decrease in the cost of food and beverage on a percentage basis in the first six months of 2017 was driven by benefits realized from the implementation of our inventory management system, as well as price increases in our food and beverage menu.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 6.2% for the first six months of 2017 compared to 6.5% for the first six months of 2016. The decrease in the cost of entertainment and merchandise on a percentage basis in the first six months of 2017 was primarily due to a decrease in promotional merchandise giveaways compared to the first six months of 2016, offset by an increase in the deferred revenue associated with the implementation of our PlayPass card system. The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales, excluding the impact of deferred revenue related to PlayPass, was 6.1% in the first six months of 2017.
Labor expenses were $126.7 million for the first six months of 2017 compared to $129.4 million for the first six months of 2016. We were able to offset increased minimum wage rates in several states with improved labor management aided by our labor management system, which we implemented in early 2016.
Other venue operating costs were $72.7 million in the first six months of 2017 compared to $73.4 million in the first six months of 2016. The decrease is primarily due to lower utility and telephone costs in the first six months of 2017, offset by increased maintenance and repair costs and an increase in postage and travel charges incurred in connection with training venue level employees on our new PlayPass card system.

Advertising Expense
Advertising expense was $25.6 million in the first six months of 2017 compared to $25.3 million in the first six months of 2016. The first six months of 2017 reflects an increase in advertising for our Peter Piper Pizza venues relative to the first six months of 2016, primarily related to our new venues.
General and Administrative Expenses
General and administrative expenses were $32.8 million for the first six months of 2017 compared to $33.9 million for the first six months of 2016. The decrease in general and administrative expenses in the first six months of 2017 is primarily due to a decrease in incentive compensation as a result of lower sales and operating performance, offset by an increase in labor related litigation costs.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.6 million in the first six months of 2017 compared to $1.2 million in the first six months of 2016. The Transaction, severance and related litigation costs in both the first six months of 2017 and the first six months of 2016 relate primarily to legal fees and settlements incurred in connection with Merger related litigation.
Income Taxes
Our effective income tax rate of 38.5% for the first six months of 2017, compared to 43.9% for the first six months of 2016, differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits partially offset by the impact of non-deductible litigation costs related to the Merger. In addition, an increase in the liability for uncertain tax positions and a change in state income tax rates negatively impacted the effective income tax rate for the first six months of 2016.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Net cash provided by operating activities	$76,755	$77,738
Net cash used in investing activities	(48,883)	(48,305)
Net cash provided by (used in) financing activities	328	(4,980)
Effect of foreign exchange rate changes on cash	239	484
Change in cash and cash equivalents	$28,439	$24,937
Interest paid	$31,861	$32,960
Income taxes paid, net	$7,716	$5,572

	July 2, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$89,462	$61,023
Restricted cash	$115	$268
Term loan facility	$735,300	$739,100
Senior notes	$255,000	$255,000
Note payable	$—	$13
Available unused commitments under revolving credit facility	$140,100	$140,100
Cash and cash equivalents as of July 2, 2017 includes $6.7 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Six months ended July 2, 2017 Compared to the Six months ended July 3, 2016
Net cash provided by operating activities was $76.8 million in the six months ended July 2, 2017 compared to $77.7 million in the six months ended July 3, 2016. The decrease in net cash provided by operating activities is primarily due to fluctuations in our working capital offset by the payment of a Merger related litigation settlement in the 2016 period.
Net cash used in investing activities was $48.9 million in the six months ended July 2, 2017 compared to $48.3 million in the six months ended July 3, 2016. Net cash used in investing activities in the six months ended July 2, 2017 and July 3, 2016 relates primarily to capital expenditures. The increase for the six months ended July 2, 2017 compared to the six months ended July 3, 2016 is primarily related to the implementation of our PlayPass initiative. We deployed PlayPass in 191 venues during the first six months of 2017 compared to 44 venues during the first six months of 2016.
Net cash provided by financing activities was $0.3 million in the six months ended July 2, 2017, relating primarily to sale leaseback proceeds of $4.1 million and a $1.4 million return of capital, partially offset by principal payments on our term loan and other lease related obligations. Net cash used in financing of $5.0 million in the six months ended July 3, 2016 related primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to

December 2020, with the balance paid at maturity, February 14, 2021. As of July 2, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility was subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped-down to 3.00%. During the six months ended July 2, 2017, the federal funds rate ranged from 0.55% to 1.16%, the prime rate ranged from 3.75% to 4.25% and the one-month LIBOR ranged from 0.76% to 1.23%.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first six months of 2017, we completed 158 game enhancements and four major remodels, and we opened three new domestic Company-operated Peter Piper Pizza venues. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first six months of 2017 totaled approximately $49.1 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Growth capital spend (1)	$28,890	$23,162
Maintenance capital spend (2)	16,304	18,706
IT capital spend	3,916	6,722
Total Capital Spend	$49,110	$48,590
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of July 2, 2017, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. As of July 2, 2017, there has been no material change to the information concerning our critical accounting policies and estimates.
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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands, except percentages)
Total revenues	$211,784	$216,621	$476,743	$490,939
Net income (loss) as reported	$(5,930)	$(9,052)	$11,292	$8,863
Interest expense	17,061	17,121	34,123	34,182
Income tax expense (benefit)	(3,317)	(4,442)	7,061	6,930
Depreciation and amortization	27,623	31,284	55,928	60,282
Loss on asset disposals, net (1)	1,961	1,895	3,716	4,073
Non-cash stock-based compensation (2)	186	202	336	337
Rent expense book to cash (3)	1,856	2,592	2,836	4,840
Franchise revenue, net cash received (4)	(254)	271	(344)	162
Impact of purchase accounting (5)	569	356	785	555
Venue pre-opening costs (6)	248	96	488	316
One-time and unusual items (7)	947	1,063	3,213	2,876
Cost savings initiatives (8)	—	—	—	62
Change in deferred amusement revenue (9)	(676)	281	4,368	682
Adjusted EBITDA	$40,274	$41,667	$123,802	$124,160
Adjusted EBITDA Margin	19.0%	19.2%	26.0%	25.3%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

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

(5)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and, therefore, were not recorded as revenue.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities as of July 2, 2017 of $735.3 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.4 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended July 2, 2017 and July 3, 2016, the average cost of a block of cheese was $1.79 and $1.71, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended July 2, 2017 and July 3, 2016, respectively. For the six months ended July 2, 2017 and July 3, 2016, the average cost of a block of cheese was $1.74 and $1.76, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.6 million and $0.7 million for the six months ended July 2, 2017 and July 3, 2016, respectively.
For the both the three months ended July 2, 2017 and July 3, 2016, the average cost of dough per pound was $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended July 2, 2017 and July 3, 2016, respectively. For both the six months ended July 2, 2017 and July 3, 2016, the average cost of dough per pound was $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million for both the six months ended July 2, 2017 and July 3, 2016, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 12 Company-owned venues in Canada. For the the three and six months ended July 2, 2017, our Canadian venues generated operating losses of $0.4 million and $0.1 million, respectively, compared to our consolidated operating income of $7.8 million and $52.5 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended July 2, 2017 were $0.727 and $0.771, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and six months ended July 2, 2017 would have decreased our reported consolidated operating results by $0.1 million and less than $0.1 million, respectively.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 2, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

CEC ENTERTAINMENT, INC.

August 4, 2017	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2017		/s/ Laurie E. Priest
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