Form 10-Q
period 2017-10-01
CEC ENTERTAINMENT INC
filed 2017-11-13
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

Page
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at October 1, 2017 and January 1, 2017	3

Consolidated Statements of Earnings for the three months ended October 1, 2017 and October 2, 2016 and the nine months ended October 1, 2017 and October 2, 2016	4

Consolidated Statements of Comprehensive Income for the three months ended October 1, 2017 and October 2, 2016 and the nine months ended October 1, 2017 and October 2, 2016	5

Consolidated Statements of Cash Flows for the nine months ended October 1, 2017 and October 2, 2016	6

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4. Controls and Procedures	42

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	44

ITEM 1A. Risk Factors	44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6. Exhibits	45

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$79,427	$61,023
Restricted cash	219	268
Accounts receivable	17,086	20,495
Inventories	22,624	21,677
Prepaid expenses	20,487	21,498
Total current assets	139,843	124,961
Property and equipment, net	582,928	592,886
Goodwill	484,438	483,876
Intangible assets, net	481,278	484,083
Other noncurrent assets	20,170	24,306
Total assets	$1,708,657	$1,710,112
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,613
Capital lease obligations, current portion	571	467
Accounts payable	32,473	33,202
Accrued expenses	38,658	40,098
Unearned revenues	21,353	16,381
Accrued interest	3,163	8,155
Other current liabilities	4,666	4,275
Total current liabilities	108,484	110,191
Capital lease obligations, less current portion	13,162	13,602
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	965,976	968,266
Deferred tax liability	180,789	186,290
Accrued insurance	8,784	9,183
Other noncurrent liabilities	222,092	216,575
Total liabilities	1,499,287	1,504,107
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of October 1, 2017 and January 1, 2017	—	—
Capital in excess of par value	359,144	357,166
Accumulated deficit	(148,065)	(148,265)
Accumulated other comprehensive loss	(1,709)	(2,896)
Total stockholder’s equity	209,370	206,005
Total liabilities and stockholder’s equity	$1,708,657	$1,710,112

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
REVENUES:
Food and beverage sales	$98,255	$101,984	$320,085	$321,591
Entertainment and merchandise sales	110,633	121,764	356,274	383,978
Total company venue sales	208,888	223,748	676,359	705,569
Franchise fees and royalties	4,459	4,322	13,731	13,440
Total revenues	213,347	228,070	690,090	719,009
OPERATING COSTS AND EXPENSES:
Company venue operating costs:
Cost of food and beverage (exclusive of items shown separately below)	23,974	25,507	75,014	80,702
Cost of entertainment and merchandise (exclusive of items shown separately below)	7,430	8,014	22,771	25,004
Total cost of food, beverage, entertainment and merchandise	31,404	33,521	97,785	105,706
Labor expenses	61,220	61,721	187,958	191,170
Depreciation and amortization	25,289	27,667	77,492	85,029
Rent expense	24,259	24,120	71,484	72,318
Other venue operating expenses	40,561	38,757	113,277	112,143
Total company venue operating costs	182,733	185,786	547,996	566,366
Other costs and expenses:
Advertising expense	12,083	11,515	37,702	36,777
General and administrative expenses	15,422	17,284	48,237	51,222
Transaction, severance and related litigation costs	128	166	698	1,349
Asset impairments	1,843	772	1,843	772
Total operating costs and expenses	212,209	215,523	636,476	656,486
Operating income	1,138	12,547	53,614	62,523
Interest expense	17,451	17,237	51,574	51,419
Income (loss) before income taxes	(16,313)	(4,690)	2,040	11,104
Income tax expense (benefit)	(5,221)	(2,286)	1,840	4,645
Net income (loss)	$(11,092)	$(2,404)	$200	$6,459
The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income (loss)	$(11,092)	$(2,404)	$200	$6,459
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	648	(212)	1,187	703
Comprehensive income (loss)	$(10,444)	$(2,616)	$1,387	$7,162

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200	$6,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,064	90,167
Deferred income taxes	(5,220)	(10,329)
Stock-based compensation expense	520	522
Amortization of lease related liabilities	(411)	(17)
Amortization of original issue discount and deferred debt financing costs	3,410	3,410
Loss on asset disposals, net	5,457	6,298
Asset impairments	1,843	772
Non-cash rent expense	3,562	5,261
Other adjustments	18	237
Changes in operating assets and liabilities:
Restricted cash	49	(196)
Accounts receivable	2,678	5,938
Inventories	(4,499)	(1,867)
Prepaid expenses	1,195	(321)
Accounts payable	1,775	(3,973)
Accrued expenses	(2,097)	3,424
Unearned revenues	5,952	4,386
Accrued interest	(4,891)	(5,784)
Income taxes payable	425	5,400
Deferred landlord contributions	1,210	1,467
Net cash provided by operating activities	94,240	111,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71,910)	(66,535)
Development of internal use software	(2,520)	(8,788)
Proceeds from sale of property and equipment	424	426
Net cash used in investing activities	(74,006)	(74,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(5,700)	(5,700)
Repayments on note payable	(13)	(37)
Proceeds from sale leaseback transaction	4,073	—
Payments on capital lease obligations	(340)	(311)
Payments on sale leaseback obligations	(1,789)	(1,466)
Excess tax benefit realized from stock-based compensation	—	4

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	1,447	—
Net cash used in financing activities	(2,322)	(7,510)
Effect of foreign exchange rate changes on cash	492	356
Change in cash and cash equivalents	18,404	29,203
Cash and cash equivalents at beginning of period	61,023	50,654
Cash and cash equivalents at end of period	$79,427	$79,857

	Nine Months Ended
	October 1, 2017	October 2, 2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53,076	$53,971
Income taxes paid, net	$6,635	$9,569
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,772	$2,926

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment venues in a total of 47 states and 13 foreign countries and territories. Our venues provide our guests with a variety of family entertainment and dining alternatives. All of our venues utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with a mix of food, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our venues. Therefore, we aggregate each venue’s operating performance into one reportable segment for financial reporting purposes.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. Contributions to the advertising, entertainment and media funds from our franchisees were $1.7 million for both the nine months ended October 1, 2017 and October 2, 2016, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and nine months ended October 1, 2017 and October 2, 2016 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Guidance
Accounting Guidance Adopted:
Effective January 2, 2017 we adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment requires entities to measure most inventory at the “lower of cost or net realizable value,” thereby simplifying the former guidance under which entities measured inventory at the lower of cost or market (market in this context was defined as one of three different measures, one of which was net realizable value). The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
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
Accounting Guidance Not Yet Adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. The new guidance will be effective for us beginning on December 31, 2018. Early adoption will be permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition and the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception, may be significantly different from current practice. We are currently in the process of completing our assessment of all potential impacts of this amendment on our revenues, including: (i) our accounting for franchise and development fees, and (ii) accounting for our national advertising costs under the Association Funds. Specifically, we expect the adoption of this amendment will require us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the franchise agreement. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all of our material obligations and initial services. Additionally, we expect to account for our national advertising fund revenues on a gross basis, instead of net. We do not expect the impact of recognizing initial franchise fees over the franchise agreement period and recognizing advertising expense upon adoption of this standard to have a material effect on our consolidated financial statements. We have determined that this amendment will not have an impact on our recognition of revenue related to our franchise royalties, which are based on a percentage of franchise sales and revenue from Company-operated venues. We will adopt the guidance in this amendment beginning with our fiscal first quarter 2018 and will apply the guidance using the modified retrospective method, recognizing the cumulative effect of applying the new standard to new contracts and contracts that are not considered completed as of January 1, 2018, with no restatement of the comparative periods presented.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). The amendments in this update clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. This ASU will be effective for us for annual and interim reporting periods beginning on January 1, 2018. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment eliminates Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This ASU is effective for us for our annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2020 and will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. This ASU will be effective for us for annual and interim reporting periods beginning on December 31, 2019, with early adoption permitted. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
2. Property and Equipment:
Total depreciation and amortization expense was $27.1 million and $29.9 million for the three months ended October 1, 2017 and October 2, 2016, respectively, of which $1.8 million and $2.2 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Total depreciation and amortization expense was $83.1 million and $90.2 million for the nine months ended October 1, 2017 and October 2, 2016, respectively, of which $5.6 million and $5.1 million, respectively, was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Asset Impairments
During the three and nine months ended October 1, 2017, we recognized asset impairment charges of $1.8 million primarily related to five stores. During the three and nine months ended October 2, 2016, we recognized asset impairment charges of $0.8 million primarily related to four stores. These impairment charges were the result of a decline in the stores’ financial performance, primarily related to various economic factors in the markets in which the stores are located. As of October 1, 2017, the aggregate remaining carrying value of the property and equipment at the venues impaired in 2017, after the impairment charges, was $1.6 million.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at October 1, 2017:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(6,917)	7,963
Franchise agreements	25	53,300	(6,685)	46,615
		$494,880	$(13,602)	$481,278
__________________

(1)
In connection with the Merger, as defined in Note 12 “Consolidating Guarantor Financial Information”, and the acquisition of Peter Piper Pizza in October 2014, we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings.

Amortization expense related to favorable lease agreements was $0.4 million and $0.5 million for the three months ended October 1, 2017 and October 2, 2016, respectively, and $1.3 million and $1.5 million for the nine months ended October 1, 2017 and October 2, 2016, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended October 1, 2017 and October 2, 2016, respectively, and $1.5 million for both the nine months ended October 1, 2017 and October 2, 2016, respectively, and is included in “General and administrative expenses” in our Consolidated Statements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	October 1, 2017	January 1, 2017
	(in thousands)
Trade and other amounts payable	$22,107	$24,615
Book overdraft	10,366	8,587
Accounts payable	$32,473	$33,202

The book overdraft balance represents checks issued but not yet presented to banks.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	October 1, 2017	January 1, 2017
	(in thousands)
Term loan facility	$733,400	$739,100
Senior notes	255,000	255,000
Note payable	—	13
Total debt outstanding	988,400	994,113
Less:
Unamortized original issue discount	(1,829)	(2,235)
Deferred financing costs, net	(12,995)	(15,999)
Current portion	(7,600)	(7,613)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$965,976	$968,266
We were in compliance with the debt covenants in effect as of October 1, 2017 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Notes sections below.
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. As of October 1, 2017 and January 1, 2017, we had no borrowings outstanding and $9.9 million of letters of credit issued but undrawn under the revolving credit facility.
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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility was subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility was subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facilities stepped down to 3.0%. During the fourth quarter of 2017, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility will return to their previous level of 3.25%.
During the nine months ended October 1, 2017, the federal funds rate ranged from 0.55% to 1.16%, the prime rate ranged from 3.75% to 4.25% and the one-month LIBOR ranged from 0.76% to 1.24% .
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.7% and 4.6% for the nine months ended October 1, 2017 and October 2, 2016, respectively, which includes amortization of debt

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.50% per annum and was subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. During the fourth quarter of 2017, the commitment fee rate will return to it previous level of 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
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
The indenture contains restrictive covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; make certain loans or investments (including acquisitions); (iii) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (v) sell assets; (vi) enter into certain transactions with our affiliates; and (vii) restrict dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the nine months ended October 1, 2017 and 8.3% for the nine months ended October 2, 2016, which included amortization of debt issuance costs and other fees related to our senior notes.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Term loan facility (1)	$8,014	$7,646
Senior notes	5,083	5,157
Capital lease obligations	434	436
Sale leaseback obligations	2,647	2,674
Amortization of debt issuance costs	1,001	1,001
Other	272	323
Total interest expense	$17,451	$17,237

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Term loan facility (1)	$23,240	$23,303
Senior notes	15,248	15,470
Capital lease obligations	1,264	1,315
Sale leaseback obligations	7,949	8,067
Amortization of debt issuance costs	3,004	3,004
Other	869	260
Total interest expense	$51,574	$51,419
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our combined borrowings under our secured credit facilities and senior notes was 5.6% for both the nine months ended October 1, 2017 and October 2, 2016, respectively.

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information on our financial instruments as of the periods presented:

	October 1, 2017		January 1, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,562	$7,613	$7,623
Long-term portion (2)	978,971	987,972	984,265	993,311
Bank indebtedness and other long-term debt:	$986,571	$995,534	$991,878	$1,000,934
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
During the nine months ended October 1, 2017 and October 2, 2016, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
Note 7. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	October 1, 2017	January 1, 2017
	(in thousands)
Sale leaseback obligations, less current portion (1)	$178,724	$176,831
Deferred rent liability	26,342	21,784
Deferred landlord contributions	6,237	5,702
Long-term portion of unfavorable leases	5,917	7,308
Other	4,872	4,950
Total other noncurrent liabilities	$222,092	$216,575
__________________

(1)	See Note 8 “Sale Leaseback Transaction” for further discussion on the sale leaseback transaction completed in the nine months ended October 1, 2017.
Note 8. Sale Leaseback Transaction:
On April 25, 2017, we closed a sale leaseback transaction with NADG NNN Acquisitions, Inc. (“NADG NNN”). Pursuant to the sale leaseback transaction, we sold our property located in Conyers, Georgia to NADG NNN, and we leased the property back from NADG NNN pursuant to a master lease on a triple-net basis for its continued use as Chuck-E-Cheese’s family dining and entertainment venue. The lease has an initial term of 20 years, with four five-year options to renew. For accounting purposes, this sale-leaseback transaction is accounted for under the financing method rather than as a completed

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

sale. Under the financing method, we (i) include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, (ii) report the associated property as owned assets, (iii) continue to depreciate the assets over their remaining useful lives, and (iv) record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property. The aggregate purchase price for the property in connection with the sale leaseback transaction was approximately $4.1 million million in cash, and the net proceeds realized were approximately $3.9 million.
9. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands, except %)
Federal and state income taxes	$(5,533)	$(2,662)
Foreign income taxes (1)	312	376
Income tax expense (benefit)	$(5,221)	$(2,286)

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands, except %)
Federal and state income taxes	$1,145	$4,051
Foreign income taxes (1)	695	594
Income tax expense (benefit)	$1,840	$4,645
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate for the three and nine months ended October 1, 2017 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits offset by the unfavorable impact of a true-up related to prior year’s estimate of employment related tax credits versus actuals, the negative impact of non-deductible litigation costs related to the Merger (see Note 12 “Consolidating Guarantor Financial Information” for a definition of the Merger), non-deductible Canadian interest expense, and unfavorable adjustments to our deferred tax liability resulting from changes to state income tax apportionment factors and rates.
Our effective income tax rate for the three and nine months ended October 2, 2016 differs from the statutory rate primarily due to the favorable impact of employment related federal income tax credits, the impact in of a true-up to the prior year’s estimated tax provision versus actuals, offset by the negative impact of non-deductible litigation costs related to the Merger (see Note 12 “Consolidating Guarantor Financial Information” for a definition of the Merger), non-deductible Canadian interest expense, and an increase in the liability for uncertain tax positions.
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
Our liability for uncertain tax positions (excluding interest and penalties) was $3.0 million and $3.1 million as of October 1, 2017 and January 1, 2017, respectively, and if recognized would decrease our provision for income taxes by $1.5 million. Within the next twelve months, we could settle or otherwise conclude income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.0 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total accrued interest and penalties related to unrecognized tax benefits as of October 1, 2017 and January 1, 2017, was $1.3 million and $1.2 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
10. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Queso Holdings Inc. (“Parent”) authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of October 1, 2017 and the activity for the nine months ended October 1, 2017 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 1, 2017	2,400,914	$8.74
Options Granted	92,620	$15.93
Options Forfeited	(33,385)	$11.53
Outstanding stock options, October 1, 2017	2,460,149	$8.98	6.8	$20,427
Stock options expected to vest, October 1, 2017	1,827,408	$9.09	6.8	$14,963
Exercisable stock options, October 1, 2017	429,697	$8.43	6.5	$3,801

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of October 1, 2017, we had $1.8 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 1.5 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Stock-based compensation costs	$187	$188
Portion capitalized as property and equipment (1)	(3)	(3)
Stock-based compensation expense recognized	$184	$185

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Stock-based compensation costs	$531	$532
Portion capitalized as property and equipment (1)	(11)	(10)
Stock-based compensation expense recognized	$520	$522
Excess tax benefit recognized from exercise of stock-based compensation awards	$—	$4
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

11. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the nine months ended October 1, 2017:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	200	—	200
Other comprehensive income	—	—	—	—	1,187	1,187
Stock-based compensation costs	—	—	531	—	—	531
Return of capital	—	—	1,447	—	—	1,447
Balance October 1, 2017	200	$—	$359,144	$(148,065)	$(1,709)	$209,370

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$70,041	$1,850	$7,536	$—	$79,427
Restricted cash	—	—	219	—	219
Accounts receivable	13,676	2,644	4,040	(3,274)	17,086
Inventories	18,480	3,859	285	—	22,624
Prepaid expenses	13,683	5,359	1,445	—	20,487
Total current assets	115,880	13,712	13,525	(3,274)	139,843
Property and equipment, net	513,147	63,203	6,578	—	582,928
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	17,337	463,941	—	—	481,278
Intercompany	84,420	—	—	(84,420)	—
Investment in subsidiaries	465,766	—	—	(465,766)	—
Other noncurrent assets	7,747	12,180	243	—	20,170
Total assets	$1,637,321	$604,450	$20,346	$(553,460)	$1,708,657
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	562	—	9	—	571
Accounts payable and accrued expenses	60,104	30,447	5,096	—	95,647
Other current liabilities	4,155	511	—	—	4,666
Total current liabilities	72,421	30,958	5,105	—	108,484
Capital lease obligations, less current portion	13,105	—	57	—	13,162
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	965,976	—	—	—	965,976
Deferred tax liability	159,582	24,022	(2,815)	—	180,789
Intercompany	—	60,498	27,196	(87,694)	—
Other noncurrent liabilities	216,867	13,588	421	—	230,876
Total liabilities	1,427,951	129,066	29,964	(87,694)	1,499,287
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,144	466,114	3,241	(469,355)	359,144
Retained earnings (deficit)	(148,065)	9,270	(11,150)	1,880	(148,065)
Accumulated other comprehensive income (loss)	(1,709)	—	(1,709)	1,709	(1,709)
Total stockholder's equity	209,370	475,384	(9,618)	(465,766)	209,370
Total liabilities and stockholder's equity	$1,637,321	$604,450	$20,346	$(553,460)	$1,708,657

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$83,413	$13,234	$1,608	$—	$98,255
Entertainment and merchandise sales	88,551	19,174	2,908	—	110,633
Total company venue sales	171,964	32,408	4,516	—	208,888
Franchise fees and royalties	506	3,953	—	—	4,459
International Association assessments and other fees	364	7,702	8,294	(16,360)	—
Total revenues	172,834	44,063	12,810	(16,360)	213,347
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	19,916	3,519	539	—	23,974
Cost of entertainment and merchandise	6,807	432	191	—	7,430
Total cost of food, beverage, entertainment and merchandise	26,723	3,951	730	—	31,404
Labor expenses	55,252	4,729	1,239	—	61,220
Depreciation and amortization	23,789	1,064	436	—	25,289
Rent expense	22,066	1,624	569	—	24,259
Other venue operating expenses	43,731	3,817	1,079	(8,066)	40,561
Total company venue operating costs	171,561	15,185	4,053	(8,066)	182,733
Advertising expense	8,670	1,085	10,622	(8,294)	12,083
General and administrative expenses	4,863	10,454	105	—	15,422
Transaction, severance and related litigation costs	128	—	—	—	128
Asset impairments	1,824	14	5		1,843
Total operating costs and expenses	187,046	26,738	14,785	(16,360)	212,209
Operating income (loss)	(14,212)	17,325	(1,975)	—	1,138
Equity in earnings (loss) in affiliates	(10,551)	—	—	10,551	—
Interest expense	15,902	1,353	196	—	17,451
Income (loss) before income taxes	(40,665)	15,972	(2,171)	10,551	(16,313)
Income tax expense (benefit)	(29,573)	25,067	(715)	—	(5,221)
Net income (loss)	$(11,092)	$(9,095)	$(1,456)	$10,551	$(11,092)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	648	—	648	(648)	648
Comprehensive income (loss)	$(10,444)	$(9,095)	$(808)	$9,903	$(10,444)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$88,557	$11,892	$1,535	$—	$101,984
Entertainment and merchandise sales	112,306	6,703	2,755	—	121,764
Total company venue sales	200,863	18,595	4,290	—	223,748
Franchise fees and royalties	292	4,030	—	—	4,322
International Association assessments and other fees	273	615	8,431	(9,319)	—
Total revenues	201,428	23,240	12,721	(9,319)	228,070
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	21,773	3,194	540	—	25,507
Cost of entertainment and merchandise	7,391	428	195	—	8,014
Total cost of food, beverage, entertainment and merchandise	29,164	3,622	735	—	33,521
Labor expenses	56,386	4,039	1,296	—	61,721
Depreciation and amortization	26,501	650	516	—	27,667
Rent expense	22,235	1,331	554	—	24,120
Other venue operating expenses	35,659	3,033	953	(888)	38,757
Total company venue operating costs	169,945	12,675	4,054	(888)	185,786
Advertising expense	8,967	828	10,151	(8,431)	11,515
General and administrative expenses	6,741	10,270	273	—	17,284
Transaction, severance and related litigation costs	166	—	—	—	166
Asset impairments	709	—	63	—	772
Total operating costs and expenses	186,528	23,773	14,541	(9,319)	215,523
Operating income (loss)	14,900	(533)	(1,820)	—	12,547
Equity in earnings (loss) in affiliates	(2,299)	—	—	2,299	—
Interest expense	15,685	1,440	112	—	17,237
Income (loss) before income taxes	(3,084)	(1,973)	(1,932)	2,299	(4,690)
Income tax expense (benefit)	(680)	(935)	(671)	—	(2,286)
Net income (loss)	$(2,404)	$(1,038)	$(1,261)	$2,299	$(2,404)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(212)	—	(212)	212	(212)
Comprehensive income (loss)	$(2,616)	$(1,038)	$(1,473)	$2,511	$(2,616)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$274,411	$40,959	$4,715	$—	$320,085
Entertainment and merchandise sales	296,197	52,097	7,980	—	356,274
Total company venue sales	570,608	93,056	12,695	—	676,359
Franchise fees and royalties	1,411	12,320	—	—	13,731
International Association assessments and other fees	1,054	28,791	26,900	(56,745)	—
Total revenues	573,073	134,167	39,595	(56,745)	690,090
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	62,847	10,671	1,496	—	75,014
Cost of entertainment and merchandise	21,037	1,236	498	—	22,771
Total cost of food, beverage, entertainment and merchandise	83,884	11,907	1,994	—	97,785
Labor expenses	170,089	14,108	3,761	—	187,958
Depreciation and amortization	73,162	2,946	1,384	—	77,492
Rent expense	65,168	4,678	1,638	—	71,484
Other venue operating expenses	129,415	10,360	3,373	(29,871)	113,277
Total company venue operating costs	521,718	43,999	12,150	(29,871)	547,996
Advertising expense	27,921	4,345	32,310	(26,874)	37,702
General and administrative expenses	15,672	32,194	371	—	48,237
Transaction, severance and related litigation costs	698	—	—	—	698
Asset Impairments	1,824	14	5	—	1,843
Total operating costs and expenses	567,833	80,552	44,836	(56,745)	636,476
Operating income (loss)	5,240	53,615	(5,241)	—	53,614
Equity in earnings (loss) in affiliates	28,096	—	—	(28,096)	—
Interest expense	47,730	3,345	499	—	51,574
Income (loss) before income taxes	(14,394)	50,270	(5,740)	(28,096)	2,040
Income tax expense (benefit)	(14,594)	18,263	(1,829)	—	1,840
Net income (loss)	$200	$32,007	$(3,911)	$(28,096)	$200

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,187	—	1,187	(1,187)	1,187
Comprehensive income (loss)	$1,387	$32,007	$(2,724)	$(29,283)	$1,387

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended October 2, 2016
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$280,391	$36,779	$4,421	$—	$321,591
Entertainment and merchandise sales	358,192	18,151	7,635	—	383,978
Total company venue sales	638,583	54,930	12,056	—	705,569
Franchise fees and royalties	1,561	11,879	—	—	13,440
International Association assessments and other fees	735	1,845	28,746	(31,326)	—
Total revenues	640,879	68,654	40,802	(31,326)	719,009
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	69,431	9,632	1,639	—	80,702
Cost of entertainment and merchandise	23,149	1,329	526	—	25,004
Total cost of food, beverage, entertainment and merchandise	92,580	10,961	2,165	—	105,706
Labor expenses	175,495	11,842	3,833	—	191,170
Depreciation and amortization	81,661	1,884	1,484	—	85,029
Rent expense	66,601	4,043	1,674	—	72,318
Other venue operating expenses	104,297	7,568	2,884	(2,606)	112,143
Total company venue operating costs	520,634	36,298	12,040	(2,606)	566,366
Advertising expense	30,188	3,548	31,761	(28,720)	36,777
General and administrative expenses	19,669	30,996	557	—	51,222
Transaction, severance and related litigation costs	1,294	55	—	—	1,349
Asset impairment	709	—	63	—	772
Total operating costs and expenses	572,494	70,897	44,421	(31,326)	656,486
Operating income (loss)	68,385	(2,243)	(3,619)	—	62,523
Equity in earnings (loss) in affiliates	(8,096)	—	—	8,096	—
Interest expense	47,765	3,328	326	—	51,419
Income (loss) before income taxes	12,524	(5,571)	(3,945)	8,096	11,104
Income tax expense (benefit)	6,065	(185)	(1,235)	—	4,645
Net income (loss)	$6,459	$(5,386)	$(2,710)	$8,096	$6,459

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	703	—	703	(703)	703
Comprehensive income (loss)	$7,162	$(5,386)	$(2,007)	$7,393	$7,162

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:	$68,568	$24,632	$1,040	$—	$94,240

Cash flows from investing activities:
Purchases of property and equipment	(49,735)	(21,407)	(768)	—	(71,910)
Development of internal use software	—	(2,520)	—	—	(2,520)
Proceeds from sale of property and equipment	424	—	—	—	424
Cash flows provided by (used in) investing activities	(49,311)	(23,927)	(768)	—	(74,006)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)	—	—	—	(5,700)
Repayments on note payable	—	(13)	—	—	(13)
Proceeds from sale-leaseback transaction	4,073	—	—	—	4,073
Payments on capital lease obligations	(335)	—	(5)	—	(340)
Payments on sale leaseback transactions	(1,789)	—	—	—	(1,789)
Return of capital	1,447	—	—	—	1,447
Cash flows provided by (used in) financing activities	(2,304)	(13)	(5)	—	(2,322)
Effect of foreign exchange rate changes on cash	—	—	492	—	492
Change in cash and cash equivalents	16,953	692	759	—	18,404
Cash and cash equivalents at beginning of period	53,088	1,158	6,777	—	61,023
Cash and cash equivalents at end of period	$70,041	$1,850	$7,536	$—	$79,427

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended October 2, 2016
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$93,340		$17,674		$240		$—		$111,254

Cash flows from investing activities:
Purchases of property and equipment	(50,823)		(15,506)		(206)		—		(66,535)
Development of internal use software	(6,004)		(2,784)		—		—		(8,788)
Proceeds from the sale of property and equipment	426		—		—		—		426
Cash flows provided by (used in) investing activities	(56,401)	—	(18,290)	—	(206)	—	—	—	(74,897)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)		—		—		—		(5,700)
Repayments on note payable	—		(37)		—		—		(37)
Payments on capital lease obligations	(308)		—		(3)		—		(311)
Payments on sale leaseback transactions	(1,466)		—		—		—		(1,466)
Excess tax benefit realized from stock-based compensation	4		—		—		—		4
Cash flows provided by (used in) financing activities	(7,470)	—	(37)	—	(3)	—	—	—	(7,510)
Effect of foreign exchange rate changes on cash	—		—		356		—		356
Change in cash and cash equivalents	29,469	—	(653)	—	387	—	—	—	29,203
Cash and cash equivalents at beginning of period	42,235		1,797		6,622		—		50,654
Cash and cash equivalents at end of period	$71,704		$1,144		$7,009		$—		$79,857

13. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled less than $0.1 million and $0.3 million for the three months ended October 1, 2017 and October 2, 2016, and $0.4 million and $0.3 million for the nine months ended October 1, 2017 and October 2, 2016, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employment-Related Litigation: On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the Sinohui Litigation, in exchange for the Company’s settlement payment. The parties presented their proposed class settlement to the Court for review and approval during the third quarter of 2017, and expect that the settlement will be concluded and the case dismissed by the end of the first quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
As part of the settlement reached by the parties in the Sinohui Litigation, described above, the parties also agreed to settle the California General Manager Litigation. Pursuant to the basic terms of their comprehensive settlement, each of the Plaintiffs will grant a complete release to CEC Entertainment of all claims that he or she asserted or could have asserted against the Company based on the facts that gave rise to the California General Manager Litigation in exchange for the Company’s settlement payments to each of them. The parties expect that the comprehensive settlement of these lawsuits will be concluded and each of these cases dismissed by the end of the first quarter of 2018. The settlement of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of California, alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law. We believe the Company has meritorious defenses to this lawsuit and we intend to vigorously defend it. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation,the parties agreed to settle all of French’s class and individual claims. The proposed class settlement must be presented to the Court for review and preliminary approval, and we expect that the settlement will be concluded and the case dismissed by the end of the second quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. Our MD&A includes the following sub-sections:

•	Presentation of Operating Results;

•	Executive Summary;

•	Key Measure of Our Financial Performance and Key Non-GAAP Measure;

•	Key Income Statement Line Item Descriptions;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Non-GAAP Financial Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.

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
Executive Summary
General
We develop, operate and franchise family dining and entertainment venues under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 562 venues and have an additional 191 venues operating under franchise arrangements across 47 states and 13 foreign countries and territories as of October 1, 2017.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Number of Company-owned venues:
Beginning of period	564	556	559	556
New	—	3	3	4
Acquired from franchisee	—	—	2	—
Closed	(2)	(2)	(2)	(3)
End of period	562	557	562	557
Number of franchised venues:
Beginning of period	193	183	188	176
New	—	2	7	11
Acquired from franchisee	—	—	(2)	—
Closed	(2)	—	(2)	(2)
End of period	191	185	191	185
Total number of venues:
Beginning of period	757	739	747	732
New	—	5	10	15
Acquired from franchisee	—	—	—	—
Closed	(4)	(2)	(4)	(5)
End of period	753	742	753	742
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	October 1, 2017		October 2, 2016
	(in thousands, except percentages)
Food and beverage sales	$98,255	47.0%	$101,984	45.6%
Entertainment and merchandise sales	110,633	53.0%	121,764	54.4%
Total company venue sales	$208,888	100.0%	$223,748	100.0%

	Nine Months Ended
	October 1, 2017		October 2, 2016
	(in thousands, except percentages)
Food and beverage sales	$320,085	47.3%	$321,591	45.6%
Entertainment and merchandise sales	356,274	52.7%	383,978	54.4%
Total company venue sales	$676,359	100.0%	$705,569	100.0%
The following tables summarize our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	October 1, 2017		October 2, 2016
	(in thousands, except percentages)
Total company venue sales	$208,888	97.9%	$223,748	98.1%
Franchise fees and royalties	4,459	2.1%	4,322	1.9%
Total revenues	213,347	100.0%	228,070	100.0%
Company venue operating costs:
Cost of food and beverage (1)	23,974	24.4%	25,507	25.0%
Cost of entertainment and merchandise (2)	7,430	6.7%	8,014	6.6%
Total cost of food, beverage, entertainment and merchandise (3)	31,404	15.0%	33,521	15.0%
Labor expenses (3)	61,220	29.3%	61,721	27.6%
Depreciation and amortization (3)	25,289	12.1%	27,667	12.4%
Rent expense (3)	24,259	11.6%	24,120	10.8%
Other venue operating expenses (3)	40,561	19.4%	38,757	17.3%
Total company venue operating costs (3)	182,733	87.5%	185,786	83.0%
Other costs and expenses:
Advertising expense	12,083	5.7%	11,515	5.0%
General and administrative expenses	15,422	7.2%	17,284	7.6%
Transaction, severance and related litigation costs	128	0.1%	166	0.1%
Asset impairments	1,843	0.9%	772	0.3%
Total operating costs and expenses	212,209	99.5%	215,523	94.5%
Operating income	1,138	0.5%	12,547	5.5%
Interest expense	17,451	8.2%	17,237	7.6%
Loss before income taxes	$(16,313)	(7.6)%	$(4,690)	(2.1)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

	Nine Months Ended
	October 1, 2017		October 2, 2016
	(in thousands, except percentages)
Total company venue sales	$676,359	98.0%	$705,569	98.1%
Franchise fees and royalties	13,731	2.0%	13,440	1.9%
Total revenues	690,090	100.0%	719,009	100.0%
Company venue operating costs:
Cost of food and beverage (1)	75,014	23.4%	80,702	25.1%
Cost of entertainment and merchandise (2)	22,771	6.4%	25,004	6.5%
Total cost of food, beverage, entertainment and merchandise (3)	97,785	14.5%	105,706	15.0%
Labor expenses (3)	187,958	27.8%	191,170	27.1%
Depreciation and amortization (3)	77,492	11.5%	85,029	12.1%
Rent expense (3)	71,484	10.6%	72,318	10.2%
Other venue operating expenses (3)	113,277	16.7%	112,143	15.9%
Total company venue operating costs (3)	547,996	81.0%	566,366	80.3%
Other costs and expenses:
Advertising expense	37,702	5.5%	36,777	5.1%
General and administrative expenses	48,237	7.0%	51,222	7.1%
Transaction, severance and related litigation costs	698	0.1%	1,349	0.2%
Asset impairments	1,843	0.3%	772	0.1%
Total operating costs and expenses	636,476	92.2%	656,486	91.3%
Operating income	53,614	7.8%	62,523	8.7%
Interest expense	51,574	7.5%	51,419	7.2%
Income before income taxes	$2,040	0.3%	$11,104	1.5%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended October 1, 2017 Compared to the Three months ended October 2, 2016

Revenues
Company venue sales were $208.9 million for the third quarter of 2017 compared to $223.7 million for the third quarter of 2016, primarily attributable to a 6.9% decrease in comparable venue sales, including the impact of lost revenues from venues that were impacted by Hurricanes Harvey and Irma, partially offset by revenue from new venue openings.
Company venue sales for the third quarter of 2017 were impacted by approximately $1.9 million of incremental PlayPass related deferred revenue compared to the third quarter of 2016.
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 24.4% for the third quarter of 2017 compared to 25.0% for the third quarter of 2016. The decrease in the cost of food and beverage on a percentage basis in the third quarter of 2017 was driven by benefits realized from the implementation of our inventory management system, as well as price increases in our food and beverage menu, partially offset by increased commodity prices.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 6.7% for the third quarter of 2017 compared to 6.6% for the third quarter of 2016. The increase in the cost of entertainment and merchandise on a percentage basis in the third quarter of 2017 was primarily due to an increase in PlayPass related supplies as a result of

PlayPass being deployed to more venues compared to the third quarter of 2016, and an increase in the deferred revenue associated with the implementation of our PlayPass card system. The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales excluding the impact of supplies and deferred revenue related to PlayPass was 5.7% for the third quarter of 2017 and 6.3% for the third quarter of 2016.
Labor expenses were $61.2 million in the third quarter of 2017 compared to $61.7 million in the third quarter of 2016. We were able to partially offset increased minimum wage rates in several states with improved labor management aided by our labor management system, which we implemented in early 2016.
Depreciation and amortization was $25.3 million in the third quarter of 2017 compared to $27.7 million in the third quarter of 2016. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives throughout the past year.
Other venue operating expenses were $40.6 million in the third quarter of 2017 compared to $38.8 million in the third quarter of 2016. The increase was primarily due to an increase in self-insurance expense associated with general liability claims, as well as property and inventory losses incurred in the third quarter of 2017 in connection with Hurricanes Harvey and Irma.
Advertising Expense
Advertising expense was $12.1 million in the third quarter of 2017 compared to $11.5 million in the third quarter of 2016. The third quarter of 2017 reflects an increase in national media costs.
General and Administrative Expenses
General and administrative expenses were $15.4 million in the third quarter of 2017 compared to $17.3 million in the third quarter of 2016. The decrease in general and administrative expenses in the third quarter of 2017 is primarily due to a decrease in incentive compensation as a result of lower sales and operating performance, and a decrease in labor related litigation costs.
Income Taxes
Our effective income tax rate of 32.0% for the third quarter of 2017 as compared to 48.7% for the third quarter of 2016, differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits offset by the negative impact of non-deductible litigation costs related to the Merger (see Note 12 “Consolidating Guarantor Financial Information” for a definition of the Merger) and non-deductible Canadian interest expense. In addition, unfavorable adjustments negatively impacting 2017 include a true-up of the prior year’s estimate of employment-related tax credits versus actuals and the impact to our deferred tax liability resulting from changes to state income tax apportionment factors and rates. Whereas, an increase in the liability from uncertain tax positions negatively impacted 2016.
Nine months ended October 1, 2017 Compared to Nine months ended October 2, 2016
Revenues
Company venue sales were $676.4 million for the first nine months of 2017 compared to $705.6 million for the first nine months of 2016, primarily attributable to a 4.4% decrease in comparable store sales, offset partially by revenue from new venue openings.
Company venue sales in the first nine months of 2017 were also negatively impacted by approximately $5.7 million of incremental deferred revenue compared to the first nine months of 2016.
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.4% for the first nine months of 2017 compared to 25.1% for the first nine months of 2016. The decrease in the cost of food and beverage on a percentage basis in the first nine months of 2017 was driven by benefits realized from the implementation of our inventory management system, as well as price increases in our food and beverage menu, partially offset by an increase in commodity prices, primarily cheese.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 6.4% for the first nine months of 2017 compared to 6.5% for the first nine months of 2016. The decrease in the cost of entertainment and merchandise on a percentage basis in the first nine months of 2017 was primarily due to a decrease in the effective price of our merchandise, offset by an increase in PlayPass related supplies as a result of PlayPass being deployed to more venues compared first nine months of 2016, and an increase in the deferred revenue associated with the implementation of our PlayPass card system. The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales, excluding the impact of supplies and deferred revenue related to PlayPass, was 5.6% in the first nine months of 2017 compared to 6.3% in the first nine months of 2016.
Labor expenses were $188.0 million for the first nine months of 2017 compared to $191.2 million for the first nine months of 2016. A decrease in labor hours as a result of lower sales volumes in the first nine months of 2017 compared to the first nine months of 2016 offset increased minimum wage rates in several states.
Other venue operating costs were $113.3 million in the first nine months of 2017 compared to $112.1 million in the first nine months of 2016. The increase is primarily driven by property and inventory losses incurred in the first nine months of 2017 in connection with Hurricanes Harvey and Irma, and an increase in travel related charges incurred in connection with training venue level employees on our new PlayPass card system.
Advertising Expense
Advertising expense was $37.7 million in the first nine months of 2017 compared to $36.8 million in the first nine months of 2016. The first nine months of 2017 reflect an increase in advertising for our Peter Piper Pizza venues relative to the first nine months of 2016, primarily related to our new venues.
General and Administrative Expenses
General and administrative expenses were $48.2 million for the first nine months of 2017 compared to $51.2 million for the first nine months of 2016. The decrease in general and administrative expenses in the first nine months of 2017 is primarily due to a decrease in incentive compensation as a result of lower sales and operating performance.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.7 million in the first nine months of 2017 compared to $1.3 million in the first nine months of 2016. The Transaction, severance and related litigation costs in both the first nine months of 2017 and the first nine months of 2016 relate primarily to legal fees and settlements incurred in connection with Merger related litigation.
Income Taxes
Our effective income tax rate of 90.2% for the nine months ended October 1, 2017 as compared to 41.8% for the nine months ended October 2, 2016, differs from the statutory rate primarily due to the favorable impact of employment-related federal income tax credits offset by the negative impact of non-deductible litigation costs related to the Merger (see Note 12 “Consolidating Guarantor Financial Information” for a definition of the Merger) and non-deductible Canadian interest expense. In addition, unfavorable adjustments negatively impacting 2017 include a true-up of the prior year’s estimate of employment-related tax credits versus actuals and the impact to our deferred tax liability resulting from changes to state income tax apportionment factors and rates. Whereas, an increase in the liability from uncertain tax positions negatively impacted 2016.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Net cash provided by operating activities	$94,240	$111,254
Net cash used in investing activities	(74,006)	(74,897)
Net cash used in financing activities	(2,322)	(7,510)
Effect of foreign exchange rate changes on cash	492	356
Change in cash and cash equivalents	$18,404	$29,203
Interest paid	$53,076	$53,971
Income taxes paid, net	$6,635	$9,569

	October 1, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$79,427	$61,023
Restricted cash	$219	$268
Term loan facility	$733,400	$739,100
Senior notes	$255,000	$255,000
Note payable	$—	$13
Available unused commitments under revolving credit facility	$140,100	$140,100
Cash and cash equivalents as of October 1, 2017 includes $7.5 million of undistributed income from our Canadian subsidiary that we consider to be permanently invested.
Sources and Uses of Cash - Nine months ended October 1, 2017 Compared to the Nine months ended October 2, 2016
Net cash provided by operating activities was $94.2 million in the nine months ended October 1, 2017 compared to $111.3 million in the nine months ended October 2, 2016. The decrease in net cash provided by operating activities is primarily due to a decrease in net income and fluctuations in our working capital.
Net cash used in investing activities was $74.0 million in the nine months ended October 1, 2017 compared to $74.9 million in the nine months ended October 2, 2016. Net cash used in investing activities in the nine months ended October 1, 2017 and October 2, 2016 relates primarily to capital expenditures.
Net cash used in financing activities was $2.3 million in the nine months ended October 1, 2017, relating primarily to principal payments on our term loan and other lease related obligations, partially offset by sale leaseback proceeds of $4.1 million and a $1.4 million return of capital. Net cash used in financing of $7.5 million in the nine months ended October 2, 2016 related primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. As of October 1, 2017, we had no borrowings outstanding and $9.9 million of letters of credit issued but undrawn under the revolving credit facility.

All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped-down to 3.00%. During the fourth quarter of 2017 the applicable margin for LIBOR borrowings under both the term loan facility and the revolving facility will return to their previous level of 3.25%. During the nine months ended October 1, 2017, the federal funds rate ranged from 0.55% to 1.16%, the prime rate ranged from 3.75% to 4.25% and the one-month LIBOR ranged from 0.76% to 1.24%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.50% per annum and was subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. During the fourth quarter of 2017, the commitment fee rate will return to it previous level of 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
Senior Unsecured Notes
Our senior unsecured notes consist of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and mature on February 15, 2022. The senior notes are registered under the Securities Act, do not bear legends restricting their transfer and are not entitled to registration rights under our registration rights agreement. As of February 15, 2017, we may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first nine months of 2017, we completed 225 game enhancements and 12 major remodels, and we opened three new domestic Company-operated Peter Piper Pizza venues. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first nine months of 2017 totaled approximately $74.4 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Growth capital spend (1)	$42,960	$37,734
Maintenance capital spend (2)	26,104	29,018
IT capital spend	5,363	8,571
Total Capital Spend	$74,427	$75,323
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2017 will total approximately $95 million to $100 million, inclusive of maintenance capital, growth capital (including the completion of our PlayPass initiative and new venue growth) and IT-related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of October 1, 2017, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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

Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 16, 2017. As of October 1, 2017, there has been no material change to the information concerning our critical accounting policies and estimates.
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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(in thousands, except percentages)
Total revenues	$213,347	$228,070	$690,090	$719,009
Net income (loss) as reported	$(11,092)	$(2,404)	$200	$6,459
Interest expense	17,451	17,237	51,574	51,419
Income tax expense (benefit)	(5,221)	(2,286)	1,840	4,645
Depreciation and amortization	27,136	29,886	83,064	90,167
Asset Impairments	1,843	772	1,843	772
Loss on asset disposals, net (1)	1,741	2,225	5,457	6,298
Non-cash stock-based compensation (2)	184	185	520	522
Rent expense book to cash (3)	1,192	1,635	4,028	6,478
Franchise revenue, net cash received (4)	—	(35)	(344)	127
Impact of purchase accounting (5)	—	171	785	725
Venue pre-opening costs (6)	155	572	643	888
One-time and unusual items (7)	1,167	1,583	4,379	4,459
Cost savings initiatives (8)	—	—	—	62
Change in deferred amusement revenue (9)	3,568	1,674	7,937	2,265
Adjusted EBITDA	$38,124	$51,215	$161,926	$175,286
Adjusted EBITDA Margin	17.9%	22.5%	23.5%	24.4%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) one-time costs incurred in connection with the relocation of our corporate offices; (v) sales and use tax refunds relating to prior periods; (vi) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees incurred to enhance transfer pricing and to implement PlayPass, and initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions; (vii) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; and (viii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative that we began in 2016.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities as of October 1, 2017 of $733.4 million accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.3 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended October 1, 2017 and October 2, 2016, the average cost of a block of cheese was $1.85 and $1.68, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended October 1, 2017 and October 2, 2016, respectively. For the nine months ended October 1, 2017 and October 2, 2016, the average cost of a block of cheese was $1.77 and $1.73, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.9 million and $1.0 million for the nine months ended October 1, 2017 and October 2, 2016, respectively.
For both the three months ended October 1, 2017 and October 2, 2016, the average cost of dough per pound was $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended October 1, 2017 and October 2, 2016, respectively. For both the nine months ended October 1, 2017 and October 2, 2016, the average cost of dough per pound was $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.4 million for both the nine months ended October 1, 2017 and October 2, 2016, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 12 Company-owned venues in Canada. For the the three and nine months ended October 1, 2017, our Canadian venues generated operating income of $0.4 million and $0.3 million, respectively, compared to our consolidated operating income of $1.1 million and $53.6 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended October 1, 2017 were $0.727 and $0.825, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during both the three and nine months ended October 1, 2017 would have decreased our reported consolidated operating results by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 1, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
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

CEC ENTERTAINMENT, INC.

November 13, 2017	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 13, 2017		/s/ Laurie E. Priest
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