Form 10-K
period 2017-12-31
CEC ENTERTAINMENT INC
filed 2018-03-28
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 2, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant is held by non-affiliates.
As of March 19, 2018, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the United States and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors.”
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

PART I
ITEM 1. Business.
Company Overview
We believe we are a leading family entertainment and dining company, focused on providing an exciting, fun-filled play and food experience for children and parents alike. We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza”(“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere and feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for our guests to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of sophisticated options for adults. We offer families a highly compelling value proposition, where a family of four, for as little as $8 per person, can dine at Chuck E. Cheese's for food, drinks and entertainment, which we believe to be significantly lower than comparable offerings at both casual dining and entertainment alternatives. We believe the combination of wholesome entertainment, family dining and a strong value proposition creates a highly differentiated experience, which appeals to our diverse customer base. We operate 562 venues and have 192 venues operating under franchise arrangements across 47 states and 13 foreign countries and territories as of December 31, 2017.
In Fiscal 2017, we generated $886.8 million in revenue, $53.1 million of net income and $187.4 million in Adjusted EBITDA. See Item 6. “Selected Financial Data - Non-GAAP Financial Measures” for additional information about Adjusted EBITDA, a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin.
We have developed iconic brands and a highly loyal customer base through our 40-year commitment to being a family-fun and entertainment company. Over the last few years, we have invested in revitalizing our guest experience, revamping our menu offering, modifying our marketing message, and reinvigorating our corporate culture. We have made corresponding investments in technology, staff training, and our physical assets. We believe these significant investments position our Company for sustained growth in the future.
Our Brands
Chuck E. Cheese's: Where A Kid Can Be A Kid. Chuck E. Cheese's was founded in 1977 and is a highly recognized brand that uniquely appeals to our primary customer base of families with children between 2 and 12 years of age. Chuck E. Cheese, our iconic, energetic mouse mascot, performs music and entertainment shows along with his friends, providing free entertainment to our customers and driving strong brand recognition. Chuck E. Cheese's venues feature an open and bright setting, which creates an inviting atmosphere for kids and a good line of sight for parents. Showrooms include approximately 75 games, rides and attractions for kids of all ages, including classic skill games, such as arcade basketball, Skee-Ball and Whack-a-Mole, as well as the Ticket Blaster machine where birthday guests can grab as many tickets as possible in 30 seconds. Our menu features fresh, hand-made pizza, sandwiches, whole-wheat wraps, boneless and bone-in chicken wings, desserts and beverages, including beer and wine. We also offer high-energy musical entertainment and live performances featuring our iconic Chuck E. Cheese character with frequent appearances on our showroom and gameroom floor. As of December 31, 2017, there were 605 Chuck E. Cheese's locations in 47 states and 13 foreign countries and territories, of which 520 are Company-operated.
Peter Piper Pizza: The Solution to the Family Night Out. Peter Piper Pizza serves fresh, high-quality handcrafted food, craft beer and wine, and offers state-of-the-art games for all ages. Venues feature open kitchens with viewing windows where customers can watch fresh mozzarella being shred off the block, vegetables being hand-chopped, wings being hand-tossed and our Certified Dough Masters crafting pizzas with made-from-scratch dough. Our large, open dining areas provide an enjoyable atmosphere for families and group events, with attentive staff dedicated to providing an enjoyable and memorable experience to each guest. As of December 31, 2017, there were 149 Peter Piper Pizza locations in the United States (also referred to as “U.S.”) and Mexico, of which 42 are Company-operated.
We believe Peter Piper Pizza is complementary to Chuck E. Cheese's, offering guests a pizza-anchored menu and entertainment in ways that create very different experiences from Chuck E. Cheese's. Peter Piper Pizza is a food-first experience with more sophisticated food offerings (e.g., sriracha pizzas) and a décor/layout package that creates more of a restaurant feel for guests. While the venues offer games, the game packages target older children and are generally placed in the back of the restaurant behind a glass wall to protect the dining experience for adults. With this approach, Peter Piper Pizza is not only popular with families, but also attracts a guest base that includes many adults without children. In addition to everyday visits for the excellent food, adults without families are common guests for the day-time buffet on their weekday lunch break and frequently choose Peter Piper Pizza's takeout option, which can also be ordered online.
During the fiscal year ended December 31, 2017, approximately 55% and 26% of our Company-operated venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively, was from entertainment and merchandise. For the same period, food and beverage made up 45% and 74% of company venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively. Approximately one quarter of all Peter Piper Pizza food and beverage revenue came from takeout.
Our Company has benefited from the 2014 acquisition of Peter Piper Pizza through the implementation of best corporate practices and synergies from both brands. We promoted the executive chef of Peter Piper Pizza as our new corporate chef and revamped the menu for Chuck E. Cheese's under his guidance. We have also leveraged our expertise in opening and operating Chuck E. Cheese's venues to open six Company-operated Peter Piper Pizza venues during 2017. In addition, Peter Piper Pizza has benefited from lower procurement costs under CEC Entertainment's ownership, as Chuck E. Cheese's is one of the largest purchasers of arcade games in the United States. We believe the combination of Chuck E. Cheese's and Peter Piper Pizza will position our brands for sustained growth through the realization of synergies and further implementation of best corporate practices across our brands.
Although these brands are complementary in many ways, we believe that these are distinct concepts that do not directly compete. Peter Piper Pizza operates smaller venues with a primary emphasis on food, resulting in an older customer demographic with higher frequency visits.
Our Competitive Strengths

We attribute our success in large part to our established recognized brands, our unique and differentiated experience, our value-oriented family experience, our diversified and resilient business model and our experienced management team. Our venues are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese’s venues, guest Wi-Fi in all our venues, and live television in our Peter Piper Pizza venues, can be experienced free of charge. We also offer our guests packaged offerings whereby they can receive a combination of food, drinks and game credits or tokens at discounted prices. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.
Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and margins and expanding our venues domestically and internationally.
Increase Comparable Venue Sales. Our core strategy to grow comparable venue sales is achieved by protecting and enhancing the service provided to children while improving the experience delivered to adults. During 2017, we continued to focus on enhancing the guest experience at our venues to appeal both to kids and parents through menu innovation, best-in-class hospitality, and a modernized guest experience.
In addition to our enhanced food offerings, we have introduced several new initiatives to improve our overall guest experience. In 2017, we completed the deployment of our proprietary Play Pass card system at all of our domestic Company-owned Chuck E. Cheese’s venues.
We also expect to drive favorable comparable venue sales performance through improved marketing efforts by focusing our marketing message towards kids via national television, gaming and promotional opportunities and marketing to moms through national television advertising, digital advertising, cross-promotional coupons, social media, public relations and e-mail. We plan to launch our first ever customer loyalty program in the first quarter of 2018. The “More Cheese” program will allow customers to earn awards and discounts based on visitation. We also plan to refine our web-based marketing to enhance our search presence.
In 2017, we began testing a redesigned concept at seven of our Chuck E. Cheese’s venues featuring new color schemes, refreshed exteriors, brighter interiors and, in some cases, open kitchens. Customers have reacted very favorably to the new concept and we plan to expand the test to approximately 25 additional venues throughout 2018.
Finally, we believe that we can modify pricing, couponing and packaging in select markets across the United States while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.

Improve Profitability and Margins. Our business model benefits from substantial operating leverage, enabling us to drive margin improvement. We continuously focus on delivering financial performance through expense rationalization across all of our venues and functions. We believe that the deployment of best corporate practices across each of our brands and our corporate functions will yield continued margin improvement. Our general managers at our venues and our corporate management staff have revenue, profit and cash flow incentives, which foster a strict focus on both providing a high-quality experience for our guests and expense control. Additionally, we have implemented several new technology investments over the past two years that we believe will drive continued cost savings. These investments include our enhanced labor management tool, a system-wide upgrade of our point-of-sale terminals and an improved venue inventory management system that provides additional visibility into food cost measurements and automates our replenishment cycles. These initiatives have generated cost efficiencies in a number of key areas, including labor, supplies, food and general and administrative expenses, and we expect these cost efficiencies to continue in the future.
Finally, we recently re-aligned the activities of our corporate office in order to more efficiently serve our operators. We expect these efforts to result in approximately $3.0 million in annual savings once fully implemented.
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
We have a successful track record of opening new Company-operated Chuck E. Cheese's venues at attractive rates of return and believe our existing markets can support additional venues. We have identified a growth opportunity to open new Peter Piper Pizza venues and are actively searching for new locations with a dedicated team focused on new venue rollout.
As of December 31, 2017, we have 105 international venues operating under franchise arrangements. We plan to grow internationally with existing and new franchise partners.
In 2017, we opened 14 new venues collectively in four countries, with six new Company-operated Peter Piper Pizza venues in the United States and eight new franchised Chuck E. Cheese's venues in four other countries.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.
Overview of Operations
Food and Beverage

Each Chuck E. Cheese’s and Peter Piper Pizza venue offers a variety of pizzas, wings, appetizers, salads and desserts, as well as certain gluten-free options. Soft drinks, coffee and tea are also served, along with beer and wine in many locations. Chuck E. Cheese’s venues also offer sandwiches, and most Chuck E. Cheese’s and Peter Piper Pizza venues offer lunch buffet options with unlimited pizza, salad, breadsticks and dessert. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors.
Food and beverage sales represented 47.3%, 45.8% and 45.1% of our Company-operated venue sales during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese’s and Peter Piper Pizza venues has a gameroom area, which includes an array of amusement and entertainment options. These options range from classic arcade, redemption and skill games, such as air hockey, skee-ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese’s, we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and gameroom floor, as well as ongoing entertainment featuring music videos and televised skits. Each Peter Piper Pizza venue also offers flat-screen televisions located throughout the dining area. Historically, tokens have been used to activate the games and rides in the gameroom area; however, in 2015 we began testing Play Pass, a new proprietary game card system, which is now available in all of our domestic Chuck E. Cheese’s Company-operated venues, and is expected to be available in all of our Canadian locations by the end of the first quarter 2018. Play Pass is similar to a debit card and allows customers to activate games and rides with their own personal card. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.
Entertainment and merchandise sales represented 52.7%, 54.2% and 54.9% of our Company-operated venue sales during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Franchising
As of December 31, 2017, we franchised a total of 85 Chuck E. Cheese’s venues, with 26 venues located in the United States and 59 venues located in 12 foreign countries and territories, and a total of 107 Peter Piper Pizza venues, with 61 venues located in the United States and 46 venues located in Mexico. We also had 22 signed development and franchise agreements with rights to open another 104 Chuck E. Cheese’s venues in 16 countries, and four signed development and franchise agreements with rights to open another 19 Peter Piper Pizza venues in Texas and one signed development and franchise agreement with rights to open another three venues in Mexico. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
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
We do not currently have any advertising co-ops or a franchise advisory council with our Peter Piper Pizza franchisees, but we reserve the right to require the formation, merger or dissolution of either or both. Franchisees are required to contribute (a) 5% of weekly gross sales to be used to develop, produce, distribute and administer specific advertising, public relations and promotional programs that promote the services offered by system franchisees; and (b) 0.5% of weekly gross sales to be used to research, develop, produce, and support creative ideas and materials for use in commercial advertisements, public relations, and promotional campaigns in the United States and Mexico. We may elect at any time not to collect or maintain all or any portion of the amount contributed to fund advertising related programs and activities and, during such time that we have made such election, the monies not collected must be expended by the franchisees in their own markets. In addition, we are required, with respect to Company-operated Peter Piper Pizza restaurants, to contribute funds on the same basis as our franchisees.
Royalties, franchise and area development fees and other miscellaneous franchise income represented 2.0%, 2.0% and 1.9% of our total consolidated revenues during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Foreign Operations
As of December 31, 2017, we operated a total of 11 Company-operated venues in Canada. Our Canadian venues generated Total revenues of $16.6 million, $15.6 million, and $16.6 million during the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively, representing 1.9%, 1.7% and 1.8% of our total consolidated revenues, respectively. All of our other international venues are franchised.
These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including changes in foreign currency, laws and regulations and economic and political stability. See “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.
Third-Party Suppliers
We use a network of 15 distribution centers operated by a single company to distribute most of the food products and supplies used in our domestic Chuck E. Cheese’s branded venues, five distribution centers for our Canadian Chuck E. Cheese’s branded venues, and four distribution centers for our Peter Piper Pizza branded venues. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations.
We procure games, rides and other entertainment-related equipment from a limited number of suppliers, some of which are located in China. The number of suppliers from which we purchase games, rides and other entertainment-related equipment, redemption prizes and merchandise has declined due to industry consolidation over the past several years. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with our third-party suppliers.
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
Employees
As of December 31, 2017, we employed approximately 17,200 employees, including approximately 16,800 in the operation of our Company-operated venues and approximately 400 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our venues.
Each Chuck E. Cheese’s and Peter Piper Pizza venue typically employs a general manager, one or more assistant managers, an electronics specialist who is responsible for repair and maintenance of the show, games and rides, and approximately 20 to 40 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our venues will fluctuate throughout the year.
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
We believe that our combined restaurant and entertainment center concept puts us in a niche, which combines elements of both the restaurant and entertainment industries. As a result, we compete with entities in both industries. The family dining industry and the entertainment industry are highly competitive, with a number of major national and regional chains operating in each of these spaces. Although other restaurant brands presently utilize the concept of combined family dining-entertainment operations, we believe these competitors operate primarily on a local, regional or market-by-market basis. Within the traditional restaurant sector, we compete with other casual dining restaurants on a nationwide basis with respect to price, quality, and speed of service; type and quality of food; personnel; the number and location of restaurants; attractiveness of facilities; effectiveness of advertising; and marketing programs and new product development. To a lesser extent, our competition also includes quick service restaurants with respect to pricing, service, experience, and perceived value. Within the entertainment sector, we compete with movie theaters, bowling alleys, theme parks, and other family-oriented concepts on a nationwide basis with respect to perceived value and overall experience. Additionally, children's interests and opportunities for entertainment continue to expand. If we are unable to successfully evolve our concept, including new food and entertainment offerings, we may lose market share to our competition. These competitive market conditions, including the emergence of significant new competition, could adversely affect our business and our consolidated financial results.
Economic uncertainty and changes in consumer discretionary spending could reduce sales at our venues and have an adverse effect on our business and our consolidated financial results.
Purchases at our venues are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our venues are located. A significant portion of our venues are clustered in certain geographic areas. As of December 31, 2017, a total of 182 Chuck E. Cheese's venues are located in California, Texas, and Florida (179 are Company-operated and three are franchised locations), and a total of 135 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (32 are Company-operated and 103 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our venues are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company venue sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the United States and global economies is uncertain and is directly affected by numerous national and global financial, political and other factors that are beyond our control. Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars, resulting in lower customer traffic levels in our venues. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the United States, Mexican or Canadian economies, leading to a further decrease in discretionary consumer spending. In addition, reduced consumer confidence as a result of a renewed recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, and reduced access to credit may also result in lower levels of traffic to our venues. Moreover, our customer traffic may be impacted by major changes in United States fiscal policy. Also, while the current administration’s policies in many areas are still uncertain at this time, certain types of policies regarding immigration, development and investment could adversely affect our business. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect customer confidence and our business. We believe that consumers generally are more willing to make discretionary purchases, including at our venues, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers' disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our customer traffic and sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our venues, and thereby impact our future sales, and could also result in potential asset impairments and venue closures.
Increases in food, labor, and other operating costs could adversely affect our consolidated financial results.
For the 2017 fiscal year, 47.3% of company venue sales revenue came from food and beverage sales as compared to the 52.7% of company venue sales revenue resulting from entertainment and merchandise sales. As a result, the performance of our venues is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand, and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.
Several states and cities in which we operate venues have established a minimum wage higher than the federally-mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additionally, a number of our employees could be subject to changes in federal or state rules and regulations concerning increases to salary and compensation levels necessary for white collar workers to be classified as exempt in 2018 and beyond, as well as state-specific laws governing relative pay for male and female employees and/or employees of different ethnicities. Such changes in the minimum wage and other wage or salary requirements could increase our labor costs and could have an adverse effect on our profit margins and our consolidated financial results.
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
Currently, our international franchisees operate venues in 12 countries. We and our franchisees are subject to the regulatory, economic, and political conditions of any foreign market in which our franchisees operate venues. Any change in the laws, regulations, and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new venues on a timely and profitable basis. Delays or failures in opening new foreign market venue locations could adversely affect our planned growth and result in increased attendant costs.
Our business dealings with foreign franchisees and vendors are subject to United States and foreign anti-corruption law, and investigations or enforcement actions brought under such law could adversely impact our business and our ability to operate effectively in those markets.
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
We use a network of 15 distribution centers operated by a single company to distribute most of the food products and supplies used in our domestic Chuck E. Cheese's branded venues, five distribution centers for our Canadian Chuck E. Cheese’s branded venues and four distribution centers for our Peter Piper Pizza branded venues. Any failure by these distributors to adequately distribute products or supplies to our venues could increase our costs and have an adverse effect on our business and our consolidated financial results. Although we believe that alternative third-party distributors are available for our products and supplies, we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers, and there can be no assurance that our business would not be disrupted.

Our procurement of games, rides, entertainment-related equipment, redemption prizes, and merchandise is dependent upon a few global providers, the loss of any of which could adversely affect our business and our consolidated financial results.
Our ability to continue to procure new games, rides, entertainment-related equipment, redemption prizes and merchandise is important to our business strategy. The number of suppliers from which we can purchase these items is limited due to industry consolidation over the past several years. To the extent that the number of suppliers continues to decline, we could be subject to risks of distribution delays, pricing pressure and lack of innovation, among other things. Furthermore, some of our suppliers are located in China, and continuing and increasing tension between the United States and Chinese governments could also result in interruptions in our ability to procure these products, which could adversely affect our business and our consolidated financial results.
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
We face potential liability with our gift cards and Play Pass cards under the property laws of some states.
Our gift cards are used in our venues to purchase food, beverages, merchandise and game credits, and our Play Pass cards are loaded with game credits purchased by our guests. These cards may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws may require us to remit cash amounts equal to all or a designated portion of the unredeemed balance of stored value cards based on certain criteria and the length of time that the cards are inactive or dormant. Our gift cards and Play Pass cards do not expire and do not incur service fees. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote, and we believe remittance pursuant to abandoned and unclaimed property laws is not required.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards and Play Pass cards is complex and involves an analysis of constitutional issues, statutory provisions, case law and factual matters. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenges our position on the application of its abandoned and unclaimed property laws or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities for deferred revenue and revenue recognition with respect to unredeemed gift cards and Play Pass cards may materially differ from the amounts reported in our financial statements and our net income could be materially and adversely affected.
Our business may be adversely affected by local conditions, natural disasters, terrorist attacks and other events.
Certain regions in which our facilities (including our support center, venues, and warehouses) are located may be subject to adverse local conditions, natural disasters, terrorist attacks and other events. Severe weather, such as heavy snowfall, ice, or extreme temperatures, may discourage or restrict customers in affected regions from traveling to our venues or prevent employees from performing their work in our facilities, which could adversely affect our sales. If severe weather conditions occur during the first quarter of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we typically generate our highest sales and profits during the first quarter. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our facilities, which may adversely affect our business and our consolidated financial results.
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
Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees' citizenship or authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our venues, thereby negatively impacting our business.
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
As an owner or lessee of the land and/or buildings for our Company-operated venues, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the supply and demand for real estate in general and the supply and demand for the use of the venues. We may be compelled to continue to operate a non-profitable venue due to our obligations under lease agreements, or we may close a non-profitable venue and continue making rental payments with respect to the lease, which could adversely affect our consolidated financial results. Furthermore, economic instability may inhibit our landlords from securing financing and maintaining good standing in their existing financing arrangements, which could result in their inability to keep existing tenants or attract new tenants, thereby reducing customer traffic to our venues. The lease terms for our leased facilities vary, and some have only a short term remaining. Most - but not all - of our leased facilities have renewal terms. When a lease term expires, the Company may not be able to renew such lease on reasonable economic and commercial terms, or at all. Such failure to renew leases on reasonable economic and commercial terms could adversely affect our business and consolidated financial results.
We also may not be able to renew real property leases on favorable terms, or at all, which may require us to close a venue or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition. Of the 520 Company-operated Chuck E. Cheese's venues as of December 31, 2017, 511 are leased. All of the 42 Company-operated Peter Piper Pizza venues as of December 31, 2017 are leased premises. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the venues on the leased premises once certain thresholds are met. A decision not to renew a lease for a venue could be based on a number of factors, including an assessment of the area in which the venue is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the venues at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such venues to remain profitable as their terms expire, the number of such venues may decrease, resulting in lower revenue from operations, or we may relocate a venue, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.
Fixed rental payments account for a significant portion of our cash operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.
Payments under our operating leases (excluding rental payments on our sale leaseback properties) account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our venues, under operating leases were approximately $93.2 million, or 10.5% of our Total revenues, in fiscal 2017. In addition, as of December 31, 2017, we were a party to operating leases requiring future minimum lease payments aggregating approximately $179.9 million through the next two years and approximately $752.5 million thereafter. We expect that we will lease any new venues we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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
We have engaged in acquisition activity in the past and we may in the future engage in acquisitions or other strategic transactions, such as investments in other entities. Strategic transactions, such as the Peter Piper Pizza acquisition completed in October 2014, involve risks, including those associated with integrating operations or maintaining operations as separate (as applicable); financial reporting; disparate technologies and personnel of acquired companies; the diversion of management's attention from other business concerns; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive and time consuming, and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
We are involved in litigation relating to the Merger Agreement that could divert management's attention and harm our business.
As described in Part 1, Item 3 of this report, “Legal Proceedings,” following the January 16, 2014 announcement that we had entered into a merger agreement (the ‘‘Merger Agreement’’), pursuant to which an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the ‘‘Merger’’), four putative class actions were filed by 29 shareholders in the District Court of Shawnee County, Kansas, on behalf of our purported stockholders, against us, our directors, Apollo, Queso Holdings Inc. (“Parent”) and Merger Sub, in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014. On July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC and its former directors, adding The Goldman Sachs Group (‘‘Goldman Sachs’’) as a defendant, and removing all Apollo entities as defendants (‘‘Consolidated Class Action Petition’’). The Consolidated Class Action Petition alleges that our directors breached their fiduciary duties to our stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of our board who also served as our senior managers had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On March 17, 2017, Plaintiffs filed objections to the Special Master’s report and recommendation with the Kansas court and separately filed a motion with the Special Master to amend the complaint as to Goldman Sachs, but not objecting to the dismissal of CEC or its former directors. On November 20, 2017, the Special Master filed a Supplemental Report recommending to the Court that Plaintiffs’ motion for leave to amend be denied; if the District Court accepts the Special Master’s supplemental recommendations, the case will be dismissed in its entirety. Both remaining parties (Plaintiffs and Goldman Sachs) filed objections to the Supplemental Report on December 22, 2017, and the parties filed responses to these objections on February 16, 2018. The District Court has not yet set this case for trial. Although CEC Entertainment and its former directors are no longer defendants in the lawsuit, we assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements, and continuing to fund Goldman Sach’s defense of this action is expensive and may divert management’s attention and resources, which could adversely affect our business.
Risks Related to our Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
We are a highly leveraged company. As of December 31, 2017, we had $986.5 million face value of outstanding indebtedness (excluding capital lease and sale leaseback obligations), in addition to $140.1 million available for borrowing under the revolving credit facility at that date. For the fiscal year ended December 31, 2017, we made total debt service payments of $59.8 million.

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
The following tables summarize information regarding the number and location of venues we and our franchisees operated as of December 31, 2017:

Domestic	Company-operated venues	Franchised venues	Total
Chuck E. Cheese’s	509	26	535
Peter Piper Pizza	42	61	103
Total domestic	551	87	638
International
Chuck E. Cheese’s	11	59	70
Peter Piper Pizza	—	46	46
Total international	11	105	116
Total venues in operation	562	192	754

Domestic	Company- Owned venues	Franchised venues	Total
Alabama	8	1	9
Alaska	1	—	1
Arizona	33	16	49
Arkansas	6	—	6
California	81	4	85
Colorado	9	—	9
Connecticut	4	—	4
Delaware	2	—	2
Florida	33	—	33
Georgia	15	—	15
Hawaii	—	2	2
Idaho	1	—	1
Illinois	21	—	21
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	15	—	15
Massachusetts	10	—	10
Michigan	16	—	16
Minnesota	8	—	8
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	8	—	8
New Hampshire	2	—	2
New Jersey	14	—	14
New Mexico	7	3	10
New York	21	—	21
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	9	—	9
Oregon	1	2	3
Pennsylvania	22	—	22
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	67	46	113
Utah	2	—	2
Virginia	12	3	15
Washington	10	1	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	551	87	638

International	Company- Owned venues	Franchised venues	Total
Canada	11	—	11
Chile	—	7	7
Colombia	—	2	2
Guam	—	1	1
Guatemala	—	2	2
Honduras	—	1	1
Mexico	—	64	64
Panama	—	2	2
Peru	—	3	3
Puerto Rico	—	3	3
Trinidad	—	2	2
Saudi Arabia	—	15	15
United Arab Emirates	—	3	3
Total international	11	105	116
Total venues in operation	562	192	754

Company-operated Venue Leases
Of the 520 Company-operated Chuck E. Cheese’s venues as of December 31, 2017, nine are owned premises and 511 are leased. All of the 42 Company-operated Peter Piper Pizza venues as of December 31, 2017 are leased premises.
The terms of our venue leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 31, 2017, six of our leases were month-to-month and 47 of our leases were set to expire in 2018. Of those set to expire in 2018, 12 have no available renewal options and the remainder have available renewal options expiring between 2023 and 2033. Our remaining leases are set to expire at various dates through 2035, with available renewal options that expire at various dates through 2054.
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
Employment-Related Litigation: On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui

Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment on behalf of himself and the class of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the certified reimbursement claim in the Sinohui Litigation, in exchange for the Company’s settlement payment. On December 13, 2017, the Court entered its order granting preliminary approval of the parties’ settlement and setting a final fairness hearing for June 15, 2018. The order requires Plaintiff to file his motion for final approval of the parties’ settlement no later than April 27, 2018. Based on the Court’s order, the settlement of this lawsuit should be funded and concluded during the second quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources. After the Court in the Sinohui Litigation issued its order denying certification of a class of California-based general managers on misclassification and wage statement claims, six lawsuits were filed against the Company in California state court (the “California General Manager Litigation”). The plaintiffs in these actions include nine current and 12 former California General Managers asserting individual misclassification, wage statement, and expense reimbursement claims. Between December 20, 2016 and April 21, 2017 the Company filed initial responses to each of the lawsuits and removed them all to Federal District Court.
As part of the settlement reached by the parties in the Sinohui Litigation, described above, the parties also agreed to settle the California General Manager Litigation. Pursuant to the basic terms of their comprehensive settlement, each of the Plaintiffs granted a complete release to CEC Entertainment of all claims that he or she asserted or could have asserted against the Company based on the facts that gave rise to the California General Manager Litigation in exchange for the Company’s settlement payments to each of them. The comprehensive settlement of these lawsuits was concluded and each of these cases was dismissed in August 2017. The settlement of these actions did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the U.S. District Court for the Northern District of California (the “French Federal Court Lawsuit”), alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law, and seeking to certify separate classes on his federal and state claims. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation, the parties agreed to settle all of French’s class and individual claims. Pursuant to the parties’ agreement, on November 14, 2017, the Federal Court Lawsuit was dismissed, and on November 15, 2017, Plaintiff filed a new lawsuit in Superior Court of San Bernadino County, California (the “French State Court Lawsuit”). The French State Court Lawsuit carried forward only the California state law claims alleging a failure to reimburse for business expenses, and sought to certify a class of CEC California Senior Assistant Managers, Assistant Managers, Technical Managers and Assistant Technical Managers who were authorized to drive on behalf of CEC and employed at any time from January 30, 2013 through April 27, 2018. On December 20, 2017, further pursuant to the parties’ settlement, Plaintiff filed a Notice of Settlement. We expect that the settlement will be concluded and the case dismissed by the end of the third quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's

directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On March 17, 2017, Plaintiffs filed objections to the Special Master’s report and recommendation with the Kansas court and separately filed a motion with the Special Master to amend the complaint as to Goldman Sachs, but not objecting to the dismissal of CEC or its former directors. On November 20, 2017, the Special Master filed a Supplemental Report recommending to the Court that Plaintiffs’ motion for leave to amend be denied; if the District Court accepts the Special Master’s supplemental recommendations, the case will be dismissed in its entirety. Both remaining parties (Plaintiffs and Goldman Sachs) filed objections to the Supplemental Report on December 22, 2017, and the parties filed responses to these objections on February 16, 2018. The District Court has not yet set this case for trial. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presented an issue for decision that is relevant to the Peter Piper’s motion to dismiss. On March 9, 2018, the Ninth Circuit issued its decision in the Noble case, setting precedent that favors Peter Piper’s position in the Jacobson Litigation. Based on the appellate court’s decision in that case, on March 15, 2018 Peter Piper filed a motion to lift the stay and requesting that the trial court grant its motion to dismiss. We believe Peter Piper has meritorious defenses to this lawsuit and, should the Court overrule the motion to dismiss, we intend to vigorously defend it. Since the litigation is in its earliest stages, the Company does not yet have sufficient information to reach a good faith determination on Peter Piper’s potential liability or exposure in the event that its defense is unsuccessful.
ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
As of December 31, 2017, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
In 2015, we declared and paid a dividend to Queso Holdings Inc. of $70 million. We did not declare any dividends in 2016 and 2017.
Our ability to pay and declare dividends is restricted by our Secured Credit Facilities and senior notes. See further discussion of the Secured Credit Facilities and senior notes in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing” and Part II, Item 8. “Financial Statements and Supplementary Data - Note 8. Indebtedness and Interest Expense” of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during Fiscal 2017.

ITEM 6. Selected Financial Data.
The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015 (1)	For the 317 Day Period Ended December 28, 2014 (6)	For the 47 Day Period Ended February 14, 2014 (7)	Fiscal Year 2013
	Successor (7)	Successor (7)	Successor (7)	Successor (7)	Predecessor (7)	Predecessor (7)

	(in thousands, except percentages and venue number amounts)
Statements of Earnings Data:
Company venue sales	$868,888	$905,314	$905,110	$712,098	$113,556	$816,739
Total revenues	$886,771	$923,653	$922,589	$718,581	$114,243	$821,721
Operating income (loss)	$47,890	$61,452	$55,131	$(32,259)	$2,873	$83,471
Interest expense	$69,115	$67,745	$70,582	$60,952	$1,151	$7,453
Income taxes	$(74,291)	$(2,626)	$(2,941)	$(31,123)	$1,018	$28,194
Net income (loss)	$53,066	$(3,667)	$(12,510)	$(62,088)	$704	$47,824

Statement of Cash Flow Data:
Operating activities	$104,453	$118,687	$100,613	$48,091	$22,314	$138,664
Investing activities	$(93,712)	$(98,439)	$(78,191)	$(1,124,285)	$(9,659)	$(70,942)
Financing activities	$(5,030)	$(10,095)	$(81,599)	$1,168,448	$(13,844)	$(66,031)
Non-GAAP Financial Measures:
Adjusted EBITDA (3)	$187,417	$212,312	$221,787	$170,456	$24,967	$186,131
Adjusted EBITDA Margin (4)	21.1%	23.0%	24.0%	23.7%	21.9%	22.7%
Venue-level Data:
Number of venues (end of period):
Company-operated	562	559	556	559	NM	522
Franchised	192	188	176	172	NM	55

	754	747	732	731	NM	577
Comparable venues (end of period) (2)	531	529	489	485	NM	485
Comparable venue sales change (2)	(4.8)%	2.8%	(0.4)%	NM	NM	0.4%

	As of	As of	As of	As of	As of	As of
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	February 14, 2014	December 29, 2013
Balance Sheet Data:
Total assets	$1,695,044	$1,710,112	$1,733,035	$1,836,113	NM	$791,611
Total debt (5)	986,419	989,948	994,448	999,783	NM	382,879
Stockholders’ equity	262,148	206,005	208,546	292,586	NM	160,768
Dividends declared	—	—	70,000	—	—	17,372
_______________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)
We define “comparable venue sales” as sales for our domestic owned company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective period. We believe comparable venue sales change to be a key performance indicator within our industry; it is a critical factor in evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable venue sales for Fiscal 2015, and the Successor 2014 period exclude the Peter Piper Pizza venues that were acquired in October 2014 as we had operated them for less than 12 months at the beginning of each respective fiscal year. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we provided comparable venue sales for our 2016 fiscal year presented on both a fiscal week basis and calendar week basis. Comparable venue sales change for 2016 on a calendar week basis compared the results for the period from January 4, 2016 through January 1, 2017 (weeks 1 through 52 of our 2016 fiscal year) to the results for the period from January 5, 2015 through January 3, 2016 (weeks 2 through 53 of our 2015 fiscal year). We believe comparable venue sales change calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable venue sales change calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements. The comparable venue sales change in the table above is presented on a calendar week basis, excluding the additional week of operations in 2015. On a fiscal basis, excluding the additional week of operations in 2015, comparable venue sales change would have been 3.0% in 2016.

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

Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Part II, Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing”).
Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for (i) the Change in Deferred amusement revenue; and (ii) excluding the annualized full year effect of Company-operated and franchised venues that were opened and closed during the year. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal 2017	Fiscal 2016	Fiscal 2015	For the 317 Day Period Ended December 28, 2014	For the 47 Day Period Ended February 14, 2014	Fiscal 2013
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
	(in thousands, except percentages)
Total revenues	$886,771	$923,653	$922,589	$718,581	$114,243	$821,721

Net income (loss) as reported	$53,066	$(3,667)	$(12,510)	$(62,088)	$704	$47,824
Interest expense	69,115	67,745	70,582	60,952	1,151	7,453
Income tax expense (benefit)	(74,291)	(2,626)	(2,941)	(31,123)	1,018	28,194
Depreciation and amortization	109,771	119,569	119,294	118,556	9,883	79,028
Non-cash impairments, gain or loss on disposal (1)	9,241	10,070	8,934	9,841	294	6,360
Non-cash stock-based compensation (2)	606	689	838	703	12,639	8,481
Rent expense book to cash (3)	5,655	7,852	9,100	10,665	(1,190)	714
Franchise revenue, net cash received (4)	—	113	1,217	2,585	—	—
Impact of purchase accounting (5)	817	1,380	995	1,496	—	—
Venue pre-opening costs (6)	904	1,591	792	1,166	131	2,057
One-time and unusual items (7)	5,916	5,146	22,448	55,060	(165)	(40)
Cost savings initiatives (8)	—	62	2,187	2,643	502	6,060
Change in deferred amusement revenue (9)	6,617	4,388	851	—	—	—
Adjusted EBITDA	$187,417	$212,312	$221,787	$170,456	$24,967	$186,131
Adjusted EBITDA Margin	21.1%	23.0%	24.0%	23.7%	21.9%	22.7%
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

(7)
Represents non-recurring income and expenses primarily related to (i) accounting, investment banking, legal and other costs incurred in connection with the Merger, the sale leaseback transaction we completed on August 25, 2014 and the acquisition of Peter Piper Pizza (“PPP Acquisition”); (ii) severance expense, executive termination benefits and executive search fees; (iii) one-time integration costs, including consulting fees, accounting service fees, IT system integration costs and travel expenses incurred in connection with the integration of Peter Piper Pizza; (iv) legal fees, claims and settlements related to litigation in respect of the Merger; (v) legal claims and settlements related to employee class action lawsuits and settlements; (vi) one-time costs incurred in connection with the 2015 relocation of our corporate offices; (vii) cash landlord incentives received in 2015 on our new corporate offices; (viii) sales and use tax refunds that relate to prior periods; (ix) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting service fees incurred to obtain sale and use tax refunds from prior periods, to enhance transfer pricing and implement Play Pass, initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions, and costs related to the transition in 2015 to new advertising agencies whereby we were under contract for duplicate advertising costs for a period of time; (x) removing the initial recognition of gift card breakage revenue related to prior years on unredeemed Chuck E. Cheese's gift card balances sold by third parties; (xi) removing insurance recoveries relating to prior year business interruption losses at certain venues, primarily relating to natural disasters, fires and floods; (xii) removing proceeds received related to the early termination of a venue lease by the property landlord pursuant to a decision by the landlord to demolish the shopping mall where the venue was located; and (xiii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our Play Pass initiative and non-recoverable account balances written off outside of the ordinary course of business.

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

(9)
Represents the change in the deferred revenue liability relating to unused credits on Play Pass cards through December 31, 2017. The deferred revenue liability built up due to the Play Pass implementation as the shift in the business model from tokens to game play credits impacted revenue recognition. Since Play Pass is now fully deployed in all of our domestic Company-operated venues, the liability should fluctuate in proportion to entertainment and merchandise revenue in future periods.

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
Our MD&A includes the following sub-sections:

•	Presentation of Operating Results;

•	Executive Summary;

•	Key Measures of Our Financial Performance and Key Non-GAAP Measure;

•	Key Income Statement Line Item Descriptions;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Inflation;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Guidance.
Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal year ended January 3, 2016 consisted of 53 weeks and the fiscal years ended December 31, 2017 and January 1, 2017 each consisted of 52 weeks. References to 2017 and 2016 are for the fiscal years ended December 31, 2017 and January 1, 2017, respectively. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. In order to provide useful information and to better analyze our business, we have provided below comparable venue sales for our 2016 fiscal year presented on both a fiscal week basis and calendar week basis. Comparable venue sales change for 2016 on a calendar week basis compares the results for the period from January 4, 2016 through January 1, 2017 (weeks 1 through 52 of our 2016 fiscal year) to the results for the period from January 5, 2015 through January 3, 2016 (weeks 2 through 53 of our 2015 fiscal year). We believe comparable venue sales change calculated on a same calendar week basis is more indicative of the operating trends in our business. However, we also recognize that comparable venue sales change calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.
Executive Summary
General
We develop, operate and franchise family entertainment and dining centers (also referred to as “venues”) under the names “Chuck E. Cheese's” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 562 venues and have an additional 192 venues operating under franchise arrangements across 47 states and 13 foreign countries and territories as of December 31, 2017.
The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Twelve Months Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Number of Company-operated venues:
Beginning of period	559	556	559
New (1)	6	6	5
Acquired from franchisee	2	—	—
Closed (1)	(5)	(3)	(8)
End of period	562	559	556
Number of franchised venues:
Beginning of period	188	176	172
New (2)	8	16	12
Acquired from franchisee	(2)	—	—
Closed (2)	(2)	(4)	(8)
End of period	192	188	176
Total number of venues:
Beginning of period	747	732	731
New (3)	14	22	17
Acquired from franchisee	—	—	—
Closed (3)	(7)	(7)	(16)
End of period	754	747	732
 __________________

(1)	The number of new and closed Company-operated venues during 2015 included two venues that were relocated.

(2)	The number of new and closed franchise venues during 2015 included two venues that were relocated.

(3)	The number of new and closed venues during 2015 included four venues that were relocated.
Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and growing new venues domestically and internationally. See discussion of our strategic plan included in Part I, Item 1. “Business - Our Strategic Plan.”
Fiscal 2015 53rd Week Impact
Our Fiscal 2015 period consisted of 53 weeks compared to 52 weeks in our Fiscal 2016 and Fiscal 2017 periods, resulting in one additional operating week in the fourth quarter of the Fiscal 2015 period. The favorable impact to total revenues and company venue sales from the additional operating week was approximately $24.7 million, and $24.5 million, respectively. We estimate that the additional operating week benefited Fiscal 2015 net income by approximately $3.5 million and Adjusted EBITDA by approximately $11.5 million, primarily due to the operating leverage obtained from the additional high sales volume in the 53rd week.
Key Measures of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal year. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
Average Sales per Comparable Venue. Average sales per comparable venue is calculated based on the average annual sales of our comparable venue base. Average sales per comparable venue cannot be used to compute year-over year comparable venue sales increases or decreases due to the change in the comparable venue base.

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands, except venue number amounts)
Average sales per comparable venue (1) (2)	$1,561	$1,636	$1,563
Number of venues included in our comparable venue base (2)	531	529	489
__________________

(1)
The information for the Fiscal year ended January 3, 2016 is presented on a 52 week basis. Including the 53rd week in Fiscal 2015, the average annual sales per comparable venue in thousands was $1,607.

(2)
Average annual sales per comparable venue and the comparable venue base for the twelve months ended January 3, 2016 exclude the Peter Piper Pizza branded venues that were acquired in October 2014 as we had operated them for less than 12 months as of the beginning of Fiscal 2015.

Adjusted EBITDA and Margin. We define Adjusted EBITDA, a measure used by management to assess operating performance, as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior notes and/or secured credit facilities. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.
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
Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, as well as the portion of revenues allocated from Package Deals and coupons that relate to food and beverage sales. Entertainment and merchandise sales include all revenues recognized with respect to stand-alone game-play credit sales, as well as a portion of revenues allocated from Package Deals and coupons that relate to entertainment and merchandise.
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
General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, back-office support systems and other administrative costs not directly related to the operation of our Company-operated venues.
Depreciation and amortization. Depreciation and amortization includes expenses that are directly related to our Company-operated venues’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures and other equipment, and depreciation and amortization of corporate assets and intangibles.
Asset impairments. Asset impairments represent non-cash charges to reduce the carrying amount of certain long-lived assets within our venues to their estimated fair value, when a venue’s operation is not expected to generate sufficient projected future cash flows to recover the current net book value of the long-lived assets within the venue. We believe our assumptions in calculating the fair value of our long-lived assets is similar to those used by other marketplace participants.
Results of Operations
The following table summarizes our principal sources of Total company venue sales expressed in dollars and as a percentage of Total company venue sales for the periods presented:

	Fiscal Year Ended
	December 31, 2017		January 1, 2017		January 3, 2016 (1)
	(in thousands, except percentages)
Food and beverage sales	$410,609	47.3%	$415,059	45.8%	$408,095	45.1%
Entertainment and merchandise sales	458,279	52.7%	490,255	54.2%	497,015	54.9%
Total company venue sales	$868,888	100.0%	$905,314	100.0%	$905,110	100.0%

 __________________

(1)	Company venue sales for Fiscal 2015 include the impact of an additional 53rd week of revenues. Excluding the 53rd week in 2015, total company venue sales were approximately $880.7 million.

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year Ended
	December 31, 2017		January 1, 2017		January 3, 2016
	(in thousands, except percentages)
Total company venue sales (1)	$868,888	98.0%	$905,314	98.0%	$905,110	98.1%
Franchise fees and royalties	17,883	2.0%	18,339	2.0%	17,479	1.9%
Total revenues	886,771	100.0%	923,653	100.0%	922,589	100.0%
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage (2)	97,570	23.8%	104,315	25.1%	104,434	25.6%
Cost of entertainment and merchandise (3)	29,948	6.5%	32,014	6.5%	31,519	6.3%
Total cost of food, beverage, entertainment and merchandise (4)	127,518	14.7%	136,329	15.1%	135,953	15.0%
Labor expenses (4)	248,061	28.5%	251,426	27.8%	250,584	27.7%
Rent expense (4)	95,917	11.0%	96,006	10.6%	96,669	10.7%
Other venue operating expenses (4)	149,462	17.2%	148,869	16.4%	143,078	15.8%
Total Company venue operating costs (4)	620,958	71.5%	632,630	69.9%	626,284	69.2%
Other costs and expenses:
Advertising expense	48,379	5.5%	46,142	5.0%	47,146	5.1%
General and administrative expenses	56,482	6.4%	61,011	6.6%	61,945	6.7%
Depreciation and amortization (4)	109,771	12.4%	119,569	12.9%	119,294	12.9%
Transaction, severance and related litigation costs	1,448	0.2%	1,299	0.1%	11,914	1.3%
Asset impairments	1,843	0.2%	1,550	0.2%	875	0.1%
Total operating costs and expenses	838,881	94.6%	862,201	93.3%	867,458	94.0%
Operating income	47,890	5.4%	61,452	6.7%	55,131	6.0%
Interest expense	69,115	7.8%	67,745	7.3%	70,582	7.7%
Loss before income taxes	$(21,225)	(2.4)%	$(6,293)	(0.7)%	$(15,451)	(1.7)%
 __________________

(1)	Company venue sales for Fiscal 2015 include the impact of an additional 53rd week of revenues. Excluding the 53rd week in 2015, total company venue sales were approximately $880.7 million.

(2)	Percent amount expressed as a percentage of Food and beverage sales.

(3)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(4)	Percent amount expressed as a percentage of Company venue sales.

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

Fiscal 2017 Compared to Fiscal 2016
Revenues
Company venue sales were $868.9 million for Fiscal 2017 compared to $905.3 million for Fiscal 2016, primarily attributable to a 4.8% decrease in comparable venue sales, offset partially by revenue from new venue openings.
Company venue sales for Fiscal 2017 were also negatively impacted by an increase of approximately $2.2 million in Play Pass related deferred revenue compared to Fiscal 2016.
Franchise fees and royalties decreased from $18.3 million to $17.9 million due to a reduction in shipping revenue from the shipment of games to franchisees as a result of fewer unit openings in Fiscal 2017 compared to Fiscal 2016, offset partially by an increase in sales at our franchised units, and additional revenue from new franchise units opened in 2017, net of franchise units closed.
Company Venue Operating Costs
The cost of food and beverage as a percentage of Food and beverage sales, was 23.8% for Fiscal 2017 compared to 25.1% for Fiscal 2016. The decrease in the cost of food and beverage on a percentage basis in Fiscal 2017 was driven by benefits realized from the implementation of our inventory management system late in the third quarter of 2016, as well as price increases taken in our food and beverage menu in the fourth quarter of 2016, partially offset by an increase in our commodity prices, primarily cheese, pepperoni and chicken wings.
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 6.5% for both Fiscal 2017 and Fiscal 2016. The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales reflects an increase in Play Pass related supplies in 2017 as a result of Play Pass being deployed to more venues compared to 2016, and an increase in the deferred revenue associated with the implementation of our Play Pass card system. The cost of Entertainment and merchandise sales, excluding the impact of supplies and deferred revenue related to Play Pass, was 5.7% for Fiscal 2017 compared to 6.2% for Fiscal 2016.
Labor expenses were $248.1 million for Fiscal 2017 compared to $251.4 million for Fiscal 2016. A decease in labor hours as a result of lower sales volumes in Fiscal 2017 compared to Fiscal 2016 mostly offset increased minimum wage rates in several states.
Other venue operating expenses were $149.5 million for Fiscal 2017 compared to $148.9 million for Fiscal 2016 primarily due to losses incurred in connection with Hurricanes Harvey and Irma, and an increase in IT and technology support costs related primarily to the completion in 2017 of the deployment of Play Pass in all of our domestic Company-owned venues, partially offset by a decrease in start up and marketing costs related to new store openings.
Advertising Expenses
Advertising expenses were $48.4 million for Fiscal 2017 and $46.1 million for Fiscal 2016. Fiscal 2017 reflects an increase in radio advertising and digital and social media costs.
General and Administrative Expenses
General and administrative expenses were $56.5 million for Fiscal 2017 and $61.0 million for Fiscal 2016. General and administrative expenses in Fiscal 2017 reflect a decrease in incentive compensation as a result of lower sales and operating performance and a decrease in labor related litigation costs, partially offset by an increase in subscription service fees related to corporate IT initiatives.
Depreciation and Amortization
Depreciation and amortization was $109.8 million for Fiscal 2017 and $119.6 million for Fiscal 2016. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives.

Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $1.4 million for Fiscal 2017 and $1.3 million for Fiscal 2016. The Transaction, severance and related litigation costs for Fiscal 2017 and Fiscal 2016 relate primarily to $1.0 million and $1.2 million, respectively, in legal fees and settlements incurred in connection with Merger related litigation, and severance payments of $0.5 million and $0.1 million, respectively.
Interest Expense
Interest expense was $69.1 million for Fiscal 2017 and $67.7 million for Fiscal 2016. Our weighted average effective interest rate under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 5.6% for Fiscal 2017 and 5.5% for Fiscal 2016.
Income Taxes
Our effective income tax rate for Fiscal 2017, excluding the adjustment to our deferred taxes resulting from the enactement of the Tax Cuts and Jobs Act 2017 (see further discussion in the next paragraph), was 36.0% as compared to 41.7% for Fiscal 2016. Our effective income tax rate for Fiscal 2017 differs from the statutory tax rate primarily due to the favorable impact of employment-related federal income tax credits which were partially offset by the true-up of the prior year’s estimate of employment-related tax credits versus actuals. Our effective income tax rate for Fiscal 2017 was negatively impacted by non-deductible litigation costs related to the Merger, non-deductible Canadian interest expense, and adjustments recorded in Fiscal 2017 to state tax credit carryforwards that we estimate will expire. In addition, our Fiscal 2017 effective income tax rate was favorably impacted by a reorganization of our Canadian structure, partially offset by the impact of a valuation allowance recorded in connection with our Canadian subsidiary.
On December 22, 2017 the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of provisions impacting us, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, 100% bonus depreciation for qualifying capital expenditures acquired and placed into service after September 27, 2017, establishment of a territorial-style system for taxing foreign-source income, limitations on the deductibility of interest expense and increased limitations on compensation paid to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated executive officers (Internal Revenue Code Section 162(m)) effective January 1, 2018.
The reduction in the federal corporate tax rate resulting from the TCJA significantly impacted our Fiscal 2017 income taxes. U.S. GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled, and further requires the effect of a change in tax law to be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. This accounting requirement resulted in a $66.6 million nonrecurring reduction of our net deferred tax liability and a corresponding $66.6 million benefit to deferred federal income taxes.
Fiscal 2016 Compared to Fiscal 2015
Our 2016 fiscal year consisted of 52 weeks compared to 53 weeks for the 2015 fiscal year. We have estimated the fiscal 2015 operating results on a comparable 52-week basis under the caption “53rd Week Impact.”
Revenues
Company venue sales were $905.3 million for Fiscal 2016 compared to $905.1 million for Fiscal 2015. Total company venue sales in Fiscal 2015 reflect approximately $24.5 million in Company-venue sales generated from an additional week of operations in the Fiscal 2015. On a same calendar week basis, before the impact of the extra week of operations in Fiscal 2015, comparable venue sales increased 2.8%. On a fiscal week basis, before the impact of the extra week of operations in Fiscal 2015, comparable venue sales increased 3.0%. Including the impact of the additional week of operations in Fiscal 2015, comparable venue sales on a calendar week and fiscal week basis increased 0.8% and 0.2%, respectively, in Fiscal 2016.
Company venue sales for Fiscal 2016 were also impacted by approximately $4.4 million of deferred revenue as a result of the implementation of our proprietary Play Pass card system. Company venue sales for Fiscal 2016 included the initial recognition of $2.1 million in breakage revenue on unredeemed Chuck E. Cheese’s gift card balances sold by third parties.
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
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 6.5% for Fiscal 2016 compared to 6.3% for Fiscal 2015. The increase in the cost of entertainment and merchandise on a percentage basis in Fiscal 2016 was impacted by an increase in promotional merchandise giveaways during the first half of 2016 and an increase in the deferral of revenue related to the implementation of our proprietary Play Pass card system.
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
General and Administrative Expenses
General and administrative expenses were $61.0 million for Fiscal 2016 and $61.9 million for Fiscal 2015. General and administrative expenses in Fiscal 2016 reflect an increase in professional fees primarily related to IT and other corporate initiatives and an increase in incentive compensation as a result of higher sales and profit performance, offset by a decrease in Peter Piper Pizza (“PPP”) integration costs.
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
Interest Expense
Interest expense was $67.7 million for Fiscal 2016 and $70.6 million for Fiscal 2015. Interest expense in Fiscal 2015 reflects an additional week of interest expense due to the impact of the extra week of operations in Fiscal 2015. Our weighted average effective interest rate under our Secured Credit Facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 5.5% for Fiscal 2016 and 5.5% for Fiscal 2015.
Income Taxes
Our effective income tax rate of 41.7% for Fiscal 2016 and 19.0% for Fiscal 2015 differs from the statutory tax rate primarily due to the favorable impact of employment-related federal income tax credits, the unfavorable impact of non-deductible litigation and settlement costs related to the Merger, the unfavorable impact of non-deductible Canadian interest expense partially offset by United States versus Canadian tax rates, the favorable impact stemming from a decrease in the liability for uncertain tax positions in 2016 and the unfavorable impact from an increase in 2015, and the unfavorable impact of an expense in 2016 resulting from certain state income tax credits carried forward which we estimate will expire unused.

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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Net cash provided by operating activities	$104,453	$118,687	$100,613
Net cash used in investing activities	(93,712)	(98,439)	(78,191)
Net cash used in financing activities	(5,030)	(10,095)	(81,599)
Effect of foreign exchange rate changes on cash	466	216	(1,163)
Change in cash and cash equivalents	$6,177	$10,369	$(60,340)
Interest paid	$64,675	$64,614	$73,255
Income taxes paid, net	$7,136	$10,728	$13,346

	December 31, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$67,200	$61,023
Restricted cash	$112	$268
Term loan facility	$731,500	$739,100
Senior notes	$255,000	$255,000
Note payable	$—	$13
Net availability on undrawn revolving credit facility	$140,100	$140,100
Funds generated by our operating activities and available cash and cash equivalents continue to be our primary sources of liquidity. We believe these sources of liquidity will be sufficient to finance our strategic plan and capital initiatives for the next twelve months. However, in the event of a material decline in our sales trends or operating margins, there can be no assurance that we will generate sufficient cash flows at or above our current levels.Our revolving credit facility is also available for additional working capital needs and investment opportunities. Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of the credit agreement governing such facility, including our compliance with certain prescribed covenants, as more fully described below. As of December 31, 2017, we have never borrowed under the revolving credit facility. The revolving credit facility is set to expire on February 14, 2019.  As such, if we choose not to, or are unable to, replace or extend the maturity of the revolving credit facility, any future borrowings under the revolving credit facility would have to be repaid by February 14, 2019.
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

Sources and Uses of Cash - Fiscal 2017 Compared to Fiscal 2016
Net cash provided by operating activities was $104.5 million in Fiscal 2017 and $118.7 million in Fiscal 2016. The decrease in net cash provided by operating activities is primarily due to a decrease in net income, excluding the adjustment to our deferred taxes resulting from the enactment of the TCJA, and fluctuations in working capital.
Net cash used in investing activities was $93.7 million in Fiscal 2017 and $98.4 million in Fiscal 2016. Net cash used in investing activities in Fiscal 2017 and Fiscal 2016 relates primarily to capital expenditures.
Net cash used in financing activities was $5.0 million in Fiscal 2017 and related primarily to principal payments on our term loan and lease related obligations, partially offset by sale leaseback proceeds of $4.1 million and a $1.4 million return of capital. Net cash used in financing activities of $10.1 million in Fiscal 2016 related primarily to principal payments on our term loan and lease related obligations.
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
Net cash used in investing activities was $98.4 million in Fiscal 2016 and $78.2 million in Fiscal 2015. Net cash used in investing activities in Fiscal 2016 and Fiscal 2015 relates primarily to capital expenditures. The increase in Fiscal 2016 compared to Fiscal 2015 is primarily related to our Play Pass initiative.
Net cash used in financing activities was $10.1 million in Fiscal 2016 and related primarily to principal payments on our term loan and lease related obligations. In Fiscal 2015, we declared and paid a dividend of $70.0 million, as well as making the scheduled principal payments on our term loan.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). As of December 31, 2017 and January 1, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of December 31, 2017 and January 1, 2017.
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
We may voluntarily repay outstanding loans under the secured credit facilities at any time, without prepayment premium or penalty, except in connection with a repricing event subject to customary “breakage” costs with respect to London Interbank Offered Rate (“LIBOR”) loans.
The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. The secured credit facilities include customary mandatory prepayment requirements based on defined events, such as certain asset sales and debt issuances. In addition, a mandatory prepayment equal to 25% of excess cash flow (as defined in our term loan facility) that exceeds $10.0 million is required if our net first lien senior secured leverage ratio exceeds 3.50 to 1.00.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down to from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped-down to 3.00%. Effective November 16, 2017 the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility returned to their previous level of 3.25%.
During Fiscal 2017, the federal funds rate ranged from 0.55% to 1.42%, the prime rate ranged from 3.75% to 4.50% and the one-month LIBOR ranged from 0.76% to 1.57%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.7% for the 2017 fiscal year, and 4.6% for both the 2016 and 2015 fiscal years, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee under the revolving credit facility was 0.5% per annum and was subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. Effective November 16, 2017, the commitment fee rate returned to its previous level of 0.5%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
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
The secured credit facilities also contain customary covenants and events of default. The covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for both the 2017 and 2016 fiscal years, and 8.3% for the 2015 fiscal year, which includes amortization of debt issuance costs and other fees related to our senior notes.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and PPP venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During Fiscal 2017, we completed 276 game enhancements, 17 major remodels, and we opened six new domestic Company-operated PPP venues. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2017 totaled approximately $94.1 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016

Growth capital spend (1)	$51,079	$55,200	$35,482
Maintenance capital spend (2)	35,678	33,838	29,267
IT capital spend	7,309	10,058	13,087
Total Capital Spend	$94,066	$99,096	$77,836
__________________

(1)	Growth capital spend includes our Play Pass initiative, major remodels, venue expansions, major attractions and new venue development, including relocations and franchise acquisitions.

(2)	Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2018 will total approximately $75 million to $85 million, inclusive of maintenance capital, growth capital and IT related capital.

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2017, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$932,414	$91,186	$175,833	$169,462	$495,933
Capital leases	26,198	2,188	4,401	4,387	15,222
Purchase obligations (2)	57,253	43,304	9,059	4,890	—
Secured credit facilities	731,500	7,600	15,200	708,700	—
Senior notes	255,000	—	—	255,000	—
Interest obligations (3)	202,653	53,851	113,810	34,992	—
Sale leaseback obligations	270,829	13,812	28,443	29,588	198,986
Uncertain tax positions (4)	1,360	1,360	—	—	—
	$2,477,207	$213,301	$346,746	$1,207,019	$710,141
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

(3)
Interest obligations represent an estimate of future interest payments under our secured credit facilities and senior notes. We calculated the estimate based on the terms of the secured credit facilities and senior notes. Our estimate uses interest rates in effect during Fiscal 2017 and assumes we will not have any amounts drawn on our revolving credit facility.

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits (including accrued interest and penalties) has been provided in the table above. The non-current portion of $3.5 million is excluded from the table above.

As of December 31, 2017, unpaid obligations related to capital expenditures totaling $0.6 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $14.9 million as of December 31, 2017. We estimate that $6.6 million of these liabilities will be paid in fiscal 2018 and the remainder paid in fiscal 2019 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of December 31, 2017, there were $9.9 million of letters of credit issued but undrawn under our revolving credit facility. We utilize standby letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could make demand for payment pursuant to these letters of credit.
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
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during Fiscal 2017.
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
We tested our goodwill, trademarks, trade names and other indefinite-lived intangible assets for impairment as of October 1, 2017. The fair value of our goodwill, trademarks, trade names and other indefinite-lived intangible assets was in excess of the carrying value as of the date of our Fiscal 2017 goodwill impairment test. No indicators of impairment were identified from the date of our impairment test through the end of Fiscal 2017.
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

During Fiscal 2017, the average discount rate, average sales growth rate and average cash flow margin rate used were 6.5%, 0.0% and 0.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Accounting for Entertainment Game Play Credits
Our entertainment revenue includes sales from customer purchases of game play credits on Play Pass game cards, which allow our customers to play the games in our venues. We recognize a liability for the estimated amount of unused game play credits, which we believe our customers will redeem or utilize in the future based on unused credits remaining on Play Pass cards, utilization patterns and revenue per game play credit sold. As of December 31, 2017, our estimate of unearned revenue for unused Play Pass game credits was $11.9 million.
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
Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deemed relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of December 31, 2017, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $14.9 million. We estimate approximately $6.6 million of these liabilities will be paid in fiscal 2018 and the remainder paid in fiscal 2019 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.
Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our consolidated financial statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At December 31, 2017, the reserve for uncertain tax positions (unrecognized tax benefits) was $3.9 million and the related interest and penalties was $1.0 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our consolidated financial statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings under our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $731.5 million as of December 31, 2017, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.3 million change in annual interest expense on indebtedness under the secured credit facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For Fiscal 2017 and Fiscal 2016, the average cost of a block of cheese was $1.79 and $1.76, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $1.2 million and $1.4 million for Fiscal 2017 and Fiscal 2016, respectively. For both Fiscal 2017 and Fiscal 2016, the average cost of dough per pound was $0.45. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.5 million and $0.2 million for Fiscal 2017 and Fiscal 2016, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-operated venues in Canada. For Fiscal 2017, our Canadian venues generated an operating loss of $0.4 million compared to our consolidated operating income of $47.9 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a U.S. dollar for the fiscal year ended December 31, 2017 were $0.7276 and $0.8245, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during Fiscal 2017 would have increased our reported consolidated operating results by $0.1 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of
CEC Entertainment, Inc.
Irving, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2017 and January 1, 2017, the related consolidated statements of earnings, comprehensive income (loss), stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 28, 2018

We have served as the Company's auditor since 1987.

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$67,200	$61,023
Restricted cash	112	268
Accounts receivable	20,061	19,927
Income taxes receivable	10,960	568
Inventories	22,000	21,677
Prepaid expenses	20,398	21,498
Total current assets	140,731	124,961
Property and equipment, net	570,021	592,886
Goodwill	484,438	483,876
Intangible assets, net	480,377	484,083
Other noncurrent assets	19,477	24,306
Total assets	$1,695,044	$1,710,112
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,613
Capital lease obligations, current portion	596	467
Accounts payable	31,374	33,202
Accrued expenses	36,616	40,098
Unearned revenues	21,050	16,381
Accrued interest	8,277	8,155
Other current liabilities	4,776	4,275
Total current liabilities	110,289	110,191
Capital lease obligations, less current portion	13,010	13,602
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	965,213	968,266
Deferred tax liability	114,186	186,290
Accrued insurance	8,311	9,183
Other noncurrent liabilities	221,887	216,575
Total liabilities	1,432,896	1,504,107
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of December 31, 2017 and January 1, 2017	—	—
Capital in excess of par value	359,233	357,166
Accumulated deficit	(95,199)	(148,265)
Accumulated other comprehensive loss	(1,886)	(2,896)
Total stockholder’s equity	262,148	206,005
Total liabilities and stockholder’s equity	$1,695,044	$1,710,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
REVENUES:
Food and beverage sales	$410,609	$415,059	$408,095
Entertainment and merchandise sales	458,279	490,255	497,015
Total company venue sales	868,888	905,314	905,110
Franchise fees and royalties	17,883	18,339	17,479
Total revenues	886,771	923,653	922,589
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	97,570	104,315	104,434
Cost of entertainment and merchandise	29,948	32,014	31,519
Total cost of food, beverage, entertainment and merchandise	127,518	136,329	135,953
Labor expenses	248,061	251,426	250,584
Rent expense	95,917	96,006	96,669
Other venue operating expenses	149,462	148,869	143,078
Total company venue operating costs	620,958	632,630	626,284
Other costs and expenses:
Advertising expense	48,379	46,142	47,146
General and administrative expenses	56,482	61,011	61,945
Depreciation and amortization	109,771	119,569	119,294
Transaction, severance and related litigation costs	1,448	1,299	11,914
Asset impairments	1,843	1,550	875
Total operating costs and expenses	838,881	862,201	867,458
Operating income	47,890	61,452	55,131
Interest expense	69,115	67,745	70,582
Loss before income taxes	(21,225)	(6,293)	(15,451)
Income tax benefit	(74,291)	(2,626)	(2,941)
Net income (loss)	$53,066	$(3,667)	$(12,510)
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Net income (loss)	$53,066	$(3,667)	$(12,510)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,010	420	(2,403)
Comprehensive income (loss)	$54,076	$(3,247)	$(14,913)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 28, 2014	200	$—	$355,587	$(62,088)	$(913)	$292,586
Net loss	—	—	—	(12,510)	—	(12,510)
Other comprehensive loss	—	—	—	—	(2,403)	(2,403)
Stock-based compensation costs	—	—	855	—	—	855
Tax benefit from restricted stock, net	—	—	18	—	—	18
Dividends paid	—	—	—	(70,000)	—	(70,000)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	$208,546
Net loss	—	—	—	(3,667)	—	(3,667)
Other comprehensive income	—	—	—	—	420	420
Stock-based compensation costs	—	—	702	—	—	702
Tax benefit from restricted stock, net	—	—	4	—	—	4
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	53,066	—	53,066
Other comprehensive income	—	—	—	—	1,010	1,010
Stock-based compensation costs	—	$—	$620	$—	$—	$620
Return of capital	—	$—	$1,447	$—	$—	$1,447
Balance at December 31, 2017	200	$—	$359,234	$(95,199)	$(1,886)	$262,149

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,066	$(3,667)	$(12,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,771	119,569	119,294
Deferred income taxes	(71,875)	(15,521)	(16,748)
Stock-based compensation expense	606	689	838
Amortization of lease-related liabilities	(632)	(448)	87
Amortization of original issue discount and deferred financing costs	4,546	4,546	4,634
Loss on asset disposals, net	7,398	8,520	7,729
Asset impairments	1,843	1,550	875
Non-cash rent expenses	4,884	6,873	8,218
Other adjustments	322	(70)	(951)
Changes in operating assets and liabilities:
Restricted cash	156	(268)	—
Accounts receivable	(809)	2,657	(4,478)
Inventories	(3,964)	(3,413)	(2,012)
Prepaid expenses	3,173	(4,012)	57
Accounts payable	3,110	(7,601)	(2,948)
Accrued expenses	(4,744)	1,733	659
Unearned revenues	5,647	5,167	1,339
Accrued interest	(70)	(1,454)	(7,175)
Income taxes (receivable) payable	(9,554)	2,169	451
Deferred landlord contributions	1,579	1,668	3,254
Net cash provided by operating activities	104,453	118,687	100,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Peter Piper Pizza	—	—	(663)
Purchases of property and equipment	(90,958)	(88,680)	(73,034)
Development of internal use software	(3,243)	(10,455)	(4,802)
Proceeds from sale of property and equipment	489	696	308
Net cash used in investing activities	(93,712)	(98,439)	(78,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(7,600)	(7,600)	(9,500)
Repayments on note payable	(13)	(50)	(49)
Proceeds from sale leaseback transaction	4,073	—	—
Payments on capital lease obligations	(467)	(421)	(405)
Payments on sale leaseback obligations	(2,470)	(2,028)	(1,663)
Dividends paid	—	—	(70,000)
Excess tax benefit realized from stock-based compensation	—	4	18
Equity contribution	1,447	—	—
Net cash used in financing activities	(5,030)	(10,095)	(81,599)
Effect of foreign exchange rate changes on cash	466	216	(1,163)
Change in cash and cash equivalents	6,177	10,369	(60,340)
Cash and cash equivalents at beginning of period	61,023	50,654	110,994
Cash and cash equivalents at end of period	$67,200	$61,023	$50,654

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

	December 31, 2017	January 1, 2017	January 3, 2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$64,675	$64,614	$73,255
Income taxes paid, net	$7,136	$10,728	$13,346
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,007	$1,651	$1,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “venues”) in a total of 47 states and 13 foreign countries and territories. As of December 31, 2017 we and our franchisees operated a total of 754 venues, of which 562 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 192 venues located in 15 states and 12 foreign countries and territories, including Chile, Colombia, Guam, Guatemala, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
Basis of Presentation: All intercompany accounts and transactions have been eliminated in consolidation.
We reclassified $6.3 million and $4.1 million of Depreciation and amortization in our Consolidated Statements of Earnings for the fiscal years ended January 1, 2017 and January 3, 2016 , respectively, from “General and administrative expenses” to “Depreciation and amortization”, and we reclassified “Depreciation and Amortization” of $113.3 million and $115.2 million for the fiscal years ended January 1, 2017 and January 3, 2016, respectively, in our Consolidated Statements of Earnings from “Company venue operating costs” to “Other costs and expenses” to conform to the current period’s presentation. Additionally, we reclassified $0.6 million of Income taxes receivable in our Consolidated Balance Sheets as at January 1, 2017 from “Accounts receivable” to “Income taxes receivable” to conform to the current period’s presentation.
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
Because the Association Funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions to the Association Funds as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our contributions to the Association Funds are eliminated in consolidation. This treatment will change for Fiscal 2018 when we adopt the provisions of Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606: Identifying Performance Obligations and Licensing (see “Recently Issued Accounting Guidance - Accounting Guidance Not Yet Adopted” below). Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Fiscal 2015 consisted of 53 weeks, whereas Fiscal 2017 and Fiscal 2016 consisted of 52 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Inventories: Inventories of food, beverages, merchandise, paper products and other supplies needed for our food service and entertainment operations are stated at the lower of cost on a first-in, first-out basis or net realizable value.
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
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a venue-by-venue basis, to assess if the carrying amount may not be recoverable. Potential indicators of impairment may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a venue’s property and equipment by discounting the expected future cash flows of the venue over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we recognized asset impairment charges of $1.8 million, $1.6 million, and $0.9 million, respectively.
Development of Internal Use Software: We capitalize our internal and external costs that are directly attributable to the development, testing and validation of internal use software, such as our enterprise resource planning (ERP) system and corporate and venue related IT system initiatives. Capitalized internal development costs include the compensation, benefits and various office costs primarily related to our IT department. The capitalization of costs related to a software development project ceases once the software is ready for its intended use and the asset is amortized according to our amortization policies. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we capitalized costs of $3.2 million, $10.5 million and $4.8 million, respectively, related to the development of internal use software.
Capitalized Venue Development Costs: We capitalize our internal department costs that are directly attributable to venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized internal department costs include certain compensation, benefits and office costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new venues. Venue development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we capitalized internal costs of $3.5 million, $3.4 million and $3.9 million, respectively, related to our venue development activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective venue over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 4. “Property and Equipment” for our impairment of long-lived assets disclosures and Note 9. “Fair Value of Financial Instruments” for our fair value disclosures.
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
Stock-Based Compensation: We expense the fair value of stock-based compensation awards granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. Stock-based compensation is recognized only for awards that vest, and we record forfeitures as they occur. We measure the fair value of compensation cost related to stock options based on third party valuations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and game credits (and in some instances, merchandise), between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
Our entertainment revenue includes customer purchases of game play credits on Play Pass game cards which allow our customers to play the games in our venues. We recognize a liability for the estimated amount of unused game play credits, which we believe our customers will redeem or utilize in the future based on credits remaining on Play Pass cards and utilization patterns. Our total estimate of unearned revenue for unused Play Pass credits as of December 31, 2017 and January 1, 2017 was $11.9 million and $5.2 million, respectively, and is included in “Unearned revenues” in our Consolidated Balance Sheets.
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
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new venues, and once a venue is opened, a franchisee is charged monthly royalties based on a percentage of franchised venues’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. Area development and initial franchise fees are recorded as unearned franchise revenue when received and recognized as revenue when we have fulfilled all significant obligations to the franchisee, which is generally when the franchised venues associated with the fees open. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $17.9 million, $17.4 million and $16.9 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
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
Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. The difference between actual rent payments and rent expense in any period is recorded as a deferred rent liability and included in “Other Noncurrent Liabilities” on our Consolidated Balance Sheets. Construction allowances received from the landlord as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are accrued as deferred landlord contributions. Landlord contributions are amortized on a straight-line basis over the lease term as a reduction to rent expense.
Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred.
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Because the contributed funds are required to be segregated and used for specified purposes, we do not reflect franchisee contributions as revenue, but rather record franchisee contributions as an offset to reported advertising expenses. Our advertising contributions for Chuck E. Cheese’s franchise venues are paid to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Association and are eliminated in consolidation. Advertising contributions from our franchisees were $2.1 million in Fiscal 2017, $2.2 million in Fiscal 2016 and $2.1 million in Fiscal 2015.
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
We maintain tax reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our Consolidated Financial Statements when the position is at least more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. In our Consolidated Statements of Earnings, we include interest expense related to unrecognized tax benefits in “Interest expense” and include penalties in “General and administrative expenses.” On our Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
Recently Issued Accounting Guidance:
Accounting Guidance Adopted:
Effective January 2, 2017 we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment requires entities to measure most inventory at the “lower of cost or net realizable value,” thereby simplifying the former guidance under which entities measured inventory at the lower of cost or market (market in this context was defined as one of three different measures, one of which was net realizable value). The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities—Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Revenue From Contracts With Customers (Topic 606). There is currently no guidance in GAAP, or pending guidance, regarding the derecognition of prepaid stored-value product liabilities within the scope of the amendments in this update. Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. This change to an entity's estimated breakage amount shall be accounted for as a change in accounting estimate. The amendments in this update are effective for the Company in Fiscal 2018. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. For an entity that licenses intellectual property, the amount or timing of revenue recognition and the timing and pattern of revenue recognition for intellectual property licenses, including the application of the sale- and usage-based royalties exception, may be significantly different from current practice. We have completed our initial assessment of all potential impacts of this amendment on our revenues, including: (i) our accounting for franchise and development fees, and (ii) accounting for our national advertising costs under the Association Funds. Specifically, we expect the adoption of this amendment will require us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the franchise agreement. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all of our material obligations and initial services. Additionally, we expect to account for our national advertising fund revenues on a gross basis, instead of net. We do not expect the impact of recognizing initial franchise fees over the franchise agreement period and recognizing advertising expense upon adoption of this standard to have a material effect on our consolidated financial statements. We have determined that this amendment will not have an impact on our recognition of revenue related to our franchise royalties, which are based on a percentage of franchise sales and revenue from Company-operated venues. We will adopt the guidance in this amendment beginning with our fiscal first quarter 2018 and will apply the guidance using the modified retrospective method, recognizing the cumulative effect of applying the new standard to new contracts and contracts that are not considered completed as of January 1, 2018, with no restatement of the comparative periods presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Note 2. Accounts Receivable:
Accounts receivable consisted of the following at the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Trade receivables	$8,863	$7,963
Vendor rebates	6,525	7,504
Other accounts receivable	4,673	4,460
Total Accounts receivable	$20,061	$19,927
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 3. Inventories:
Inventories consisted of the following at the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Food and beverage	$5,440	$5,347
Entertainment and merchandise	16,560	16,330
Inventories	$22,000	$21,677
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Property and Equipment:

	December 31, 2017	January 1, 2017
	(in thousands)
Land	$50,135	$50,135
Buildings	56,415	54,808
Leasehold improvements	453,167	435,691
Game and ride equipment	250,139	212,049
Furniture, fixtures and other equipment	150,505	134,216
Buildings leased under capital leases	15,067	15,062
	975,428	901,961
Less accumulated depreciation and amortization	(414,245)	(328,369)
Net property and equipment in service	561,183	573,592
Construction in progress	8,838	19,294
Property and equipment, net	$570,021	$592,886
Buildings includes certain venues leased under capital leases. Accumulated amortization related to these assets was $4.0 million and $2.9 million as of December 31, 2017 and January 1, 2017, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Asset Impairments
During Fiscal 2017, we recognized an asset impairment charge of $1.8 million primarily related to four venues. During Fiscal 2016 and Fiscal 2015, we recognized an asset impairment charge of $1.6 million and $0.9 million, respectively, primarily related to five venues and four venues, respectively. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various economic factors in the markets in which the venues are located. As of December 31, 2017, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $1.9 million for venues impaired in 2017.
Note 5. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended December 31, 2017 and January 1, 2017:

	December 31, 2017	January 1, 2017
	(in thousands)
Balance at beginning of period	$483,876	$483,876
Goodwill assigned in acquisition of franchisee (1)	562	—
Balance at end of period	$484,438	$483,876
__________________

(1)
Represents goodwill related to two franchise stores the Company acquired in the second quarter of 2017. The acquisition did not have a significant impact on our Consolidated Balance Sheet as of December 31, 2017 or on our Consolidated Statements of Earnings for Fiscal 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our indefinite and definite-lived intangible assets at December 31, 2017 and January 1, 2017:

		December 31, 2017			January 1, 2017
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	26,700	—	26,700	26,700	—	26,700
Favorable lease agreements (1)	10	14,880	(7,306)	7,574	14,880	(5,649)	9,231
Franchise agreements	25	53,300	(7,197)	46,103	53,300	(5,148)	48,152
		$494,880	$(14,503)	$480,377	$494,880	$(10,797)	$484,083
__________________

(1)
In connection with the Merger, as defined in Note 17 “Consolidating Guarantor Financial Information”, and the acquisition of Peter Piper Pizza (“PPP”) in October 2014 (the “PPP Acquisition”), we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings.

Our estimated future amortization expense related to the favorable lease agreements and franchise agreements is set forth as follows (in thousands):

	Favorable Lease Agreements	Franchise Agreements
Fiscal 2018	$1,246	$2,049
Fiscal 2019	1,102	2,049
Fiscal 2020	1,050	2,088
Fiscal 2021	847	2,049
Fiscal 2022	754	2,049
Thereafter	2,575	35,819
	$7,574	$46,103
Amortization expense related to favorable lease agreements was $1.6 million for Fiscal 2017, $2.0 million for Fiscal 2016 and $2.0 million for Fiscal 2015, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $2.0 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Trade and other amounts payable	$20,492	$24,615
Book overdraft	10,882	8,587
Accounts Payable	$31,374	$33,202

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.
Note 7. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Current:
Salaries and wages	$11,366	$15,188
Insurance	6,614	6,629
Taxes, other than income taxes	13,151	12,944
Other accrued operating expenses	5,485	5,337
Accrued expenses	$36,616	$40,098
Noncurrent:
Insurance	$8,311	$9,183
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.
Note 8. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Term loan facility	$731,500	$739,100
Senior notes	255,000	255,000
Note payable	—	13
Total debt outstanding	986,500	994,113
Less:
Unamortized original issue discount	(1,694)	(2,235)
Deferred financing costs, net	(11,993)	(15,999)
Current portion	(7,600)	(7,613)
Bank indebtedness and other long-term debt, less current portion	$965,213	$968,266
We were in compliance with the debt covenants in effect as of December 31, 2017 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Notes sections below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities, which include an initial $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and, together with the term loan facility, the “secured credit facilities”). As of December 31, 2017 and January 1, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of December 31, 2017 and January 1, 2017.
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
We may voluntarily repay outstanding loans under the secured credit facilities at any time, without prepayment premium or penalty, except in connection with a repricing event as described below, subject to customary “breakage” costs with respect to London Interbank Offered Rate (“LIBOR”) loans.
The secured credit facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. The secured credit facilities include customary mandatory prepayment requirements based on defined events, such as certain asset sales and debt issuances. In addition, a mandatory prepayment equal to 25% of excess cash flow (as defined in our term loan facility) that exceeds $10.0 million is required if our net first lien senior secured leverage ratio exceeds 3.50 to 1.00.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for borrowings under the term loan facility is subject to one step down to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facilities stepped down to 3.0%. Effective November 16, 2017, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility returned to their previous level of 3.25%.
During Fiscal 2017, the federal funds rate ranged from 0.55% to 1.42%, the prime rate ranged from 3.75% to 4.50% and the one-month LIBOR ranged from 0.76% to 1.57%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 4.7% for the 2017 fiscal year, 4.6% for both the 2016 and 2015 fiscal years, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. Effective November 16, 2017, the commitment fee rate returned to it previous level of 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
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
The secured credit facilities also contain customary covenants and events of default. The covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements. The PPP acquisition and the sale leaseback transactions discussed in Note 5. “Goodwill and Intangible Assets, Net” and Note 11. “Sale Leaseback Transactions” were permitted under the secured credit facilities agreement.
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
Senior Unsecured Notes
On February 19, 2014, we issued $255.0 million aggregate principal amount of 8.000% Senior Notes due 2022 which mature on February 15, 2022 (the “senior notes”) in a private offering. On December 2, 2014 we completed an exchange offer whereby the original senior notes were exchanged for new notes (the “exchange notes”) which are identical to the initial senior notes except that the issuance of the exchange notes is registered under the Securities Act, the exchange notes do not bear legends restricting their transfer and they are not entitled to registration rights under our registration rights agreement. We refer to the senior notes and the exchange notes collectively as the “senior notes.” We may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
We paid $6.4 million in debt issuance costs related to the senior notes, which we recorded as an offset to “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes to “Interest expense” on our Consolidated Statements of Earnings.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for both the 2017 and 2016 fiscal years, and 8.3% for the 2015 fiscal year, which included amortization of debt issuance costs and other fees related to our senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Obligations
The following table sets forth our future debt payment obligations as of December 31, 2017 (in thousands):

One year or less	$7,600
Two years	7,600
Three years	7,600
Four years	708,700
Five years	255,000
986,500
Less: debt financing costs, net	(11,993)
Less: unamortized discount	(1,694)
$972,813
Interest Expense
Interest expense consisted of the following for the periods presented:

	Fiscal Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Term loan facility (1)	$31,549	$30,987	$31,760
Senior notes	20,330	19,774	21,023
Capital lease obligations	1,695	1,749	1,791
Sale leaseback obligations	10,585	10,714	11,096
Amortization of debt issuance costs	4,005	4,005	4,083
Other	951	516	829
Total interest expense	$69,115	$67,745	$70,582
 __________________
(1)    Includes amortization of original issue discount
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 5.6% for the 2017 fiscal year, and 5.5% for both the 2016 and 2015 fiscal years.
Note 9. Fair Value of Financial Instruments:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information on our financial instruments as of the dates presented:

	December 31, 2017		January 1, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,220	$7,613	$7,623
Long-term portion	977,206	937,662	984,265	993,311
Bank indebtedness and other long-term debt:	$984,806	$944,882	$991,878	$1,000,934
__________________
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
During Fiscal 2017 and Fiscal 2016, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 10. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Sale leaseback obligations, less current portion (1)	$177,933	$176,831
Deferred rent liability	27,951	21,784
Deferred landlord contributions	6,282	5,702
Long-term portion of unfavorable leases	5,453	7,308
Other	4,268	4,950
Total other noncurrent liabilities	$221,887	$216,575
_________________

(1)	See Note 11 “Sale Leaseback Transaction” for further discussion on our sale leaseback obligations.
Note 11. Sale Leaseback Transactions:
On August 25, 2014, we completed a sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NRP”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NRP, and we leased each of the 49 properties back from NRP pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment venues. On April 25, 2017, we completed an additional sale leaseback transaction with NADG NNN Acquisitions, Inc. (“NADG NNN”), pursuant to which we sold our property lo

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cated in Conyers, Georgia to NADG NNN (the “Conyers Sale Leaseback”, and together with the Sale Leaseback, the “Sale Leasebacks”), and we leased the property back from NADG NNN pursuant to a master lease on a triple-net basis for its continued use as Chuck-E-Cheese’s family dining and entertainment venue.
The leases in the Sale Leasebacks have an initial term of 20 years, with four five-year options to renew. For accounting purposes, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we (i) include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, (ii) report the associated property as owned assets, (iii) continue to depreciate the assets over their remaining useful lives, and (iv) record the rental payments as interest expense and a reduction of the sale leaseback obligation. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the property.
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the PPP Acquisition. We used the remaining net proceeds from the Sale Leaseback for capital expenditure needs and other general corporate purposes. The aggregate purchase price for the property in connection with the Conyers Sale Leaseback transaction was approximately $4.1 million million in cash, and the net proceeds realized were approximately $3.9 million.
The long-term and current portions of our obligations under the Sale Leasebacks were $177.9 million and $2.9 million, respectively, as of December 31, 2017, and are included in “Other noncurrent liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in “Property and equipment, net” in our Consolidated Balance Sheets, was $79.3 million and $81.3 million as of December 31, 2017 and January 1, 2017, respectively.
Our future minimum lease commitments related to the Sale Leasebacks, as of December 31, 2017 for fiscal years 2018, 2019, 2020, 2021, 2022 and thereafter are, in thousands, $13,812, $14,083, $14,360, $14,641, $14,947 and $198,986.
Note 12. Commitments and Contingencies:
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
The annual future lease commitments under capital lease obligations and non-cancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of December 31, 2017, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2018	$2,188	$91,186
2019	2,185	88,751
2020	2,216	87,082
2021	2,203	85,465
2022	2,184	83,997
Thereafter	15,222	495,933
Future minimum lease payments	26,198	932,414
Less amounts representing interest	(12,592)
Present value of future minimum lease payments	13,606
Less current portion	(596)
Capital lease obligations, net of current portion	$13,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense, including contingent rent based on a percentage of venues’ sales, when applicable, was comprised of the following:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Minimum rentals	$96,927	$96,953	$98,023
Contingent rentals	156	217	338
	$97,083	$97,170	$98,361
Rent expense of $1.2 million in 2017, $1.2 million in 2016 and $1.6 million in 2015, related to our corporate offices and warehouse facilities and was included in “General and administrative expenses” in our Consolidated Statements of Earnings.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $13.9 million at December 31, 2017 and consisted primarily of obligations associated with the modernization of various information technology platforms and information technology data security service agreements, and the fixed price purchase agreements relating to beverage products. These purchase obligations exclude agreements that can be canceled without significant penalty.
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
Employment-Related Litigation: On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment on behalf of himself and the class of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the certified reimbursement claim in the Sinohui Litigation, in exchange for the Company’s settlement payment. On December 13, 2017, the Court entered its order granting preliminary approval of the parties’ settlement and setting a final fairness hearing for June 15, 2018. The order requires Plaintiff to file his motion for final approval of the parties’ settlement no later than April 27, 2018. Based on the Court’s order, the settlement of this lawsuit should be funded and concluded during the second quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
As part of the settlement reached by the parties in the Sinohui Litigation, described above, the parties also agreed to settle the California General Manager Litigation. Pursuant to the basic terms of their comprehensive settlement, each of the Plaintiffs granted a complete release to CEC Entertainment of all claims that he or she asserted or could have asserted against the Company based on the facts that gave rise to the California General Manager Litigation in exchange for the Company’s settlement payments to each of them. The comprehensive settlement of these lawsuits was concluded and each of these cases was dismissed in August 2017. The settlement of these actions did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the U.S. District Court for the Northern District of California (the “French Federal Court Lawsuit”), alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law, and seeking to certify separate classes on his federal and state claims. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation, the parties agreed to settle all of French’s class and individual claims. Pursuant to the parties’ agreement, on November 14, 2017, the Federal Court Lawsuit was dismissed, and on November 15, 2017, Plaintiff filed a new lawsuit in Superior Court of San Bernadino County, California (the “French State Court Lawsuit”). The French State Court Lawsuit carried forward only the California state law claims alleging a failure to reimburse for business expenses, and sought to certify a class of CEC California Senior Assistant Managers, Assistant Managers, Technical Managers and Assistant Technical Managers who were authorized to drive on behalf of CEC from January 30, 2013 through April 27, 2018. On December 20, 2017, further pursuant to the parties’ settlement, Plaintiff filed a Notice of Settlement. We expect that the settlement will be concluded and the case dismissed by the end of the third quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (the “Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Cou

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rt issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On March 17, 2017, Plaintiffs filed objections to the Special Master’s report and recommendation with the Kansas court and separately filed a motion with the Special Master to amend the complaint as to Goldman Sachs, but not objecting to the dismissal of CEC or its former directors. On November 20, 2017, the Special Master filed a Supplemental Report recommending to the Court that Plaintiffs’ motion for leave to amend be denied; if the District Court accepts the Special Master’s supplemental recommendations, the case will be dismissed in its entirety. Both remaining parties (Plaintiffs and Goldman Sachs) filed objections to the Supplemental Report on December 22, 2017, and the parties filed responses to these objections on February 16, 2018. The District Court has not yet set this case for trial. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presented an issue for decision that is relevant to Peter Piper’s motion to dismiss. On March 9, 2018, the Ninth Circuit issued its decision in the Noble case, setting precedent that favors Peter Piper’s position in the Jacobson Litigation. Based on the appellate court’s decision in that case, on March 15, 2018 Peter Piper filed a motion to lift the stay and requesting that the trial court grant its motion to dismiss. We believe Peter Piper has meritorious defenses to this lawsuit and, should the Court overrule the motion to dismiss we intend to vigorously defend it. Since the litigation is in its earliest stages, the Company does not yet have sufficient information to reach a good faith determination on Peter Piper’s potential liability or exposure in the event that its defense is unsuccessful.
Note 13. Income Taxes:
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year
	2017	2016	2015
	(in thousands)
United States	$(25,667)	$(11,002)	$(18,787)
Foreign (including U.S. Possessions)	4,442	4,709	3,336
Income (loss) before income taxes	$(21,225)	$(6,293)	$(15,451)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our income tax expense (benefit) consists of the following for the periods presented:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Current tax expense (benefit):
Federal	$(2,668)	$8,008	$10,726
State	(708)	3,879	1,825
Foreign	960	1,008	1,256
	(2,416)	12,895	13,807
Deferred tax expense (benefit):
Federal	(72,829)	(11,848)	(14,022)
State	(137)	(3,274)	(2,203)
Foreign	1,091	(399)	(523)
	(71,875)	(15,521)	(16,748)
Income tax expense (benefit)	$(74,291)	$(2,626)	$(2,941)
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2017	2016	2015
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.5)%	2.5%	0.2%
Federal income tax credits, net	(1.2)%	(21.8)%	(7.6)%
Merger and litigation related costs	1.6%	5.8%	25.0%
Canadian tax rate difference	0.4%	2.4%	1.0%
Canadian nondeductible interest	0.7%	1.8%	0.6%
Canadian deferred tax valuation adjustment	5.7%	—%	—%
Canadian tax reorganization	(7.6)%	—%	—%
State tax credit, valuation adjustment	2.0%	2.8%	(1.3)%
Other	1.9%	(0.2)%	(1.9)%
Effective tax rate (before impact of Tax Cuts and Jobs Act of 2017 (1))	(36.0)%	(41.7)%	(19.0)%
Adjustment related to the Tax Cuts and Jobs Act of 2017 (1)	(314.0)%	—%	—%
Adjusted effective tax rate	(350.0)%	(41.7)%	(19.0)%
_________________
(1) The Tax Cuts and Jobs Act of 2017 (enacted on December 22, 2017) resulted in a decrease of our net deferred tax liability of $66.6 million and a corresponding benefit to our deferred federal income taxes for Fiscal 2017.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of provisions impacting us, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, 100% bonus depreciation for qualifying capital expenditures acquired and placed into service after September 27, 2017, establishment of a territorial-style system for taxing foreign-source income, limitations on the deductibility of interest expense and increased limitations on compensation paid to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated executive officers (Internal Revenue Code Section 162(m)) effective January 1, 2018.
The TCJA’s reduction in the U.S. corporate tax rate from 35% to 21% (effective for Fiscal 2018) and increased allowance for bonus depreciation will have a favorable impact on our future after tax net income and cash flows. While we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were able to make provisional estimates for the impact of the TJCA, the actual results may differ from these estimates, due to, among other things, changes in our interpretations and assumptions relating to the changes made by the TCJA and additional guidance that is anticipated to be issued by the U.S. Treasury and Internal Revenue Service relating to (i) the newly enacted increase in bonus depreciation for qualifying assets acquired and placed in service after September 27, 2017, (ii) the expansion of the limitation under Section 162(m) relating to the deductibility of executive compensation in excess of $1.0 million, and (iii) the one-time transition tax, net of foreign tax credits and operating losses, on earnings of foreign subsidiaries that were previously deferred from U.S. tax.
Deferred income tax assets and liabilities consisted of the following at the dates presented:

	December 31, 2017	January 1, 2017
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,231	$3,580
Unearned revenue	979	1,723
Deferred rent	6,914	8,148
Stock-based compensation	639	746
Accrued insurance and employee benefit plans	3,516	5,542
Unrecognized tax benefits (1)	452	1,072
NOL and other carryforwards	3,211	3,358
Loan costs	577	1,170
Other	552	914
Gross deferred tax assets	18,071	26,253
Deferred tax liabilities:
Depreciation and amortization	(9,492)	(24,717)
Prepaid assets	(672)	(655)
Intangibles	(117,717)	(180,623)
Favorable/Unfavorable Leases	(65)	(26)
Internal use software and other	(4,311)	(6,522)
Gross deferred tax liabilities	(132,257)	(212,543)
Net deferred tax liability	$(114,186)	$(186,290)
_________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.
As of December 31, 2017, we have $9.9 million of federal net operating loss carryforwards (expiring at the end of tax years 2030 through 2037), $9.5 million of state net operating loss carryforwards (expiring at the end of tax years 2022 through 2037), and $0.5 million of Alternative Minimum Tax credit carryforwards (with an indefinite carryforward period). As of December 31, 2017, we also have state income tax credit carryforwards of $0.9 million net of their related valuation allowance (which expire at the end of 2022 through 2026) and $1.6 million of Canadian net operating loss carryforwards (expiring at the end of tax years 2034 through 2037), for which a full valuation allowance has been recorded.
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2014 with the exception of the Peter Piper Pizza federal income tax returns with net operating losses which have been carried forward to open tax years (whereas, adjustments can be made to these prior returns until the respective statute of limitations expire for the particular tax years the net operating losses are utilized). In general, our state income tax statutes of limitations have expired for tax years ended before 2013. In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Balance at beginning of period	$3,119	$3,288	$1,882
Additions for tax positions taken in the current year	1,677	74	214
Increases for tax positions taken in prior years	16	1,479	1,581
Decreases for tax positions taken in prior years	(390)	(964)	(184)
Settlement with tax authorities	(32)	(558)	79
Expiration of statute of limitations	(537)	(200)	(284)
Balance at end of period	$3,853	$3,119	$3,288
Our liability for uncertain tax positions (excluding interest and penalties) was $3.9 million and $3.1 million as of December 31, 2017 and January 1, 2017, respectively, and if recognized would decrease our provision for income taxes by $2.6 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.1 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
The total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2017 and January 1, 2017, was $1.0 million and $1.2 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”
Note 14. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During 2017, 2016 and 2015, Parent granted options to purchase 123,603 shares, 101,110 shares and 519,414 shares, respectively, of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based, and vest and become exercisable in equal installments on each of the first five anniversaries of the respective grant dates. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain return thresholds are achieved. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. Unvested Tranche A options are also subject to accelerated vesting and exercisability on the first anniversary of a change in control of Queso Holdings Inc. or within 12 months following such a change in control. Tranche B and C options may also vest and become exercisable if applicable hurdles are achieved in connection with an initial public offering. Compensation costs related to options in the Parent were recorded by the Company.
The weighted-average fair value of the options granted in 2017, 2016 and 2015 was estimated at $3.71, $2.28 and $1.28 per option, $2.99, $1.68 and $0.87 per option and $2.83, $1.44 and $0.84 per option, respectively, for Tranches A, B and C, respectively, on the date of grant based on the following assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year
	2017		2016	2015
	August 2017	February 2017

Dividend yield	—%	—%	—%	—%
Volatility for Tranche A	35%	34%	30%	30%
Volatility for Tranches B and C	34%	33%	30%	30%
Risk-free interest rate for Tranche A	1.39%	1.38%	1.09%	1.30%
Risk-free interest rate for Tranches B and C	1.28%	1.16%	0.99%	1.30%
Expected life - years	1.7	2.2	3.6	3.7
A summary of the option activity under the equity incentive plan as of December 31, 2017 and the activity for 2017 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, January 1, 2017	2,400,914	$8.74
Options Granted	123,603	$16.26
Options Forfeited	(175,229)	$10.57
Outstanding stock options, December 31, 2017	2,349,288	$9.00	6.6	$13,006
Stock options expected to vest, December 31, 2017	1,745,042	$9.14	6.6	$9,425
Exercisable stock options, December 31, 2017	410,354	$8.36	6.3	$2,534
_________________
(1) The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of December 31, 2017, we had $1.6 million of total unrecognized share based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 1.2 years.
In February 2018, the Parent granted additional options to purchase 112,769 shares of its common stock to certain officers and employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock based compensation costs recognized and capitalized is presented below:

	Fiscal Year
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Stock-based compensation costs	$620	$702	$855
Portion capitalized as property and equipment (1)	(14)	(13)	(17)
Stock-based compensation expense recognized	$606	$689	$838
Tax benefit recognized from stock-based compensation awards	$—	$4	$18
 __________________
(1)We capitalize the portion of stock-based compensation costs related to our design, construction, facilities and legal departments that are directly attributable to our venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized stock-based compensation costs attributable to our venue development projects are included in “Property and equipment, net” in the Consolidated Balance Sheets.
Note 15. Stockholder’s Equity:
We have one class of common capital stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings, Inc. As of December 31, 2017 and January 1, 2017, we have 200 shares issued and outstanding.
Cash Dividends
In accordance with our credit facilities, our ability to declare dividends is restricted. We declared and paid a cash dividend to Parent during 2015 of $70 million.
16. Related Party Transactions:

CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled $0.4 million and $0.8 million for Fiscal 2017 and Fiscal 2016, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.

CEC Entertainment engages an Apollo portfolio company to provide security services to its venues. CEC Entertainment incurred expenses totaling $0.9 million, $0.8 million and $0.7 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, in connection with services provided by this Apollo portfolio company. These expenses are included in “Other venue operating expenses” in our Consolidated Statements of Earnings.
Note 17. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. (the “Issuer”), merged with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries, which we refer to as the “Merger”. The senior notes issued by the Issuer in conjunction with the Merger are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsi

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

diaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$59,948	$410	$6,842	$—	$67,200
Restricted cash	—	—	112	—	112
Accounts receivable	27,098	3,283	2,563	(1,923)	31,021
Inventories	17,104	4,614	282	—	22,000
Prepaid assets	13,766	5,549	1,083	—	20,398
Total current assets	117,916	13,856	10,882	(1,923)	140,731
Property and equipment, net	496,725	66,669	6,627	—	570,021
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	16,764	463,613	—	—	480,377
Intercompany	90,937	10,770	—	(101,707)	—
Investment in subsidiaries	462,873	—	—	(462,873)	—
Other noncurrent assets	7,913	11,359	205	—	19,477
Total assets	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	586	—	10	—	596
Accounts payable and accrued expenses	58,014	35,134	4,169	—	97,317
Other current liabilities	4,265	511	—	—	4,776
Total current liabilities	70,465	35,645	4,179	—	110,289
Capital lease obligations, less current portion	12,956	—	54	—	13,010
Bank indebtedness and other long-term debt, less current portion	965,213	—	—	—	965,213
Deferred tax liability	99,083	16,697	(1,594)	—	114,186
Intercompany	—	75,052	28,578	(103,630)	—
Other noncurrent liabilities	216,287	13,465	446	—	230,198
Total liabilities	1,364,004	140,859	31,663	(103,630)	1,432,896
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,233	466,114	3,241	(469,355)	359,233
Retained earnings (deficit)	(95,199)	10,708	(15,304)	4,596	(95,199)
Accumulated other comprehensive income (loss)	(1,886)	—	(1,886)	1,886	(1,886)
Total stockholder's equity	262,148	476,822	(13,949)	(462,873)	262,148
Total liabilities and stockholder's equity	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2017
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$351,374	$52,962	$6,273	$—	$410,609
Entertainment and merchandise sales	406,930	41,036	10,313	—	458,279
Total company venue sales	758,304	93,998	16,586	—	868,888
Franchise fees and royalties	1,694	16,189	—		17,883
International Association assessments and other fees	1,684	37,743	34,366	(73,793)	—
Total revenues	761,682	147,930	50,952	(73,793)	886,771
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	81,420	14,137	2,013	—	97,570
Cost of entertainment and merchandise	27,704	1,591	653	—	29,948
Total cost of food, beverage, entertainment and merchandise	109,124	15,728	2,666	—	127,518
Labor expenses	224,176	18,791	5,094	—	248,061
Rent expense	87,342	6,375	2,200	—	95,917
Other venue operating expenses	168,991	15,122	4,802	(39,453)	149,462
Total company venue operating costs	589,633	56,016	14,762	(39,453)	620,958
Advertising expense	35,514	5,437	41,768	(34,340)	48,379
General and administrative expenses	20,208	35,950	324	—	56,482
Depreciation and amortization	97,789	9,900	2,082	—	109,771
Transaction, severance and related litigation costs	974	474	—	—	1,448
Asset Impairment	1,824	14	5	—	1,843
Total operating costs and expenses	745,942	107,791	58,941	(73,793)	838,881
Operating income (loss)	15,740	40,139	(7,989)	—	47,890
Equity in earnings (loss) in affiliates	25,405	—	—	(25,405)	—
Interest expense	64,117	4,261	737	—	69,115
Income (loss) before income taxes	(22,972)	35,878	(8,726)	(25,405)	(21,225)
Income tax expense (benefit)	(76,038)	2,407	(660)	—	(74,291)
Net income (loss)	$53,066	$33,471	$(8,066)	$(25,405)	$53,066

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,010	—	1,010	(1,010)	1,010
Comprehensive income (loss)	$54,076	$33,471	$(7,056)	$(26,415)	$54,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2016
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$361,111	$48,178	$5,770	$—	$415,059
Entertainment and merchandise sales	453,362	27,059	9,834	—	490,255
Total company venue sales	814,473	75,237	15,604	—	905,314
Franchise fees and royalties	2,011	16,328	—	—	18,339
International Association assessments and other fees	1,308	36,861	36,250	(74,419)	—
Total revenues	817,792	128,426	51,854	(74,419)	923,653
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	89,373	12,835	2,107	—	104,315
Cost of entertainment and merchandise	29,668	1,690	656	—	32,014
Total cost of food, beverage, entertainment and merchandise	119,041	14,525	2,763	—	136,329
Labor expenses	230,526	15,865	5,035	—	251,426
Rent expense	88,557	5,234	2,215	—	96,006
Other venue operating expenses	170,385	12,134	4,545	(38,195)	148,869
Total company venue operating costs	608,509	47,758	14,558	(38,195)	632,630
Advertising expense	37,891	4,358	40,117	(36,224)	46,142
General and administrative expenses	24,704	35,867	440	—	61,011
Depreciation and amortization	109,985	7,343	2,241	—	119,569
Transaction, severance and related litigation costs	1,244	55	—	—	1,299
Asset Impairment	1,487	—	63	—	1,550
Total operating costs and expenses	783,820	95,381	57,419	(74,419)	862,201
Operating income (loss)	33,972	33,045	(5,565)	—	61,452
Equity in earnings (loss) in affiliates	13,654	—	—	(13,654)	—
Interest expense	62,630	4,664	451	—	67,745
Income (loss) before income taxes	(15,004)	28,381	(6,016)	(13,654)	(6,293)
Income tax expense (benefit)	(11,337)	10,520	(1,809)	—	(2,626)
Net income (loss)	$(3,667)	$17,861	$(4,207)	$(13,654)	$(3,667)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	420	—	420	(420)	420
Comprehensive income (loss)	$(3,247)	$17,861	$(3,787)	$(14,074)	$(3,247)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2015
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$353,200	$48,747	$6,148	$—	$408,095
Entertainment and merchandise sales	469,741	16,864	10,410	—	497,015
Total Company venue sales	822,941	65,611	16,558	—	905,110
Franchise fees and royalties	2,280	15,199	—	—	17,479
International Association assessments and other fees	995	24,591	43,829	(69,415)	—
Total revenues	826,216	105,401	60,387	(69,415)	922,589
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	89,772	12,527	2,135	—	104,434
Cost of entertainment and merchandise	29,147	1,729	643	—	31,519
Total cost of food, beverage, entertainment and merchandise	118,919	14,256	2,778	—	135,953
Labor expenses	230,113	14,968	5,503	—	250,584
Rent expense	88,773	5,363	2,533	—	96,669
Other venue operating expenses	155,366	9,017	4,308	(25,613)	143,078
Total Company venue operating costs	593,171	43,604	15,122	(25,613)	626,284
Advertising expense	46,136	4,014	40,798	(43,802)	47,146
General and administrative expenses	19,652	41,693	600	—	61,945
Depreciation and amortization	110,594	6,609	2,091	—	119,294
Transaction, severance and related litigation costs	6	11,908	—	—	11,914
Asset Impairment	766	20	89	—	875
Total operating costs and expenses	770,325	107,848	58,700	(69,415)	867,458
Operating income (loss)	55,891	(2,447)	1,687	—	55,131
Equity in earnings (loss) in affiliates	(4,654)	—	—	4,654	—
Interest expense	65,775	4,288	519	—	70,582
Income (loss) before income taxes	(14,538)	(6,735)	1,168	4,654	(15,451)
Income tax expense (benefit)	(2,028)	(1,575)	662	—	(2,941)
Net income (loss)	$(12,510)	$(5,160)	$506	$4,654	$(12,510)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,403)	—	(2,403)	2,403	(2,403)
Comprehensive income (loss)	$(14,913)	$(5,160)	$(1,897)	$7,057	$(14,913)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2017
(in thousands)

	Issuer		Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$73,925		$29,569	$959	$—	$104,453

Cash flows from investing activities:
Purchases of property and equipment	(62,544)		(27,061)	(1,353)	—	(90,958)
Development of internal use software	—		(3,243)	—	—	(3,243)
Proceeds from sale of property and equipment	489		—	—	—	489
Cash flows provided by (used in) investing activities	(62,055)		(30,304)	(1,353)	—	(93,712)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—	—	—	(7,600)
Repayments on note payable	—		(13)	—	—	(13)
Proceeds from financing sale-leaseback transaction	4,073		—	—	—	4,073
Payments on capital lease obligations	(460)		—	(7)	—	(467)
Payments on sale leaseback transactions	(2,470)	—	—	—	—	(2,470)
Equity contribution	1,447		—	—	—	1,447
Cash flows provided by (used in) financing activities	(5,010)		(13)	(7)	—	(5,030)
Effect of foreign exchange rate changes on cash	—		—	466	—	466

Change in cash and cash equivalents	6,860		(748)	65	—	6,177
Cash and cash equivalents at beginning of period	53,088		1,158	6,777	—	61,023
Cash and cash equivalents at end of period	$59,948		$410	$6,842	$—	$67,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2016
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$73,722		$44,608		$357		$—		$118,687

Cash flows from investing activities:
Purchases of property and equipment	(69,827)		(18,439)		(414)		—		(88,680)
Development of internal use software	(7,671)		(2,784)		—		—		(10,455)
Proceeds from sale of property and equipment	696		—		—		—		696
Cash flows provided by (used in) investing activities	(76,802)	—	(21,223)	—	(414)	—	—	—	(98,439)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—		—		—		(7,600)
Repayments on note payable	—		(50)		—		—		(50)
Intercompany note	23,974		(23,974)		—		—		—
Payments on capital lease obligations	(417)		—		(4)		—		(421)
Payments on sale leaseback transactions	(2,028)		—		—		—		(2,028)
Excess tax benefit realized from stock-based compensation	4		—		—		—		4
Cash flows provided by (used in) financing activities	13,933		(24,024)		(4)		—		(10,095)
Effect of foreign exchange rate changes on cash	—		—		216		—		216

Change in cash and cash equivalents	10,853		(639)		155		—		10,369
Cash and cash equivalents at beginning of period	42,235		1,797		6,622		—		50,654
Cash and cash equivalents at end of period	$53,088		$1,158		$6,777		$—		$61,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2015
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$95,659		$(492)		$5,446		$—		$100,613

Cash flows from investing activities:
Acquisition of Peter Piper Pizza	(663)		—		—		—		(663)
Intercompany note	2,393		2,925		—		(5,318)		—
Purchases of property and equipment	(65,070)		(6,028)		(1,936)		—		(73,034)
Development of internal use software	(2,018)		(2,784)		—		—		(4,802)
Proceeds from sale of property and equipment	308		—		—		—		308
Cash flows provided by (used in) investing activities	(65,050)	—	(5,887)	—	(1,936)	—	(5,318)	—	(78,191)

Cash flows from financing activities:
Repayments on senior term loan	(9,500)		—		—		—		(9,500)
Repayments on notes payable	—		(49)		—		—		(49)
Intercompany note	(3,847)		1,798		(3,269)		5,318		—
Payments on capital lease obligations	(402)		—		(3)		—		(405)
Payments on sale leaseback transactions	(1,663)		—		—		—		(1,663)
Dividends paid	(70,000)		—		—		—		(70,000)
Excess tax benefit realized from stock-based compensation	18		—		—		—		18
Cash flows provided by (used in) financing activities	(85,394)	—	1,749	—	(3,272)	—	5,318	—	(81,599)
Effect of foreign exchange rate changes on cash	—		—		(1,163)		—		(1,163)

Change in cash and cash equivalents	(54,785)	—	(4,630)	—	(925)	—	—	—	(60,340)
Cash and cash equivalents at beginning of period	97,020		6,427		7,547		—		110,994
Cash and cash equivalents at end of period	$42,235		$1,797		$6,622		$—		$50,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2017 and 2016:

	Quarters in Fiscal Year 2017
	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
	(in thousands)
Food and beverage sales	$124,419	$97,411	$98,255	$90,524
Entertainment and merchandise sales	135,917	109,724	110,633	102,005
Company venue sales	260,336	207,135	208,888	192,529
Franchise fees and royalties	4,623	4,649	4,459	4,152
Total revenues	$264,959	$211,784	$213,347	$196,681
Operating income (loss)	$44,659	$7,814	$1,138	$(5,721)
Income (loss) before income taxes	$27,598	$(9,247)	$(16,313)	$(23,263)
Net income (loss)	$17,220	$(5,930)	$(11,092)	$52,868

	Quarters in Fiscal Year 2016
	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
	(in thousands)
Food and beverage sales	$122,202	$97,404	$101,984	$93,469
Entertainment and merchandise sales	147,557	114,657	121,764	106,277
Company venue sales	269,759	212,061	223,748	199,746
Franchise fees and royalties	4,559	4,560	4,322	4,898
Total revenues	$274,318	$216,621	$228,070	$204,644
Operating income (loss)	$46,348	$3,627	$12,547	$(1,070)
Income (loss) before income taxes	$29,287	$(13,494)	$(4,690)	$(17,396)
Net income (loss)	$17,915	$(9,052)	$(2,404)	$(10,126)

Quarterly operating results are not necessarily representative of operations for a full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 31, 2017 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of four members, including our Chief Executive Officer, one partner of Apollo, one principal of Apollo and one additional member.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

Thomas Leverton	46	Chief Executive Officer and Director
J. Roger Cardinale	58	President
Dale R. Black	54	Executive Vice President and Chief Financial Officer
Lance A. Milken	42	Director
Michael Diverio	35	Director
Allen R. Weiss	63	Director

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

Lance A. Milken became a member of our Board in February 2014 in connection with the Merger. Mr. Milken is a partner of Apollo, having joined in 1998. Mr. Milken serves on the board of directors of Claire’s Stores Inc. and has previously served on the board of directors of CKE Restaurants, Inc. Mr. Milken is also a member of the Milken Institute and Brentwood School Board of Trustees. In light of our ownership structure and Mr. Milken’s extensive financial and business experience, including experience in financing, analyzing and investing in companies in the entertainment sector, the Board believes it is appropriate for Mr. Milken to serve as our director.

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

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com. The Audit Committee met four times in 2017.

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

The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee met twice in 2017.

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
PART III, ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 19, 2018, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On December 31, 2017, there were 200 shares of the Company’s common stock outstanding.

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
The service contract entered into between CareerBuilder Employment Screening Service, an affiliate of Apollo, and CEC in December 2017 was reviewed and approved under our policy.

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
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and January 1, 2017. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2017 and 2016 fiscal years:

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$585,000	$628,500
Audit-related Fees (2)	7,000	5,500
Tax fees (3)	—	—
All other fees (4)	2,000	2,000
Total	$594,000	$636,000
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

Dated: March 28, 2018	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Leverton	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2018
Thomas Leverton

/s/ Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2018
Dale R. Black

/s/ Laurie E. Priest	Vice President and Controller (Principal Accounting Officer)	March 28, 2018
Laurie E. Priest

*	Director	March 28, 2018
Lance A. Milken

*	Director	March 28, 2018
Michael Diverio

*	Director	March 28, 2018
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.	Executive Vice President, Chief Legal and Human Resources Officer	March 28, 2018
Rodolfo Rodriguez, Jr.

EXHIBIT INDEX

Exhibit Number	Description
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

4.5*	Third Supplemental Indenture, dated as of March 19, 2015, among CEC Entertainment, Inc., CEC Leaseholder, LLC and Wilmington Trust, National Association

4.6*	Fourth Supplemental Indenture, dated as of November 13, 2017, among CEC Entertainment., CEC Leaseholder #2, LLC and Wilmington Trust, National Association

4.7*	Fifth Supplemental Indenture, dated as of January 24, 2018, among CEC Entertainment, Inc., CEC Entertainment International, LLC and Wilmington Trust, National Association

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