Form 10-K/A
period 2017-12-31
CEC ENTERTAINMENT INC
filed 2018-04-30
CIK 813920

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 2, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant is held by non-affiliates.
As of March 19, 2018, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

Explanatory Note
CEC Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (the “Original Form 10-K”), in accordance with General Instruction G(3) to Form 10-K.
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
Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 1. “Business”, Part 1, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Original Form 10-K filed with the SEC on March 28, 2018, and include, among other things, statements relating to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of the Company’s Original Form 10-K filed with the SEC on March 28, 2018.
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
Summary Compensation Table
The Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers in Fiscal 2017 for services rendered in all capacities during Fiscal 2017, Fiscal 2016, and Fiscal 2015 (which consisted of 53 weeks):

Name and Principal Position	Year	Salary	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)
Thomas Leverton	2017	550,000	—	—	24,000	574,000
Chief Executive Officer	2016	550,000	—	477,400	24,000	1,051,400
	2015	550,000	—	266,750	170,474	987,224
J. Roger Cardinale	2017	485,000	—	—	18,000	503,000
President	2016	485,000	—	406,430	18,000	909,430
	2015	485,000	—	225,525	313,866	1,024,391
Dale Black (1)	2017	400,000	—	—	—	400,000
Chief Financial Officer	2016	400,000	—	320,160	70,893	791,053
	2015	30,769	333,563	14,923	—	379,255
__________________________

(1)	Mr. Black began his employment with CEC Entertainment in December 2015.

(2)
This column represents the grant date fair value, as computed in accordance with FASB ASC Topic 718, of awards of stock options granted to our named executive officers in Fiscal year 2015. For further discussion on the valuation assumptions used with respect to the stock option awards granted in 2015, refer to Note 14. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K. See “-Outstanding Equity Awards at 2017 Fiscal Year‑End” and “-Potential Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options; Option to Repurchase Stock,” below for more information about the terms of these equity awards.

(3)	See “-Narrative Disclosure To Summary Compensation Table - Non Equity Incentive Plan Compensation,” below for more information about the terms of these awards.
(4)See the table below for additional information about the compensation included under “All Other Compensation” for 2017, 2016 and 2015.

Name	Year	Car Allowance/Car Insurance	Moving Expense Reimbursement	Cash Dividends	Total
		($)	($)	($)	($)
Thomas Leverton	2017	24,000	—	—	24,000
	2016	24,000	—	—	24,000
	2015	24,000	—	146,474	170,474
J. Roger Cardinale	2017	18,000	—	—	18,000
	2016	18,000	—	—	18,000
	2015	18,000	—	295,866	313,866
Dale Black	2017	—	—	—	—
	2016	—	70,893	—	70,893
	2015	—	—	—	—

Narrative Disclosure to Summary Compensation Table
Employment Agreements with Named Executive Officers
On July 30, 2014, CEC Entertainment entered into employment agreements with Messrs. Leverton and Cardinale, and on November 20, 2015, the Company entered into an employment agreement with Mr. Black. Each of these agreements contains substantially similar terms and conditions of employment, including a five year term. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, and $400,000 for Mr. Black. The agreements also provide for maximum annual bonus opportunities equal to 150% of the named executives officer’s respective base salary. Finally, all of our named executive officers are entitled to receive, pursuant to the terms of their employment agreements, employee benefits provided to senior executives of the Company.
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
The awards of stock options to each of our named executive officers remain subject to certain service- and performance-based vesting criteria, and are eligible for accelerated vesting in the event of certain terminations of employment within a specified period following a sale of Parent. (See “-Potential Payments Upon Termination or Change in Control: Accelerated Vesting of Stock Options: Option to Repurchase Stock,” below.) The award of restricted shares granted to Mr. Leverton vested in full on March 10, 2015.
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
Non-Equity Incentive Plan Compensation
For 2017, the Compensation Committee determined that growth in comparable venue sales, revenues, free cash flow, and pro forma Adjusted EBITDA (as defined in the Incentive Bonus Plan, referred to herein as “Adjusted EBITDA”) were appropriate quantitative measures of CEC Entertainment’s performance for purposes of determining the incentive compensation to be awarded to each of our named executive officers under the 2017 Incentive Bonus Plan (the “Incentive Bonus Plan”). The Compensation Committee also determined that the Incentive Bonus Plan should have a discretionary component to reward individual performance. In no event would a cash bonus be paid under the Incentive Bonus Plan with respect to any given performance measure unless certain minimum targets for the fiscal year as predetermined by the Compensation Committee were attained.

For 2017, the actual bonus that could have been earned by an eligible employee was equal to the employee’s gross base earnings for the year (which was equal to the gross salary paid to the employee during fiscal year 2017), multiplied by his or her target bonus percentage, multiplied by the sum of the multipliers for each of the following five measurable components of the Incentive Bonus Plan, each measured for the Company: (i) Adjusted EBITDA, (ii) free cash flow, (iii) comparable venue sales change, (iv) revenues, and (v) a discretionary portion that is based on the employee’s individual performance. These five components were weighted as follows:

Metric	Total Bonus %
Adjusted EBITDA	40%
Free cash flow (1)	20%
Comparable venue sales change	10%
Revenues	10%
Discretionary	20%
Total	100%
_______________

(1)	Free cash flow represents Adjusted EBITDA less total capital expenditures.
For 2017, the Compensation Committee set the target, minimum, and maximum levels for payout eligibility under each of the quantitative components of the Incentive Bonus Plan as follows (all dollar figures are in millions):

Metric	Minimum (1)	Target	Maximum (2)

Adjusted EBITDA	$213.5	$225.2	$234.4
Free cash flow	$108.9	$120.6	$129.8
Comparable venue sales change	0.6%	3.8%	5.5%
Revenues	$944.3	$971.9	$978.9
_______________

(1)	If the minimum quantitative component of each Incentive Bonus Plan were achieved, the bonus payout, as a percentage of target, would be 10%.

(2)	The maximum bonus payout on the quantitative components of the Incentive Bonus Plan, as a percentage of target, is 150%.
If the actual quantitative component achieved was either (i) greater than such component’s minimum level but less than its target level or (ii) greater than such component’s target level but less than its maximum level, then the portion of the bonus payable in respect of such component would be calculated based on a linear interpolation.
Actual CEC Entertainment performance on each of the four quantitative measures considered for determination of payment eligibility in the Incentive Bonus Plan was as follows:

Metric	2017 Actuals
($ in millions)
Adjusted EBITDA	$187.4
Free cash flow	$93.3
Comparable venue sales change	(4.8)%
Revenues	$893.4
The Company’s Adjusted EBITDA, free cash flow, revenues and comparable venue sales of $187.4 million, $93.3 million, $893.4 million, and (4.8)%, respectively, resulted in no payout of the target for any of the Company performance components under the Incentive Bonus Plan.
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
Assuming a 100% award of the discretionary portion of the bonus, the maximum payout that an eligible employee could receive would be 20% of the employee’s target bonus.
These calculations are set forth in the following table:

		2017 Payout
Metric	% Weighting	Bonus as a % of Target	% of Base
Adjusted EBITDA	40%	—%	—%
Free cash flow	20%	—%	—%
Comparable venue sales change	10%	—%	—%
Revenue	10%	—%	—%
Discretionary	20%	100%	20%
Total	100%		20%
Based on these calculations, our named executive officers received no bonuses under the Incentive Bonus Plan for Fiscal 2017.
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
Outstanding Equity Awards at 2017 Fiscal Year-End
The following table provides information on stock option awards held by our named executive officers as of December 31, 2017, the last day of our 2017 fiscal year (as of December 31, 2017, all restricted shares previously held by our named executive officers had vested). Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option award grant date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unexercised Unearned Options (#) (1)	Options Exercise Price ($) (2)	Option Expiration Date
Thomas Leverton	116,175	77,450	387,520	8.03	02/14/2024
J. Roger Cardinale	77,450	51,633	258,166	8.03	02/14/2024
Dale Black	14,074	56,298	140,744	11.36	11/20/2025
___________________________

(1)
Under the Queso Holdings Inc. Equity Incentive Plan Stock Option Agreement (the “Option Agreement”), which each named executive officer signed as a condition of receiving option grants from Parent, each of our named executive officers was awarded three tranches of stock options (with each of Tranche A, Tranche B, and Tranche C equal to 1/3 of the total grant). As to Messrs. Leverton and Cardinale, Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. Mr. Black’s Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2016. Tranche B stock options vest and become exercisable if AP VIII CEC Holdings, L.P. (f/k/a AP VIII Queso Holdings, L.P.), an affiliate of our sponsor, and its affiliates realize a compounded annual internal rate of return (“Investor IRR”) of at least 20% and a multiple on invested capital (“MOIC”) of at least 2.0x (with such Investor IRR and MOIC to be calculated in accordance with the methodology set forth in the Equity Incentive Plan). Tranche C stock options vest and become exercisable if AP VIII CEC Holdings, L.P., an affiliate of our sponsor, and its affiliates realize an Investor IRR of at least 25% and an MOIC of at least 3.0x. For a description of the treatment of the stock option in the event of an initial public offering or change in control, please see the description below under the heading “- Potential Payments Upon Termination or Change in Control - Accelerated Vesting of Stock Options; Option to Repurchase Stock.” As of the same date, none of our named executive officers’ Tranche B and C stock options had vested.
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
Accelerated Vesting of Stock Options; Option to Repurchase Stock
The Option Agreements signed by Messrs. Leverton and Cardinale provide that any Tranche A stock options that have not vested at the time of a termination of employment for any reason other than certain qualifying terminations of employment that occur within 6 months following a change in control will be canceled for no consideration. In the event of a change in control, however, any unvested Tranche A stock options are to be canceled and converted into a right to receive an amount of cash equal to the aggregate spread value of such unvested stock options at the time of the transaction (the “Converted Award”), which amount shall be contributed to a rabbi trust and is payable on the six-month anniversary of the change in control (or, if earlier, the original scheduled vesting date), as long as the named executive officer is still employed at that time. If the employment of Mr. Leverton or Mr. Cardinale, as applicable, is terminated without “cause” or by the executive for “good reason” (as each such term is defined in such executive’s employment agreement) before the six-month anniversary of the change in control, however, any then-outstanding portion of the Converted Award shall be released from the rabbi trust and paid within 10 days following such termination of employment.
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
The Option Agreements for all of our named executive officers provide that any Tranche B and Tranche C stock options that have not vested prior to, or become vested, at the time of a change in control are to be canceled as of that date for no consideration.
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
As of December 31, 2017, 60% of the Tranche A stock options granted to Messrs. Leverton and Cardinale, and 20% of the Tranche A stock options granted to Mr. Black, had vested, so in the event of their termination as of that date for any reason (other than a termination for cause) and absent a change in control, these vested stock options would be available for exercise. Under the Option Agreement, such stock options remain exercisable as follows: (a) in the event of death or disability of the named executive officer, by the earlier of (1) one year following such termination and (2) the expiration of the option term; and (b) for all other terminations, by the earlier of (1) 90 days following such termination and (2) the expiration of the option term.
If, in connection with a change in control, any of our named executive officer’s employment had been terminated by the Company without cause as of December 31, 2017 (or, in the case of Messrs. Leverton and Cardinale only, as a result of a resignation for good reason), the executive’s Tranche A stock options would have vested in full.

In summary, therefore, assuming a severance-eligible termination as of December 31, 2017, each of our named executives would have been entitled to the following:

Name	Resignation with Good Reason	Termination Without Cause	Terminated Without Cause or Resignation with Good Reason Following a Change in Control
	($)	($)	($)
Thomas Leverton:
• Salary	550,000	550,000	550,000
• Non-Equity Incentive Plan Compensation	—	—	—
• Accelerated payment of the Converted Award (1)	—	—	504,200
Totals	550,000	550,000	1,054,200

J. Roger Cardinale
• Salary	485,000	485,000	485,000
• Non-Equity Incentive Plan Compensation	—	—	—
• Accelerated payment of the Converted Award (1)	—	—	336,131
Totals	485,000	485,000	821,131

Dale R. Black
• Salary	400,000	400,000	400,000
• Non-Equity Incentive Plan Compensation	—	—	—
• Accelerated vesting of unvested Tranche A stock options (without cause termination only) (2)	—	—	179,028
Totals	400,000	400,000	579,028
________________________

(1)
Subject to the continued employment of Messrs. Leverton and Cardinale, as applicable, any portion of the Converted Awarded (i.e., the spread value of Tranche A stock options in a change in control) is payable on the six-month anniversary of such transaction. If, however, the employment of Mr. Leverton or Mr. Cardinale, as applicable, is terminated without cause or due to a resignation with good reason prior to such date, such named executive officer would be eligible to accelerated payment of the Converted Award. For purposes of this disclosure, none of the Tranche B or Tranche C stock options held by Mr. Black are deemed to have vested as a result of the change in control.

(2)
Subject to Mr. Black’s continued employment, all unvested Tranche A stock options of Mr. Black will vest in full on the first anniversary of a change in control. If Mr. Black’s employment is terminated without cause prior to such date, he would be eligible to accelerated vesting of his Tranche A stock options. For purposes of this disclosure, none of the Tranche B or Tranche C stock options held by Mr. Black are deemed to have vested as a result of the change in control.

DIRECTOR COMPENSATION
We compensate Allen Weiss for his services on our board of directors with an annual retainer fee of $100,000. All other members of our board of directors receive no compensation. We reimburse our directors for travel expenses to and from our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors.
The following table sets forth information concerning fees and other amounts earned or paid to each non-employee director of the Company during fiscal 2017:
Director Compensation for Fiscal 2017

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(4)	($)	($)	($)	($)
Lance A. Milken (2)	—	—	—	—	—
Michael Diverio (2)	—	—	—	—	—
Daniel E. Flesh (3)	—	—	—	—	—
Allen R. Weiss (2)	100,000	—	—	—	100,000
____________________

(1)	Mr. Leverton has been excluded from this table because his compensation is fully reflected in the Summary Compensation Table for executive officers.

(2)
During Fiscal 2017, Messrs. Milken and Diverio were both employees of Apollo and were not awarded any compensation for their board of directors and committee service. The Company is only compensating Mr. Weiss, the sole independent director of the board of directors, for his board of directors and committee service.

(3)
Mr. Flesh, who resigned as a director effective January 27, 2017, was an employee of Apollo through the date of his resignation and was therefore not awarded any compensation for his Board of Directors and committee service.

(4)	This column reports the amount of cash compensation earned in 2017 for Board of Directors and committee service.
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

Dated: April 30, 2018	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, among Queso Holdings Inc., Q Merger Sub Inc., and CEC Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

3.1
Third Restated Articles of Incorporation of CEC Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

3.2
Second Amended and Restated Bylaws of CEC Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)-

4.1
Indenture, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)
.

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 5, 2015)

4.5
Third Supplemental Indenture, dated as of March 19, 2015, among CEC Entertainment, Inc., CEC Leaseholder, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

4.6
Fourth Supplemental Indenture, dated as of November 13, 2017, among CEC Entertainment., CEC Leaseholder #2, LLC and Wilmington Trust, National Association(incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

4.7
Fifth Supplemental Indenture, dated as of January 24, 2018, among CEC Entertainment, Inc., CEC Entertainment International, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Employment Agreement, dated as of July 30, 2014, between the Company and Randy Forsythe (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.8
Employment Agreement, dated as of October 9, 2014, between the Company and Temple Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.9
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.11
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.12
Employment Term Sheet, dated as of December 17, 2014 between the Company and Michael Hartman (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

10.13
Employment Agreement, dated as of November 20, 2015, between the Company and Dale R. Black (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

24.1	Power of attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.1INS to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.1SCH to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.1CAL to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.1DEF to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.1LAB to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.1PRE to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

__________________
*    Filed herewith.