Form 10-Q
period 2018-04-01
CEC ENTERTAINMENT INC
filed 2018-05-09
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$98,686	$67,200
Restricted cash	86	112
Accounts receivable	17,140	20,061
Income taxes receivable	6,557	10,960
Inventories	21,197	22,000
Prepaid expenses	24,908	20,398
Total current assets	168,574	140,731
Property and equipment, net	561,241	570,021
Goodwill	484,438	484,438
Intangible assets, net	479,504	480,377
Other noncurrent assets	18,650	19,477
Total assets	$1,712,407	$1,695,044
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Capital lease obligations, current portion	608	596
Accounts payable	35,770	31,374
Accrued expenses	38,382	36,616
Unearned revenues	24,955	21,050
Accrued interest	3,292	8,277
Other current liabilities	4,887	4,776
Total current liabilities	115,494	110,289
Capital lease obligations, less current portion	12,852	13,010
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	964,449	965,213
Deferred tax liability	113,572	114,186
Accrued insurance	8,588	8,311
Other noncurrent liabilities	222,860	221,887
Total liabilities	1,437,815	1,432,896
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of April 1, 2018 and December 31, 2017	—	—
Capital in excess of par value	359,300	359,233
Accumulated deficit	(82,976)	(95,199)
Accumulated other comprehensive loss	(1,732)	(1,886)
Total stockholder’s equity	274,592	262,148
Total liabilities and stockholder’s equity	$1,712,407	$1,695,044

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
REVENUES:
Food and beverage sales	$118,377	$124,419
Entertainment and merchandise sales	131,117	135,917
Total company venue sales	249,494	260,336
Franchise fees and royalties	5,410	4,623
Total revenues	254,904	264,959
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	27,360	28,218
Cost of entertainment and merchandise	9,382	8,487
Total cost of food, beverage, entertainment and merchandise	36,742	36,705
Labor expenses	67,349	66,388
Rent expense	24,049	23,319
Other venue operating expenses	38,062	36,750
Total company venue operating costs	166,202	163,162
Other costs and expenses:
Advertising expense	13,974	13,382
General and administrative expenses	12,909	15,371
Depreciation and amortization	26,572	28,305
Transaction, severance and related litigation costs	534	80
Total operating costs and expenses	220,191	220,300
Operating income	34,713	44,659
Interest expense	18,557	17,061
Income before income taxes	16,156	27,598
Income tax expense	3,933	10,378
Net income	$12,223	$17,220

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net income	$12,223	$17,220
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	154	119
Comprehensive income	$12,377	$17,339

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,223	$17,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,572	28,305
Deferred income taxes	(672)	(861)
Stock-based compensation expense	64	151
Amortization of lease related liabilities	(211)	(139)
Amortization of original issue discount and deferred debt financing costs	1,137	1,137
Loss on asset disposals, net	1,237	1,755
Non-cash rent expense	1,181	832
Other adjustments	(26)	1
Changes in operating assets and liabilities:
Accounts receivable	3,071	3,942
Inventories	(1,641)	(7,624)
Prepaid expenses	442	(1,316)
Accounts payable	2,195	8,821
Accrued expenses	1,916	(2,050)
Unearned revenues	3,908	3,895
Accrued interest	(5,010)	(5,079)
Income taxes (receivable) payable	4,426	9,429
Deferred landlord contributions	1,752	384
Net cash provided by operating activities	52,564	58,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,060)	(22,793)
Development of internal use software	(515)	(1,129)
Proceeds from sale of property and equipment	158	105
Net cash used in investing activities	(18,417)	(23,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(1,900)	(1,900)
Repayments on note payable	—	(13)
Payments on capital lease obligations	(145)	(106)
Payments on sale leaseback obligations	(688)	(570)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	—	1,447
Net cash used in financing activities	(2,733)	(1,142)
Effect of foreign exchange rate changes on cash	46	67
Change in cash, cash equivalents and restricted cash	31,460	33,911
Cash, cash equivalents and restricted cash at beginning of period	67,312	61,291
Cash, cash equivalents and restricted cash at end of period	$98,772	$95,202

	Three Months Ended
	April 1, 2018	April 2, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,546	$21,097
Income taxes paid, net	$180	$1,809
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$634	$1,805

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment venues in a total of 47 states and 14 foreign countries and territories. Our venues provide our guests with a variety of family entertainment and dining alternatives. All of our venues utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with a mix of food, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our venues. Therefore, we aggregate each venue’s operating performance into one reportable segment for financial reporting purposes.
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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $0.7 million for both the three months ended April 1, 2018 and April 2, 2017, respectively. Our contributions to the Association Funds are eliminated in consolidation. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606), with several subsequent updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and is effective for us beginning January 1, 2018. For further details regarding the impact of this new guidance on our accounting treatment for contributions to our advertising, entertainment and media funds from our franchisees see “Recently Issued Accounting Guidance - Accounting Guidance Adopted - (ii) ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” below and Note 2. “Revenue”.
We reclassified $1.9 million million of depreciation and amortization in our Consolidated Statements of Earnings for the three months ended April 2, 2017 from “General and administrative expenses” to “Depreciation and amortization”, and we reclassified “Depreciation and amortization” of $26.4 million million for the three months ended April 2, 2017 in our Consolidated Statements of Earnings from “Company venue operating costs” to “Other costs and expenses” to conform to the current period’s presentation. Additionally, as a result of the adoption of the new accounting standard associated with clarifying presentation and classification in the statement of cash flows, certain reclassifications have been made in our Consolidated Statements of Cash Flows to conform with the current period presentation. For further details regarding the impact of this new accounting standard on our Consolidated Statement of Cash Flows, see “Recently Issued Accounting Guidance - Accounting Guidance Adopted - (iii) ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash” below.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three months ended April 1, 2018 and April 2, 2017 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018.
Recently Issued Accounting Guidance
Accounting Guidance Adopted:
Effective January 1, 2018, we adopted the following Accounting Standards Updates:
(i) ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities—Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in ASU 2014-09 Revenue From Contracts With Customers (Topic 606). Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
(ii) ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. We adopted the guidance in this amendment on January 1, 2018 using the modified retrospective method. Under the modified retrospective method results for reporting periods beginning on or after January 1, 2018 are presented under the revenue guidance in this amendment, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment. The cumulative impact of adopting this amendment was not material, and as such we did not record an adjustment to our opening accumulated deficit in our Consolidated Balance Sheet as of January 1, 2018. For further details, see Note 2. “Revenue”.
(iii) ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, as a result of the adoption of these amendments, we reclassified $0.1 million of restricted cash into cash, cash equivalents and restricted cash as of April 2, 2017 for a total balance of $95.2 million, which resulted in a reduction in net cash provided by operating activities of less than $0.1 million in the Consolidated Statement of Cash Flow for the three months ended April 2, 2017. The adoption of these amendments did not impact net cash used in investing and financing activities for both the three months ended April 1, 2018 and April 2, 2017.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The adoption of these amendments also requires us to reconcile our cash balance on our Consolidated Statements of Cash Flow to the cash balance on our Consolidated Balance Sheets, as well as make disclosures about the nature of restricted cash balances. A reconciliation of “Cash and cash equivalents” and “Restricted cash” as presented in our Consolidated Balance Sheets for the periods presented and “Cash, cash equivalents and restricted cash” as presented in our Consolidated Statements of Cash Flows for the three months ended April 1, 2018 and the three months ended April 2, 2017 is as follows:

	April 1, 2018	December 31, 2017	April 2, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$98,686	$67,200	$94,926	$61,023
Restricted cash	86	112	276	268
Cash, cash equivalents and restricted cash	$98,772	$67,312	$95,202	$61,291
__________________

(1)
Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs (see Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of the Association Funds).

(iv) ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on a prospective basis. This amendment eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amendment is applicable for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2020, with earlier adoption permitted. We early adopted this amendment on January 1, 2018. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. This ASU will be effective for us for annual and interim periods beginning on December 31, 2019. Early adoption of this standard is permitted and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate as a result of TCJA is recognized. We do not expect the adoption of this ASU to have a material impact on our results of operations, financial position and cash flows.
2. Revenue:
Food, beverage and merchandise revenues from company-operated venue activities are recognized when sold. Our entertainment revenue includes customer purchases of game play credits on Play Pass game cards which allow our customers to play the games in our venues. We recognize a liability for the estimated amount of unused game play credits, which we believe our customers will redeem or utilize in the future based on credits remaining on Play Pass cards and utilization patterns.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On January 1, 2018 we adopted the revenue guidance set forth in ASU 2016-10. Under the new guidance, there is a five-step model to apply to revenue recognition. The five-steps consist of: (i) the determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (ii) the identification of the performance obligations in the contract; (iii) the determination of the transaction price; (iv) the allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the performance obligation is satisfied.
This new guidance requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the related franchise agreement or the renewal period. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all of our material obligations and initial services. Additionally, our national advertising fund receipts from members of the Association are now accounted for on a gross basis as “Franchise fees and royalties”, when historically they have been netted against “Advertising expense”. Revenue related to advertising contributions from our franchisees was $1.0 million in the three months ended April 1, 2018, and is recorded in “Franchise fees and royalties” in our Consolidated Statement of Earnings. Continuing franchise royalties and other miscellaneous sales are recognized in the period earned.
The new revenue guidance adopted on January 1, 2018 did not have an impact on our recognition of revenue related to franchise royalties or on revenue from Company-operated venues.
Liabilities relating to our Play Pass game cards, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the three months ended April 1, 2018:

	Balance at			Balance at
	January 1, 2018	Revenue Deferred	Revenue Recognized	April 1, 2018
	(in thousands)
PlayPass related liability	$12,035	$21,393	$(18,162)	$15,266
Gift card related liability	3,868	1,463	(2,037)	3,294
Unearned franchise and development fees	4,274	958	(10)	5,222
Other unearned revenues	873	8,044	(7,744)	1,173
Total unearned revenue	$21,050	$31,858	$(27,953)	$24,955
3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at April 1, 2018:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(7,666)	7,214
Franchise agreements	25	53,300	(7,710)	45,590
		$494,880	$(15,376)	$479,504
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

Amortization expense related to favorable lease agreements was $0.4 million for both the three months ended April 1, 2018 and April 2, 2017 and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended April 1, 2018 and April 2, 2017 and is included in “Depreciation and amortization” in our Consolidated St

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

atements of Earnings.
4. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	April 1, 2018	December 31, 2017
	(in thousands)
Trade and other amounts payable	$24,871	$20,492
Book overdraft	10,899	10,882
Accounts payable	$35,770	$31,374

The book overdraft balance represents checks issued but not yet presented to banks.

5. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	April 1, 2018	December 31, 2017
	(in thousands)
Term loan facility	$729,600	$731,500
Senior notes	255,000	255,000
Total debt outstanding	984,600	986,500
Less:
Unamortized original issue discount	(1,559)	(1,694)
Deferred financing costs, net	(10,992)	(11,993)
Current portion	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$964,449	$965,213
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. As of April 1, 2018 and December 31, 2017, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of April 1, 2018 and December 31, 2017.
On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020.  In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving credit facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have positive excess cash flow (as defined in the Credit Facilities), we will make one or more optional prepayments of term loans to the extent required such that the amount of such optional prepayments, together with the mandatory excess cash flow prepayment of term loans required under the secured credit facilities in respect of such fiscal year, shall equal at least 75% of the Company’s excess cash flow for such fiscal year (subject to step-downs based on our net first lien senior secured leverage ratio, and subject to a certain excess cash flow threshold amount) and (b) we shall not incur additional first lien debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. Other revolving credit facility lenders who have not entered into the incremental assumption agreement have until 5:00 p.m. New York time on May 11, 2018 to elect to extend the maturity of their revolving credit facility c

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ommitments. The maturity date of any amount of the revolving credit facility that is not extended will remain February 14, 2019. The effectiveness of the incremental assumption agreement is subject to customary closing conditions.
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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped down to 3.0%. Effective November 16, 2017, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility returned to their previous level of 3.25%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
During the three months ended April 1, 2018, the federal funds rate ranged from 1.34% to 1.68%, the prime rate ranged from 4.50% to 4.75% and the one-month LIBOR ranged from 1.55% to 1.89% .
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 5.5% and 4.6% for the three months ended April 1, 2018 and April 2, 2017, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
The secured credit facilities also contain customary affirmative and negative covenants, and events of default, which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements..
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We paid $6.4 million in debt issuance costs related to the senior notes, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the senior notes and are included in “Interest expense” in our Consolidated Statements of Earnings.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the both three months ended April 1, 2018 and April 2, 2017, which included amortization of deferred financing costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Term loan facility (1)	$9,119	$7,608
Senior notes	5,082	5,083
Capital lease obligations	428	417
Sale leaseback obligations	2,630	2,638
Amortization of deferred financing costs	1,001	1,001
Other	297	314
Total interest expense	$18,557	$17,061
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.2% for the three months ended April 1, 2018 and 5.5% for the three months ended April 2, 2017, respectively.
We were in compliance with the debt covenants in effect as of April 1, 2018 for both the secured credit facilities and the senior notes.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information on our financial instruments as of the periods presented:

	April 1, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$6,878	$7,600	$7,220
Long-term portion (2)	975,441	889,430	977,206	937,662
Bank indebtedness and other long-term debt:	$983,041	$896,308	$984,806	$944,882
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
During the three months ended April 1, 2018 and April 2, 2017, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
7. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	April 1, 2018	December 31, 2017
	(in thousands)
Sale leaseback obligations, less current portion	$177,133	$177,933
Deferred rent liability	28,814	27,951
Deferred landlord contributions	7,711	6,282
Long-term portion of unfavorable leases	5,005	5,453
Other	4,197	4,268
Total other noncurrent liabilities	$222,860	$221,887

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands, except %)
Federal and state income taxes	$3,535	$10,098
Foreign income taxes (1)	398	280
Income tax expense	$3,933	$10,378
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rate for the three months ended April 1, 2018 was 24.3% as compared to 37.6% for the three months ended April 2, 2017. Our effective income tax rate for the three months ended April 1, 2018 was impacted by the reduction in the U.S. federal statutory corporate tax rate from 35% to 21% resulting from the the TCJA signed into law on December 22, 2017. Our effective income tax rate for the three months ended April 1, 2018 differs from the statutory tax rate primarily due to state income taxes, the favorable impact of employment-related federal income tax credits, a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary partially offset by the negative impact of nondeductible litigation costs related to the Merger. Our effective income tax rate for the three months ended April 2, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits.
The TCJA’s reduction in the U.S. corporate tax rate from 35% to 21% (effective for Fiscal 2018) and increased allowance for bonus depreciation will have a favorable impact on our future after tax net income and cash flows. While we were able to make provisional estimates for the impact of the TJCA, the actual results may differ from these estimates, due to, among other things, changes in our interpretations and assumptions relating to the changes made by the TCJA and additional guidance that is anticipated to be issued by the U.S. Treasury and Internal Revenue Service including (i) the newly enacted increase in bonus depreciation for qualifying assets acquired and placed in service after September 27, 2017, (ii) the expansion of the limitation under Section 162(m) relating to the deductibility of executive compensation in excess of $1.0 million, and (iii) the one-time transition tax, net of foreign tax credits and operating losses, on earnings of foreign subsidiaries that were previously deferred from U.S. tax.
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
Our liability for uncertain tax positions (excluding interest and penalties) was $3.9 million as of April 1, 2018 and December 31, 2017 and if recognized would decrease our provision for income taxes by $2.6 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.0 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of April 1, 2018 and December 31, 2017 was $1.0 million. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
9. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of April 1, 2018 and the activity for the three months ended April 1, 2018 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 31, 2017	2,349,288	$9.00
Options Granted	112,769	$13.73
Options Exercised	(7,745)	$9.96
Options Forfeited	(125,207)	$9.63
Outstanding stock options, April 1, 2018	2,329,105	$9.18	6.5	$6,909
Stock options expected to vest, April 1, 2018	1,613,199	$9.41	6.6	$4,418
Exercisable stock options, April 1, 2018	536,662	$8.42	6.1	$2,000

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of April 1, 2018, we had $1.7 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 0.9 years.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Stock-based compensation costs	$67	$154
Portion capitalized as property and equipment (1)	(3)	(3)
Stock-based compensation expense recognized	$64	$151
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

10. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the three months ended April 1, 2018:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net income	—	—	—	12,223	—	12,223
Other comprehensive income	—	—	—	—	154	154
Stock-based compensation costs	—	—	67	—	—	67
Balance April 1, 2018	200	$—	$359,300	$(82,976)	$(1,732)	$274,592

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. (the “Issuer”) merged with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries, which we refer to as the “Merger”. The senior notes issued by the Issuer, in conjunction with the Merger, are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of April 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$96,692	$870	$1,124	$—	$98,686
Restricted cash	—	—	86	—	86
Accounts receivable	19,888	2,956	5,495	(4,642)	23,697
Inventories	16,467	4,430	300	—	21,197
Prepaid expenses	13,656	9,879	1,373	—	24,908
Total current assets	146,703	18,135	8,378	(4,642)	168,574
Property and equipment, net	483,836	70,659	6,746	—	561,241
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	16,202	463,302	—	—	479,504
Intercompany	73,250	—	—	(73,250)	—
Investment in subsidiaries	471,726	—	—	(471,726)	—
Other noncurrent assets	8,060	10,446	144	—	18,650
Total assets	$1,632,801	$613,956	$15,268	$(549,618)	$1,712,407
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	598	—	10	—	608
Accounts payable and accrued expenses	51,888	44,148	6,363	—	102,399
Other current liabilities	4,376	511	—	—	4,887
Total current liabilities	64,462	44,659	6,373	—	115,494
Capital lease obligations, less current portion	12,802	—	50	—	12,852
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	964,449	—	—	—	964,449
Deferred tax liability	100,303	14,789	(1,520)	—	113,572
Intercompany	—	53,837	24,055	(77,892)	—
Other noncurrent liabilities	216,193	14,787	468	—	231,448
Total liabilities	1,358,209	128,072	29,426	(77,892)	1,437,815
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,300	466,114	3,241	(469,355)	359,300
Retained earnings (deficit)	(82,976)	19,770	(15,667)	(4,103)	(82,976)
Accumulated other comprehensive income (loss)	(1,732)	—	(1,732)	1,732	(1,732)
Total stockholder's equity	274,592	485,884	(14,158)	(471,726)	274,592
Total liabilities and stockholder's equity	$1,632,801	$613,956	$15,268	$(549,618)	$1,712,407

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$59,948	$410	$6,842	$—	$67,200
Restricted cash	—	—	112	—	112
Accounts receivable	27,098	3,283	2,563	(1,923)	31,021
Inventories	17,104	4,614	282	—	22,000
Prepaid expenses	13,766	5,549	1,083	—	20,398
Total current assets	117,916	13,856	10,882	(1,923)	140,731
Property and equipment, net	496,725	66,669	6,627	—	570,021
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	16,764	463,613	—	—	480,377
Intercompany	90,937	10,770	—	(101,707)	—
Investment in subsidiaries	462,873	—	—	(462,873)	—
Other noncurrent assets	7,913	11,359	205	—	19,477
Total assets	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	586	—	10	—	596
Accounts payable and accrued expenses	58,014	35,134	4,169	—	97,317
Other current liabilities	4,265	511	—	—	4,776
Total current liabilities	70,465	35,645	4,179	—	110,289
Capital lease obligations, less current portion	12,956	—	54	—	13,010
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	965,213	—	—	—	965,213
Deferred tax liability	99,083	16,697	(1,594)	—	114,186
Intercompany	—	75,052	28,578	(103,630)	—
Other noncurrent liabilities	216,287	13,465	446	—	230,198
Total liabilities	1,364,004	140,859	31,663	(103,630)	1,432,896
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,233	466,114	3,241	(469,355)	359,233
Retained earnings (deficit)	(95,199)	10,708	(15,304)	4,596	(95,199)
Accumulated other comprehensive income (loss)	(1,886)	—	(1,886)	1,886	(1,886)
Total stockholder's equity	262,148	476,822	(13,949)	(462,873)	262,148
Total liabilities and stockholder's equity	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$102,648	$13,958	$1,771	$—	$118,377
Entertainment and merchandise sales	115,275	12,727	3,115	—	131,117
Total company venue sales	217,923	26,685	4,886	—	249,494
Franchise fees and royalties	572	4,143	695	—	5,410
International Association assessments and other fees	341	9,038	10,562	(19,941)	—
Total revenues	218,836	39,866	16,143	(19,941)	254,904
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	22,884	3,891	585	—	27,360
Cost of entertainment and merchandise	8,766	446	170	—	9,382
Total cost of food, beverage, entertainment and merchandise	31,650	4,337	755	—	36,742
Labor expenses	60,829	5,095	1,425	—	67,349
Rent expense	21,797	1,689	563	—	24,049
Other venue operating expenses	42,908	3,590	969	(9,405)	38,062
Total company venue operating costs	157,184	14,711	3,712	(9,405)	166,202
Advertising expense	10,985	1,941	11,584	(10,536)	13,974
General and administrative expenses	4,195	8,168	546	—	12,909
Depreciation and amortization	23,377	2,732	463	—	26,572
Transaction, severance and related litigation costs	313	221	—	—	534
Total operating costs and expenses	196,054	27,773	16,305	(19,941)	220,191
Operating income (loss)	22,782	12,093	(162)	—	34,713
Equity in earnings (loss) in affiliates	8,645	—	—	(8,645)	—
Interest expense	17,528	844	185	—	18,557
Income (loss) before income taxes	13,899	11,249	(347)	(8,645)	16,156
Income tax expense	1,676	2,186	71	—	3,933
Net income (loss)	$12,223	$9,063	$(418)	$(8,645)	$12,223

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	154	—	154	(154)	154
Comprehensive income (loss)	$12,377	$9,063	$(264)	$(8,799)	$12,377

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$108,190	$14,402	$1,827	$—	$124,419
Entertainment and merchandise sales	118,788	14,112	3,017	—	135,917
Total company venue sales	226,978	28,514	4,844	—	260,336
Franchise fees and royalties	441	4,182	—	—	4,623
International Association assessments and other fees	314	10,544	10,509	(21,367)	—
Total revenues	227,733	43,240	15,353	(21,367)	264,959
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	23,996	3,688	534	—	28,218
Cost of entertainment and merchandise	7,901	415	171	—	8,487
Total cost of food, beverage, entertainment and merchandise	31,897	4,103	705	—	36,705
Labor expenses	60,183	4,839	1,366	—	66,388
Rent expense	21,279	1,501	539	—	23,319
Other venue operating expenses	43,016	3,287	1,305	(10,858)	36,750
Total company venue operating costs	156,375	13,730	3,915	(10,858)	163,162
Advertising expense	10,936	1,846	11,109	(10,509)	13,382
General and administrative expenses	5,317	9,882	172	—	15,371
Depreciation and amortization	25,744	2,072	489	—	28,305
Transaction, severance and related litigation costs	80	—	—	—	80
Total operating costs and expenses	198,452	27,530	15,685	(21,367)	220,300
Operating income (loss)	29,281	15,710	(332)	—	44,659
Equity in earnings (loss) in affiliates	10,654	—	—	(10,654)	—
Interest expense	15,907	1,017	137	—	17,061
Income (loss) before income taxes	24,028	14,693	(469)	(10,654)	27,598
Income tax expense (benefit)	6,808	3,711	(141)	—	10,378
Net income (loss)	$17,220	$10,982	$(328)	$(10,654)	$17,220

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	119	—	119	(119)	119
Comprehensive income (loss)	$17,339	$10,982	$(209)	$(10,773)	$17,339

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:	$38,848	$18,807	$(5,091)	$—	$52,564

Cash flows from investing activities:
Purchases of property and equipment	(9,502)	(7,868)	(690)	—	(18,060)
Development of internal use software	(622)	107	—	—	(515)
Proceeds from sale of property and equipment	316	(158)	—	—	158
Cash flows provided by (used in) investing activities	(9,808)	(7,919)	(690)	—	(18,417)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	—	(1,900)
Repayments on note payable	—		—	—	—
Proceeds from sale-leaseback transaction	—	—	—	—	—
Payments on capital lease obligations	(143)	—	(2)	—	(145)
Payments on sale leaseback transactions	(688)	—	—	—	(688)
Return of capital	—	—	—	—	—
Cash flows provided by (used in) financing activities	(2,731)	—	(2)	—	(2,733)
Effect of foreign exchange rate changes on cash	—	—	46	—	46
Change in cash, cash equivalents and restricted cash	26,309	10,888	(5,737)	—	31,460
Cash, cash equivalents and restricted cash at beginning of period	59,948	410	6,954	—	67,312
Cash, cash equivalents and restricted cash at end of period	$86,257	$11,298	$1,217	$—	$98,772

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 2, 2017
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$47,762		$10,342		$699		$—		$58,803

Cash flows from investing activities:
Purchases of property and equipment	(14,624)		(7,639)		(530)		—		(22,793)
Development of internal use software	—		(1,129)		—		—		(1,129)
Proceeds from the sale of property and equipment	105		—		—		—		105
Cash flows provided by (used in) investing activities	(14,519)	—	(8,768)	—	(530)	—	—	—	(23,817)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)		—		—		—		(1,900)
Repayments on note payable	—		(13)		—		—		(13)
Payments on capital lease obligations	(104)		—		(2)		—		(106)
Payments on sale leaseback transactions	(570)		—		—		—		(570)
Return of capital	1,447		—		—		—		1,447
Cash flows provided by (used in) financing activities	(1,127)	—	(13)	—	(2)	—	—	—	(1,142)
Effect of foreign exchange rate changes on cash	—		—		67		—		67
Change in cash, cash equivalents and restricted cash	32,116	—	1,561	—	234	—	—	—	33,911
Cash, cash equivalents and restricted cash at beginning of period	53,088		1,158		7,045		—		61,291
Cash, cash equivalents and restricted cash at end of period	$85,204		$2,719		$7,279		$—		$95,202
12. Related Party Transactions:
CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. Expense reimbursements by CEC Entertainment to Apollo Management, L.P. totaled less than $0.1 million for the three months ended April 1, 2018 and $0.1 million for the three months ended April 2, 2017, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.
CEC Entertainment engages an Apollo portfolio company to provide security services to its venues. CEC
Entertainment incurred expenses totaling approximately $0.2 million for both the three months ended April 1, 2018 and April 2, 2017, respectively, in connection with services provided by this Apollo portfolio company. These expenses are included in
“Other venue operating expenses” in our Consolidated Statements of Earnings.
13. Commitments and Contingencies:
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
(Unaudited)

In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. All necessary loss accruals based on the probability and estimate of loss have been recorded.
Employment-Related Litigation: On October 10, 2014, former venue General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment on behalf of himself and the class of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the certified reimbursement claim in the Sinohui Litigation, in exchange for the Company’s settlement payment. On December 13, 2017, the Court entered its order granting preliminary approval of the parties’ settlement and setting a final fairness hearing for June 15, 2018. Pursuant to the order, Plaintiff filed his motion for final approval of the parties’ settlement on April 27, 2018; the Court then set the motion for hearing on June 15,2018. The settlement of this lawsuit should be funded and concluded no later than the third quarter of 2018 and will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the U. S. District Court for the Northern District of California (“the French Federal Court Lawsuit”), alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law, and seeking to certify separate classes on his federal and state claims. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation, the parties agreed to settle all of French’s class and individual claims. Pursuant to the parties’ agreement, on November 14, 2017, the Federal
Court Lawsuit was dismissed, and on November 15, 2017, Plaintiff filed a new lawsuit in Superior Court of San Bernadino
County, California (the “French State Court Lawsuit”). The French State Court Lawsuit carried forward only the California state law claims alleging a failure to reimburse for business expenses, and sought to certify a class of CEC California Senior
Assistant Managers, Assistant Managers, Technical Managers and Assistant Technical Managers who were authorized to drive on behalf of CEC from January 30, 2013 through April 27, 2018. On December 20, 2017, further pursuant to the parties’
settlement, Plaintiff filed a Notice of Settlement. We expect that the settlement will be concluded and the case dismissed by the end of the third quarter of 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018. Our MD&A includes the following sub-sections:

•	Presentation of Operating Results;

•	Executive Summary;

•	Key Measure of Our Financial Performance and Key Non-GAAP Measures;

•	Key Income Statement Line Item Descriptions;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Guidance;

•	Non-GAAP Financial Measures; and

•	Cautionary Statement Regarding Forward-Looking Statements.

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 30, 2018, and our fiscal year ended December 31, 2017, each consist of 52 weeks.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 561 venues and have an additional 195 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of April 1, 2018.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
Number of Company-owned venues:
Beginning of period	562	559
New	—	1
Closed	(1)	—
End of period	561	560
Number of franchised venues:
Beginning of period	192	188
New	4	3
Closed	(1)	—
End of period	195	191
Total number of venues:
Beginning of period	754	747
New	4	4
Closed	(2)	—
End of period	756	751
Key Measure of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-owned venues that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
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
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn fees from the sale of equipment and other items or services to franchisees. Historically, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. Effective January 1, 2018 with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. In addition, our national advertising fund receipts from members of the International Association of CEC Entertainment, Inc. (the “Association”) are now accounted for on a gross basis as revenue from franchisees, when historically they have been netted against advertising expense.
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
Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, and media expenses for national and local advertising and consulting fees.
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	April 1, 2018		April 2, 2017
	(in thousands, except percentages)
Food and beverage sales	$118,377	47.4%	$124,419	47.8%
Entertainment and merchandise sales	131,117	52.6%	135,917	52.2%
Total company venue sales	$249,494	100.0%	$260,336	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	April 1, 2018		April 2, 2017
	(in thousands, except percentages)
Total company venue sales	$249,494	97.9%	$260,336	98.3%
Franchise fees and royalties	5,410	2.1%	4,623	1.7%
Total revenues	254,904	100.0%	264,959	100.0%
Company venue operating costs:
Cost of food and beverage (1)	27,360	23.1%	28,218	22.7%
Cost of entertainment and merchandise (2)	9,382	7.2%	8,487	6.2%
Total cost of food, beverage, entertainment and merchandise (3)	36,742	14.7%	36,705	14.1%
Labor expenses (3)	67,349	27.0%	66,388	25.5%
Rent expense (3)	24,049	9.6%	23,319	9.0%
Other venue operating expenses (3)	38,062	15.3%	36,750	14.1%
Total company venue operating costs (3)	166,202	66.6%	163,162	62.7%
Other costs and expenses:
Advertising expense	13,974	5.5%	13,382	5.1%
General and administrative expenses	12,909	5.1%	15,371	5.8%
Depreciation and amortization	26,572	10.4%	28,305	10.7%
Transaction, severance and related litigation costs	534	0.2%	80	—%
Total operating costs and expenses	220,191	86.4%	220,300	83.1%
Operating income	34,713	13.6%	44,659	16.9%
Interest expense	18,557	7.3%	17,061	6.4%
Income before income taxes	$16,156	6.3%	$27,598	10.4%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended April 1, 2018 Compared to Three months ended April 2, 2017
Revenues
Company venue sales were $249.5 million for the first three months of 2018 compared to $260.3 million for the first three months of 2017, primarily attributable to a 5.1% decrease in comparable venue sales, offset partially by revenue from new venue openings.
Franchise fees and royalties increased from $4.6 million to $5.4 million primarily due to the impact of new revenue recognition guidance which was effective for us on January 1, 2018. Franchise fees and royalties for the three months ended April 1, 2018 increased $1.0 million, related to the recognition of our national advertising fund contributions as revenue, rather than netted against advertising expense (see “Advertising Expense” below).

Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.1% for the first three months of 2018 compared to 22.7% for the first three months of 2017. The increase in the cost of food and beverage on a percentage basis in the first three months of 2018 was driven primarily by a change in sales mix and an increase in beverage costs.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.2% for the first three months of 2018 compared to 6.2% for the first three months of 2017. The cost of entertainment and merchandise on a percentage basis in the first three months of 2018 compared to the first three months of 2017 was impacted by an increase in PlayPass related supplies as a result of PlayPass now being deployed to all of our Company-owned venues compared to 355 venues at the end of the first quarter of 2017. The cost of entertainment and merchandise as a percentage of entertainment and merchandise sales, excluding the impact of supplies and deferred revenue related to PlayPass, was 6.0% in the first three months of 2018 compared to 5.3% in the first three months of 2017. The increase in the cost of entertainment and merchandise on a percentage basis, excluding the impact of supplies and deferred revenue related to PlayPass, in the first three months of 2018 was primarily due to promotions and tests relating to time based play at several of our domestic company-operated venues.
Labor expenses were $67.3 million for the first three months of 2018 compared to $66.4 million for the first three months of 2017. A decrease in labor hours as a result of lower sales volumes in the first three months of 2018 compared to the first three months of 2017 partially offset increased minimum wage rates in several states.
Other venue operating costs were $38.1 million in the first three months of 2018 compared to $36.8 million in the first three months of 2017. The increase was primarily due to an increase in self-insurance expense associated with general liability claims, increased expenses related to the production of new menu boards, and an increase in utility costs as a result of credits received in the first quarter of 2017.
Advertising Expense
Advertising expense was $14.0 million in the first three months of 2018 compared to $13.4 million in the first three months of 2017. Advertising expense for the first three months of 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense for the first three months of 2018 would have been $13.0 million (see “Revenues” above).
General and Administrative Expenses
General and administrative expenses were $12.9 million for the first three months of 2018 compared to $15.4 million for the first three months of 2017. The decrease in general and administrative expenses in the first three months of 2018 is primarily due to a decrease in labor related litigation costs, a decrease in incentive compensation as a result of lower sales and operating performance, and cost reductions implemented in the first quarter of 2018.
Depreciation and Amortization
Depreciation and amortization was $26.6 million in the first quarter of 2018 compared to $28.3 million in the first quarter of 2017. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.5 million in the first three months of 2018 compared to $0.1 million in the first three months of 2017. The Transaction, severance and related litigation costs in the first three months of 2018 relate primarily to $0.3 million in legal fees incurred in connection with litigation and severance payments incurred in connection with the merger in 2014 of CEC Entertainment, Inc. with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries (referred to as the “Merger”) of $0.2 million. The Transaction, severance and related litigation costs in the first three months of 2017 relate to legal fees incurred in connection with Merger related litigation.

Income Taxes
Our effective income tax rate for the three months ended April 1, 2018 was 24.3% as compared to 37.6% for the three months ended April 2, 2017. Our effective income tax rate for the three months ended April 1, 2018 benefited from the reduction in the U.S. federal corporate tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act (the “TCJA” signed into law on December 22, 2017). Our effective income tax rate for the three months ended April 1, 2018 differs from the statutory tax rate primarily due to state income taxes, the favorable impact of employment-related federal income tax credits, a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018), resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary, partially offset by the negative impact of nondeductible litigation costs related to the Merger. Our effective income tax rate for the three months ended April 2, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits.
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
Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Net cash provided by operating activities	$52,564	$58,803
Net cash used in investing activities	(18,417)	(23,817)
Net cash used in financing activities	(2,733)	(1,142)
Effect of foreign exchange rate changes on cash	46	67
Change in cash, cash equivalents and restricted cash	$31,460	$33,911
Interest paid	$22,546	$21,097
Income taxes paid, net	$180	$1,809

	April 1, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$98,686	$67,200
Restricted cash	$86	$112
Term loan facility	$729,600	$731,500
Senior notes	$255,000	$255,000
Available unused commitments under revolving credit facility	$140,100	$140,100

On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. As part of our capital allocation strategy, we may elect from time to time to retire certain of our debt obligations through voluntary prepayments or open market purchases.

Sources and Uses of Cash - Three months ended April 1, 2018 Compared to the Three months ended April 2, 2017
Net cash provided by operating activities was $52.6 million in the three months ended April 1, 2018 compared to $58.8 million in the three months ended April 2, 2017. The decrease in net cash provided by operating activities is primarily due to a decrease in net income and fluctuations in our working capital.
Net cash used in investing activities was $18.4 million in the three months ended April 1, 2018 compared to $23.8 million in the three months ended April 2, 2017. Net cash used in investing activities in the three months ended April 1, 2018 and April 2, 2017 relates primarily to capital expenditures.
Net cash used in financing activities was $2.7 million in the three months ended April 1, 2018, relating primarily to principal payments on our term loan and other lease related obligations. Net cash used in financing of $1.1 million in the three months ended April 2, 2017 related primarily to principal payments on our term loan and other lease related obligations, partially offset by a $1.4 million return of capital.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. As of April 1, 2018, we had no borrowings outstanding under the revolving credit facility and $9.9 million of letters of credit issued but undrawn under the facility as of April 1, 2018 and December 31, 2017.
On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have positive excess cash flow (as defined in the secured credit facilities), we will make one or more optional prepayments of term loans to the extent required such that the amount of such optional prepayments, together with the mandatory excess cash flow prepayment of term loans required under the secured credit facilities in respect of such fiscal year, shall equal at least 75% of our excess cash flow for such fiscal year (subject to step-downs based on our net first lien senior secured leverage ratio, and subject to a certain excess cash flow threshold amount) and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. Other revolving credit facility lenders who have not entered into the incremental assumption agreement have until 5:00 p.m. New York time on May 11, 2018 to elect to extend the maturity of their revolving credit facility commitments. The maturity date of any amount of the revolving credit facility that is not extended will remain February 14, 2019. The effectiveness of the incremental assumption agreement is subject to customary closing conditions.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.5%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the applicable margin for both our term loan facility and revolving credit facility stepped-down to 3.00%. Effective November 16, 2017, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving facility returned to their previous level of 3.25%.

During the three months ended April 1, 2018, the federal funds rate ranged from 1.34% to 1.68%, the prime rate ranged from 4.5% to 4.75% and the one-month LIBOR ranged from 1.55% to 1.89%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.5% per annum and is subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. Effective March 4, 2016, the commitment fee rate stepped down to 0.375%. Effective November 16, 2017, the commitment fee rate returned to its previous level of 0.5%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
All borrowings under our revolving credit facility are subject to the satisfactory of customary conditions, including the absence of a default and the accuracy of representations and warranties.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first three months of 2018, we completed 75 game enhancements and 4 major remodels. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first three months of 2018 totaled approximately $18.6 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Growth capital spend (1)	$5,307	$13,449
Maintenance capital spend (2)	12,138	8,420
IT capital spend	1,139	2,053
Total Capital Spend	$18,584	$23,922
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2018 will total approximately $75 million to $85 million, inclusive of maintenance capital, growth capital and IT related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of April 1, 2018, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018.

See further discussion of our indebtedness and future debt obligations in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. There have been no other material changes to our contractual obligations since December 31, 2017.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018. See Note 1. “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report. There has been no other material change to the information concerning our critical accounting policies and estimates since December 31, 2017.
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
Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for (i) the Change in deferred amusement revenue, and (ii) excluding the annualized full year effect of Company-operated and franchised venues that were opened and closed during the year. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands, except percentages)
Total revenues	$254,904	$264,959
Net income as reported	$12,223	$17,220
Interest expense	18,557	17,061
Income tax expense	3,933	10,378
Depreciation and amortization	26,572	28,305
Loss on asset disposals, net (1)	1,237	1,755
Unrealized loss on foreign exchange (2)	356	—
Non-cash stock-based compensation (3)	64	151
Rent expense book to cash (4)	2,174	980
Franchise revenue, net cash received (5)	421	(90)
Impact of purchase accounting (6)	—	215
Venue pre-opening costs (7)	23	239
One-time and unusual items (8)	762	2,267
Change in deferred amusement revenue (9)	3,231	5,044
Adjusted EBITDA	$69,553	$83,525
Adjusted EBITDA Margin	27.3%	31.5%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)
Relates to unrealized gains or losses on the revaluation of our indebtedness with our Canadian subsidiary. Effective January 1, 2018, we no longer consider undistributed income from our Canadian subsidiary to be permanently invested.

(3)	Represents non-cash equity-based compensation expense.

(4)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlords incentives and allowances in the period in which it was received.

(5)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which we do not start recognizing into revenue until the franchise venue is opened.

(6)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and, therefore, were not recorded as revenue.

(7)
Relates to start-up and marketing costs incurred prior to the opening of new Company-owned venues and generally consists of payroll, recruiting, training, supplies and rent incurred prior to venue opening.

(8)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) sales and use tax refunds relating to prior periods; (vi) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees incurred to enhance transfer pricing and to implement PlayPass, and initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions; (vii) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; (vi) unrealized foreign exchange gains and losses related to the translation of our note with Canada; and (viii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative that we began in 2016.

(9)
Represents the change in the deferred revenue liability relating to unused game play credits on PlayPass cards through the end of the periods presented. The deferred revenue liability built up due to the PlayPass implementation as the shift in the business model from tokens to play credits impacted revenue recognition. Since PlayPass is now fully deployed in all of our domestic Company-operated venues, the liability should fluctuate in proportion to entertainment and merchandise revenue in future periods.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intent,” “may,” “plan,” “predict,” “potential,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objections of management and expected market growth are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, but are not limited to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preferences;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the United States and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing business;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $729.6 million as of April 1, 2018, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.3 million change in annual interest expense on indebtedness under the secured credit facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand, and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For both the three months ended April 1, 2018 and April 2, 2017, the average cost of a block of cheese was $1.70. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended April 1, 2018 and April 2, 2017. For the three months ended April 1, 2018 and April 2, 2017, the average cost of dough per pound was $0.48 and $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended April 1, 2018 and April 2, 2017.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-owned venues in Canada. For the the three months ended April 1, 2018, our Canadian venues generated an operating income of $0.2 million, compared to our consolidated operating income of $34.7 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended April 1, 2018 were 0.763 and 0.813, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended April 1, 2018 would have decreased our reported consolidated operating results by less than $0.1 million.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 1, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
ITEM 1A. Risk Factors.
We believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 28, 2018.
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

CEC ENTERTAINMENT, INC.

May 9, 2018	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2018		/s/ Laurie E. Priest
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