Form 10-Q
period 2018-07-01
CEC ENTERTAINMENT INC
filed 2018-08-10
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$88,887	$67,200
Restricted cash	207	112
Accounts receivable	18,154	20,061
Income taxes receivable	6,073	10,960
Inventories	20,671	22,000
Prepaid expenses	28,745	20,398
Total current assets	162,737	140,731
Property and equipment, net	553,780	570,021
Goodwill	484,438	484,438
Intangible assets, net	478,682	480,377
Other noncurrent assets	18,062	19,477
Total assets	$1,697,699	$1,695,044
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Capital lease obligations, current portion	634	596
Accounts payable	34,050	31,374
Accrued expenses	37,644	36,616
Unearned revenues	19,959	21,050
Accrued interest	8,296	8,277
Other current liabilities	5,000	4,776
Total current liabilities	113,183	110,289
Capital lease obligations, less current portion	12,674	13,010
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	963,243	965,213
Deferred tax liability	110,672	114,186
Accrued insurance	8,876	8,311
Other noncurrent liabilities	223,114	221,887
Total liabilities	1,431,762	1,432,896
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of July 1, 2018 and December 31, 2017	—	—
Capital in excess of par value	359,466	359,233
Accumulated deficit	(91,943)	(95,199)
Accumulated other comprehensive loss	(1,586)	(1,886)
Total stockholder’s equity	265,937	262,148
Total liabilities and stockholder’s equity	$1,697,699	$1,695,044

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
REVENUES:
Food and beverage sales	$96,258	$97,411	$214,635	$221,830
Entertainment and merchandise sales	115,904	109,724	247,021	245,641
Total company venue sales	212,162	207,135	461,656	467,471
Franchise fees and royalties	5,196	4,649	10,606	9,272
Total revenues	217,358	211,784	472,262	476,743
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	22,894	22,823	50,254	51,040
Cost of entertainment and merchandise	8,421	6,854	17,802	15,341
Total cost of food, beverage, entertainment and merchandise	31,315	29,677	68,056	66,381
Labor expenses	62,618	60,351	129,966	126,738
Rent expense	24,714	23,906	48,764	47,225
Other venue operating expenses	37,069	35,967	75,132	72,716
Total company venue operating costs	155,716	149,901	321,918	313,060
Other costs and expenses:
Advertising expense	12,977	12,237	26,952	25,619
General and administrative expenses	13,416	13,719	26,325	29,090
Depreciation and amortization	25,493	27,623	52,065	55,928
Transaction, severance and related litigation costs	191	490	725	570
Asset impairments	1,591	—	1,591	—
Total operating costs and expenses	209,384	203,970	429,576	424,267
Operating income	7,974	7,814	42,686	52,476
Interest expense	19,113	17,061	37,671	34,123
Income (loss) before income taxes	(11,139)	(9,247)	5,015	18,353
Income tax expense (benefit)	(2,174)	(3,317)	1,759	7,061
Net income (loss)	$(8,965)	$(5,930)	$3,256	$11,292

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income (loss)	$(8,965)	$(5,930)	$3,256	$11,292
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	420	300	539
Comprehensive income (loss)	$(8,820)	$(5,510)	$3,556	$11,831

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,256	$11,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,065	55,928
Deferred income taxes	(3,626)	(3,589)
Stock-based compensation expense	227	336
Amortization of lease related liabilities	(508)	(237)
Amortization of original issue discount and deferred debt financing costs	2,226	2,273
Loss on asset disposals, net	2,038	3,716
Asset impairments	1,591	—
Non-cash rent expense	2,931	2,101
Other adjustments	348	9
Changes in operating assets and liabilities:
Accounts receivable	2,380	2,770
Inventories	1,314	(7,453)
Prepaid expenses	(7,430)	(2,587)
Accounts payable	1,439	8,031
Accrued expenses	1,134	(3,090)
Unearned revenues	(1,089)	2,905
Accrued interest	14	54
Income taxes (receivable) payable	4,964	2,933
Deferred landlord contributions	1,751	1,210
Net cash provided by operating activities	65,025	76,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,808)	(47,045)
Development of internal use software	(1,022)	(2,075)
Proceeds from sale of property and equipment	412	237
Net cash used in investing activities	(37,418)	(48,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(3,800)	(3,800)
Repayments on note payable	—	(13)
Proceeds from sale leaseback transaction	—	4,073
Payment of debt financing costs	(395)	—
Payments on capital lease obligations	(295)	(218)
Payments on sale leaseback obligations	(1,384)	(1,161)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	—	1,447
Net cash used in financing activities	(5,874)	328
Effect of foreign exchange rate changes on cash	49	239
Change in cash, cash equivalents and restricted cash	21,782	28,286
Cash, cash equivalents and restricted cash at beginning of period	67,312	61,291
Cash, cash equivalents and restricted cash at end of period	$89,094	$89,577

	Six Months Ended
	July 1, 2018	July 2, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,906	$31,861
Income taxes paid, net	$421	$7,716
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,352	$2,214

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment venues in 47 states and 14 foreign countries and territories. Our venues provide our guests with a variety of family entertainment and dining alternatives. All of our venues utilize a consistent restaurant-entertainment format that features both family dining and entertainment areas with a mix of food, entertainment and merchandise. The economic characteristics, products and services, preparation processes, distribution methods and types of customers are substantially similar for each of our venues. Therefore, we aggregate each venue’s operating performance into one reportable segment for financial reporting purposes.
Basis of Presentation
The Company has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity (“VIE”). The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our Chuck E. Cheese’s franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the venues that benefit from the Association’s advertising, entertainment and media expenditures. We eliminate the intercompany portion of transactions with VIEs from our financial results. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $1.3 million and $1.2 million for the six months ended July 1, 2018 and July 2, 2017, respectively. Our contributions to the Association Funds are eliminated in consolidation. On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). As a result of the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018, certain reclassifications have been made in our Consolidated Statements of Cash Flows to conform with the current period presentation.
For further details regarding the impact of these new accounting standards on our Consolidated financial statements “Recently Issued Accounting Guidance - Accounting Guidance Adopted - below.
We reclassified $1.8 million and $3.7 million, respectively, of depreciation and amortization for the three and six months ended July 2, 2017 which was previously included in “General and administrative expenses” and we reclassified “Depreciation and amortization” of $25.8 million and $52.2 million, respectively, for the three months and six months ended July 2, 2017 from “Company venue operating costs” to a single classification as “Depreciation and amortization” now shown in “Other costs and expenses” in our Consolidated Statements of Earnings, to conform to the current period’s presentation.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and six months ended July 1, 2018 and July 2, 2017 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
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
(ii) ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). This amendment updates the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. We elected the modified retrospective method to apply this standard. Under the modified retrospective method, results for reporting periods beginning on or after January 1, 2018 are presented under the revenue guidance in this amendment, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment. The cumulative impact of adopting this amendment was not material, and as such we did not record an adjustment to our opening accumulated deficit in our Consolidated Balance Sheet as of January 1, 2018. For further details, see Note 2. “Revenue.”
(iii) ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, as a result of the adoption of these amendments, we reclassified $0.1 million of restricted cash into cash, cash equivalents and restricted cash as of July 2, 2017 for a total balance of $89.6 million, which resulted in a reduction in net cash provided by operating activities of $0.2 million in the Consolidated Statement of Cash Flows for the six months ended July 2, 2017. The adoption of these amendments did not impact net cash used in investing or financing activities for the six months ended July 2, 2017.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The adoption of these amendments also requires us to reconcile our cash balance on our Consolidated Statements of Cash Flows to the cash balance on our Consolidated Balance Sheets, as well as make disclosures about the nature of restricted cash balances. A reconciliation of “Cash and cash equivalents” and “Restricted cash” as presented in our Consolidated Balance Sheets for the periods presented and “Cash, cash equivalents and restricted cash” as presented in our Consolidated Statements of Cash Flows for the six months ended July 1, 2018 and July 2, 2017 is as follows:

	July 1, 2018	December 31, 2017	July 2, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$88,887	$67,200	$89,462	$61,023
Restricted cash	207	112	115	268
Cash, cash equivalents and restricted cash	$89,094	$67,312	$89,577	$61,291
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
Accounting Guidance Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. The new guidance will be effective for us beginning December 31, 2018. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
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
2. Revenue:
Food, beverage and merchandise revenues from company-operated venues are recognized when sold. A portion of our entertainment revenue includes customer purchases of game play credits on Play Pass game cards. We recognize a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future, based on credits remaining on Play Pass cards and utilization patterns.
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
ASU 2016-10 requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the related franchise agreement or the renewal period. Historically, we recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we completed all of our material obligations and initial services. Additionally, our national advertising fund receipts from Association members are now accounted for on a gross basis as “Franchise fees and royalties,” when historically they were netted against “Advertising expense.” Revenue related to advertising contributions from our franchisees was $0.6 million and $1.3 million in the three and six months ended July 1, 2018, respectively, and is recorded in “Franchise fees and royalties” in our Consolidated Statement of Earnings.
Liabilities relating to unused game credits, Play Pass game cards, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the six months ended July 1, 2018:

	Balance at			Balance at
	January 1, 2018	Revenue Deferred	Revenue Recognized	July 1, 2018
	(in thousands)
PlayPass related deferred revenue	$12,035	$36,136	$(38,183)	$9,988
Gift card related deferred revenue	3,868	2,883	(3,476)	3,275
Unearned franchise and development fees	4,274	1,045	(31)	5,288
Other unearned revenues	873	13,547	(13,012)	1,408
Total unearned revenue	$21,050	$53,611	$(54,702)	$19,959

3. Property and Equipment
Asset Impairments
During the three and six months ended July 1, 2018 we recognized an impairment charge of $1.6 million, primarily related to one venue. This impairment charge was the result of a decline in the venue’s financial performance, primarily related to various economic factors in the market in which the venue is located. As of July 1, 2018, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charge, was $0.4 million for venues impaired in 2018.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at July 1, 2018:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(7,976)	6,904
Franchise agreements	25	53,300	(8,222)	45,078
		$494,880	$(16,198)	$478,682
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

Amortization expense related to favorable lease agreements was $0.3 million and $0.4 million for the three months ended July 1, 2018 and July 2, 2017, respectively, and $0.7 million and $0.9 million for the six months ended July 1, 2018 and July 2, 2017, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended July 1, 2018 and July 2, 2017, respectively, and $1.0 million for both the six months ended July 1, 2018 and July 2, 2017, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
5. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	July 1, 2018	December 31, 2017
	(in thousands)
Trade and other amounts payable	$23,881	$20,492
Book overdraft	10,169	10,882
Accounts payable	$34,050	$31,374

The book overdraft balance represents checks issued but not yet presented to banks.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	July 1, 2018	December 31, 2017
	(in thousands)
Term loan facility	$727,700	$731,500
Senior notes	255,000	255,000
Total debt outstanding	982,700	986,500
Less:
Unamortized original issue discount	(1,424)	(1,694)
Deferred financing costs, net	(10,433)	(11,993)
Current portion	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$963,243	$965,213
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The term loan facility requires scheduled quarterly payments equal to 0.25% of the original principal amount from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. We had no borrowings outstanding and $9.0 million and $9.9 million, respectively of issued but undrawn letters of credit under the revolving credit facility as of July 1, 2018 and December 31, 2017, respectively.
On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020.  In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving credit facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities), we will make one or more optional prepayments of term loans, to the extent required, such that the amount of such optional prepayments, together with the mandatory excess cash flow prepayment of term loans required under the secured credit facilities in respect of such fiscal year, shall equal at least 75% of the Company’s excess cash flow for such fiscal year (subject to step-downs based on our net first lien senior secured leverage ratio, and subject to a certain excess cash flow threshold amount) and (b) we shall not incur additional first lien debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. The maturity date of the amount of the revolving credit facility that was not extended remains February 14, 2019.
The term loan was issued net of $3.8 million of original issue discount. We also paid $17.8 million and $3.8 million in debt financing costs related to the term loan facility and revolving credit facility inclusive of costs incurred in connection with the May 8, 2018 incremental assumption agreement, respectively. All debt financing costs were capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs related to the term loan facility are amortized over the life of the term loan facility, and the deferred financing costs related to the revolving credit facility are being amortized through November 16, 2020, and are included in “Interest expense” on our Consolidated Statements of Earnings.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
During the six months ended July 1, 2018, the federal funds rate ranged from 1.34% to 1.92%, the prime rate ranged from 4.50% to 5.00% and the one-month LIBOR ranged from 1.55% to 2.10%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 5.6% and 4.6% for the six months ended July 1, 2018 and July 2, 2017, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “senior notes”). The senior notes bear interest at a rate of 8.0% per year and mature on February 15, 2022. We may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; (vii) enter into certain transactions with our affiliates; and (viii) restrict dividends from our subsidiaries.
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the both six months ended July 1, 2018 and July 2, 2017, which included amortization of deferred financing costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Term loan facility (1)	$9,681	$7,619
Senior notes	5,083	5,083
Capital lease obligations	431	414
Sale leaseback obligations	2,623	2,663
Amortization of deferred financing costs	954	1,001
Other	341	281
Total interest expense	$19,113	$17,061

	Six Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Term loan facility (1)	$18,800	$15,226
Senior notes	10,165	10,165
Capital lease obligations	859	831
Sale leaseback obligations	5,252	5,302
Amortization of deferred financing costs	1,955	2,003
Other	640	596
Total interest expense	$37,671	$34,123
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.3% for the six months ended July 1, 2018 and 5.5% for the six months ended July 2, 2017, respectively.
We were in compliance with the debt covenants in effect as of July 1, 2018 for both the secured credit facilities and the senior notes.
7. Fair Value of Financial Instruments:
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
The following table presents information on our financial instruments as of the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	July 1, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,068	$7,600	$7,220
Long-term portion (2)	973,676	896,189	977,206	937,662
Bank indebtedness and other long-term debt:	$981,276	$903,257	$984,806	$944,882
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
During the six months ended July 1, 2018 and July 2, 2017, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
8. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	July 1, 2018	December 31, 2017
	(in thousands)
Sale leaseback obligations, less current portion	$176,324	$177,933
Deferred rent liability	29,775	27,951
Deferred landlord contributions	7,571	6,282
Long-term portion of unfavorable leases	4,577	5,453
Other	4,867	4,268
Total other noncurrent liabilities	$223,114	$221,887
9. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Federal and state income taxes	$(2,251)	$(3,420)
Foreign income taxes (1)	77	103
Income tax benefit	$(2,174)	$(3,317)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Federal and state income taxes	$1,284	$6,678
Foreign income taxes (1)	475	383
Income tax expense	$1,759	$7,061
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rates for the three and six months ended July 1, 2018 were 19.5% and 35.1%, respectively, as compared to 35.9% and 38.5%, respectively, for the three and six months ended July 2, 2017. Our effective income tax rate for the three and six months ended July 1, 2018 was impacted by the reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017. Our effective income tax rate for the three and six months ended July 1, 2018 differs from the statutory tax rate primarily due to state income taxes, the favorable impact of employment-related federal income tax credits, a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary partially offset by the negative impact of nondeductible litigation costs related to the Merger, non-deductible penalties, and state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation and changed state income tax rates. Our effective income tax rates for the three and six months ended July 2, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits.
The TCJA’s reduction in the U.S. corporate tax rate from 35% to 21% (effective for Fiscal 2018) and increased allowance for bonus depreciation will have a favorable impact on our future net income and cash flows. While we were able to make provisional estimates for the impact of the TJCA, the actual results may differ from these estimates, due to, among other things, changes in our interpretations and assumptions relating to the changes made by the TCJA and additional guidance that is anticipated to be issued by the U.S. Treasury and Internal Revenue Service regarding (i) the newly enacted increase in bonus depreciation for qualifying assets acquired and placed in service after September 27, 2017, (ii) the expansion of the limitation

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

under Section 162(m) relating to the deductibility of executive compensation in excess of $1.0 million, and (iii) the one-time transition tax, net of foreign tax credits and operating losses, on earnings of foreign subsidiaries that were previously deferred from U.S. tax.
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
Our liability for uncertain tax positions (excluding interest and penalties) was $3.9 million as of July 1, 2018 and December 31, 2017 and if recognized would decrease our provision for income taxes by $2.7 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.1 million as a result of settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of July 1, 2018 and December 31, 2017 was $1.1 million and $1.0 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
10. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of July 1, 2018 and the activity for the six months ended July 1, 2018 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 31, 2017	2,349,288	$9.00
Options Granted	112,769	$13.73
Options Exercised	(7,745)	$9.96
Options Forfeited	(191,632)	$9.58
Outstanding stock options, July 1, 2018	2,262,680	$9.17	6.2	$132
Stock options expected to vest, July 1, 2018	1,573,236	$9.40	6.3	$—
Exercisable stock options, July 1, 2018	514,639	$8.41	5.8	$423

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of July 1, 2018, we had $1.1 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 2.8 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Stock-based compensation costs	$166	$189
Portion capitalized as property and equipment (1)	(3)	(3)
Stock-based compensation expense recognized	$163	$186

	Six Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Stock-based compensation costs	$233	$343
Portion capitalized as property and equipment (1)	(6)	(7)
Stock-based compensation expense recognized	$227	$336
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

11. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the six months ended July 1, 2018:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net income	—	—		3,256		3,256
Other comprehensive income	—	—			300	300
Stock-based compensation costs	—	—	233			233
Balance July 1, 2018	200	$—	$359,466	$(91,943)	$(1,586)	$265,937

12. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. (the “Issuer”) merged with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries, which we refer to as the “Merger.” The senior notes issued by the Issuer, in conjunction with the Merger, are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$86,234	$1,884	$769	$—	$88,887
Restricted cash	—	—	207	—	207
Accounts receivable	20,823	2,748	4,665	(4,009)	24,227
Inventories	16,361	4,041	269	—	20,671
Prepaid expenses	14,360	13,083	1,302	—	28,745
Total current assets	137,778	21,756	7,212	(4,009)	162,737
Property and equipment, net	474,661	72,528	6,591	—	553,780
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	15,692	462,990	—	—	478,682
Intercompany	76,325	—	—	(76,325)	—
Investment in subsidiaries	477,703	—	—	(477,703)	—
Other noncurrent assets	7,870	10,111	81	—	18,062
Total assets	$1,623,053	$618,799	$13,884	$(558,037)	$1,697,699
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	624	—	10	—	634
Accounts payable and accrued expenses	55,843	39,717	4,389	—	99,949
Other current liabilities	4,490	510	—	—	5,000
Total current liabilities	68,557	40,227	4,399	—	113,183
Capital lease obligations, less current portion	12,627	—	47	—	12,674
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	963,243	—	—	—	963,243
Deferred tax liability	96,539	16,056	(1,923)	—	110,672
Intercompany	—	53,341	26,993	(80,334)	—
Other noncurrent liabilities	216,150	15,379	461	—	231,990
Total liabilities	1,357,116	125,003	29,977	(80,334)	1,431,762
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,466	466,115	3,241	(469,356)	359,466
Retained earnings (deficit)	(91,943)	27,681	(17,748)	(9,933)	(91,943)
Accumulated other comprehensive income (loss)	(1,586)	—	(1,586)	1,586	(1,586)
Total stockholder's equity	265,937	493,796	(16,093)	(477,703)	265,937
Total liabilities and stockholder's equity	$1,623,053	$618,799	$13,884	$(558,037)	$1,697,699

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$81,611	$13,438	$1,209	$—	$96,258
Entertainment and merchandise sales	100,495	13,147	2,262	—	115,904
Total company venue sales	182,106	26,585	3,471	—	212,162
Franchise fees and royalties	429	4,216	551	—	5,196
International Association assessments and other fees	233	9,713	8,529	(18,475)	—
Total revenues	182,768	40,514	12,551	(18,475)	217,358
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,848	3,607	439	—	22,894
Cost of entertainment and merchandise	7,899	403	119	—	8,421
Total cost of food, beverage, entertainment and merchandise	26,747	4,010	558	—	31,315
Labor expenses	56,461	4,994	1,163	—	62,618
Rent expense	21,900	2,319	495	—	24,714
Other venue operating expenses	42,386	3,793	837	(9,947)	37,069
Total company venue operating costs	147,494	15,116	3,053	(9,947)	155,716
Advertising expense	8,773	1,420	11,312	(8,528)	12,977
General and administrative expenses	4,326	8,669	421	—	13,416
Depreciation and amortization	22,268	2,713	512	—	25,493
Transaction, severance and related litigation costs	146	45	—	—	191
Asset impairments	86	1,505	—	—	1,591
Total operating costs and expenses	183,093	29,468	15,298	(18,475)	209,384
Operating income (loss)	(325)	11,046	(2,747)	—	7,974
Equity in earnings (loss) in affiliates	5,778	—	—	(5,778)	—
Interest expense	18,099	911	103	—	19,113
Income (loss) before income taxes	(12,646)	10,135	(2,850)	(5,778)	(11,139)
Income tax expense	(3,681)	2,227	(720)	—	(2,174)
Net income (loss)	$(8,965)	$7,908	$(2,130)	$(5,778)	$(8,965)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	—	145	(145)	145
Comprehensive income (loss)	$(8,820)	$7,908	$(1,985)	$(5,923)	$(8,820)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$82,807	$13,324	$1,280	$—	$97,411
Entertainment and merchandise sales	88,857	18,811	2,056	—	109,724
Total company venue sales	171,664	32,135	3,336	—	207,135
Franchise fees and royalties	463	4,186	—	—	4,649
International Association assessments and other fees	375	10,544	8,098	(19,017)	—
Total revenues	172,502	46,865	11,434	(19,017)	211,784
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,936	3,464	423	—	22,823
Cost of entertainment and merchandise	6,329	389	136	—	6,854
Total cost of food, beverage, entertainment and merchandise	25,265	3,853	559	—	29,677
Labor expenses	54,654	4,541	1,156	—	60,351
Rent expense	21,825	1,552	529	—	23,906
Other venue operating expenses	42,664	3,259	990	(10,946)	35,967
Total company venue operating costs	144,408	13,205	3,234	(10,946)	149,901
Advertising expense	8,315	1,413	10,580	(8,071)	12,237
General and administrative expenses	4,391	9,268	60	—	13,719
Depreciation and amortization	24,729	2,401	493	—	27,623
Transaction, severance and related litigation costs	490	—	—	—	490
Total operating costs and expenses	182,333	26,287	14,367	(19,017)	203,970
Operating income (loss)	(9,831)	20,578	(2,933)	—	7,814
Equity in earnings (loss) in affiliates	27,993	—	—	(27,993)	—
Interest expense	15,921	975	165	—	17,061
Income (loss) before income taxes	2,241	19,603	(3,098)	(27,993)	(9,247)
Income tax expense (benefit)	8,171	(10,515)	(973)	—	(3,317)
Net income (loss)	$(5,930)	$30,118	$(2,125)	$(27,993)	$(5,930)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	420	—	420	(420)	420
Comprehensive income (loss)	$(5,510)	$30,118	$(1,705)	$(28,413)	$(5,510)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$184,259	$27,396	$2,980	$—	$214,635
Entertainment and merchandise sales	215,770	25,874	5,377	—	247,021
Total company venue sales	400,029	53,270	8,357	—	461,656
Franchise fees and royalties	1,000	8,359	1,247	—	10,606
International Association assessments and other fees	574	18,751	19,090	(38,415)	—
Total revenues	401,603	80,380	28,694	(38,415)	472,262
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	41,733	7,497	1,024	—	50,254
Cost of entertainment and merchandise	16,665	848	289	—	17,802
Total cost of food, beverage, entertainment and merchandise	58,398	8,345	1,313	—	68,056
Labor expenses	117,290	10,088	2,588	—	129,966
Rent expense	43,697	4,008	1,059	—	48,764
Other venue operating expenses	85,295	7,382	1,806	(19,351)	75,132
Total company venue operating costs	304,680	29,823	6,766	(19,351)	321,918
Advertising expense	19,758	3,361	22,897	(19,064)	26,952
General and administrative expenses	8,521	16,837	967	—	26,325
Depreciation and amortization	45,645	5,445	975	—	52,065
Transaction, severance and related litigation costs	459	266	—	—	725
Asset Impairments	86	1,505	—	—	1,591
Total operating costs and expenses	379,149	57,237	31,605	(38,415)	429,576
Operating income (loss)	22,454	23,143	(2,911)	—	42,686
Equity in earnings (loss) in affiliates	14,423	—	—	(14,423)	—
Interest expense	35,627	1,755	289	—	37,671
Income (loss) before income taxes	1,250	21,388	(3,200)	(14,423)	5,015
Income tax expense	(2,006)	4,414	(649)	—	1,759
Net income (loss)	$3,256	$16,974	$(2,551)	$(14,423)	$3,256

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	300	—	300	(300)	300
Comprehensive income (loss)	$3,556	$16,974	$(2,251)	$(14,723)	$3,556

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 2, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$190,998	$27,725	$3,107	$—	$221,830
Entertainment and merchandise sales	207,645	32,923	5,073	—	245,641
Total company venue sales	398,643	60,648	8,180	—	467,471
Franchise fees and royalties	904	8,368	—	—	9,272
International Association assessments and other fees	689	21,088	18,607	(40,384)	—
Total revenues	400,236	90,104	26,787	(40,384)	476,743
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	42,931	7,152	957	—	51,040
Cost of entertainment and merchandise	14,230	804	307	—	15,341
Total cost of food, beverage, entertainment and merchandise	57,161	7,956	1,264	—	66,381
Labor expenses	114,837	9,379	2,522	—	126,738
Rent expense	43,104	3,053	1,068	—	47,225
Other venue operating expenses	85,680	6,545	2,295	(21,804)	72,716
Total company venue operating costs	300,782	26,933	7,149	(21,804)	313,060
Advertising expense	19,252	3,259	21,688	(18,580)	25,619
General and administrative expenses	10,137	18,803	150	—	29,090
Depreciation and amortization	50,044	4,820	1,064	—	55,928
Transaction, severance and related litigation costs	570	—	—	—	570
Total operating costs and expenses	380,785	53,815	30,051	(40,384)	424,267
Operating income (loss)	19,451	36,289	(3,264)	—	52,476
Equity in earnings (loss) in affiliates	38,647	—	—	(38,647)	—
Interest expense	31,828	1,992	303	—	34,123
Income (loss) before income taxes	26,270	34,297	(3,567)	(38,647)	18,353
Income tax expense (benefit)	14,978	(6,803)	(1,114)	—	7,061
Net income (loss)	$11,292	$41,100	$(2,453)	$(38,647)	$11,292

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	539	—	539	(539)	539
Comprehensive income (loss)	$11,831	$41,100	$(1,914)	$(39,186)	$11,831

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:	$55,435	$14,473	$(4,883)	$—	$65,025

Cash flows from investing activities:
Purchases of property and equipment	(22,876)	(12,792)	(1,140)	—	(36,808)
Development of internal use software	(973)	(49)	—	—	(1,022)
Proceeds from sale of property and equipment	570	(158)	—	—	412
Cash flows provided by (used in) investing activities	(23,279)	(12,999)	(1,140)	—	(37,418)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)	—	—	—	(3,800)
Payment of debt financing costs	(395)	—	—	—	(395)
Payments on capital lease obligations	(291)	—	(4)	—	(295)
Payments on sale leaseback transactions	(1,384)	—	—	—	(1,384)
Cash flows provided by (used in) financing activities	(5,870)	—	(4)	—	(5,874)
Effect of foreign exchange rate changes on cash	—	—	49	—	49
Change in cash, cash equivalents and restricted cash	26,286	1,474	(5,978)	—	21,782
Cash, cash equivalents and restricted cash at beginning of period	59,948	410	6,954	—	67,312
Cash, cash equivalents and restricted cash at end of period	$86,234	$1,884	$976	$—	$89,094

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 2, 2017
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$55,867		$20,594		$141		$—		$76,602

Cash flows from investing activities:
Purchases of property and equipment	(32,066)		(14,330)		(649)		—		(47,045)
Development of internal use software	—		(2,075)		—		—		(2,075)
Proceeds from the sale of property and equipment	237		—		—		—		237
Cash flows provided by (used in) investing activities	(31,829)	—	(16,405)	—	(649)	—	—	—	(48,883)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)		—		—		—		(3,800)
Repayments on note payable	—		(13)		—		—		(13)
Proceeds from sale leaseback transaction	4,073		—		—		—		4,073
Payments on capital lease obligations	(215)		—		(3)		—		(218)
Payments on sale leaseback transactions	(1,161)		—		—		—		(1,161)
Return of capital	1,447		—		—		—		1,447
Cash flows provided by (used in) financing activities	344	—	(13)	—	(3)	—	—	—	328
Effect of foreign exchange rate changes on cash	—		—		239		—		239
Change in cash, cash equivalents and restricted cash	24,382	—	4,176	—	(272)	—	—	—	28,286
Cash, cash equivalents and restricted cash at beginning of period	53,088		1,158		7,045		—		61,291
Cash, cash equivalents and restricted cash at end of period	$77,470		$5,334		$6,773		$—		$89,577
13. Related Party Transactions:
We reimburse Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. These expenses totaled $0.1 million for the three months ended July 1, 2018 and $0.2 million for the three months ended July 2, 2017 and $0.1 million and $0.3 million for the six months ended July 1, 2018 and July 2, 2017, respectively, and are included in “General and administrative expenses” in our Consolidated Statements of Earnings.
We utilize an Apollo portfolio company to provide security services to certain of our venues. These expenses totaled approximately $0.2 million for both the three months ended July 1, 2018 and July 2, 2017, respectively, and $0.5 million for both the six months ended July 1, 2018 and July 2, 2017, respectively, in connection with services provided by this Apollo portfolio company. These expenses are included in “Other venue operating expenses” in our Consolidated Statements of Earnings.
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
Employment-Related Litigation: On October 10, 2014, former General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment on behalf of himself and the class of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the certified reimbursement claim in the Sinohui Litigation, in exchange for the Company’s settlement payment. On December 13, 2017, the Court entered its order granting preliminary approval of the parties’ settlement and setting a final fairness hearing for June 15, 2018. Pursuant to the order, Plaintiff filed his motion for final approval of the parties’ settlement on April 27, 2018; the Court then set the motion for hearing on June 15, 2018. By order dated June 6, 2018, the Court continued the hearing on the motion for final approval to September 21, 2018. The settlement of this lawsuit should not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the U. S. District Court for the Northern District of California (“the French Federal Court Lawsuit”), alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law, and seeking to certify separate classes on his federal and state claims. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation, the parties agreed to settle all of French’s class and individual claims. Pursuant to the parties’ agreement, on November 14, 2017, the Federal Court Lawsuit was dismissed, and on November 15, 2017, Plaintiff filed a new lawsuit in Superior Court of San Bernadino County, California (the “French State Court Lawsuit”). The French State Court Lawsuit carried forward only the California state law claims alleging a failure to reimburse for business expenses, and sought to certify a class of CEC California Senior Assistant Managers, Assistant Managers, Technical Managers and Assistant Technical Managers who were authorized to drive on behalf of CEC from January 30, 2013 through April 27, 2018. On December 20, 2017, further pursuant to the parties’
settlement, Plaintiff filed a Notice of Settlement. The Court entered an order preliminarily approving of the parties’ settlement on May 17, 2018; in that same order, the Court set the final approval hearing for October 15, 2018. The settlement of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presented an issue for decision that is relevant to Peter Piper’s motion to dismiss. On March 9, 2018, the Ninth Circuit issued its decision in the Noble case, setting precedent that favors Peter Piper’s position in the Jacobson Litigation. Based on the appellate court’s decision in that case, on March 15, 2018 Peter Piper filed a motion to lift the stay and requesting that the trial court grant its motion to dismiss. On June 28, 2018, the magistrate judge issued a report recommending that the District Court grant Peter Piper’s motion to dismiss and dismiss the plaintiff’s claims without prejudice to their refiling. On August 3, 2018, the District Court accepted the magistrate judge’s recommendation and entered an order dismissing the lawsuit without prejudice to its refiling.

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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of more sophisticated options for adults. We operate 559 venues and have an additional 196 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of July 1, 2018.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Number of Company-operated venues:
Beginning of period	561	560	562	559
New	—	2	—	3
Acquired from franchisee	—	2	—	2
Closed	(2)	—	(3)	—
End of period	559	564	559	564
Number of franchised venues:
Beginning of period	195	191	192	188
New	2	4	6	7
Acquired from franchisee	—	(2)	—	(2)
Closed	(1)	—	(2)	—
End of period	196	193	196	193
Total number of venues:
Beginning of period	756	751	754	747
New	2	6	6	10
Acquired from franchisee	—	—	—	—
Closed	(3)	—	(5)	—
End of period	755	757	755	757
Key Measure of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales also excludes sales for our domestic Company-owned venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
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
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-owned venues (“Company venue sales”), which consist of the sale of food, beverages, game-play credits and merchandise. A portion of our Company venue sales are from sales of value-priced combination packages have historically been comprised of food, beverage and game plays (“Package Deals”), which we promote through in-venue menu pricing, our website and coupon offerings. We allocate the revenues recognized from the sale of our Package Deals and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the relative price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn fees from the sale of equipment and other items or services to franchisees. Historically, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. Effective January 1, 2018, with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. In addition, our national advertising fund receipts from members of the International Association of CEC Entertainment, Inc. (the “Association”) are now accounted for on a gross basis as revenue from franchisees, when historically they have been netted against advertising expense.
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	July 1, 2018		July 2, 2017
	(in thousands, except percentages)
Food and beverage sales	$96,258	45.4%	$97,411	47.0%
Entertainment and merchandise sales	115,904	54.6%	109,724	53.0%
Total company venue sales	$212,162	100.0%	$207,135	100.0%

	Six Months Ended
	July 1, 2018		July 2, 2017
	(in thousands, except percentages)
Food and beverage sales	$214,635	46.5%	$221,830	47.5%
Entertainment and merchandise sales	247,021	53.5%	245,641	52.5%
Total company venue sales	$461,656	100.0%	$467,471	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	July 1, 2018		July 2, 2017
	(in thousands, except percentages)
Total company venue sales	$212,162	97.6%	$207,135	97.8%
Franchise fees and royalties	5,196	2.4%	4,649	2.2%
Total revenues	217,358	100.0%	211,784	100.0%
Company venue operating costs:
Cost of food and beverage (1)	22,894	23.8%	22,823	23.4%
Cost of entertainment and merchandise (2)	8,421	7.3%	6,854	6.2%
Total cost of food, beverage, entertainment and merchandise (3)	31,315	14.8%	29,677	14.3%
Labor expenses (3)	62,618	29.5%	60,351	29.1%
Rent expense (3)	24,714	11.6%	23,906	11.5%
Other venue operating expenses (3)	37,069	17.5%	35,967	17.4%
Total company venue operating costs (3)	155,716	73.4%	149,901	72.4%
Other costs and expenses:
Advertising expense	12,977	6.0%	12,237	5.8%
General and administrative expenses	13,416	6.2%	13,719	6.5%
Depreciation and amortization	25,493	11.7%	27,623	13.0%
Transaction, severance and related litigation costs	191	0.1%	490	0.2%
Asset impairments	1,591	0.7%	—	—%
Total operating costs and expenses	209,384	96.3%	203,970	96.3%
Operating income	7,974	3.7%	7,814	3.7%
Interest expense	19,113	8.8%	17,061	8.1%
Loss before income taxes	$(11,139)	(5.1)%	$(9,247)	(4.4)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

	Six Months Ended
	July 1, 2018		July 2, 2017
	(in thousands, except percentages)
Total company venue sales	$461,656	97.8%	$467,471	98.1%
Franchise fees and royalties	10,606	2.2%	9,272	1.9%
Total revenues	472,262	100.0%	476,743	100.0%
Company venue operating costs:
Cost of food and beverage (1)	50,254	23.4%	51,040	23.0%
Cost of entertainment and merchandise (2)	17,802	7.2%	15,341	6.2%
Total cost of food, beverage, entertainment and merchandise (3)	68,056	14.7%	66,381	14.2%
Labor expenses (3)	129,966	28.2%	126,738	27.1%
Rent expense (3)	48,764	10.6%	47,225	10.1%
Other venue operating expenses (3)	75,132	16.3%	72,716	15.6%
Total company venue operating costs (3)	321,918	69.7%	313,060	67.0%
Other costs and expenses:
Advertising expense	26,952	5.7%	25,619	5.4%
General and administrative expenses	26,325	5.6%	29,090	6.1%
Depreciation and amortization	52,065	—%	55,928	—%
Transaction, severance and related litigation costs	725	0.2%	570	0.1%
Asset impairments	1,591	0.3%	—	—%
Total operating costs and expenses	429,576	91.0%	424,267	89.0%
Operating income	42,686	9.0%	52,476	11.0%
Interest expense	37,671	8.0%	34,123	7.2%
Income before income taxes	$5,015	1.1%	$18,353	3.8%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended July 1, 2018 Compared to the Three months ended July 2, 2017
Revenues
Company venue sales were $212.2 million for the second quarter of 2018 compared to $207.1 million for the second quarter of 2017, primarily attributable to a 1.0% increase in comparable venue sales and a $4.6 million increase in net breakage related to PlayPass compared to the second quarter of 2017, offset by a $1.2 million decrease in revenue due to temporary store closures.
Franchise fees and royalties increased from $4.6 million to $5.2 million primarily due to the impact of new revenue recognition guidance which was effective for us on January 1, 2018. Franchise fees and royalties for the second quarter of 2018 increased $0.6 million related to the recognition of our national advertising fund contributions as revenue, rather than netted against advertising expense (see “Advertising Expense” below).
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.8% for the second quarter of 2018 compared to 23.4% for the second quarter of 2017. The marginal increase in the cost of food and beverage on a percentage basis in the second quarter of 2018 was primarily driven by mix shift related to a promotion on chicken wing packages during the second quarter of 2018.

The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.3% for the second quarter of 2018 compared to 6.2% for the second quarter of 2017. The increase in the cost of entertainment and merchandise on a percentage basis in the second quarter of 2018 was impacted by an increase in PlayPass related supplies as a result of PlayPass being deployed to all of our Company-owned venues compared to 459 venues at the end of the second quarter of 2017 and due to the impact of various tests related to time based play and “More Tickets” in certain of our venues during the second quarter of 2018.
Labor expenses were $62.6 million in the second quarter of 2018 compared to $60.4 million in the second quarter of 2017. The increase in the second quarter of 2018 reflects a 4.7% increase in our average hourly wage rate, driven by mandated minimum wage rate increases, partially offset by a reduction in hours.
Other venue operating expenses were $37.1 million in the second quarter of 2018 compared to $36.0 million in the second quarter of 2017. The increase was primarily driven by an increase in self-insurance expense associated with general liability claims, an increase in common area maintenance expenses, and increased expenses related to the production of new menu panels and inserts in connection with the launch of time based play in all of our domestic Company-operated venues.
Advertising Expense
Advertising expense was $13.0 million in the second quarter of 2018 compared to $12.2 million in the second quarter of 2017. Advertising expense for the second quarter of 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense for the second quarter of 2018 would have been $12.4 million (see “Revenues” above).
General and Administrative Expenses
General and administrative expenses were $13.4 million in the second quarter of 2018 compared to $13.7 million in the second quarter of 2017. The decrease in general and administrative expenses in the second quarter of 2018 is primarily due to cost reductions implemented in the first quarter of 2018, partially offset by an increase in legal fees related to venue related incidents.
Depreciation and Amortization
Depreciation and amortization was $25.5 million in the second quarter of 2018 compared to $27.6 million in the second quarter of 2017. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives throughout the past year.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.2 million in the second quarter of 2018 compared to $0.5 million in the second quarter of 2017. The Transaction, severance and related litigation costs relate primarily to legal fees incurred in connection with litigation payments incurred in connection with the merger in 2014 of CEC Entertainment, Inc. with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries (referred to as the “Merger”).
Income Taxes
Our effective income tax rate was 19.5% for the second quarter of 2018 as compared to 35.9% for the second quarter of 2017, and was favorably impacted by the Tax Cuts and Jobs Act signed into law on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%. Our effective income tax rate for the second quarter of 2018 differs from the statutory tax rate primarily due to state income taxes, the favorable impact of employment-related federal income tax credits offset by the negative impact of nondeductible litigation costs related to the Merger, non-deductible penalties, and state tax legislation enacted during the quarter that increased the amount of income subject to state taxation and changed state income tax rates. Our effective income tax rate for the second quarter of 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits partially offset by the negative impact of non-deductible litigation costs related to the Merger.

Six months ended July 1, 2018 Compared to Six months ended July 2, 2017
Revenues
Company venue sales were $461.7 million for the first six months of 2018 compared to $467.5 million for the first six months of 2017, primarily attributable to a 2.4% decrease in comparable venue sales, offset partially by a $6.4 million decrease in deferred revenue related to PlayPass compared to the first six months of 2017, and revenue from new venue openings.
Franchise fees and royalties increased from $9.3 million to $10.6 million primarily due to the impact of new revenue recognition guidance which resulted in $1.3 million of national advertising fund contributions from franchisees being recorded as revenue, rather than netted against advertising expense in 2018 (see “Advertising Expense” below).
Company Venue Operating Costs
The cost of food and beverage, as a percentage of food and beverage sales, was 23.4% for the first six months of 2018 compared to 23.0% for the first six months of 2017. The increase in the cost of food and beverage on a percentage basis in the first six months of 2018 was driven primarily by a change in sales mix and an increase in beverage costs.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.2% for the first six months of 2018 compared to 6.2% for the first six months of 2017. The cost of entertainment and merchandise on a percentage basis in the first six months of 2018 compared to the first six months of 2017 was impacted by an increase in PlayPass related supplies as a result of PlayPass now being deployed to all of our Company-owned venues, compared to 268 venues at the beginning of 2017, and due to the impact of various tests related to time based play and “More Tickets” in certain of our venues during the second quarter of 2018.
Labor expenses were $130.0 million for the first six months of 2018 compared to $126.7 million for the first six months of 2017. Increased minimum wage rates in several states, fully offset a decrease in labor hours as a result of lower sales volumes in the first six months of 2018 compared to the first six months of 2017.
Other venue operating costs were $75.1 million in the first six months of 2018 compared to $72.7 million in the first six months of 2017. The increase was primarily due to an increase in self-insurance expense associated with general liability claims, increased common area and utility costs, and increased expenses related to the production of new menu boards and panels, partially offset by a decreases in postage and maintenance and repair costs.
Advertising Expense
Advertising expense was $27.0 million in the first six months of 2018 compared to $25.6 million in the first six months of 2017. Advertising expense for the first six months of 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense for the first six months of 2018 would have been $25.7 million (see “Revenues” above).
General and Administrative Expenses
General and administrative expenses were $26.3 million for the first six months of 2018 compared to $29.1 million for the first six months of 2017. The decrease in general and administrative expenses in the first six months of 2018 is primarily due to a decrease in labor related litigation costs, and cost reductions implemented in the first quarter of 2018.
Depreciation and Amortization
Depreciation and amortization was $52.1 million in the first six months of 2018 compared to $55.9 million in the first six months of 2017. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.7 million in the first six months of 2018 compared to $0.6 million in the first six months of 2017. The Transaction, severance and related litigation costs in the first six months of 2018 relate primarily to $0.5 million in legal fees incurred in connection with Merger related litigation and severance payments of $0.2 million. The Transaction, severance and related litigation costs in the first six months of 2017 relate to legal fees incurred in connection with Merger related litigation.

Income Taxes
Our effective income tax rate for the six months ended July 1, 2018 was 35.1% as compared to 38.5% for the six months ended July 2, 2017, and was favorably impacted by the TCJA signed into law on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%. Our effective income tax rate for the six months ended July 1, 2018 differs from the statutory tax rate primarily due to state income taxes, the favorable impact of employment-related federal income tax credits and a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary partially offset by the negative impact of nondeductible litigation costs related to the Merger and non-deductible penalties. In addition, our effective income tax rate for the six months ended July 1, 2018 was negatively impacted by certain state tax legislation enacted during the quarter that increased the amount of income subject to state taxation and changed state income tax rates. Our effective income tax rate for the six months ended July 2, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits partially offset by the negative impact of non-deductible litigation costs related to the Merger.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Six Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Net cash provided by operating activities	$65,025	$76,602
Net cash used in investing activities	(37,418)	(48,883)
Net cash provided by (used in) financing activities	(5,874)	328
Effect of foreign exchange rate changes on cash	49	239
Change in cash, cash equivalents and restricted cash	$21,782	$28,286
Interest paid	$35,906	$31,861
Income taxes paid, net	$421	$7,716

	July 1, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$88,887	$67,200
Restricted cash	$207	$112
Term loan facility	$727,700	$731,500
Senior notes	$255,000	$255,000
Available unused commitments under revolving credit facility	$141,000	$140,100
Sources and Uses of Cash - Six months ended July 1, 2018 Compared to the Six months ended July 2, 2017
Net cash provided by operating activities was $65.0 million in the six months ended July 1, 2018 compared to $76.6 million in the six months ended July 2, 2017. The decrease in net cash provided by operating activities is primarily due to a decrease in net income and fluctuations in our working capital.
Net cash used in investing activities was $37.4 million in the six months ended July 1, 2018 compared to $48.9 million in the six months ended July 2, 2017. Net cash used in investing activities in the six months ended July 1, 2018 and July 2, 2017 relates primarily to capital expenditures.
Net cash used in financing activities was $5.9 million in the six months ended July 1, 2018, relating primarily to principal payments on our term loan and other lease related obligations. Net cash provided by financing activities of $0.3 million in the six months ended July 2, 2017 related primarily to sale leaseback proceeds of $4.1 million, partially offset by a $1.4 million return of capital.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. As of July 1, 2018, we had no borrowings outstanding under the revolving credit facility and $9.0 million and $9.9 million of letters of credit issued but undrawn under the facility as of July 1, 2018 and December 31, 2017, respectively.
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
During the six months ended July 1, 2018, the federal funds rate ranged from 1.34% to 1.92%, the prime rate ranged from 4.5% to 5.0% and the one-month LIBOR ranged from 1.55% to 2.10%.
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
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first six months of 2018, we completed 144 game enhancements and 5 major remodels. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first six months of 2018 totaled approximately $37.9 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	July 1, 2018	July 2, 2017
	(in thousands)
Growth capital spend (1)	$10.768	$28,890
Maintenance capital spend (2)	25,256	16,304
IT capital spend	1,858	3,916
Total Capital Spend	$37,882	$49,110
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2018 will total approximately $75 million to $85 million, inclusive of maintenance capital, growth capital and IT related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of July 1, 2018, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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
Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and certain other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Note 6 “Indebtedness and Interest Expense” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” and above under the heading “Financial Condition, Liquidity and Capital Resources - Debt Financing”).

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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands, except percentages)
Total revenues	$217,358	$211,784	$472,262	$476,743
Net income as reported	$(8,965)	$(5,930)	$3,256	$11,292
Interest expense	19,113	17,061	37,671	34,123
Income tax expense	(2,174)	(3,317)	1,759	7,061
Depreciation and amortization	25,493	27,623	52,065	55,928
Asset Impairments	1,591	—	1,591	—
Loss on asset disposals, net (1)	801	1,961	2,038	3,716
Unrealized loss on foreign exchange (2)	339	—	695	—
Non-cash stock-based compensation (3)	163	186	227	336
Rent expense book to cash (4)	2,015	1,856	4,188	2,836
Franchise revenue, net cash received (5)	322	(254)	742	(344)
Impact of purchase accounting (6)	—	569	—	785
Venue pre-opening costs (7)	2	248	25	488
One-time and unusual items (8)	702	947	1,467	3,213
Change in deferred amusement revenue (9)	(5,237)	(676)	(2,006)	4,368
Adjusted EBITDA	$34,165	$40,274	$103,718	$123,802
Adjusted EBITDA Margin	15.7%	19.0%	22.0%	26.0%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

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

(8)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) sales and use tax refunds relating to prior periods; (v) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees incurred to enhance transfer pricing and to implement PlayPass; (vi) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; and (vii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative that we began in 2016.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $727.7 million as of July 1, 2018, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.3 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended July 1, 2018 and July 2, 2017, the average cost of a block of cheese was $1.68 and $1.79, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.2 million and $0.3 million for the three months ended July 1, 2018 and July 2, 2017, respectively. For the six months ended July 1, 2018 and July 2, 2017, the average cost of a block of cheese was $1.69 and $1.74, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.5 million for the six months ended July 1, 2018 and $0.6 million for the six months ended July 2, 2017, respectively.
For the three months ended July 1, 2018 and July 2, 2017, the average cost of dough per pound was $0.47 and $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million  for both the three months ended July 1, 2018 and July 2, 2017, respectively. For the six months ended July 1, 2018 and July 2, 2017, the average cost of dough per pound was $0.48 and $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million for both the six months ended July 1, 2018 and July 2, 2017.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-owned venues in Canada. For the three and six months ended July 1, 2018, our Canadian venues generated operating losses of $0.2 million and $0.5 million, respectively, compared to our consolidated operating income of $8.0 million and $42.7 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the six months ended July 1, 2018 were $0.751 and $0.814, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and six months ended July 1, 2018 would have decreased our reported consolidated operating results by less than $0.1 million for both the three and six months ended July 1, 2018.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 1, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE.

ITEM 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description

10.1*	Incremental Assumption Agreement (Extended Revolving Facility Commitment) dated as of May 8, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

August 10, 2018	By:	/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director

August 10, 2018	By:	/s/ Dale R. Black
Dale R. Black
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Incremental Assumption Agreement (Extended Revolving Facility Commitment) dated as of May 8, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.