Form 10-Q
period 2018-09-30
CEC ENTERTAINMENT INC
filed 2018-11-09
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$84,429	$67,200
Restricted cash	23	112
Accounts receivable	18,898	20,061
Income taxes receivable	9,749	10,960
Inventories	22,069	22,000
Prepaid expenses	24,579	20,398
Total current assets	159,747	140,731
Property and equipment, net	542,896	570,021
Goodwill	484,438	484,438
Intangible assets, net	477,872	480,377
Other noncurrent assets	21,104	19,477
Total assets	$1,686,057	$1,695,044
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Capital lease obligations, current portion	634	596
Accounts payable	36,140	31,374
Accrued expenses	37,927	36,616
Unearned revenues	17,787	21,050
Accrued interest	2,760	8,277
Other current liabilities	5,000	4,776
Total current liabilities	107,848	110,289
Capital lease obligations, less current portion	12,528	13,010
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	962,402	965,213
Deferred tax liability	110,921	114,186
Accrued insurance	9,484	8,311
Other noncurrent liabilities	226,652	221,887
Total liabilities	1,429,835	1,432,896
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of September 30, 2018 and December 31, 2017	—	—
Capital in excess of par value	359,411	359,233
Accumulated deficit	(101,430)	(95,199)
Accumulated other comprehensive loss	(1,759)	(1,886)
Total stockholder’s equity	256,222	262,148
Total liabilities and stockholder’s equity	$1,686,057	$1,695,044

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
REVENUES:
Food and beverage sales	$94,023	$98,255	$308,658	$320,085
Entertainment and merchandise sales	121,611	110,633	368,633	356,274
Total company venue sales	215,634	208,888	677,291	676,359
Franchise fees and royalties	5,311	4,459	15,917	13,731
Total revenues	220,945	213,347	693,208	690,090
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	22,520	23,974	72,774	75,014
Cost of entertainment and merchandise	9,874	7,430	27,676	22,771
Total cost of food, beverage, entertainment and merchandise	32,394	31,404	100,450	97,785
Labor expenses	65,028	61,220	194,994	187,958
Rent expense	23,851	24,259	72,615	71,484
Other venue operating expenses	38,232	40,561	113,363	113,277
Total company venue operating costs	159,505	157,444	481,422	470,504
Other costs and expenses:
Advertising expense	11,058	12,083	38,010	37,702
General and administrative expenses	13,193	13,575	39,519	42,665
Depreciation and amortization	24,739	27,136	76,804	83,064
Transaction, severance and related litigation costs	(263)	128	463	698
Asset impairments	5,344	1,843	6,935	1,843
Total operating costs and expenses	213,576	212,209	643,153	636,476
Operating income	7,369	1,138	50,055	53,614
Interest expense	19,069	17,451	56,740	51,574
Income (loss) before income taxes	(11,700)	(16,313)	(6,685)	2,040
Income tax expense (benefit)	(2,213)	(5,221)	(454)	1,840
Net income (loss)	$(9,487)	$(11,092)	$(6,231)	$200

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income (loss)	$(9,487)	$(11,092)	$(6,231)	$200
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(172)	648	127	1,187
Comprehensive income (loss)	$(9,659)	$(10,444)	$(6,104)	$1,387

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,231)	$200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,804	83,064
Deferred income taxes	(3,314)	(5,220)
Stock-based compensation expense	169	520
Amortization of lease related liabilities	(749)	(411)
Amortization of original issue discount and deferred debt financing costs	3,284	3,410
Loss on asset disposals, net	2,551	5,457
Asset impairments	6,935	1,843
Non-cash rent expense	4,109	3,562
Other adjustments	531	18
Changes in operating assets and liabilities:
Accounts receivable	2,016	2,678
Inventories	(84)	(4,499)
Prepaid expenses	(3,479)	1,195
Accounts payable	886	1,775
Accrued expenses	3,847	(2,097)
Unearned revenues	(3,263)	5,952
Accrued interest	(5,291)	(4,891)
Income taxes receivable	1,994	425
Deferred landlord contributions	1,760	1,210
Net cash provided by operating activities	82,475	94,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,202)	(71,910)
Development of internal use software	(1,992)	(2,520)
Proceeds from sale of property and equipment	464	424
Net cash used in investing activities	(56,730)	(74,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(5,700)	(5,700)
Repayments on note payable	—	(13)
Proceeds from sale leaseback transaction	—	4,073
Payment of debt financing costs	(395)	—
Payments on capital lease obligations	(442)	(340)
Payments on sale leaseback obligations	(2,119)	(1,789)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital	—	1,447
Net cash used in financing activities	(8,656)	(2,322)
Effect of foreign exchange rate changes on cash	51	492
Change in cash, cash equivalents and restricted cash	17,140	18,355
Cash, cash equivalents and restricted cash at beginning of period	67,312	61,291
Cash, cash equivalents and restricted cash at end of period	$84,452	$79,646

	Nine Months Ended
	September 30, 2018	October 1, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$59,229	$53,076
Income taxes paid, net	$867	$6,635
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,659	$2,772

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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $1.8 million and $1.7 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. Our contributions to the Association Funds are eliminated in consolidation. On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). As a result of the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018, certain reclassifications have been made in our Consolidated Statements of Cash Flows to conform with the current period presentation.
For further details regarding the impact of these new accounting standards on our Consolidated financial statements see “Recently Issued Accounting Guidance” - “Accounting Guidance Adopted” - below.
We reclassified $1.8 million and $5.6 million, respectively, of depreciation and amortization for the three and nine months ended October 1, 2017 which was previously included in “General and administrative expenses” and we reclassified “Depreciation and amortization” of $25.3 million and $77.5 million, respectively, for the three and nine months ended October 1, 2017 from “Company venue operating costs” to a single classification as “Depreciation and amortization” now shown in “Other costs and expenses” in our Consolidated Statements of Earnings, to conform to the current period’s presentation.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 and October 1, 2017 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
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
(iii) ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, as a result of the adoption of these amendments, we reclassified $0.1 million of restricted cash into cash, cash equivalents and restricted cash as of October 1, 2017 for a total balance of $79.6 million, which resulted in a reduction in net cash provided by operating activities of less than $0.1 million in the Consolidated Statement of Cash Flows for the nine months ended October 1, 2017. The adoption of these amendments did not impact net cash used in investing or financing activities for the six months ended October 1, 2017.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The adoption of these amendments also requires us to reconcile our cash balance on our Consolidated Statements of Cash Flows to the cash balance on our Consolidated Balance Sheets, as well as make disclosures about the nature of restricted cash balances. A reconciliation of “Cash and cash equivalents” and “Restricted cash” as presented in our Consolidated Balance Sheets for the periods presented and “Cash, cash equivalents and restricted cash” as presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and October 1, 2017 is as follows:

	September 30, 2018	December 31, 2017	October 1, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$84,429	$67,200	$79,427	$61,023
Restricted cash	23	112	219	268
Cash, cash equivalents and restricted cash	$84,452	$67,312	$79,646	$61,291
__________________

(1)
Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs (see Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of the Association Funds).

(iv) ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on a prospective basis. This amendment eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We early adopted this amendment on January 1, 2018. The adoption of this amendment did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements. This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. The new guidance will be effective for us beginning December 31, 2018. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Target Improvements. This standard allows entities to change their date of initial application to the beginning of the period of adoption. Additionally, this update amends ASC 842 to include a practical expedient under which lessors are not required to separate lease and nonlease components. The new guidance will be effective for us beginning December 31, 2018. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This ASU will be effective for us for annual and interim periods beginning on December 31, 2020. Early adoption of this standard is permitted.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We do not expect the adoption of this ASU to have a material impact on our results of operations, financial position and cash flows.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract . Under this standard  customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This ASU will be effective for us for annual and interim periods beginning on December 30, 2020. Early adoption of this standard is permitted and may be applied either prospectively to eligible costs incurred on or after the date of the new guidance or retrospectively. We do not expect the adoption of this ASU to have a material impact on our results of operations, financial position and cash flows.
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
ASU 2016-10 requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the related franchise agreement or the renewal period. Historically, we recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we completed all of our material obligations and initial services. Additionally, our national advertising fund receipts from Association members are now accounted for on a gross basis as “Franchise fees and royalties,” when historically they were netted against “Advertising expense.” Revenue related to advertising contributions from our franchisees was $0.8 million and $2.6 million in the three and nine months ended September 30, 2018, respectively, and is recorded in “Franchise fees and royalties” in our Consolidated Statement of Earnings.
Liabilities relating to unused game credits, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the nine months ended September 30, 2018:

	Balance at			Balance at
	January 1, 2018	Revenue Deferred	Revenue Recognized	September 30, 2018
	(in thousands)
PlayPass related deferred revenue	$12,035	$48,368	$(52,119)	$8,284
Gift card related deferred revenue	3,868	4,215	(4,912)	3,171
Unearned franchise and development fees	4,274	534	(62)	4,746
Other unearned revenues	873	19,726	(19,013)	1,586
Total unearned revenue	$21,050	$72,843	$(76,106)	$17,787

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Property and Equipment
Asset Impairments
During the three and nine months ended September 30, 2018 we recognized impairment charges of $5.3 million and $6.9 million, primarily related to eight and nine venues, respectively. During the three and nine months ended October 1, 2017, we recognized asset impairment charges of  $1.8 million primarily related to five venues. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various competitive and economic factors in the market in which the venues are located. As of September 30, 2018, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charge, was $5.1 million for venues impaired in 2018.
4. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at September 30, 2018:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Favorable lease agreements (1)	10	14,880	(8,274)	6,606
Franchise agreements	25	53,300	(8,734)	44,566
		$494,880	$(17,008)	$477,872
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

Amortization expense related to favorable lease agreements was $0.3 million and $0.4 million for the three months ended September 30, 2018 and October 1, 2017, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2018 and October 1, 2017, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $0.5 million for both the three months ended September 30, 2018 and October 1, 2017, respectively, and $1.5 million for both the nine months ended September 30, 2018 and October 1, 2017, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
5. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	September 30, 2018	December 31, 2017
	(in thousands)
Trade and other amounts payable	$25,476	$20,492
Book overdraft	10,664	10,882
Accounts payable	$36,140	$31,374

The book overdraft balance represents checks issued but not yet presented to banks.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	September 30, 2018	December 31, 2017
	(in thousands)
Term loan facility	$725,800	$731,500
Senior notes	255,000	255,000
Total debt outstanding	980,800	986,500
Less:
Unamortized original issue discount	(1,288)	(1,694)
Deferred financing costs, net	(9,510)	(11,993)
Current portion of term loan facility	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$962,402	$965,213
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The term loan facility requires scheduled quarterly payments equal to 0.25% of the original principal amount from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. We had no borrowings outstanding and $9.0 million and $9.9 million, respectively of issued but undrawn letters of credit under the revolving credit facility as of September 30, 2018 and December 31, 2017, respectively.
On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020.  In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving credit facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal equal to at least 75% (subject to step-downs based on our net first lien senior secured leverage ratio) of the amount of excess cash flow that exceeds $10 million less any optional prepayments of principal that may have occurred during the fiscal year and (b) we shall not incur additional first lien debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. The maturity date of the amount of the revolving credit facility that was not extended remains February 14, 2019.
The term loan was issued net of $3.8 million of original issue discount. We also paid $17.8 million and $3.8 million in debt financing costs related to the term loan facility and revolving credit facility (inclusive of costs incurred in connection with the May 8, 2018 incremental assumption agreement), respectively. All debt financing costs were capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs related to the term loan facility are amortized over the life of the term loan facility, and the deferred financing costs related to the revolving credit facility are being amortized through November 16, 2020, and are included in “Interest expense” on our Consolidated Statements of Earnings.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the nine

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

months ended September 30, 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility was 3.25%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. During the nine months ended September 30, 2018 the commitment fee rate was 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
During the nine months ended September 30, 2018, the federal funds rate ranged from 1.34% to 2.18%, the prime rate ranged from 4.50% to 5.25% and the one-month LIBOR ranged from 1.55% to 2.26%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 5.7% and 4.7% for the nine months ended September 30, 2018 and October 1, 2017, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “senior notes”). The senior notes bear interest at a rate of 8.0% per year payable February 15th and August 15th each year and mature on February 15, 2022. We may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for both the nine months ended September 30, 2018 and October 1, 2017, which included amortization of deferred financing costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Term loan facility (1)	$9,946	$8,014
Senior notes	5,083	5,083
Capital lease obligations	394	434
Sale leaseback obligations	2,628	2,647
Amortization of deferred financing costs	923	1,001
Other	95	272
Total interest expense	$19,069	$17,451

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Term loan facility (1)	$28,747	$23,240
Senior notes	15,248	15,248
Capital lease obligations	1,253	1,264
Sale leaseback obligations	7,880	7,949
Amortization of deferred financing costs	2,878	3,004
Other	734	869
Total interest expense	$56,740	$51,574
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.3% for the nine months ended September 30, 2018 and 5.6% for the nine months ended October 1, 2017, respectively.
We were in compliance with the debt covenants in effect as of September 30, 2018 for both the secured credit facilities and the senior notes.
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information on our financial instruments as of the periods presented:

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,366	$7,600	$7,220
Long-term portion (2)	971,912	930,715	977,206	937,662
Bank indebtedness and other long-term debt:	$979,512	$938,081	$984,806	$944,882
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
During the nine months ended September 30, 2018 and October 1, 2017, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
8. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	September 30, 2018	December 31, 2017
	(in thousands)
Sale leaseback obligations, less current portion	$175,589	$177,933
Deferred rent liability	30,946	27,951
Deferred landlord contributions	8,276	6,282
Long-term portion of unfavorable leases	4,176	5,453
Other	7,665	4,268
Total other noncurrent liabilities	$226,652	$221,887

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Federal and state income taxes	$(2,451)	$(5,533)
Foreign income taxes (1)	238	312
Income tax benefit	$(2,213)	$(5,221)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Federal and state income taxes	$(1,167)	$1,145
Foreign income taxes (1)	713	695
Income tax expense (benefit)	$(454)	$1,840
_________________
(1)    Including foreign taxes withheld.
Our effective income tax rates for the three and nine months ended September 30, 2018 were 18.9% and 6.8%, respectively, as compared to 32.0% and 90.2%, respectively, for the three and nine months ended October 1, 2017. Our effective income tax rate for the three and nine months ended September 30, 2018 was impacted by the reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017, return-to-provision adjustments including those related to the true up of provisional estimates provided in 2017 to account for the impact of the TCJA pursuant to SAB118, and the impact of employment-related federal income tax credits, offset by the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties, a net increase in our liability for uncertain tax positions, and state and foreign taxes. Our effective income tax rate for the nine months ended September 30, 2018 was further impacted by the unfavorable results of state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation and a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary recorded in the first quarter. Our effective income tax rates for the three and nine months ended October 1, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment-related federal income tax credits.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the TCJA. Pursuant to SAB118, we included provisional estimates for the impact of the TJCA in our consolidated financial statements for the fiscal year ended December 31, 2017, noting that actual results may differ from the provisional estimates, due to, among other things, changes in our interpretations and assumptions relating to the changes made by the TCJA and additional guidance that is anticipated to be issued by the U.S. Treasury and Internal Revenue Service regarding (i) the newly enacted increase in bonus depreciation for qualifying assets acquired and placed in service after September 27, 2017, (ii) the expansion of the limitation under Section 162(m) relating to the deductibility of executive compensation in excess of $1.0 million, and (iii) the one-time transition tax, net of foreign tax credits and operating losses, on earnings of foreign subsidiaries that were previously deferred from U.S. tax. SAB118 further states that any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified and not to extend beyond the one-year measurement provided in SAB 118. During the nine months ended September 30, 2018, we recognized a $0.5 million return-to-provision adjustment discrete tax benefit relating to the provisional estimates required to account for TCJA that normally would not have impacted our effective tax rate (deductions in 2017’s tax return at 35% with the offset to deferred taxes at 21%). The final adjustments to the provisional estimates will be completed in the fourth quarter of 2018.
For the periods presented herein, we have used the year-to-date effective tax rate (the “discrete method”), as prescribed by ASC 740-270, Accounting for Income Taxes-Interim Reporting when a reliable estimate of the estimated annual rate cannot be made. We believe at this time, the use of the discrete method is more appropriate than the annual effective tax rate method

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Our liability for uncertain tax positions (excluding interest and penalties) was $4.6 million as of September 30, 2018 and $3.9 million as of December 31, 2017 and if recognized would decrease our provision for income taxes by $3.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits and resolve uncertain tax positions as a result of expiring statutes of limitations or payment. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $3.9 million within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits as of September 30, 2018 and December 31, 2017 was $1.1 million and $1.0 million, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
10. Stock-Based Compensation Arrangements:
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of September 30, 2018 and the activity for the nine months ended September 30, 2018 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 31, 2017	2,349,288	$9.00
Options Granted	112,769	$13.73
Options Exercised	(7,745)	$9.96
Options Forfeited	(421,614)	$10.47
Outstanding stock options, September 30, 2018	2,032,698	$8.93	5.8	$—
Stock options expected to vest, September 30, 2018	1,386,999	$9.12	5.9	$—
Exercisable stock options, September 30, 2018	491,588	$8.32	5.5	$—

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of September 30, 2018, we had $0.7 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 2.9 years.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Stock-based compensation costs	$(55)	$187
Portion capitalized as property and equipment (1)	(3)	(3)
Stock-based compensation expense recognized	$(58)	$184

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Stock-based compensation costs	$178	$531
Portion capitalized as property and equipment (1)	(9)	(11)
Stock-based compensation expense recognized	$169	$520
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

11. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the nine months ended September 30, 2018:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net loss	—	—	—	(6,231)	—	(6,231)
Other comprehensive income	—	—	—	—	127	127
Stock-based compensation costs	—	—	178	—	—	178
Balance September 30, 2018	200	$—	$359,411	$(101,430)	$(1,759)	$256,222

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$80,543	$2,278	$1,608	$—	$84,429
Restricted cash	—	—	23	—	23
Accounts receivable	24,805	3,058	4,465	(3,681)	28,647
Inventories	16,854	4,937	278	—	22,069
Prepaid expenses	13,867	10,062	650	—	24,579
Total current assets	136,069	20,335	7,024	(3,681)	159,747
Property and equipment, net	467,580	68,992	6,324	—	542,896
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	15,193	462,679	—	—	477,872
Intercompany	67,181	77,548	—	(144,729)	—
Investment in subsidiaries	482,913	—	—	(482,913)	—
Other noncurrent assets	7,641	13,429	34	—	21,104
Total assets	$1,609,601	$694,397	$13,382	$(631,323)	$1,686,057
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	624	—	10	—	634
Accounts payable and accrued expenses	50,629	40,261	3,724	—	94,614
Other current liabilities	4,489	511	—	—	5,000
Total current liabilities	63,342	40,772	3,734	—	107,848
Capital lease obligations, less current portion	12,482	—	46		12,528
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	962,402	—	—	—	962,402
Deferred tax liability	97,698	15,265	(2,042)	—	110,921
Intercompany	—	121,193	27,217	(148,410)	—
Other noncurrent liabilities	217,455	18,188	493	—	236,136
Total liabilities	1,353,379	195,418	29,448	(148,410)	1,429,835
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,411	466,114	3,241	(469,355)	359,411
Retained earnings (deficit)	(101,430)	32,865	(17,675)	(15,190)	(101,430)
Accumulated other comprehensive income (loss)	(1,759)	—	(1,632)	1,632	(1,759)
Total stockholder's equity	256,222	498,979	(16,066)	(482,913)	256,222
Total liabilities and stockholder's equity	$1,609,601	$694,397	$13,382	$(631,323)	$1,686,057

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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$79,871	$12,854	$1,298	$—	$94,023
Entertainment and merchandise sales	108,461	10,380	2,770	—	121,611
Total company venue sales	188,332	23,234	4,068	—	215,634
Franchise fees and royalties	441	4,302	568	—	5,311
International Association assessments and other fees	221	9,588	8,862	(18,671)	—
Total revenues	188,994	37,124	13,498	(18,671)	220,945
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,700	3,348	472	—	22,520
Cost of entertainment and merchandise	9,306	391	177	—	9,874
Total cost of food, beverage, entertainment and merchandise	28,006	3,739	649	—	32,394
Labor expenses	58,818	4,976	1,234	—	65,028
Rent expense	21,719	1,630	502	—	23,851
Other venue operating expenses	43,711	3,500	830	(9,809)	38,232
Total company venue operating costs	152,254	13,845	3,215	(9,809)	159,505
Advertising expense	8,984	1,150	9,786	(8,862)	11,058
General and administrative expenses	5,017	8,499	(323)	—	13,193
Depreciation and amortization	21,429	2,807	503	—	24,739
Transaction, severance and related litigation costs	(262)	(1)	—	—	(263)
Asset impairments	2,505	2,836	3	—	5,344
Total operating costs and expenses	189,927	29,136	13,184	(18,671)	213,576
Operating income (loss)	(933)	7,988	314	—	7,369
Equity in earnings (loss) in affiliates	5,444	—	—	(5,444)	—
Interest expense	18,205	692	172	—	19,069
Income (loss) before income taxes	(13,694)	7,296	142	(5,444)	(11,700)
Income tax expense (benefit)	(4,207)	2,113	(119)	—	(2,213)
Net income (loss)	$(9,487)	$5,183	$261	$(5,444)	$(9,487)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(172)	—	(172)	172	(172)
Comprehensive income (loss)	$(9,659)	$5,183	$89	$(5,272)	$(9,659)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$83,413	$13,234	$1,608	$—	$98,255
Entertainment and merchandise sales	88,551	19,174	2,908	—	110,633
Total company venue sales	171,964	32,408	4,516	—	208,888
Franchise fees and royalties	506	3,953	—	—	4,459
International Association assessments and other fees	364	7,702	8,294	(16,360)	—
Total revenues	172,834	44,063	12,810	(16,360)	213,347
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	19,916	3,519	539	—	23,974
Cost of entertainment and merchandise	6,807	432	191	—	7,430
Total cost of food, beverage, entertainment and merchandise	26,723	3,951	730	—	31,404
Labor expenses	55,252	4,729	1,239	—	61,220
Rent expense	22,066	1,624	569	—	24,259
Other venue operating expenses	43,731	3,817	1,079	(8,066)	40,561
Total company venue operating costs	147,772	14,121	3,617	(8,066)	157,444
Advertising expense	8,670	1,085	10,622	(8,294)	12,083
General and administrative expenses	4,526	9,003	46	—	13,575
Depreciation and amortization	24,126	2,515	495	—	27,136
Transaction, severance and related litigation costs	128	—	—	—	128
Asset impairments	1,824	14	5	—	1,843
Total operating costs and expenses	187,046	26,738	14,785	(16,360)	212,209
Operating income (loss)	(14,212)	17,325	(1,975)	—	1,138
Equity in earnings (loss) in affiliates	(10,551)	—	—	10,551	—
Interest expense	15,902	1,353	196	—	17,451
Income (loss) before income taxes	(40,665)	15,972	(2,171)	10,551	(16,313)
Income tax expense (benefit)	(29,573)	25,067	(715)	—	(5,221)
Net income (loss)	$(11,092)	$(9,095)	$(1,456)	$10,551	$(11,092)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	648	—	648	(648)	648
Comprehensive income (loss)	$(10,444)	$(9,095)	$(808)	$9,903	$(10,444)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$264,130	$40,250	$4,278	$—	$308,658
Entertainment and merchandise sales	324,231	36,255	8,147	—	368,633
Total company venue sales	588,361	76,505	12,425	—	677,291
Franchise fees and royalties	1,441	12,661	1,815	—	15,917
International Association assessments and other fees	794	28,339	27,951	(57,084)	—
Total revenues	590,596	117,505	42,191	(57,084)	693,208
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	60,432	10,845	1,497	—	72,774
Cost of entertainment and merchandise	25,972	1,238	466	—	27,676
Total cost of food, beverage, entertainment and merchandise	86,404	12,083	1,963	—	100,450
Labor expenses	176,106	15,065	3,823	—	194,994
Rent expense	65,417	5,638	1,560	—	72,615
Other venue operating expenses	129,006	10,882	2,634	(29,159)	113,363
Total company venue operating costs	456,933	43,668	9,980	(29,159)	481,422
Advertising expense	28,742	4,511	32,682	(27,925)	38,010
General and administrative expenses	13,539	25,336	644	—	39,519
Depreciation and amortization	67,073	8,253	1,478	—	76,804
Transaction, severance and related litigation costs	197	266	—	—	463
Asset Impairments	2,591	4,341	3	—	6,935
Total operating costs and expenses	569,075	86,375	44,787	(57,084)	643,153
Operating income (loss)	21,521	31,130	(2,596)	—	50,055
Equity in earnings (loss) in affiliates	19,869	—	—	(19,869)	—
Interest expense	53,833	2,446	461	—	56,740
Income (loss) before income taxes	(12,443)	28,684	(3,057)	(19,869)	(6,685)
Income tax expense (benefit)	(6,212)	6,526	(768)	—	(454)
Net income (loss)	$(6,231)	$22,158	$(2,289)	$(19,869)	$(6,231)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	127	—	127	(127)	127
Comprehensive income (loss)	$(6,104)	$22,158	$(2,162)	$(19,996)	$(6,104)

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended October 1, 2017
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$274,411	$40,959	$4,715	$—	$320,085
Entertainment and merchandise sales	296,197	52,097	7,980	—	356,274
Total company venue sales	570,608	93,056	12,695	—	676,359
Franchise fees and royalties	1,411	12,320	—	—	13,731
International Association assessments and other fees	1,054	28,791	26,900	(56,745)	—
Total revenues	573,073	134,167	39,595	(56,745)	690,090
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	62,847	10,671	1,496	—	75,014
Cost of entertainment and merchandise	21,037	1,236	498	—	22,771
Total cost of food, beverage, entertainment and merchandise	83,884	11,907	1,994	—	97,785
Labor expenses	170,089	14,108	3,761	—	187,958
Rent expense	65,168	4,678	1,638	—	71,484
Other venue operating expenses	129,415	10,360	3,373	(29,871)	113,277
Total company venue operating costs	448,556	41,053	10,766	(29,871)	470,504
Advertising expense	27,921	4,345	32,310	(26,874)	37,702
General and administrative expenses	14,663	27,806	196	—	42,665
Depreciation and amortization	74,171	7,334	1,559	—	83,064
Transaction, severance and related litigation costs	698	—	—	—	698
Asset impairment	1,824	14	5	—	1,843
Total operating costs and expenses	567,833	80,552	44,836	(56,745)	636,476
Operating income (loss)	5,240	53,615	(5,241)	—	53,614
Equity in earnings (loss) in affiliates	28,096	—	—	(28,096)	—
Interest expense	47,730	3,345	499	—	51,574
Income (loss) before income taxes	(14,394)	50,270	(5,740)	(28,096)	2,040
Income tax expense (benefit)	(14,594)	18,263	(1,829)	—	1,840
Net income (loss)	$200	$32,007	$(3,911)	$(28,096)	$200

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,187	—	1,187	(1,187)	1,187
Comprehensive income (loss)	$1,387	$32,007	$(2,724)	$(29,283)	$1,387

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:	$68,801	$17,888	$(4,214)	$—	$82,475

Cash flows from investing activities:
Purchases of property and equipment	(38,536)	(15,512)	(1,154)	—	(55,202)
Development of internal use software	(1,484)	(508)	—	—	(1,992)
Proceeds from sale of property and equipment	464	—	—	—	464
Cash flows provided by (used in) investing activities	(39,556)	(16,020)	(1,154)	—	(56,730)

Cash flows from financing activities:
Net proceeds from senior term loan, net of original issue discount					—
Repayments on senior term loan	(5,700)	—	—	—	(5,700)
Payment of debt financing costs	(395)	—	—	—	(395)
Payments on capital lease obligations	(436)	—	(6)	—	(442)
Payments on sale leaseback transactions	(2,119)	—	—	—	(2,119)
Cash flows provided by (used in) financing activities	(8,650)	—	(6)	—	(8,656)
Effect of foreign exchange rate changes on cash	—	—	51	—	51
Change in cash, cash equivalents and restricted cash	20,595	1,868	(5,323)	—	17,140
Cash, cash equivalents and restricted cash at beginning of period	59,948	410	6,954	—	67,312
Cash, cash equivalents and restricted cash at end of period	$80,543	$2,278	$1,631	$—	$84,452

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended October 1, 2017
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$68,568		$24,632		$991		$—		$94,191

Cash flows from investing activities:
Purchases of property and equipment	(49,735)		(21,407)		(768)		—		(71,910)
Development of internal use software	—		(2,520)		—		—		(2,520)
Proceeds from the sale of property and equipment	424		—		—		—		424
Cash flows provided by (used in) investing activities	(49,311)	—	(23,927)	—	(768)	—	—	—	(74,006)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)		—		—		—		(5,700)
Repayments on note payable	—		(13)		—		—		(13)
Proceeds from sale leaseback transaction	4,073		—		—		—		4,073
Payments on capital lease obligations	(335)		—		(5)		—		(340)
Payments on sale leaseback transactions	(1,789)		—		—		—		(1,789)
Return of capital	1,447		—		—		—		1,447
Cash flows provided by (used in) financing activities	(2,304)	—	(13)	—	(5)	—	—	—	(2,322)
Effect of foreign exchange rate changes on cash	—		—		492		—		492
Change in cash, cash equivalents and restricted cash	16,953	—	692	—	710	—	—	—	18,355
Cash, cash equivalents and restricted cash at beginning of period	53,088		1,158		7,045		—		61,291
Cash, cash equivalents and restricted cash at end of period	$70,041		$1,850		$7,755		$—		$79,646
13. Related Party Transactions:
We reimburse Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. These expenses totaled $0.1 million and less than $0.1 million for the three months ended September 30, 2018 and October 1, 2017, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. These expenses are included in “General and administrative expenses” in our Consolidated Statements of Earnings.
We utilize an Apollo portfolio company to provide security services to certain of our venues. These expenses totaled approximately $0.2 million for both the three months ended September 30, 2018 and October 1, 2017, and $0.7 million for both the nine months ended September 30, 2018 and October 1, 2017, in connection with services provided by this Apollo portfolio company. These expenses are included in “Other venue operating expenses” in our Consolidated Statements of Earnings.
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
Employment-Related Litigation: On October 10, 2014, former General Manager Richard Sinohui filed a purported class action lawsuit against CEC Entertainment in the Superior Court of California, Riverside County (the “Sinohui Litigation”), claiming to represent other similarly-situated current and former General Managers of CEC Entertainment in California during the period October 10, 2010 to the present. The lawsuit sought an unspecified amount in damages and to certify a class based on allegations that CEC Entertainment wrongfully classified current and former California General Managers as exempt from overtime protections; that such General Managers worked more than 40 hours a week without overtime premium pay, paid rest periods, and paid meal periods; and that CEC Entertainment failed to provide accurate itemized wage statements or to pay timely wages upon separation from employment, in violation of the California Labor Code, California Business and Professions Code, and the applicable Wage Order issued by the California Industrial Welfare Commission. The plaintiff also alleged that CEC Entertainment failed to reimburse General Managers for certain business expenses, including for personal cell phone usage and mileage, in violation of the California Labor Code; he also asserted a claim for civil penalties under the California Private Attorneys General Act (“PAGA”). On December 5, 2014, CEC Entertainment removed the Sinohui Litigation to the U.S. District Court for the Central District of California, Southern Division. On March 16, 2016, the Court issued an order denying in part and granting in part Plaintiff’s Motion for Class Certification. Specifically, the Court denied Plaintiff’s motion to the extent that he sought to certify a class on Plaintiff’s misclassification and wage statement claims, but certified a class with respect to Plaintiff’s claims that CEC Entertainment had wrongfully failed to reimburse him for cell phone expenses and/or mileage. On June 14, 2016, the Court dismissed Sinohui’s PAGA claim. After participating in mediation on April 19, 2017, the parties agreed to settle all of Sinohui’s individual and class claims. Pursuant to the basic terms of their settlement, Sinohui will grant a complete release to CEC Entertainment on behalf of himself and the class of all claims that he asserted or could have asserted against the Company, based on the facts that gave rise to the certified reimbursement claim in the Sinohui Litigation, in exchange for the Company’s settlement payment. On December 13, 2017, the Court entered its order granting preliminary approval of the parties’ settlement, and on October 2, 2018, the Court entered an order granting final approval of the settlement. CEC Entertainment has fully complied with its payment and other obligations under the settlement. The settlement of this lawsuit has not had a material adverse effect on our results of operations, financial position, liquidity or capital resources.
On January 30, 2017, former Technical Manager Kevin French filed a purported class action lawsuit against the Company in the U. S. District Court for the Northern District of California (“the French Federal Court Lawsuit”), alleging that CEC Entertainment failed to pay overtime wages, failed to issue accurate itemized wage statements, failed to pay wages due upon separation of employment, and failed to reimburse for certain business expenses, including for mileage and personal cell phone usage, in violation of the California Labor Code and federal law, and seeking to certify separate classes on his federal and state claims. On October 30, 2017, the parties conducted a mediation. At the conclusion of the mediation, the parties agreed to settle all of French’s class and individual claims. Pursuant to the parties’ agreement, on November 14, 2017, the Federal Court Lawsuit was dismissed, and on November 15, 2017, Plaintiff filed a new lawsuit in Superior Court of San Bernadino County, California (the “French State Court Lawsuit”). The French State Court Lawsuit carried forward only the California state law claims alleging a failure to reimburse for business expenses, and sought to certify a class of CEC California Senior Assistant Managers, Assistant Managers, Technical Managers and Assistant Technical Managers who were authorized to drive on behalf of CEC from January 30, 2013 through April 27, 2018. On December 20, 2017, further pursuant to the parties’
settlement, Plaintiff filed a Notice of Settlement. The Court entered an order preliminarily approving of the parties’ settlement on May 17, 2018, and on October 18, 2018, the Court entered an order granting final approval of the settlement. CEC Entertainment has fully complied with its payment and other obligations under the settlement. The settlement of this lawsuit has not had a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed. On September 9, 2018, the Court accepted the Special Master’s recommendations and dismissed the lawsuit in its entirety. On October 8, 2018, the Plaintiff in the Consolidated Shareholder Litigation filed a notice of appeal of the District Court’s decision. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Peter Piper, Inc. Litigation: On September 8, 2016, Diane Jacobson filed a purported class action lawsuit against Peter Piper, Inc. (“Peter Piper”) in the U.S. District Court for the District of Arizona, Tucson Division (the “Jacobson Litigation”). The plaintiff claims to represent other similarly-situated consumers who, within the two years prior to the filing of the Jacobson Litigation, received a printed receipt on which Peter Piper allegedly printed more than the last five digits of the consumer’s credit/debit card number, in violation of the Fair and Accurate Credit Transactions Act. On November 11, 2016, Peter Piper filed a motion to dismiss the Jacobson Litigation. After the plaintiff filed her opposition to the Motion to Dismiss and Peter Piper filed its reply in support thereof, the motion was submitted to the Court for ruling on December 22, 2016. On February 2, 2017, the Court stayed the Jacobson Litigation pending the decision of the U.S. Ninth Circuit Court of Appeals in Noble v. Nevada Check Cab Corp., a case that presented an issue for decision that is relevant to Peter Piper’s motion to dismiss. On March 9, 2018, the Ninth Circuit issued its decision in the Noble case, setting precedent that favors Peter Piper’s position in the Jacobson Litigation. Based on the appellate court’s decision in that case, on March 15, 2018 Peter Piper filed a motion to lift the stay and requesting that the trial court grant its motion to dismiss. On June 28, 2018, the magistrate judge issued a report recommending that the District Court grant Peter Piper’s motion to dismiss and dismiss the plaintiff’s claims without prejudice to their refiling. On August 3, 2018, the District Court accepted the magistrate judge’s recommendation and entered an order dismissing the lawsuit without prejudice to its refiling. The plaintiff did not appeal the District Court’s order, so it is now final and the case is concluded.

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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of more sophisticated options for adults. We operate 557 venues and have an additional 197 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of September 30, 2018.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Number of Company-operated venues:
Beginning of period	559	564	562	559
New (1)	1	—	1	3
Acquired from franchisee	—	—	—	2
Closed (1)	(3)	(2)	(6)	(2)
End of period	557	562	557	562
Number of franchised venues:
Beginning of period	196	193	192	188
New	1	—	7	7
Acquired from franchisee	—	—	—	(2)
Closed	—	(2)	(2)	(2)
End of period	197	191	197	191
Total number of venues:
Beginning of period	755	757	754	747
New (1)	2	—	8	10
Acquired from franchisee	—	—	—	—
Closed (1)	(3)	(4)	(8)	(4)
End of period	754	753	754	753
__________________

(1)	The number of new and closed Company-operated venues during the three and nine months ended September 30, 2018 included one store that was relocated.
Key Measure of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-owned venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	September 30, 2018		October 1, 2017
	(in thousands, except percentages)
Food and beverage sales	$94,023	43.6%	$98,255	47.0%
Entertainment and merchandise sales	121,611	56.4%	110,633	53.0%
Total company venue sales	$215,634	100.0%	$208,888	100.0%

	Nine Months Ended
	September 30, 2018		October 1, 2017
	(in thousands, except percentages)
Food and beverage sales	$308,658	45.6%	$320,085	47.3%
Entertainment and merchandise sales	368,633	54.4%	356,274	52.7%
Total company venue sales	$677,291	100.0%	$676,359	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	September 30, 2018		October 1, 2017
	(in thousands, except percentages)
Total company venue sales	$215,634	97.6%	$208,888	97.9%
Franchise fees and royalties	5,311	2.4%	4,459	2.1%
Total revenues	220,945	100.0%	213,347	100.0%
Company venue operating costs:
Cost of food and beverage (1)	22,520	24.0%	23,974	24.4%
Cost of entertainment and merchandise (2)	9,874	8.1%	7,430	6.7%
Total cost of food, beverage, entertainment and merchandise (3)	32,394	15.0%	31,404	15.0%
Labor expenses (3)	65,028	30.2%	61,220	29.3%
Rent expense (3)	23,851	11.1%	24,259	11.6%
Other venue operating expenses (3)	38,232	17.7%	40,561	19.4%
Total company venue operating costs (3)	159,505	74.0%	157,444	75.4%
Other costs and expenses:
Advertising expense	11,058	5.0%	12,083	5.7%
General and administrative expenses	13,193	6.0%	13,575	6.4%
Depreciation and amortization	24,739	11.2%	27,136	12.7%
Transaction, severance and related litigation costs	(263)	(0.1)%	128	0.1%
Asset impairments	5,344	2.4%	1,843	0.9%
Total operating costs and expenses	213,576	96.7%	212,209	99.5%
Operating income	7,369	3.3%	1,138	0.5%
Interest expense	19,069	8.6%	17,451	8.2%
Loss before income taxes	$(11,700)	(5.3)%	$(16,313)	(7.6)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

	Nine Months Ended
	September 30, 2018		October 1, 2017
	(in thousands, except percentages)
Total company venue sales	$677,291	97.7%	$676,359	98.0%
Franchise fees and royalties	15,917	2.3%	13,731	2.0%
Total revenues	693,208	100.0%	690,090	100.0%
Company venue operating costs:
Cost of food and beverage (1)	72,774	23.6%	75,014	23.4%
Cost of entertainment and merchandise (2)	27,676	7.5%	22,771	6.4%
Total cost of food, beverage, entertainment and merchandise (3)	100,450	14.8%	97,785	14.5%
Labor expenses (3)	194,994	28.8%	187,958	27.8%
Rent expense (3)	72,615	10.7%	71,484	10.6%
Other venue operating expenses (3)	113,363	16.7%	113,277	16.7%
Total company venue operating costs (3)	481,422	71.1%	470,504	69.6%
Other costs and expenses:
Advertising expense	38,010	5.5%	37,702	5.5%
General and administrative expenses	39,519	5.7%	42,665	6.2%
Depreciation and amortization	76,804	—%	83,064	—%
Transaction, severance and related litigation costs	463	0.1%	698	0.1%
Asset impairments	6,935	1.0%	1,843	0.3%
Total operating costs and expenses	643,153	92.8%	636,476	92.2%
Operating income	50,055	7.2%	53,614	7.8%
Interest expense	56,740	8.2%	51,574	7.5%
Income before income taxes	$(6,685)	(1.0)%	$2,040	0.3%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended September 30, 2018 Compared to the Three months ended October 1, 2017
Revenues
Company venue sales were $215.6 million for the third quarter of 2018 compared to $208.9 million for the third quarter of 2017, primarily attributable to a 2.2% increase in comparable venue sales and a $5.3 million increase in net breakage related to PlayPass compared to the third quarter of 2017, offset by a $1.5 million decrease in revenue due to temporary store closures and a net reduction of four Company-operated venues.
Franchise fees and royalties increased from $4.5 million to $5.3 million primarily due to the impact of new revenue recognition guidance which was effective for us on January 1, 2018. Franchise fees and royalties for the third quarter of 2018 increased $0.8 million related to the recognition of our national advertising fund contributions as revenue, rather than netted against advertising expense (see “Advertising Expense” below).
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 15.0% for both the third quarter of 2018 and the third quarter of 2017 as a sales shift towards higher margin Entertainment and merchandise sales from food and beverage sales was offset by cost pressures.
The cost of food and beverage, as a percentage of food and beverage sales, was 24.0% for the third quarter of 2018 compared to 24.4% for the third quarter of 2017. The decrease in the cost of food and beverage on a percentage basis in the third quarter of 2018 was primarily driven by lower commodity prices and a mix shift to higher margin items during the third quarter of 2018.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 8.1% for the third quarter of 2018 compared to 6.7% for the third quarter of 2017. The increase in the cost of entertainment and merchandise on a percentage basis in the third quarter of 2018 was impacted by a combination of the national launch of time based play and “More Tickets” in all of our Chuck E. Cheese Company-operated venues during the third quarter of 2018.
Labor expenses, as a percentage of sales, were 30.2% in the third quarter of 2018 compared to 29.3% in the third quarter of 2017. The increase in Labor expenses as a percentage of sales in the third quarter of 2018 reflects an increase in our average hourly wage rate, driven by mandated minimum wage rate increases, partially offset by a reduction in hours.
Other venue operating expenses, as a percentage of sales, improved 170 basis points in the third quarter of 2018 as we focused on improving productivity. The decrease in Other venue operating costs as a percentage of sales was primarily driven by property and inventory losses incurred in the third quarter of 2017 in connection with Hurricanes Harvey and Irma, as well as a decrease in insurance costs associated with general liability claims and business interruption insurance proceeds received in the third quarter of 2018 related to one of our venues that was temporarily closed due to a fire.
Advertising Expense
Advertising expense was $11.1 million in the third quarter of 2018 compared to $12.1 million in the third quarter of 2017. Advertising expense for the third quarter of 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense in the third quarter of 2018 would have been $10.3 million, compared to $12.1 million in the third quarter of 2017 (see “Revenues” above). Advertising expense for the third quarter of 2018 reflects a decrease in purchases of national television and print media.
General and Administrative Expenses
General and administrative expenses were $13.2 million in the third quarter of 2018 compared to $13.6 million in the third quarter of 2017. The decrease in general and administrative expenses in the third quarter of 2018 is primarily due to savings initiatives implemented in the first quarter of 2018, partially offset by an increase in incentive compensation as a result of improved sales.
Depreciation and Amortization
Depreciation and amortization was $24.7 million in the third quarter of 2018 compared to $27.1 million in the third quarter of 2017. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives throughout the past year.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $(0.3) million in the third quarter of 2018 compared to $0.1 million in the third quarter of 2017. The Transaction, severance and related litigation costs in the third quarter of 2018 reflect an insurance settlement received relating to legal fees incurred in prior years.
Asset Impairments
In the third quarter of 2018, we recognized an asset impairment charge of $5.3 million primarily related to eight venues, of which one was previously impaired. In the third quarter of 2017 we recognized an asset impairment charge of $1.8 million primarily related to five venues, of which two were previously impaired. We continue to operate all but one of these venues. The impairment charge was based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the markets in which the venues are located.
Income Taxes
Our effective income tax rate was 18.9% for the third quarter of 2018 as compared to 32.0% for the third quarter of 2017. Our effective income tax rate for 2018 was favorably impacted by the reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017, return-to-provision adjustments including those related to the true up of provisional estimates provided in 2017 to account for the impact of the TCJA pursuant to SAB118, and the impact of employment-related federal income tax credits offset by the unfavorable impact of nondeductible litigation costs related to the Merger, nondeductible penalties, a net increase in our liability for uncertain tax positions, and state and foreign taxes. Our effective income tax rates for the third quarter of 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment related federal income tax credits.
Nine months ended September 30, 2018 Compared to Nine months ended October 1, 2017
Revenues
Company venue sales were $677.3 million for the first nine months of 2018 compared to $676.4 million for the first nine months of 2017. The increase in Company venue sales for the first nine months of 2018 was primarily attributable to the recognition of $3.7 million in net breakage revenue related to PlayPass for the first nine months of 2018 compared to a net deferral of $7.9 million the first nine months of 2017, offset partially by a 1.0% decrease in comparable venue sales, a $3.3 million decrease in revenue due to temporary store closures and a net reduction of three Company-operated venues.
Franchise fees and royalties increased from $13.7 million to $15.9 million primarily due to the impact of new revenue recognition guidance which resulted in $2.6 million of national advertising fund contributions from franchisees being recorded as revenue, rather than netted against advertising expense in 2018 (see “Advertising Expense” below).
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.8% for first nine months of 2018 compared to 14.5% for the first nine months of 2017 as a sales shift towards higher margin Entertainment and merchandise sales from food and beverage sales was offset by cost pressures, primarily related to the impact of new initiatives launched by the Company.
The cost of food and beverage, as a percentage of food and beverage sales, was 23.6% for the first nine months of 2018 compared to 23.4% for the first nine months of 2017. The increase in the cost of food and beverage on a percentage basis in the first nine months of 2018 was driven primarily by a change in sales mix and an increase in beverage costs.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.5% for the first nine months of 2018 compared to 6.4% for the first nine months of 2017. The cost of entertainment and merchandise on a percentage basis in the first nine months of 2018 compared to the first nine months of 2017 was impacted by a combination of the impact of time based play and “More Tickets” which were launched nationally during the third quarter of 2018, and by an increase in PlayPass related supplies as a result of PlayPass now being deployed to all of our Company-owned venues, compared to 268 venues at the beginning of 2017.
Labor expenses, as a percentage of sales, were 28.8% for the first nine months of 2018 compared to 27.8% for the first nine months of 2017. Increased minimum wage rates in several states fully offset a decrease in labor hours in the first nine months of 2018 compared to the first nine months of 2017.
Other venue operating costs, as a percentage of sales, were 16.7% in both the first nine months of 2018 and 2017. An increase in common area and utility costs, and increased expenses related to the production of new menu boards and panels in the first nine months of 2018, offset decreases related to the impact of property and inventory losses in the third quarter of 2017 in connection with Hurricanes Harvey and Irma, as well as business interruption insurance proceeds received in the third quarter of 2018 related to one of our venues that was temporarily closed due to a fire.
Advertising Expense
Advertising expense was $38.0 million in the first nine months of 2018 compared to $37.7 million in the first nine months of 2017. Advertising expense for the first nine months of 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense for the first nine months of 2018 would have been $35.5 million (see “Revenues” above). Advertising expense for the first nine months of 2018 reflects a decrease in national media costs and a decrease in advertising for our Peter Piper Pizza venues.
General and Administrative Expenses
General and administrative expenses were $39.5 million for the first nine months of 2018 compared to $42.7 million for the first nine months of 2017. The decrease in general and administrative expenses in the first nine months of 2018 is primarily due to a decrease in labor related litigation costs, and savings initiatives implemented in the first quarter of 2018.

Depreciation and Amortization
Depreciation and amortization was $76.8 million in the first nine months of 2018 compared to $83.1 million in the first nine months of 2017. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.5 million in the first nine months of 2018 compared to $0.7 million in the first nine months of 2017. The Transaction, severance and related litigation costs in the first nine months of 2018 relate primarily to $0.2 million in legal fees incurred in connection with Merger related litigation and severance payments of $0.3 million. The Transaction, severance and related litigation costs in the first nine months of 2017 relate to legal fees incurred in connection with Merger related litigation.
Asset Impairments
In the first nine months of 2018, we recognized an asset impairment charge of $6.9 million primarily related to nine venues, of which one was previously impaired. In the first nine months of 2017 we recognized an asset impairment charge of $1.8 million primarily related to five venues, of which two were previously impaired. We continue to operate all but two of these venues. The impairment charge was based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the markets in which the venues are located.
Income Taxes
Our effective income tax rate for the nine months ended September 30, 2018 was 6.8% as compared to 90.2% for the nine months ended October 1, 2017. Our effective income tax rate for 2018 was favorably impacted by the reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017, return-to-provision adjustments including those related to the true up of provisional estimates provided in 2017 to account for the impact of the TCJA pursuant to SAB118, the impact of employment-related federal income tax credits, a one-time adjustment to deferred taxes (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary offset by the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties, a net increase in our liability for uncertain tax positions, state income taxes including the negative impact of state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation and foreign taxes. Our effective income tax rates for the nine months ended October 1, 2017 differed from the statutory rate primarily due to state income taxes and the favorable impact of employment related federal income tax credits.

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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Net cash provided by operating activities	$82,475	$94,191
Net cash used in investing activities	(56,730)	(74,006)
Net cash provided by (used in) financing activities	(8,656)	(2,322)
Effect of foreign exchange rate changes on cash	51	492
Change in cash, cash equivalents and restricted cash	$17,140	$18,355
Interest paid	$59,229	$53,076
Income taxes paid (refunded), net	$867	$6,635

	September 30, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$84,429	$67,200
Restricted cash	23	112
Term loan facility	725,800	731,500
Senior notes	255,000	255,000
Available unused commitments under revolving credit facility	141,000	140,100
Sources and Uses of Cash - Nine months ended September 30, 2018 Compared to the Nine months ended October 1, 2017
Net cash provided by operating activities was $82.5 million in the nine months ended September 30, 2018 compared to $94.2 million in the nine months ended October 1, 2017. The decrease in net cash provided by operating activities is primarily due to a decrease in net income and fluctuations in our working capital.
Net cash used in investing activities was $56.7 million in the nine months ended September 30, 2018 compared to $74.0 million in the nine months ended October 1, 2017. Net cash used in investing activities in the nine months ended September 30, 2018 and October 1, 2017 relates primarily to capital expenditures.
Net cash used in financing activities was $8.7 million in the nine months ended September 30, 2018, relating primarily to principal payments on our term loan and other lease related obligations. Net cash provided by financing activities of $2.3 million in the nine months ended October 1, 2017 related primarily to sale leaseback proceeds of $4.1 million and a $1.4 million return of capital, partially offset by principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021. As of September 30, 2018, we had no borrowings outstanding under the revolving credit facility and $9.0 million and $9.9 million of letters of credit issued but undrawn under the facility as of September 30, 2018 and December 31, 2017, respectively.
On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving facility lenders:  (a)

with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal equal to at least 75% (subject to step-downs based on our net first lien senior secured leverage ratio) of the amount of excess cash flow that exceeds $10 million less any optional prepayments of principal that may have occurred during the fiscal year and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. The maturity date of the amount of the revolving credit facility that was not extended remains February 14, 2019.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.5%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the nine months ended September 30, 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving facility was 3.25% and during the nine months ended October 1, 2017 was 3.00% and 2.75%, respectively.
During the nine months ended September 30, 2018, the federal funds rate ranged from 1.34% to 2.18%, the prime rate ranged from 4.50% to 5.25% and the one-month LIBOR ranged from 1.55% to 2.26%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility was 0.5% per annum and is subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. During the nine months ended September 30, 2018, the commitment fee rate was 0.5% and for the nine months ended October 1, 2017 it was 0.375%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Senior Unsecured Notes
Our senior unsecured notes consist of $255.0 million aggregate principal amount borrowings of 8.000% Senior Notes due 2022 (the “senior notes”) and mature on February 15, 2022. The senior notes bear interest at a rate of 8.000% per year payable February 15th and August 15th of each year and mature on February 15, 2022. We may redeem some or all of the senior notes at certain redemption prices set forth in the indenture governing the senior notes (the “indenture”).
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the first nine months of 2018, we completed 194 game enhancements and 13 major remodels. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first nine months of 2018 totaled approximately $57.2 million.

The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Growth capital spend (1)	$21,157	$42,960
Maintenance capital spend (2)	33,048	26,104
IT capital spend	2,989	5,363
Total Capital Spend	$57,194	$74,427
__________________

(1)	Growth capital spend includes major remodels, venue expansions, our PlayPass initiative and new venue development, including relocations and franchise acquisitions.
(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2018 will total approximately $75 million to $80 million, inclusive of maintenance capital, growth capital and IT related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2018, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for excluding the annualized full year effect of Company-operated and franchised venues that were opened and closed during the year. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(in thousands, except percentages)
Total revenues	$220,945	$213,347	$693,208	$690,090
Net income (loss) as reported	$(9,487)	$(11,092)	$(6,231)	$200
Interest expense	19,069	17,451	56,740	51,574
Income tax expense	(2,213)	(5,221)	(454)	1,840
Depreciation and amortization	24,739	27,136	76,804	83,064
Asset Impairments	5,344	1,843	6,935	1,843
Loss on asset disposals, net (1)	513	1,741	2,551	5,457
Unrealized loss on foreign exchange (2)	(412)	—	283	—
Non-cash stock-based compensation (3)	(58)	184	169	520
Rent expense book to cash (4)	945	1,192	5,133	4,028
Franchise revenue, net cash received (5)	(30)	—	712	(344)
Impact of purchase accounting (6)	—	—	—	785
Venue pre-opening costs (7)	81	155	105	643
One-time and unusual items (8)	44	1,167	1,511	4,379
Adjusted EBITDA (9)	$38,535	$34,556	$144,258	$153,989
Adjusted EBITDA Margin	17.4%	16.2%	20.8%	22.3%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

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

(8)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the merger in 2014 of CEC Entertainment, Inc. with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries (referred to as the “Merger”); (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) sales and use tax refunds relating to prior periods; (v) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees incurred to enhance transfer pricing and to implement PlayPass; (vi) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; and (vii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative that we began in 2016.

(9)
With the continued evolution of our games business from tokens to game play credits and now towards time-based play packages following the implementation of All You Can Play (“AYCP”) in the third quarter of 2018, the impact on our financial results of the fluctuation of the deferred revenue liability related to unused credits on Play Pass cards begins to lessen in importance in understanding our Adjusted EBITDA. Customers continue to see the value of time based play and game play credits continue to decline as a percentage of overall game play.  As a result, the change in the deferred revenue liability relating to unused Play Pass cards has been removed from Adjusted EBITDA for all periods presented.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $725.8 million as of September 30, 2018, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.3 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended September 30, 2018 and October 1, 2017, the average cost of a block of cheese was $1.77 and $1.85, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended September 30, 2018 and October 1, 2017. For the nine months ended September 30, 2018 and October 1, 2017, the average cost of a block of cheese was $1.72 and $1.77, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.8 million for the nine months ended September 30, 2018 and $0.9 million for the nine months ended October 1, 2017, respectively.
For both the three and nine months ended September 30, 2018 and October 1, 2017, the average cost of dough per pound was $0.47 and $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million  for both the three months ended September 30, 2018 and October 1, 2017, and $0.4 million for both the nine months ended September 30, 2018 and October 1, 2017.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-owned venues in Canada. For the three and nine months ended September 30, 2018, our Canadian venues generated operating income of $0.7 million and $0.5 million, respectively, compared to our consolidated operating income of $7.2 million and $49.9 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the nine months ended September 30, 2018 were $0.751 and $0.814, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and nine months ended September 30, 2018 would have decreased our reported consolidated operating results by $0.1 million for both the three and nine months ended September 30, 2018.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE.

ITEM 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Thomas Leverton

10.2	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and J. Roger Cardinale

10.3	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Randy Forsythe

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEC ENTERTAINMENT, INC.

November 9, 2018	By:	/s/ James A. Howell
James A. Howell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2018	By:	/s/ David Rappaport
David Rappaport
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Thomas Leverton

10.2	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and J. Roger Cardinale

10.3	Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Randy Forsythe

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.