Form 10-K
period 2018-12-30
CEC ENTERTAINMENT INC
filed 2019-03-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 1, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant was held by non-affiliates.
As of February 25, 2019, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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

PART I
ITEM 1. Business.
Company Overview
We believe we are a leading family entertainment and dining company, focused on providing an exciting, fun-filled play and food experience for children and parents alike. We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza”(“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere and feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for our guests to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of sophisticated options for adults. We offer families a highly compelling value proposition, where a family of four, for as little as $9 per person, can dine at Chuck E. Cheese's for food, drinks and entertainment, which we believe to be significantly lower than comparable offerings at both casual dining and entertainment alternatives. We believe the combination of wholesome entertainment, family dining and a strong value proposition creates a highly differentiated experience, which appeals to our diverse customer base. We operate 554 venues and have 196 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of December 30, 2018.
In Fiscal 2018, we generated $896.1 million in revenue, $20.5 million of net loss and $175.2 million in Adjusted EBITDA. See Item 6. “Selected Financial Data - Non-GAAP Financial Measures” for additional information about Adjusted EBITDA, a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin.
We have developed iconic brands and a highly loyal customer base through our more than 40-year commitment to being a family-fun and entertainment company. Over the last few years, we have invested in revitalizing our guest experience, revamping our menu offering, modifying our marketing message, and reinvigorating our corporate culture. We have made corresponding investments in technology, staff training, and our physical assets. We believe these significant investments position our Company for sustained growth in the future.
Our Brands
Chuck E. Cheese's: Where A Kid Can Be A Kid. Chuck E. Cheese's was founded in 1977 and is a highly recognized brand that uniquely appeals to our primary customer base of families with children between 2 and 12 years of age. Chuck E. Cheese, our iconic, energetic mouse mascot, performs music and entertainment shows along with his friends, providing free entertainment to our guests and driving strong brand recognition. Chuck E. Cheese's venues feature an open and bright setting, which creates an inviting atmosphere for kids and a good line of sight for parents. Showrooms include approximately 75 games, rides and attractions for kids of all ages, including classic skill games, such as arcade basketball, Skee-Ball and Whack-a-Mole, as well as the Ticket Blaster machine where birthday guests can grab as many tickets as possible in 30 seconds. In the third quarter of 2018 we launched All You Can Play (“AYCP”), a first-of-its-kind gaming experience that allows kids access to play every game at Chuck E. Cheese’s as many times as they want on any day, without any restrictions, in all our domestic Company-operated Chuck E. Cheese’s venues. Our menu features fresh, hand-made pizza, sandwiches, boneless and bone-in chicken wings, desserts and beverages, including beer and wine. We also offer high-energy musical entertainment and live performances featuring our iconic Chuck E. Cheese character with frequent appearances on our showroom and gameroom floor. As of December 30, 2018, there were 606 Chuck E. Cheese's locations in 47 states and 14 foreign countries and territories, of which 515 are Company-operated.
Peter Piper Pizza: Pizza Made Fresh, Families Made Happy. Peter Piper Pizza serves fresh, high-quality handcrafted food, craft beer and wine, and offers state-of-the-art games for all ages. Venues feature a bold design and contemporary layout, with open kitchens revealing much of the handcrafted food preparation, such as fresh mozzarella being shredded off the block, vegetables being hand-chopped, wings being hand-tossed and our Certified Dough Masters crafting pizzas with made-from-scratch dough. Our large, open dining areas provide an enjoyable atmosphere for families and group events, with attentive staff dedicated to providing an enjoyable and memorable experience to each guest. As of December 30, 2018, there were 144 Peter Piper Pizza locations in the United States (also referred to as “U.S.”) and Mexico, of which 39 are Company-operated.
We believe Peter Piper Pizza is complementary to Chuck E. Cheese's, offering guests a pizza-anchored menu and entertainment in ways that create very different experiences from Chuck E. Cheese's. Peter Piper Pizza is a food-first experience with more sophisticated food offerings (e.g., sriracha pizzas) and a décor/layout package that creates more of a neighborhood pizzeria feel for guests. While the venues offer games, the game packages target older children and are generally placed in the back of the restaurant behind a glass wall to protect the dining experience for adults. With this approach, Peter Piper Pizza is not only popular with families, but also attracts a guest base that includes many adults without children. In addition to everyday visits for the excellent food, adults without families are common customers for the day-time buffet on their weekday lunch break and frequently choose Peter Piper Pizza's carryout option, which can also be ordered online.
During the fiscal year ended December 30, 2018, approximately 57% and 27% of our Company-operated venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively, was from entertainment and merchandise. For the same period, food and beverage made up 43% and 73% of company venue revenue for Chuck E. Cheese's and Peter Piper Pizza, respectively.
Our Company has benefited from the 2014 acquisition of Peter Piper Pizza through the implementation of best corporate practices and synergies from both brands. Peter Piper Pizza has benefited from lower procurement costs under CEC Entertainment's ownership, as Chuck E. Cheese's is one of the largest purchasers of arcade games in the United States. We believe the combination of Chuck E. Cheese's and Peter Piper Pizza positions our brands for sustained growth through the realization of synergies and further implementation of best corporate practices across our brands.
Although these brands are complementary in many ways, we believe that these are distinct concepts that do not directly compete. Peter Piper Pizza operates smaller venues with a primary emphasis on food, resulting in an older customer demographic with higher frequency visits.
Our Competitive Strengths

We attribute our success in large part to our established recognized brands, our unique and differentiated experience, our value-oriented family experience, our diversified and resilient business model and our experienced management team. Our venues are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese’s venues, guest Wi-Fi in all our venues, and live television in our Peter Piper Pizza venues, can be experienced free of charge. We also offer our guests packaged offerings whereby they can receive a combination of food, drinks and game credits, time blocks or tokens at discounted prices. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.
Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and margins and expanding our venues domestically and internationally.
Increase Comparable Venue Sales. Our core strategy to grow comparable venue sales is achieved by protecting and enhancing the service provided to children through a lively, kid-friendly atmosphere, while improving the experience for adults. During 2018, we delivered experience enhancements through technology investments, attractive game-play packages, new games, remodels of our venues, and menu innovation.

Recent technology investments allow us to offer more compelling offerings to a wider variety of guests:

•
Play Pass card system: In 2018, we completed the deployment of our proprietary Play Pass card system at all Company-operated Chuck E. Cheese’s venues. Guests can purchase “points” on reloadable plastic cards and use these cards to play our games.

•
AYCP: In the third quarter of 2018, we completed the roll-out of AYCP at all of our domestic Company-operated Chuck E. Cheese’s venues. This product leverages our Play Pass card system and allows guests the option to play unlimited games within a specified period of time. As of December 30, 2018, AYCP accounted for approximately 50% of our entertainment revenues.

•
More Tickets: We believe our guests enjoy the thrill of winning tickets and redeeming them for our merchandise. During the third quarter of 2018, we completed the roll-out of higher ticket payouts at our redemption games, coupled with a smaller adjustment to the ticket “prices” of our merchandise.

•
Gameplay promotions: Play Pass technology allows us to vary pricing and offerings by geography and day part within a venue. During 2018, we began offering guests promotions that included discounts during slow school days, surge pricing on select weekends and holidays, and traffic-driving deals like discounted AYCP.

Other initiatives designed to grow sales:

•
Remodeling our venues to provide a modern, fresh look: In 2017, we began testing a redesigned concept at seven of our Chuck E. Cheese’s venues which carefully targeted areas to improve family experience and comfort. Changes included a new exterior and signage, brighter interiors, art décor on the walls, digital menu boards, a new star dance stage, and pizza windows that allow guests to view the pizza being made. In 2018, we completed 25 remodels and have plans for 60 in 2019.

•
Refreshing and improving our marketing: We focus on connecting with kids via national television, gaming and promotional opportunities. We also focus on connecting with moms through national television advertising, digital advertising, cross-promotional coupons, social media, public relations and e-mail.

•
Improved menu offerings and birthday reservations: We continue to enhance the guest experience by introducing new menu items, attractive packaging, promotional programs and simplifying our online birthday ordering system.

•	“More Cheese” customer loyalty program: In the first quarter of 2018, we launched our first customer loyalty program where guests can earn awards and discounts based on purchases.
Finally, we believe that we can modify pricing, couponing and packaging in select markets across the United States while still continuing to provide our guests with a strong value proposition when compared to other family dining-entertainment options.
Improve Profitability and Margins. Our business model benefits from substantial operating leverage, enabling us to drive margin improvement. We continuously focus on delivering financial performance through expense rationalization across all of our venues and functions. We believe that the deployment of best corporate practices across each of our brands and our corporate functions will yield continued margin improvement. Our general managers at our venues and our corporate management staff typically have revenue, profit and customer satisfaction incentives, which foster a strict focus on both providing a high-quality experience for our guests and expense control. Additionally, we have implemented several new technology investments over the past three years that we believe will drive continued cost savings. These investments include our enhanced labor management tool, a system-wide upgrade of our point-of-sale terminals and an improved venue inventory management system that provides additional visibility into food cost measurements and automates our replenishment cycles. These initiatives have generated cost efficiencies in a number of key areas, including labor, supplies, food and general and administrative expenses, and we expect these cost efficiencies to continue in the future.
Finally, in 2018 we re-aligned the activities of our corporate office in order to more efficiently serve our operators. We expect these efforts to result in approximately $2.5 million in annual savings.
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
As of December 30, 2018, we have 109 international venues operating under franchise arrangements. We plan to grow internationally with existing and new franchise partners. In 2018, we opened 8 new venues collectively in five countries, with one new franchised Chuck E. Cheese venue and one new franchised Peter Piper Pizza venue in the United States and six new franchised Chuck E. Cheese's venues in four other countries.
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
Food and beverage sales represented 45.3%, 47.3% and 45.8% of our Company-operated venue sales during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese’s and Peter Piper Pizza venues has a gameroom area, which includes an array of amusement and entertainment options. These options range from classic arcade, redemption and skill games, such as air hockey, skee-ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese’s, we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and gameroom floor, as well as ongoing entertainment featuring music videos and televised skits. Each Peter Piper Pizza venue also offers flat-screen televisions located throughout the dining area. In the first quarter of 2018, we completed the implementation of Play Pass, a new proprietary game card system, in all of our Chuck E. Cheese’s Company-operated venues. Play Pass is similar to a stored value gift card and allows guests to activate games and rides with their own personal card. In addition, in July 2018 we launched AYCP in all of our domestic Chuck E. Cheese’s Company-operated venues. AYCP, a time based play option, allows guests to play unlimited games within a block of time, increasing the number of games, tickets and prizes over Play Pass. More Tickets provides the thrill of winning a greater number of tickets on redemption games. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.
Entertainment and merchandise sales represented 54.7%, 52.7% and 54.2% of our Company-operated venue sales during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Franchising
As of December 30, 2018, we franchised a total of 91 Chuck E. Cheese’s venues, with 26 venues located in the United States and 65 venues located in 14 foreign countries and territories, and a total of 105 Peter Piper Pizza venues, with 61 venues located in the United States and 44 venues located in Mexico. We have 18 active development and franchise agreements to open 78 Chuck E. Cheese’s venues in 16 countries, and four signed development and franchise agreements with rights to open another 19 Peter Piper Pizza venues in Texas and one signed development and franchise agreement with rights to open another four venues in Mexico. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
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
Royalties, franchise and area development fees and other miscellaneous franchise income represented 2.3%, 2.0% and 2.0% of our total consolidated revenues during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Foreign Operations
As of December 30, 2018, we operated a total of 11 Company-operated venues in Canada. Our Canadian venues generated total revenues of $15.8 million, $16.6 million, and $15.6 million during the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively, representing 1.8%, 1.9% and 1.7% of our total consolidated revenues, respectively. All of our other international venues are franchised.
These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including fluctuations in foreign currency exchange rates, laws and regulations and economic and political stability. See “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.
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
Employees
As of December 30, 2018, we employed approximately 16,800 employees, including approximately 16,400 in the operation of our Company-operated venues and approximately 400 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our venues.
Each Chuck E. Cheese’s and Peter Piper Pizza venue typically employs a general manager, senior assistant manager, one or more assistant managers, an electronics specialist who is responsible for repair and maintenance of the show, games and rides, and approximately 25 to 45 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our venues will fluctuate throughout the year.
Available Information
We make financial information, news releases and other information available on our corporate website at www.chuckecheese.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file these reports and amendments, or furnish them to, the United States Securities and Exchange Commission (“SEC”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.
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
Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups, or government authorities, resulting from food quality, illness, injury or other health concerns, or operating issues stemming from one venue or a limited number of venues. Publicity concerning food-borne illnesses, injuries caused by food tampering, and general safety issues could negatively affect our operations, reputation and brand. Families with young children may be highly sensitive to adverse publicity that may arise from an actual or perceived negative event within one or more of our venues. We have, from time to time, received negative publicity related to altercations and other safety-related incidents in certain of our venues. There can be no assurance that in the future we will not experience negative publicity regarding one or more of our venues, and the existence of negative publicity could adversely affect our brand image and reputation with our guests and our consolidated financial results.
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
Our business may also be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illnesses and contagious diseases. To the extent that extensive publicity relating to such events causes our guests to feel uncomfortable visiting or taking their children to public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in guest traffic, which could adversely affect our consolidated financial results.
If we are unable to successfully open new venues or appropriately update and evolve our current venue base, our business and our consolidated financial results could be adversely affected.
Our ability to increase revenues and improve financial results depends, to a significant degree, on our ability to successfully implement and refine our long-term growth strategy. As part of our long-term growth strategy, we plan to upgrade the games, rides and entertainment in most of our existing venues, remodel certain of our existing venues and open additional new venues in selected markets.
The opening and success of new Chuck E. Cheese's and Peter Piper Pizza venues is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new venues, our ability to obtain, for acceptable cost, building and other permits and approvals including liquor licenses, the potential cannibalization of sales at any adjacent venues located in the market, as well as general economic and business conditions. Our ability to successfully open new venues or remodel, expand or upgrade the entertainment at existing venues will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit facility, future debt financings, future equity offerings, or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new venues on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments.
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
Our long-term growth is dependent on the success of strategic initiatives to effectively market and advertise our concept to our target audience. In recent years, we have made significant changes to our marketing and advertising strategy, including (a) the introduction of an updated Chuck E. Cheese character; (b) a change in the mix of our media expenditures; (c) an increase in advertising directed to parents; and (d) promoting our brand and reasons to visit on television and online. There can be no assurance that these changes to our traditional media strategy, which was heavily weighted towards kids' television advertising, free-standing inserts in newspapers, and significant couponing, will be effective at reaching customers or be accepted by customers. If we are not effective in reaching our target audience with our new marketing and advertising strategy or if these changes are not accepted by guests, we may incur additional advertising costs, and our business and our consolidated financial results could be adversely affected.
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
Purchases at our venues are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our venues are located. A significant portion of our venues are clustered in certain geographic areas. As of December 30, 2018, a total of 181 Chuck E. Cheese's venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 135 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (34 are Company-operated and 101 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our venues are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company venue sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the United States and global economies is uncertain and is directly affected by numerous national and global financial, political and other factors that are beyond our control. Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars, resulting in lower customer traffic levels in our venues. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the United States, Mexican or Canadian economies, leading to a further decrease in discretionary consumer spending. In addition, reduced consumer confidence as a result of a recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, and reduced access to credit may also result in lower levels of traffic to our venues. Moreover, our customer traffic may be impacted by major changes in United States fiscal policy. Also, while the current administration’s policies in many areas are still uncertain at this time, certain types of policies regarding immigration, development and investment could adversely affect our business. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect customer confidence and our business. We believe that consumers generally are more willing to make discretionary purchases, including at our venues, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers' disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our customer traffic and sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our venues, and thereby impact our future sales, and could also result in potential asset impairments and venue closures.
Increases in food, labor, and other operating costs could adversely affect our consolidated financial results.
For the 2018 fiscal year, 45.3% of company venue sales revenue came from food and beverage sales as compared to the 54.7% of company venue sales revenue resulting from entertainment and merchandise sales. As a result, the performance of our venues is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand, and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs could negatively affect our profit margins and adversely affect our consolidated financial results.
Several states and cities in which we operate venues have established a minimum wage higher than the federally-mandated minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additionally, a number of our employees could be subject to changes in federal or state rules and regulations concerning increases to salary and compensation levels necessary for white collar workers to be classified as exempt in 2019 and beyond, as well as state-specific laws governing relative pay for male and female employees and/or employees of different races and/or ethnicities and policies to establish more predictable work schedules. Such changes in the minimum wage and other wage or salary requirements could increase our labor costs and could have an adverse effect on our profit margins and our consolidated financial results.
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
Currently, our international franchisees operate venues in 14 countries. We and our franchisees are subject to the regulatory, economic, and political conditions of any foreign market in which our franchisees operate venues. Any change in the laws, regulations, and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new venues on a timely and profitable basis. Delays or failures in opening new foreign market venue locations could adversely affect our planned growth and result in increased attendant costs.
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
We are also subject to laws and regulations governing our relationship with our employees, including those related to minimum wage requirements, exempt status, overtime, health insurance mandates, working and safety conditions, immigration status requirements, child labor, non- discrimination, and scheduling practices. Additionally, changes in federal labor laws, including card verification regulations, could result in portions of our workforce being subjected to greater organized labor influence, which could result in an increase to our labor costs. A significant portion of our venue personnel are paid at minimum wage rates established by federal, state and municipal law. Increases in the minimum wage result in higher labor costs, which may be only partially offset by price increases and operational efficiencies. We are also subject to certain laws and regulations that govern our handling of customers' personal information. A failure to protect the integrity and security of our customers' personal information could expose us to litigation and regulatory enforcement action, as well as materially damage our reputation.
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
We may face litigation risks from customers, employees, franchisees and other third parties in the ordinary course of business, which could adversely affect our business and our consolidated financial results.
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
Our gift cards are used in our venues to purchase food, beverages, merchandise, game credits and time blocks, and our Play Pass cards are loaded with game credits purchased by our guests. These cards may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws may require us to remit cash amounts equal to all or a designated portion of the unredeemed balance of stored value cards based on certain criteria and the length of time that the cards are inactive or dormant. Our gift cards and Play Pass cards do not expire and do not incur service fees. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote, and we believe remittance pursuant to abandoned and unclaimed property laws is not required.
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
We have experienced, and in the future could experience, quarterly variations in our consolidated revenues and profitability as a result of a variety of factors, many of which are outside our control, including the timing of school vacations, holidays, and changing weather conditions. We typically generate our highest sales volumes and earnings in the first quarter of each fiscal year. If there is a material decrease in the customer traffic in our venues during the first quarter of the year due to unusually cold or inclement weather or other circumstances outside of our control, our operating results could be materially, adversely affected for that quarter and further, may have an adverse effect on our consolidated financial results for the fiscal year.
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
We also may not be able to renew real property leases on favorable terms, or at all, which may require us to close a venue or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition. Of the 515 Company-operated Chuck E. Cheese's venues as of December 30, 2018, 506 are leased. All of the 39 Company-operated Peter Piper Pizza venues as of December 30, 2018 are leased premises. The leases typically provide for a base rent and, in some instances additional rent based on a percentage of the revenue generated by the venues on the leased premises once certain thresholds are met. A decision not to renew a lease for a venue could be based on a number of factors, including an assessment of the area in which the venue is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the venues at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such venues to remain profitable as their terms expire, the number of such venues may decrease, resulting in lower revenue from operations, or we may relocate a venue, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our cash operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.
Payments under our operating leases (excluding rental payments on our sale leaseback properties) account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our venues, under operating leases were approximately $93.9 million, or 10.5% of our Total revenues, in fiscal 2018. In addition, as of December 30, 2018, we were a party to operating leases requiring future minimum lease payments aggregating approximately $183.4 million through the next two years and approximately $718.2 million thereafter. We expect that we will lease any new venues we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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
We have engaged in acquisition activity in the past and in the future we may engage in acquisitions or other strategic transactions, such as investments in other entities. Strategic transactions, such as the Peter Piper Pizza acquisition completed in October 2014, involve risks, including those associated with integrating operations or maintaining operations as separate (as applicable); financial reporting; disparate technologies and personnel of acquired companies; the diversion of management's attention from other business concerns; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive and time consuming, and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
We are involved in litigation relating to the Merger Agreement that could divert management's attention and harm our business.
As described in Part 1, Item 3 of this report, “Legal Proceedings,” following the January 16, 2014 announcement that we had entered into a merger agreement (the ‘‘Merger Agreement’’), pursuant to which an entity controlled by Apollo Global Management, LLC (“Apollo”) and its subsidiaries merged with and into CEC Entertainment Inc., with CEC Entertainment Inc. surviving the merger (the ‘‘Merger’’), four putative class actions were filed by 29 shareholders in the District Court of Shawnee County, Kansas, on behalf of our purported stockholders, against us, our directors, Apollo, Queso Holdings Inc. (“Parent”) and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action in March 2014. On July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC and its former directors, adding The Goldman Sachs Group (‘‘Goldman Sachs’’) as a defendant, and removing all Apollo entities as defendants (‘‘Consolidated Class Action Petition’’). The Consolidated Class Action Petition alleges that our directors breached their fiduciary duties to our stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of our board who also served as our senior managers had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed in its entirety. On September 9, 2018, the Plaintiff in the Consolidated Shareholder Litigation filed a notice of appeal of the District Court’s decision. Although CEC Entertainment and its former directors are no longer defendants in the lawsuit, we assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements, and continuing to fund Goldman Sach’s defense of this action is expensive and may divert management’s attention and resources, which could adversely affect our business.
Risks Related to Our Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
We are a highly leveraged company. As of December 30, 2018, we had $978.9 million face value of outstanding indebtedness (excluding capital lease and sale leaseback obligations), in addition to $141.0 million available for borrowing under the revolving credit facility at that date. For the fiscal year ended December 30, 2018, we made total debt service payments of $68.0 million (excluding capital leases, sale leaseback, and fees to extend our revolving credit facility).

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

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the senior notes (as defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing”). These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no future obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations.
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
The following tables summarize information regarding the number and location of venues we and our franchisees operated as of December 30, 2018:

Domestic	Company-operated venues	Franchised venues	Total
Chuck E. Cheese’s	504	26	530
Peter Piper Pizza	39	61	100
Total domestic	543	87	630
International
Chuck E. Cheese’s	11	65	76
Peter Piper Pizza	—	44	44
Total international	11	109	120
Total venues in operation	554	196	750

Domestic	Company- Owned venues	Franchised venues	Total
Alabama	8	1	9
Alaska	1	—	1
Arizona	33	15	48
Arkansas	6	—	6
California	81	4	85
Colorado	9	—	9
Connecticut	4	—	4
Delaware	2	—	2
Florida	33	—	33
Georgia	15	—	15
Hawaii	—	3	3
Idaho	1	—	1
Illinois	21	—	21
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	14	—	14
Massachusetts	10	—	10
Michigan	16	—	16
Minnesota	8	—	8
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	8	—	8
New Hampshire	1	—	1
New Jersey	14	—	14
New Mexico	7	3	10
New York	21	—	21
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	1	20
Oklahoma	6	—	6
Oregon	1	2	3
Pennsylvania	20	—	20
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	66	46	112
Utah	2	—	2
Virginia	12	3	15
Washington	10	1	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	543	87	630

International	Company- Owned venues	Franchised venues	Total
Canada	11	—	11
Chile	—	7	7
Colombia	—	2	2
Costa Rica	—	1	1
Guam	—	1	1
Guatemala	—	2	2
Honduras	—	2	2
Mexico	—	63	63
Panama	—	2	2
Peru	—	3	3
Puerto Rico	—	3	3
Trinidad	—	2	2
Saudi Arabia	—	18	18
United Arab Emirates	—	3	3
Total international	11	109	120
Total venues in operation	554	196	750

Company-operated Venue Leases
Of the 515 Company-operated Chuck E. Cheese’s venues as of December 30, 2018, nine are owned premises and 506 are leased. All of the 39 Company-operated Peter Piper Pizza venues as of December 30, 2018 are leased premises.
The terms of our venue leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 30, 2018, seven of our leases were month-to-month and 37 of our leases were set to expire in 2019. Of those set to expire in 2019, 12 have no available renewal options and the remainder have available renewal options expiring between 2020 and 2039. Our remaining leases are set to expire at various dates through 2037, with available renewal options that expire at various dates through 2054.
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
Corporate Offices and Warehouse Facilities
We lease 55,257 square feet of space in an office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in July 2026 with options to renew through July 2036. Peter Piper Pizza leased a 5,243 square foot office building in Phoenix, Arizona through September 2018, which served primarily as its corporate office. Upon expiration of the lease in September 2018, we relocated our Peter Piper Pizza corporate office to an adjoining office space located at a Peter Piper Pizza venue in Phoenix, Arizona. We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which primarily serves as a storage, distribution and refurbishing facility for our venue fixtures and game equipment. The lease expires in August 2024 with options to renew through August 2034.
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

ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
As of December 30, 2018, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
We did not declare any dividends in 2016, 2017, and 2018.
Our ability to pay and declare dividends is restricted by our secured credit facilities and senior notes. See further discussion of the secured credit facilities and senior notes in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing” and Part II, Item 8. “Financial Statements and Supplementary Data - Note 10. Indebtedness and Interest Expense” of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during Fiscal 2018.

ITEM 6. Selected Financial Data.
The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” (in thousands, except percentages and venue number amounts):

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015 (1)	For the 317 Day Period Ended December 28, 2014 (6)	For the 47 Day Period Ended February 14, 2014 (7)
	Successor (7)	Successor (7)	Successor (7)	Successor (7)	Successor (7)	Predecessor (7)

	(in thousands, except percentages and venue number amounts)
Statements of Earnings Data:
Company venue sales	$875,334	$868,888	$905,314	$905,110	$712,098	$113,556
Total revenues	$896,066	$886,771	$923,653	$922,589	$718,581	$114,243
Operating income (loss)	$50,801	$47,890	$61,452	$55,131	$(32,259)	$2,873
Interest expense	$76,283	$69,115	$67,745	$70,582	$60,952	$1,151
Income taxes	$(5,021)	$(74,291)	$(2,626)	$(2,941)	$(31,123)	$1,018
Net income (loss)	$(20,461)	$53,066	$(3,667)	$(12,510)	$(62,088)	$704

Statement of Cash Flow Data:
Operating activities	$86,790	$104,297	$118,955	$100,613	$48,091	$22,314
Investing activities	$(79,284)	$(93,712)	$(98,439)	$(78,191)	$(1,124,285)	$(9,659)
Financing activities	$(11,547)	$(5,030)	$(10,095)	$(81,599)	$1,168,448	$(13,844)
Non-GAAP Financial Measures:
Adjusted EBITDA (3)	$175,166	$180,800	$207,924	$220,936	$170,456	$24,967
Adjusted EBITDA Margin (4)	19.5%	20.4%	22.5%	23.9%	23.7%	21.9%
Venue-level Data:
Number of venues (end of period):
Company-operated	554	562	559	556	559	NM
Franchised	196	192	188	176	172	NM
	750	754	747	732	731	NM
Comparable venues (end of period) (2)	526	531	529	489	485	NM
Comparable venue sales change (2)	(0.0)%	(4.8)%	2.8%	(0.4)%	NM	NM

	As of	As of	As of	As of	As of	As of
	December 30, 2018	December 31, 2017	January 1, 2017	December 28, 2015	December 28, 2014	February 14, 2014
Balance Sheet Data:
Total assets	$1,666,165	$1,695,044	$1,710,112	$1,733,035	$1,836,113	NM
Total debt (5)	982,121	986,419	989,948	994,448	999,783	NM
Stockholders’ equity	242,571	262,148	206,005	208,546	292,586	NM
Dividends declared	—	—	—	70,000	—	—
_______________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)
We define “comparable venue sales” as sales for our domestic owned company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-owned venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective period. We believe comparable venue sales change to be a key performance indicator within our industry; it is a critical factor in evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable venue sales for Fiscal 2015, and the Successor 2014 period exclude the Peter Piper Pizza venues that were acquired in October 2014 as we had operated them for less than 12 months at the beginning of each respective fiscal year. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. . The comparable venue sales change in the table above is presented on a calendar week basis, excluding the additional week of operations in 2015. On a fiscal basis, excluding the additional week of operations in 2015, comparable venue sales change would have been 3.0% in 2016.

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

(7)
As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on February 15, 2014. The period presented for the period December 29, 2013 through February 14, 2014 represent the operations of the predecessor company (“Predecessor”) and the periods presented after February 14, 2014 represent the operations of the successor company (“Successor”). The financial results for the period December 29, 2013 through February 14, 2014 represent the 47 day Predecessor period.

Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, unrealized gains and losses on foreign exchange, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing”).
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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015 (1)	For the 317 Day Period Ended December 28, 2014	For the 47 Day Period Ended February 14, 2014
	Successor	Successor	Successor	Successor	Successor	Predecessor
		(in thousands, except percentages)
Total revenues	$896,066	$886,771	$923,653	$922,589	$718,581	$114,243

Net income (loss) as reported	$(20,461)	$53,066	$(3,667)	$(12,510)	$(62,088)	$704
Interest expense	76,283	69,115	67,745	70,582	60,952	1,151
Income tax expense (benefit)	(5,021)	(74,291)	(2,626)	(2,941)	(31,123)	1,018
Depreciation and amortization	100,720	109,771	119,569	119,294	118,556	9,883
Non-cash impairments, gain or loss on disposal (2)	10,371	9,241	10,070	8,934	9,841	294
Unrealized gain on foreign exchange (3)	1,255	—	—	—	—	—
Non-cash stock-based compensation (4)	324	606	689	838	703	12,639
Rent expense book to cash (5)	6,982	5,655	7,852	9,100	10,665	(1,190)
Franchise revenue, net cash received (6)	1,632	—	113	1,217	2,585	—
Impact of purchase accounting (7)	—	817	1,380	995	1,496	—
Venue pre-opening costs (8)	183	904	1,591	792	1,166	131
One-time and unusual items (9)	2,898	5,916	5,146	22,448	55,060	(165)
Cost savings initiatives (10)	—	—	62	2,187	2,643	502
Adjusted EBITDA (11)	$175,166	$180,800	$207,924	$220,936	$170,456	$24,967
Adjusted EBITDA Margin	19.5%	20.4%	22.5%	23.9%	23.7%	21.9%
__________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)
Relates primarily to (i) the impairment of Company-operated venues or impairments of long lived assets; (ii) gains or losses upon disposal of property or equipment; and (iii) inventory obsolescence charges in 2015 outside of the ordinary course of business.

(3)
Relates to unrealized gains on the revaluation of our indebtedness with our Canadian subsidiary. Effective January 1, 2018, we no longer consider undistributed income from our Canadian subsidiary to be permanently invested.

(4)	Represents non-cash equity-based compensation expense.

(5)
Represents (i) the removal of the non-cash portion of rent expense relating to the impact of straight-line rent and the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlords incentives and allowances in the period in which it was received.

(6)
Represents the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which we do not start recognizing into revenue until the franchise venue is opened.

(7)	Represents revenue related to unearned gift cards and unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(8)
Relates to start-up and marketing costs incurred prior to the opening of new Company-operated venues and generally consists of payroll, recruiting, training, supplies and rent incurred prior to venue opening.

(9)
Represents non-recurring income and expenses primarily related to (i) accounting, investment banking, legal and other costs incurred in connection with the Merger, the sale leaseback transaction we completed on August 25, 2014 and the acquisition of Peter Piper Pizza (“PPP Acquisition”); (ii) severance expense, executive termination benefits and executive search fees; (iii) one-time integration costs, including consulting fees, accounting service fees, IT system integration costs and travel expenses incurred in connection with the integration of Peter Piper Pizza; (iv) legal fees, claims and settlements related to litigation in respect of the Merger; (v) legal claims and settlements related to employee class action lawsuits and settlements; (vi) one-time costs incurred in connection with the 2015 relocation of our corporate offices; (vii) cash landlord incentives received in 2015 on our new corporate offices; (viii) sales and use tax refunds that relate to prior periods; (ix) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting service fees incurred to obtain sale and use tax refunds from prior periods, to enhance transfer pricing and implement Play Pass, initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions, and costs related to the transition in 2015 to new advertising agencies whereby we were under contract for duplicate advertising costs for a period of time; (x) removing the initial recognition of gift card breakage revenue related to prior years on unredeemed Chuck E. Cheese's gift card balances sold by third parties; (xi) removing insurance recoveries relating to prior year business interruption losses at certain v enues, primarily relating to natural disasters, fires and floods; (xii) removing proceeds received related to the early termination of a venue lease by the property landlord pursuant to a decision by the landlord to demolish the shopping mall where the venue was located; (xiii) one-time costs related to the early termination of a supplier contract in connection with the transition to a new supplier; (xiv) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our Play Pass initiative and the re-imaging effort of the venues in our Chuck E. Cheese portfolio; (xv) one-time marketing expenses related to the grand openings of our re-imaged Chuck E. Cheese venues; and (xv) non-recoverable account balances written off outside of the ordinary course of business.

(10)
Relates to estimated net cost savings primarily from (i) cost savings related to our change from public to private ownership and the elimination of public equity securities upon the closing of the Merger, including reductions in investor relations activities, directors fees, and certain legal and other securities and filing costs; (ii) estimated full-year effect of venue-level cost savings initiatives implemented in 2013, such as the installation of advanced thermostat systems, the replacement of helium-filled balloons with table top balloons, the consolidation of parts suppliers, and the increase in tickets required to redeem prizes; (iii) estimated effect of cost savings following the Merger from participation in Sponsor-leveraged purchasing programs, including various supplies, travel, and communications purchasing categories; (iv) labor cost savings associated with the elimination of certain management positions in connection with the Merger; (v) the full period impact of reduced occupancy costs associated with the relocation of our corporate offices in 2015; (vi) estimated cost savings associated with the integration of Peter Piper Pizza following its acquisition in October 2014, including labor cost savings associated with headcount reductions implemented in 2015; (vii) the full year effect of cost savings associated with upgrades to our telephone communication systems in 2015; and (viii) the estimated incremental costs associated with the new ERP system we implemented at the beginning of Fiscal 2015, net of system optimization costs, and post-Merger insurance arrangements.

(11)
With the continued evolution of our games business from tokens to game play credits and now towards time-based play packages following the implementation of All You Can Play (“AYCP”) in Fiscal 2018, the impact on our financial results of the fluctuation of the deferred revenue liability related to unused credits on Play Pass cards begins to lessen in importance in understanding our Adjusted EBITDA. Customers continue to see the value of time based play and game play credits continue to decline as a percentage of overall game play.  As a result, the change in the deferred revenue liability relating to unused Play Pass cards has been removed from Adjusted EBITDA for all periods presented.

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
Our MD&A includes the following sub-sections:

•	Presentation of Operating Results;

•	Executive Summary;

•	Key Measures of Our Financial Performance and Key Non-GAAP Measures;

•	Key Income Statement Line Item Descriptions;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements and Contractual Obligations;

•	Inflation;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Guidance.
Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 each consisted of 52 weeks. References to 2018, 2017 and 2016 are for the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Executive Summary
General
We develop, operate and franchise family entertainment and dining centers (also referred to as “venues”) under the names “Chuck E. Cheese's” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“The Solution to the Family Night Out”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 554 venues and have an additional 196 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of December 30, 2018.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Twelve Months Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Number of Company-operated venues:
Beginning of period	562	559	556
New	1	6	6
Acquired from franchisee	—	2	—
Closed	(9)	(5)	(3)
End of period	554	562	559
Number of franchised venues:
Beginning of period	192	188	176
New	8	8	16
Acquired from franchisee	—	(2)	—
Closed	(4)	(2)	(4)
End of period	196	192	188
Total number of venues:
Beginning of period	754	747	732
New	9	14	22
Closed	(13)	(7)	(7)
End of period	750	754	747
 __________________

(1)	The number of new and closed Company-operated and Total venues during 2018 included one venue that was relocated.

Our Strategic Plan
Our strategic plan is focused on increasing comparable venue sales, improving profitability and growing new venues domestically and internationally. See discussion of our strategic plan included in Part I, Item 1. “Business - Our Strategic Plan.”
Key Measures of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-operated venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal year. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
Average Sales per Comparable Venue. Average sales per comparable venue is calculated based on the average annual sales of our comparable venue base. Average sales per comparable venue cannot be used to compute year-over year comparable venue sales increases or decreases due to the change in the comparable venue base.

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands, except venue number amounts)
Average sales per comparable venue	$1,587	$1,561	$1,636
Number of venues included in our comparable venue base	526	531	529

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
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-operated venues (“company venue sales”), which consist of the sale of food, beverages, game-play credits, unlimited game-play time blocks, and merchandise. A portion of our company venue sales are from sales of value-priced combination packages generally comprised of food, beverage, and through the end of the second quarter of 2018 game plays and/or time blocks, which we promote through in-venue menu pricing, our website and coupon offerings. Beginning in the third quarter of 2018, we offer combination packages comprised of food and beverage only (“Package Deals”), with game plays and/or time blocks available for purchase separately. Prior to the bifurcation of the “Food and beverage sales” and “Entertainment and merchandise sales” components of combination packages, we allocated the revenues recognized from the sale of combination packages and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
Food and beverage sales include all revenues recognized with respect to stand-alone food and beverage sales, and through the end of the second quarter of 2018, the portion of revenues allocated from combination packages and coupons that relate to food and beverage sales. Entertainment and merchandise sales include all revenues recognized with respect to stand-alone sales of game-play credits and unlimited game-play time blocks, and through the end of the second quarter of 2018, a portion of revenues allocated from combination packages and coupons that relate to entertainment and merchandise.
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn revenues from the sale of equipment and other items or services to franchisees. Historically, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. Effective January 1, 2018, with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606) (“ASU 606”), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. In addition, our national advertising fund receipts from members of the Association are now accounted for on a gross basis as revenue from franchisees, when historically they have been netted against advertising expense.
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•
Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers, and the cost of Play Pass and AYCP cards and writsbands, as well as the cost of tickets dispensed to customers;

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

Advertising expense. Advertising expense includes production costs for television commercials, newspaper inserts, Internet advertising, coupons, media expenses for national and local advertising, consulting fees and other forms of advertising such as social media. Historically, prior to the adoption of ASU 606 on January 1, 2018, advertising expense was partially offset by contributions from our franchisees. Contributions from franchisees are now recognized as revenue from franchisees.
General and administrative expenses. General and administrative expenses represent all costs associated with operating our corporate office, including regional and district management and corporate personnel payroll and benefits, back-office support systems, costs of outsourced functions, and other administrative costs not directly related to the operation of our Company-operated venues.
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
Results of Operations
The following table summarizes our principal sources of Total company venue sales expressed in dollars and as a percentage of Total company venue sales for the periods presented:

	Fiscal Year Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	(in thousands, except percentages)
Food and beverage sales	$396,658	45.3%	$410,609	47.3%	$415,059	45.8%
Entertainment and merchandise sales	478,676	54.7%	458,279	52.7%	490,255	54.2%
Total company venue sales	$875,334	100.0%	$868,888	100.0%	$905,314	100.0%

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	(in thousands, except percentages)
Total company venue sales	$875,334	97.7%	$868,888	98.0%	$905,314	98.0%
Franchise fees and royalties	20,732	2.3%	17,883	2.0%	18,339	2.0%
Total revenues	896,066	100.0%	886,771	100.0%	923,653	100.0%
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage (1)	94,319	23.8%	97,570	23.8%	104,315	25.1%
Cost of entertainment and merchandise (2)	36,650	7.7%	29,948	6.5%	32,014	6.5%
Total cost of food, beverage, entertainment and merchandise (3)	130,969	15.0%	127,518	14.7%	136,329	15.1%
Labor expenses (3)	256,327	29.3%	248,061	28.5%	251,426	27.8%
Rent expense (3)	96,484	11.0%	95,917	11.0%	96,006	10.6%
Other venue operating expenses (3)	150,255	17.2%	149,462	17.2%	148,869	16.4%
Total Company venue operating costs (3)	634,035	72.4%	620,958	71.5%	632,630	69.9%
Other costs and expenses:
Advertising expense	48,198	5.4%	48,379	5.5%	46,142	5.0%
General and administrative expenses	54,850	6.1%	56,482	6.4%	61,011	6.6%
Depreciation and amortization	100,720	11.2%	109,771	12.4%	119,569	12.9%
Transaction, severance and related litigation costs	527	0.1%	1,448	0.2%	1,299	0.1%
Asset impairments	6,935	0.8%	1,843	0.2%	1,550	0.2%
Total operating costs and expenses	845,265	94.3%	838,881	94.6%	862,201	93.3%
Operating income	50,801	5.7%	47,890	5.4%	61,452	6.7%
Interest expense	76,283	8.5%	69,115	7.8%	67,745	7.3%
Loss before income taxes	$(25,482)	(2.8)%	$(21,225)	(2.4)%	$(6,293)	(0.7)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company venue sales.

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

Fiscal 2018 Compared to Fiscal 2017
Revenues
Company venue sales were $875.3 million and $868.9 million for Fiscal 2018 and Fiscal 2017, respectively. The increase in Company venue sales was primarily attributable to the favorable impact of approximately $6.6 million in net breakage related to Play Pass for Fiscal 2018 compared to $2.2 million of net deferral for Fiscal 2017. The favorable impact of the reduction in deferred revenue related to Play Pass was partially offset by a $3.6 million decrease in revenue due to temporary venue closures, and a $2.6 million net decrease in revenue from venues closed in Fiscal 2018 and 2017.
Franchise fees and royalties increased from $17.9 million to $20.7 million primarily due to the impact of new revenue recognition guidance in 2018 which resulted in $3.5 million of national advertising fund contributions from franchisees being recorded as revenue, rather than netted against advertising expense (see “Advertising Expense” below), partially offset by a $0.3 million decrease in revenue recognized from franchise and development fee agreements which as a result of the new revenue recognition guidance are now recognized on a straight-line basis over the life of the related franchise agreement beginning at the time a new franchised location is opened. Historically we recognized revenue from initial franchise and development fees upon the opening of a franchised location. Additionally, Franchise fees and royalties were impacted by a $0.3 million reduction in revenue from the shipment of games to franchisees.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 15.0% and 14.7% for Fiscal 2018 and Fiscal 2017, respectively, as a sales shift towards higher margin entertainment and merchandise sales from food and beverage sales was offset by an increase in redemptions for merchandise, primarily related to the impact of More Tickets, one of the new initiatives launched by the Company in 2018.
The cost of food and beverage as a percentage of food and beverage sales, was 23.8% for both Fiscal 2018 and Fiscal 2017, as a change in sales mix and increased beverage costs in 2018 offset favorability in commodity prices and volume, primarily related to cheese and pepperoni compared to 2017.
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 7.7% and 6.5% for Fiscal 2018 and Fiscal 2017, respectively. The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise in 2018 compared to 2017 primarily reflects a combination of the impact of AYCP and More Tickets which were launched nationally during the third quarter of 2018. Also impacting the cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was an increase in Play Pass related supplies such as cards and wristbands, as a result of Play Pass being deployed to all of our Company-operated venues in 2018 compared to 268 at the beginning of 2017.
Labor expenses, as a percentage of Total company venue sales, were 29.3% and 28.5% for Fiscal 2018 and Fiscal 2017, respectively. Increased minimum wage rates in several states fully offset a decrease in labor hours in Fiscal 2018 compared to Fiscal 2017. Our sales per man hour improved approximately 1.7% in Fiscal 2018 from Fiscal 2017.
Other venue operating expenses, as a percentage of Total company venue sales, were flat at 17.2% for both Fiscal 2018 and Fiscal 2017. Fiscal 2018 reflects higher property taxes and common area and utility costs, as well as expenses related to the production and deployment of new menu boards and panels in connection with the launch of AYCP. Fiscal 2017 reflects losses incurred in connection with Hurricanes Harvey and Irma, as well as higher IT and technology support costs related primarily to the completion in 2017 of the deployment of Play Pass in all of our domestic Company-owned venues.
Advertising Expense
Advertising expense was $48.2 million and $48.4 million for Fiscal 2018 and Fiscal 2017, respectively. Advertising expense for Fiscal 2018 was impacted by the adoption of a new revenue recognition standard effective January 1, 2018 that requires us to account for our national advertising fund contributions as revenues, rather than netted against Advertising expense. Including the impact of netting national advertising fund revenues against Advertising expense, Advertising expense for Fiscal 2018 would have been $45.0 million (see “Revenues” above). Advertising expense for Fiscal 2018 reflects a decrease in national media costs and local venue marketing, as well as a decrease in advertising for our Peter Piper Pizza venues as we shifted away from television and print advertising to digital advertising.

General and Administrative Expenses
General and administrative expenses were $54.9 million and $56.5 million for Fiscal 2018 and Fiscal 2017, respectively. The decrease in General and administrative expenses is primarily due to cost savings initiatives implemented in 2018 and a decrease in labor related litigation, partially offset by an increase in incentive compensation as a result of improved operating results in the latter part of the year.
Depreciation and Amortization
Depreciation and amortization was $100.7 million and $109.8 million for Fiscal 2018 and Fiscal 2017, respectively. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives, and impairments recorded on certain venues.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.5 million and $1.4 million for Fiscal 2018 and Fiscal 2017, respectively. The Transaction, severance and related litigation costs for Fiscal 2018 and Fiscal 2017 relate primarily to $0.3 million and $1.0 million, respectively, in legal fees and settlements incurred in connection with Merger related litigation, and severance payments of $0.2 million and $0.5 million, respectively.
Asset Impairments
In Fiscal 2018, we recognized an asset impairment charge of $6.9 million primarily related to eight venues. In Fiscal 2017 we recognized an asset impairment charge of $1.8 million primarily related to five venues, of which two were previously impaired. We continue to operate all but two of these venues. The impairment charges were based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the market in which the venues are located.
Interest Expense
Interest expense was $76.3 million and $69.1 million for Fiscal 2018 and Fiscal 2017, respectively. Our weighted average effective interest rate under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.4% and 5.6% for Fiscal 2018 and Fiscal 2017, respectively.
Income Taxes
Our effective income tax rates for Fiscal 2018 and Fiscal 2017 were 16.9% and 36.0%, respectively (excluding the adjustment to our deferred tax liability resulting from the decrease in the federal income tax rate from 35% to 21% enacted on December 22, 2017, as part of the Tax Cuts and Jobs Act (the “TCJA”)). Our effective income tax rate for Fiscal 2018 was favorably impacted by employment-related federal income tax credits and a one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary recorded in the first quarter, offset by:
(i) nondeductible litigation costs related to the Merger;
(ii) nondeductible penalties;
(iii) an increase in our state income tax expense for the year which in large part was caused by state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation;
(iv) foreign income taxes withheld (not offset by foreign tax credits due to the foreign tax credit limitation);
(v) an increase in the reserve for uncertain tax positions, and
(vi) an increase in a valuation allowance for deferred tax assets associated with a carryforward of certain state tax credits and deferred tax assets relating to our Canadian operations that could expire before they are utilized.
Our effective income tax rate for Fiscal 2018 was also favorably impacted by adjustments to the provisional estimates provided in Fiscal 2017 to account for the impact of the TCJA pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”). Under SAB 118, we included a provisional estimate of $66.6 million tax benefit in our consolidated financial statements for the fiscal year ended December 31, 2017, relating to the enactment of TJCA, which primarily related to the re-measurement of our deferred tax liability. In the second quarter of Fiscal 2018, we recorded an adjustment to the provisional estimate of $0.2 million tax benefit, and in the third quarter of Fiscal 2018, we recorded an incremental adjustment to the provisional estimate of $0.5 million tax benefit. The measurement period relating to the enactment of the TCJA ended during our fourth quarter, and the tax effects thereof have been completed as of the end of Fiscal 2018.
Fiscal 2017 Compared to Fiscal 2016
Revenues
Company venue sales were $868.9 million and $905.3 million for Fiscal 2017 and Fiscal 2016, respectively, the decrease was primarily attributable to a 4.8% decrease in comparable venue sales, offset partially by revenue from new venue openings. Company venue sales for Fiscal 2017 were also negatively impacted by an increase of approximately $2.2 million in Play Pass related deferred revenue compared to Fiscal 2016.
Franchise fees and royalties decreased from $18.3 million to $17.9 million due to a reduction in shipping revenue from the shipment of games to franchisees as a result of fewer unit openings in Fiscal 2017 compared to Fiscal 2016, offset partially by an increase in sales at our franchised units, and additional revenue from new franchise units opened in 2017, net of franchise units closed.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.7% and 15.1% for Fiscal 2017 and Fiscal 2016, respectively, as food and beverage costs benefited from the implementation of our new inventory management system offset by higher Entertainment and merchandise costs related to an increase in Play Pass related supplies.
The cost of food and beverage as a percentage of Food and beverage sales, was 23.8% and 25.1% for Fiscal 2017 and Fiscal 2016, respectively. The decrease in the cost of food and beverage on a percentage basis in Fiscal 2017 was driven by benefits realized from the implementation of our inventory management system late in the third quarter of 2016, as well as price increases taken in our food and beverage menu in the fourth quarter of 2016, partially offset by an increase in our commodity prices, primarily cheese, pepperoni and chicken wings.
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 6.5% for both Fiscal 2017 and Fiscal 2016. The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales reflects an increase in Play Pass related supplies in 2017 as a result of Play Pass being deployed to more venues compared to 2016, and an increase in the amount of revenue deferred in connection with the implementation of our Play Pass card system. The cost of Entertainment and merchandise sales, excluding the impact of supplies and deferred revenue related to Play Pass, was 5.7% for Fiscal 2017 compared to 6.2% for Fiscal 2016.
Labor expenses were $248.1 million and $251.4 million for Fiscal 2017 and Fiscal 2016, respectively. A decease in labor hours as a result of lower sales volumes in Fiscal 2017 compared to Fiscal 2016 mostly offset increased minimum wage rates in several states.
Other venue operating expenses were $149.5 million and $148.9 million for Fiscal 2017 and Fiscal 2016, respectively, the increase was primarily due to losses incurred in connection with Hurricanes Harvey and Irma, and an increase in IT and technology support costs related primarily to the completion in 2017 of the deployment of Play Pass in all of our domestic Company-owned venues, partially offset by a decrease in start up and marketing costs related to new venue openings.
Advertising Expenses
Advertising expenses were $48.4 million and $46.1 million for Fiscal 2017 and Fiscal 2016, respectively. As a percentage of Total revenues, advertising expenses were 5.5% and 5.0%, respectively, for Fiscal 2017 and Fiscal 2016. Fiscal 2017 reflects an increase in radio advertising and digital and social media costs.
General and Administrative Expenses
General and administrative expenses were $56.5 million and $61.0 million for Fiscal 2017 and Fiscal 2016, respectively. General and administrative expenses in Fiscal 2017 reflect a decrease in incentive compensation as a result of lower sales and operating performance and a decrease in labor related litigation costs, partially offset by an increase in subscription service fees related to corporate IT initiatives.

Depreciation and Amortization
Depreciation and amortization was $109.8 million and $119.6 million for Fiscal 2017 and Fiscal 2016, respectively. The decrease in depreciation and amortization is primarily due to the impact of certain property plant and equipment having reached the end of their depreciable lives.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $1.4 million and $1.3 million for Fiscal 2017 and Fiscal 2016, respectively. The Transaction, severance and related litigation costs for Fiscal 2017 and Fiscal 2016 relate primarily to $1.0 million and $1.2 million, respectively, in legal fees and settlements incurred in connection with Merger related litigation, and severance payments of $0.5 million and $0.1 million, respectively.
Interest Expense
Interest expense was $69.1 million and $67.7 million for Fiscal 2017 and Fiscal 2016, respectively. Our weighted average effective interest rate under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 5.6% and 5.5% for Fiscal 2017 and Fiscal 2016, respectively.
Income Taxes
Our effective income tax rate for Fiscal 2017, excluding the adjustment to our deferred taxes resulting from the enactment of the TCJA, was 36.0% as compared to 41.7% for Fiscal 2016. Our effective income tax rate for Fiscal 2017 differs from the statutory tax rate primarily due to the favorable impact of employment-related federal income tax credits which were partially offset by the true-up of the prior year’s estimate of employment-related tax credits versus actuals. Our effective income tax rate for Fiscal 2017 was negatively impacted by non-deductible litigation costs related to the Merger, non-deductible Canadian interest expense, and adjustments recorded in Fiscal 2017 to state tax credit carryforwards that we estimate will expire. In addition, our Fiscal 2017 effective income tax rate was favorably impacted by a reorganization of our Canadian structure, partially offset by the impact of a valuation allowance recorded in connection with our Canadian subsidiary.
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

•	frequent inventory turnover and the use of fresh ingredients results in a limited investment required in inventories; and

•	our accounts payable are generally due within five to 30 days.
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
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Net cash provided by operating activities	$86,790	$104,297	$118,955
Net cash used in investing activities	(79,284)	(93,712)	(98,439)
Net cash used in financing activities	(11,547)	(5,030)	(10,095)
Effect of foreign exchange rate changes on cash	50	466	216
Change in cash and cash equivalents	$(3,991)	$6,021	$10,637
Cash paid for interest	$72,966	$64,675	$64,614
Cash paid for income taxes, net	$1,054	$7,136	$10,728

	December 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$63,170	$67,200
Restricted cash	$151	$112
Term loan facility	$723,900	$731,500
Senior notes	$255,000	$255,000
Net availability on undrawn revolving credit facility	$141,000	$140,100
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
As of December 30, 2018, we had no borrowings outstanding and a $9.0 million of letter of credit issued but undrawn under the revolving credit facility, leaving $141.0 million in borrowing capacity under the revolving credit facility as of December 30, 2018. As of December 31, 2017, we had no borrowings outstanding and $9.9 million of letters of credit issued but undrawn under the revolving credit facility. On May 8, 2018 we extended the maturity on $95.0 million of the revolving credit facility through November 16, 2020 from February 14, 2019, whereas. The remaining $55 million matured on February 14, 2019.
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
We monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. From time to time we may elect to repurchase our outstanding debt, including repurchases of our senior notes, for cash through open market repurchases or privately negotiated transactions with certain of our debtholders, although there is no assurance we will do so.
Sources and Uses of Cash - Fiscal 2018 Compared to Fiscal 2017
Net cash provided by operating activities was $86.8 million in Fiscal 2018 and $104.3 million in Fiscal 2017. The decrease in net cash provided by operating activities is primarily due to a decrease an increase in our net loss, excluding the adjustment to our deferred taxes resulting from the enactment of the TCJA in Fiscal 2017, and fluctuations in working capital, partially offset by a reduction in income taxes receivable.
Net cash used in investing activities was $79.3 million in Fiscal 2018 and $93.7 million in Fiscal 2017. Net cash used in investing activities in Fiscal 2018 and Fiscal 2017 relates primarily to capital expenditures.

Net cash used in financing activities was $11.5 million in Fiscal 2018 and primarily related to principal payments on our term loan and lease related obligations. Net cash used in financing activities of $5.0 million in Fiscal 2017 related primarily to principal payments on our term loan and lease related obligations, partially offset by sale leaseback proceeds of $4.1 million and a $1.4 million return of capital.
Sources and Uses of Cash - Fiscal 2017 Compared to Fiscal 2016
Net cash provided by operating activities was $104.3 million in Fiscal 2017 and $119.0 million in Fiscal 2016. The decrease in net cash provided by operating activities is primarily due to a decrease in net income, excluding the adjustment to our deferred taxes resulting from the enactment of the TCJA, and fluctuations in working capital.
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
Debt Financing
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving facility lenders: (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), we are required to make a mandatory prepayment of term loan principal to the extent that 75% of our excess cash flow (as defined in the secured credit facilities agreement and subject to step-downs based on our net first lien senior secured leverage ratio) exceeds $10 million and any such required mandatory payment shall be reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. The maturity date of the amount of the revolving credit facility that was not extended remains February 14, 2019. All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
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
As of December 30, 2018, we had no borrowings outstanding and $9.0 million of letter of credit issued but undrawn under the revolving credit facility leaving $141.0 million in borrowing capacity under the revolving credit facility as of December 30, 2018. As of December 31, 2017, we had no borrowings outstanding and $9.9 million of letter of credit issued but undrawn under the revolving credit facility.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25%

with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During Fiscal 2018, the applicable margin for LIBOR borrowings under both the term loan facility and revolving credit facility was 3.25% and during Fiscal 2017 the applicable margin was 3.00% under both the term loan facility and the revolving facility until November 16, 2017, when the applicable margin returned to its current rate of 3.25% for both the term loan facility and revolving credit facility. During Fiscal 2018, the federal funds rate ranged from 1.34% to 2.40%, the prime rate ranged from 4.50% to 5.50% and the one-month LIBOR ranged from 1.55% to 2.52%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee under the revolving credit facility was 0.5% per annum and was subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. During Fiscal 2018, the commitment fee rate was 0.5% and for Fiscal 2017, the commitment fee rate was 0.375% until November 16, 2017, when it returned to its current rate of 0.5%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary processing and fronting fees computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 5.8% for the 2018 fiscal year, 4.7% for the 2017 fiscal year and 4.6% for the 2016 fiscal year, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities.
Obligations under the secured credit facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65.0% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of a first-priority lien with respect to the collateral. The secured credit facilities also contain customary covenants and events of default. The covenants limit our ability to, among other things:
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
(viii) enter into sale-leaseback transactions;
(ix) change our lines of business;
(x) restrict dividends from our subsidiaries or restrict liens;
(xi) change our fiscal year; and
(xii) modify the terms of certain debt or organizational agreements.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the 2018, 2017 and 2016 fiscal years, which includes amortization of debt issuance costs and other fees related to our senior notes.
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and PPP venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During Fiscal 2018, we completed 268 game enhancements and 31 major remodels, of which 25 related to the re-imaging effort to update Chuck E. Cheese locations to a new look and feel.
We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2018 totaled approximately $79.8 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Growth capital spend (1)	$31,269	$51,079	$55,200
Maintenance capital spend (2)	44,656	35,678	33,838
IT capital spend	3,919	7,309	10,058
Total Capital Spend	$79,844	$94,066	$99,096
__________________

(1)	Growth capital spend includes our Play Pass initiative, major remodels, venue expansions, major attractions and new venue development, including relocations and franchise acquisitions.

(2)	Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2019 will total approximately $95 million to $105 million, inclusive of maintenance capital, growth capital and IT related capital.

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 30, 2018, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of December 30, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$901,598	$92,435	$179,897	$171,989	$457,277
Secured credit facilities	723,900	7,600	716,300	—	—
Sale leaseback obligations	257,017	14,083	29,001	30,196	183,737
Senior notes	255,000	—	—	255,000	—
Interest obligations (2)	162,399	60,001	92,198	10,200	—
Purchase Obligations (3)	40,486	31,310	8,233	943	—
Capital leases	24,002	2,182	4,415	4,139	13,266
Uncertain tax positions (4)	343	343	—	—	—
	$2,364,745	$207,954	$1,030,044	$472,467	$654,280
 __________________

(1)
Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured but excludes contingent rent obligations and obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)
Interest obligations represent an estimate of future interest payments under our secured credit facilities and senior notes. We calculated the estimate based on the terms of the secured credit facilities and senior notes. Our estimate uses interest rates in effect during Fiscal 2018 and assumes we will not have any amounts drawn on our revolving credit facility.

(3)
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

(4)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits (including accrued interest and penalties) has been provided in the table above. The non-current portion of $5.1 million is excluded from the table above.

As of December 30, 2018, unpaid obligations related to capital expenditures totaling $2.4 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $14.7 million as of December 30, 2018. We estimate that $4.8 million of these liabilities will be paid in fiscal 2018 and the remainder paid in fiscal 2019 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of December 30, 2018, we had $9.0 million of letters of credit issued but undrawn under the revolving credit facility. We utilize letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could demand for payment pursuant to these letters of credit.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of our consolidated financial statements, the reported amount of revenues and expenses during the reporting period and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our consolidated financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time our consolidated financial statements were prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant under-performance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during Fiscal 2018.
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
We tested our goodwill, trademarks, trade names and other indefinite-lived intangible assets for impairment as of October 1, 2018. The fair value of our goodwill, trademarks, trade names and other indefinite-lived intangible assets was in excess of the carrying value as of the date of our Fiscal 2018 goodwill impairment test. No indicators of impairment were identified from the date of our impairment test through the end of Fiscal 2018.
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

During Fiscal 2018, the average discount rate, average sales growth rate and average cash flow margin growth rate used were 8.1%, 0.0% and 0.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
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
Self-Insurance reserves. We are self-insured for certain losses related to workers’ compensation, general liability, property, and company-sponsored employee health plans. Liabilities associated with risks retained by the Company are estimated primarily using historical claims experience, current claims data, demographic and severity factors, other factors deemed relevant by us, as well as information provided by independent third-party actuaries. To limit our exposure for certain losses, we purchase stop-loss or high-deductible insurance coverage through third-party insurers. Our stop-loss limit or deductibles for workers’ compensation, general liability, property, and company-sponsored employee health plans, generally range from $0.2 million to $0.5 million per occurrence. As of December 30, 2018, our total estimate of accrued liabilities for our self-insurance and high deductible plan programs was $14.7 million. We estimate approximately $4.8 million of these liabilities will be paid in fiscal 2019 and the remainder paid in fiscal 2020 and beyond. If actual claims trends or other factors differ from our estimates, our financial results could be significantly impacted.
Income tax reserves. We are subject to audits from multiple domestic and foreign tax authorities. We maintain reserves for federal, state and foreign income taxes when we believe a position may not be fully sustained upon review by taxing authorities. Although we believe that our tax positions are fully supported by the applicable tax laws and regulations, there are matters for which the ultimate outcome is uncertain. We recognize the benefit from an uncertain tax position in our consolidated financial statements when the position is more-likely-than-not (a greater than 50 percent chance of being sustained). The amount recognized is measured using a probability weighted approach and is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon settlement or ultimate resolution with the taxing authority. We routinely assess the adequacy of the estimated liability for unrecognized tax benefits, which may be affected by changing interpretations of laws, rulings by tax authorities and administrative policies, certain changes and/or developments with respect to audits and expirations of the statute of limitations. Depending on the nature of the tax issue, the ultimate resolution of an uncertain tax position may not be known for a number of years; therefore, the estimated reserve balances could be included on our Consolidated Balance Sheets for multiple years. To the extent that new information becomes available that causes us to change our judgment regarding the adequacy of a reserve balance, such a change will affect our income tax expense or benefit in the period in which the determination is made and the reserve is adjusted. Significant judgment is required to estimate our provision for income taxes and liability for unrecognized tax benefits. At December 30, 2018, the reserve for uncertain tax positions (unrecognized tax benefits) was $4.3 million and the related interest and penalties was $1.1 million. Although we believe our approach is appropriate, there can be no assurance that the final outcome resulting from a tax authority’s review will not be materially different than the amounts reflected in our estimated tax provision and tax reserves. If the results of any audit materially differ from the liabilities we have established for taxes, there would be a corresponding impact to our consolidated financial statements, including the liability for unrecognized tax benefits, current tax provision, effective tax rate, net after tax earnings and cash flows, in the period of resolution.
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
With the adoption of the new Accounting Standards Update 2016-02, Leases (Topic 842), effective December 31, 2018, we will be required to recognize lease assets and lease liabilities on the balance sheet. The determination of the lease liabilities will require us to estimate the present value of our future lease commitments over their reasonably assured remaining lease term using a weighted average incremental borrowing rate commensurate with the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to our future lease payments in a similar economic environment.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings under our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $723.9 million as of December 30, 2018, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.2 million change in annual interest expense on indebtedness under the secured credit facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For Fiscal 2018 and Fiscal 2017, our average cost of a block of cheese was $1.75 and $1.79, respectively. The estimated increase in our food costs from a hypothetical 10% increase in our average cost of a block of cheese would have been $1.0 million and $1.2 million for Fiscal 2018 and Fiscal 2017, respectively. For Fiscal 2018 and Fiscal 2017, the average cost of dough per pound was $0.48 and $0.45, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.5 million for both Fiscal 2018 and Fiscal 2017.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-operated venues in Canada. For Fiscal 2018, our Canadian venues generated an operating loss of $0.9 million compared to our consolidated operating income of $50.8 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a U.S. dollar for the fiscal year ended December 30, 2018 were $0.7326 and $0.8143, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during Fiscal 2018 would have increased our reported consolidated operating results by $0.1 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of CEC Entertainment, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc. (the "Company") as of December 30, 2018 and December 31, 2017, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholder’s equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers.
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
March 11, 2019

We have served as the Company's auditor since 1987.

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,170	$67,200
Restricted cash	151	112
Accounts receivable	24,020	20,061
Income taxes receivable	10,160	10,960
Inventories	23,807	22,000
Prepaid expenses	25,424	20,398
Total current assets	146,732	140,731
Property and equipment, net	539,185	570,021
Goodwill	484,438	484,438
Intangible assets, net	477,085	480,377
Other noncurrent assets	18,725	19,477
Total assets	$1,666,165	$1,695,044
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Capital lease obligations, current portion	677	596
Accounts payable	31,410	31,374
Accrued expenses	36,030	36,616
Unearned revenues	18,124	21,050
Accrued interest	7,463	8,277
Other current liabilities	5,278	4,776
Total current liabilities	106,582	110,289
Capital lease obligations, less current portion	12,330	13,010
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	961,514	965,213
Deferred tax liability, net	107,058	114,186
Accrued insurance	9,861	8,311
Other noncurrent liabilities	226,249	221,887
Total liabilities	1,423,594	1,432,896
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of December 30, 2018 and December 31, 2017	—	—
Capital in excess of par value	359,570	359,233
Accumulated deficit	(115,660)	(95,199)
Accumulated other comprehensive loss	(1,339)	(1,886)
Total stockholder’s equity	242,571	262,148
Total liabilities and stockholder’s equity	$1,666,165	$1,695,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
REVENUES:
Food and beverage sales	$396,658	$410,609	$415,059
Entertainment and merchandise sales	478,676	458,279	490,255
Total company venue sales	875,334	868,888	905,314
Franchise fees and royalties	20,732	17,883	18,339
Total revenues	896,066	886,771	923,653
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	94,319	97,570	104,315
Cost of entertainment and merchandise	36,650	29,948	32,014
Total cost of food, beverage, entertainment and merchandise	130,969	127,518	136,329
Labor expenses	256,327	248,061	251,426
Rent expense	96,484	95,917	96,006
Other venue operating expenses	150,255	149,462	148,869
Total company venue operating costs	634,035	620,958	632,630
Other costs and expenses:
Advertising expense	48,198	48,379	46,142
General and administrative expenses	54,850	56,482	61,011
Depreciation and amortization	100,720	109,771	119,569
Transaction, severance and related litigation costs	527	1,448	1,299
Asset impairments	6,935	1,843	1,550
Total operating costs and expenses	845,265	838,881	862,201
Operating income	50,801	47,890	61,452
Interest expense	76,283	69,115	67,745
Loss before income taxes	(25,482)	(21,225)	(6,293)
Income tax benefit	(5,021)	(74,291)	(2,626)
Net income (loss)	$(20,461)	$53,066	$(3,667)
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Net income (loss)	$(20,461)	$53,066	$(3,667)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	547	1,010	420
Comprehensive income (loss)	$(19,914)	$54,076	$(3,247)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 3, 2016	200	$—	$356,460	$(144,598)	$(3,316)	$208,546
Net loss	—	—	—	(3,667)	—	(3,667)
Other comprehensive income	—	—	—	—	420	420
Stock-based compensation costs	—	—	702	—	—	702
Tax benefit recognized from stock-based compensation awards	—	—	4	—	—	4
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	53,066	—	53,066
Other comprehensive income	—	—	—	—	1,010	1,010
Stock-based compensation costs	—	—	620	—	—	620
Return of capital	—	—	1,447	—	—	1,447
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net loss	—	—	—	(20,461)	—	(20,461)
Other comprehensive income	—	—	—	—	547	547
Stock-based compensation costs	—	—	337	—	—	337
Balance at December 30, 2018	200	$—	$359,570	$(115,660)	$(1,339)	$242,571

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,461)	$53,066	$(3,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,720	109,771	119,569
Deferred income taxes	(8,182)	(71,875)	(15,521)
Stock-based compensation expense	324	606	689
Amortization of lease-related liabilities	(993)	(632)	(448)
Amortization of original issue discount and deferred financing costs	4,344	4,546	4,546
Loss on asset disposals, net	3,436	7,398	8,520
Asset impairments	6,935	1,843	1,550
Non-cash rent expenses	5,372	4,884	6,873
Other adjustments	768	322	(70)
Changes in operating assets and liabilities:
Accounts receivable	(4,532)	(809)	2,657
Inventories	(1,833)	(3,964)	(3,413)
Prepaid expenses	(686)	3,173	(4,012)
Accounts payable	(2,172)	3,110	(7,601)
Accrued expenses	2,534	(4,744)	1,733
Unearned revenues	(2,917)	5,647	5,167
Accrued interest	(569)	(70)	(1,454)
Income taxes (receivable) payable	2,107	(9,554)	2,169
Deferred landlord contributions	2,595	1,579	1,668
Net cash provided by operating activities	86,790	104,297	118,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,088)	(90,958)	(88,680)
Development of internal use software	(2,756)	(3,243)	(10,455)
Proceeds from sale of property and equipment	560	489	696
Net cash used in investing activities	(79,284)	(93,712)	(98,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(7,600)	(7,600)	(7,600)
Repayments on note payable	—	(13)	(50)
Proceeds from sale leaseback transaction	—	4,073	—
Payment of debt financing costs	(442)	—	—
Payments on capital lease obligations	(595)	(467)	(421)
Payments on sale leaseback obligations	(2,910)	(2,470)	(2,028)
Excess tax benefit realized from stock-based compensation	—	—	4
Return of Capital	—	1,447	—
Net cash used in financing activities	(11,547)	(5,030)	(10,095)
Effect of foreign exchange rate changes on cash	50	466	216
Change in cash, cash equivalents and restricted cash	(3,991)	6,021	10,637
Cash, cash equivalents and restricted cash at beginning of period	67,312	61,291	50,654
Cash, cash equivalents and restricted cash at end of period	$63,321	$67,312	$61,291

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

	December 30, 2018	December 31, 2017	January 1, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$72,966	$64,675	$64,614
Cash paid for income taxes, net	$1,054	$7,136	$10,728
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$2,402	$1,007	$1,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment centers (also referred to as “venues”) in a total of 47 states and 14 foreign countries and territories. As of December 30, 2018 we and our franchisees operated a total of 750 venues, of which 554 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 196 venues located in 15 states and 13 foreign countries and territories, including Chile, Colombia, Guam, Guatemala, Honduras, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. As of December 30, 2018, a total of 181 Chuck E. Cheese's venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 135 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (34 are Company-operated and 101 are franchised locations). The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $2.2 million and $2.1 million for the year ended December 30, 2018 and December 31, 2017, respectively. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets.
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. The fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 each consisted of 52 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories: Inventories of food, beverages, merchandise, paper products and other supplies needed for our food service and entertainment operations are stated at the lower of cost on a first-in, first-out basis or net realizable value. Our cost consists of amounts paid to third party suppliers.
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
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a venue-by-venue basis, to assess if the carrying amount may not be recoverable. Potential indicators of impairment may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a venue’s property and equipment by discounting the expected future cash flows of the venue over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases. In Fiscal 2018, Fiscal 2017 and Fiscal 2016, we recognized asset impairment charges of $6.9 million, $1.8 million, and $1.6 million, respectively.
Development of Internal Use Software: We capitalize our internal and external costs that are directly attributable to the development, testing and validation of internal use software, such as our enterprise resource planning (ERP) system and corporate and venue related IT system initiatives. Capitalized internal development costs include the compensation, benefits and various office costs primarily related to our IT department. The capitalization of costs related to a software development project ceases once the software is ready for its intended use and the asset is amortized according to our amortization policies. In Fiscal 2018, Fiscal 2017 and Fiscal 2016, we capitalized costs of $2.8 million, $3.2 million and $10.5 million, respectively, related to the development of internal use software.
Capitalized Venue Development Costs: We capitalize our external and internal department costs that are directly attributable to venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized internal department costs include certain compensation, benefits, travel and overhead costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with the construction of new venues. Venue development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In Fiscal 2018, Fiscal 2017 and Fiscal 2016, we capitalized internal costs of $4.6 million, $3.5 million, and $3.4 million, respectively, related to our venue development activities.
Business Combinations: We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the amounts assigned to the assets acquired and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Recoverability of the carrying value of goodwill is measured at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. The Company has determined that the operations of Chuck E. Cheese’s and Peter Piper Pizza represent two separate reporting units for purposes of measuring the recoverability of the carrying value of goodwill. In performing a quantitative analysis, we measure the recoverability of goodwill using: (i) a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement, and (ii) a market approach based upon public trading and recent transaction valuation multiples for similar companies. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment and are material to the financial statements.
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
Revenue Recognition – Company Venue Activities: Food, beverage and merchandise revenues are recognized net of discounts, when sold. Game revenues are recognized as game-play tokens, game play credits on game cards, and game play time blocks are used by guests. Prior to the third quarter of 2018, we offered value-priced combination packages, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generally were comprised of food, beverage and game credits (and in some instances, merchandise), and allocated the revenue recognized from the sale of these combination packages, between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value. Beginning in the third quarter of 2018, we offer combination packages comprised of food and beverage only, with game plays and/or time blocks available for purchase separately, and recognize revenue for each component at its stand-alone price.
Our entertainment revenue includes customer purchases of game play credits on Play Pass game cards which allow our customers to play the games in our venues and earn tickets that can be redeemed for merchandise. We recognize a liability for the estimated amount of unused game play credits and unredeemed tickets, which we believe our customers will redeem or utilize in the future based on credits remaining on Play Pass cards, utilization patterns, and revenue per game play credit sold. Our total estimate of unearned revenue for unused Play Pass credits and unredeemed tickets as of December 30, 2018 and December 31, 2017 was $5.6 million and $12.0 million, respectively, and is included in “Unearned revenues” in our Consolidated Balance Sheets.
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
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new venues, and once a venue is opened, a franchisee is charged monthly royalties based on a percentage of franchised venues’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn fees from the sale of equipment and other items or services to franchisees. Historically, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. Effective January 1, 2018, with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606) (“ASC 606”), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $20.7 million, $17.9 million and $17.4 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Effective January 1, 2018, with the adoption of ASC 606, our national advertising fund receipts from members of the International Association of CEC Entertainment, Inc. (the “Association”) are accounted for on a gross basis as revenue from franchisees, when historically they were netted against advertising expense (see Advertising Costs). Advertising contributions from our franchisees of $2.2 million for Fiscal 2018 are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
Cost of Food, Beverage, Entertainment and Merchandise: Cost of food and beverage includes all direct costs of food and beverage sold to our guests and related paper and birthday supplies used in our food service operations, less “vendor rebates” described below. Cost of entertainment and merchandise includes the direct cost of prizes provided and merchandise sold to our customers, as well as the cost of tickets dispensed to customers and redeemed for prize items, as well as the cost of Play Pass and AYCP cards and wristbands. These amounts exclude any allocation of other operating costs including labor and related costs for venue personnel and depreciation and amortization expense, which are disclosed separately.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent Expense: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. The difference between actual rent payments and rent expense in any period is recorded as a deferred rent liability and included in “Other Noncurrent Liabilities” on our Consolidated Balance Sheets. Construction allowances received from the landlord as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are accrued as deferred landlord contributions. Landlord contributions are amortized on a straight-line basis over the lease term, including lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease, as a reduction to rent expense.
Advertising Costs: Production costs for commercials and coupons are expensed in the period in which the commercials are initially aired and the coupons are distributed. All other advertising costs are expensed as incurred.
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Prior to the adoption of ASC 606, effective January 1, 2018, our national advertising fund receipts from members the Association were netted against advertising expense. Our advertising contributions for Chuck E. Cheese’s franchise venues are paid to the Association and are eliminated in consolidation. Advertising contributions from our franchisees were $2.1 million in Fiscal 2017 and $2.2 million in Fiscal 2016.
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
(ii) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”)and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2014-09 replaces the historical U.S. GAAP revenue recognition guidance and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosure about revenues. ASU 2016-10 updates the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue guidance on identifying performance obligations and accounting for licenses of intellectual property, changing the FASB's previous proposals on right-of-use licenses and contractual restrictions. We elected the modified retrospective method to apply these standards. Under the modified retrospective method, results for reporting periods beginning on or after January 1, 2018 are presented under the revenue guidance in these amendments, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment. The cumulative impact of adopting this amendment was not material, and as such we did not record an adjustment to our opening accumulated deficit in our Consolidated Balance Sheet as of January 1, 2018. For further details, see Note 2. “Revenue.”
(iii) ASU 2016-15, Statement of Cash Flows (Topic 230) and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, as a result of the adoption of these amendments, we reclassified $0.1 million of restricted cash into cash, cash equivalents and restricted cash as of December 31, 2017 for a total balance of $67.3 million, which resulted in a reduction in net cash provided by operating activities of less than $0.1 million in the Consolidated Statement of Cash Flows for the year ended December 31, 2017. The adoption of these amendments did not impact net cash used in investing or financing activities for the year ended December 30, 2018.
The adoption of these amendments also requires us to reconcile our cash balance on our Consolidated Statements of Cash Flows to the cash balance on our Consolidated Balance Sheets, as well as make disclosures about the nature of restricted cash balances. A reconciliation of “Cash and cash equivalents” and “Restricted cash” as presented in our Consolidated Balance Sheets for the periods presented and “Cash, cash equivalents and restricted cash” as presented in our Consolidated Statements of Cash Flows for the years ended December 30, 2018 and December 31, 2017 is as follows:

	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Cash and cash equivalents	$63,170	$67,200	$61,023
Restricted cash(1)	151	112	268
Cash, cash equivalents and restricted cash	$63,321	$67,312	$61,291
__________________

(1)
Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs (see “Basis of Presentation” above for further discussion of the Association Funds).

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
Accounting Guidance Not Yet Adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU 2018-11 (“ASU 2018-11”), Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance sheet of retained earnings in the period of adoption.
We will adopt ASU 2016-02 on December 31, 2018, the first day of Fiscal 2019, and apply the package of practical expedients included therein, which among other things, allows us to carryforward our historical lease classification. We will also utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to December 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will remain unchanged and in accordance with Leases (Topic 840). The most significant impact of adopting the new guidance will be the recognition of Right of Use assets and lease liabilities for operating leases, while our accounting for capital leases will remain substantially unchanged. As of December 31, 2018, we expect to recognize additional Right-of-Use assets related to our operating leases between $520 million and $620 million and lease liabilities related to our operating leases of between $550 million and $650 million, respectively, with the difference recognized in accumulated deficit. We do not believe the adoption of the standard will have a material impact on our ongoing results of operations and cash flows. In preparation for the adoption, we have designed internal controls and information system functionality to enable the preparation of the necessary financial information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2. Revenue:
Our venues sell food, beverages, entertainment, and merchandise to customers on a stand-alone basis and through discounted packaged deals. We consider our performance obligations for food and beverages to be separate and distinct from our performance obligations on entertainment and merchandise.
Revenues are recognized net of discounts. Net revenue from each stand-alone purchase is allocated to the performance obligation purchased. Net revenue from each package deal is allocated to each performance obligation purchased pro-rata their stand-alone menu prices. Revenues are recognized at the time we complete the performance obligation, generally on the day of sale. The portion of our entertainment and merchandise revenues representing purchased and unused credits, as well as unredeemed credits, is deferred and subsequently recognized based on credits remaining and utilization patterns.
We also earn revenues from our franchises. Our franchise agreements require the payment of various fixed fees as well as the payment of royalties that are based on a percentage of franchisee sales. In addition, franchisees have the option to purchase games and equipment from our inventory. We consider our performance obligations for the franchise agreement to be separate and distinct from our performance obligations on sales of inventory. Revenue from sales of our inventory is recognized when the franchisee takes possession of the games and equipment. All other payments from franchisees are allocated to the franchise agreement, where royalties are recognized as revenue on a monthly basis and the fixed fees are recognized as revenue on a straight-line basis over the life of the franchise agreement, beginning when the first venue opens.
We sell gift cards to our customers in our venues and through certain third-party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as deferred revenue when sold and are recognized as revenue when: (a) the gift card is redeemed by the guest or (b) the likelihood of the gift card being redeemed by the guest is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card under applicable state unclaimed property escheat statutes. Gift card breakage is determined based upon our historical redemption patterns.
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
ASU 2016-10 requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the related franchise agreement or the renewal period. Historically, we recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we completed all of our material obligations and initial services. Additionally, our national advertising fund receipts from Association members are now accounted for on a gross basis as “Franchise fees and royalties,” when historically they were netted against “Advertising expense.” Revenue related to advertising contributions from our franchisees was $3.6 million the twelve months ended December 30, 2018 and is recorded in “Franchise fees and royalties” in our Consolidated Statement of Earnings.
Liabilities relating to unused game credits, unredeemed tickets, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the twelve months ended December 30, 2018:

	Balance at			Balance at
	January 1, 2018	Revenue Deferred	Revenue Recognized	December 30, 2018
	(in thousands)
Game credit and unredeemed ticket related deferred revenue	$12,035	$58,496	$(64,970)	$5,561
Gift card related deferred revenue	3,868	8,392	(7,007)	5,253
Unearned franchise and development fees	4,274	2,131	(84)	6,321
Other unearned revenues	873	25,918	(25,802)	989
Total unearned revenue	$21,050	$94,937	$(97,863)	$18,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3. Accounts Receivable:
Accounts receivable consisted of the following at the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Trade receivables	$11,185	$8,863
Vendor rebates	6,651	6,525
Other accounts receivable	6,184	4,673
Total Accounts receivable	$24,020	$20,061
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. Vendor rebates receivable are based on amounts purchased primarily from one supplier. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 4. Inventories:
Inventories consisted of the following at the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Food and beverage	$5,383	$5,440
Entertainment and merchandise	18,424	16,560
Inventories	$23,807	$22,000
Food and beverage inventories include food, beverage, paper products and other supplies needed for our food service operations and are procured from a single distributor. Entertainment and merchandise inventories consist primarily of novelty toy items, used as redemption prizes for certain games, sold directly to our guests or used as part of our birthday party packages. In addition, entertainment and merchandise inventories also consist of other supplies used in our entertainment operations.
Note 5. Property and Equipment:

	December 30, 2018	December 31, 2017
	(in thousands)
Land	$50,135	$50,135
Buildings	61,378	56,415
Leasehold improvements	474,210	453,167
Game and ride equipment	263,689	250,139
Furniture, fixtures and other equipment	159,560	150,505
Buildings leased under capital leases	15,061	15,067
	1,024,033	975,428
Less accumulated depreciation and amortization	(495,125)	(414,245)
Net property and equipment in service	528,908	561,183
Construction in progress	10,277	8,838
Property and equipment, net	$539,185	$570,021
Buildings includes certain venues leased under capital leases. Accumulated amortization related to these assets was $5.0 million and $4.0 million as of December 30, 2018 and December 31, 2017, respectively. Amortization of assets under capital leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We procure games, rides and other entertainment-related equipment from a limited number of suppliers, some of which are located in China.
Asset Impairments
During Fiscal 2018, we recognized an asset impairment charge of $6.9 million primarily related to eight venues, of which one was previously impaired. During Fiscal 2017 and Fiscal 2016, we recognized asset impairment charges of $1.8 million and $1.6 million, respectively, primarily related to five venues and five venues, respectively. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various economic factors in the markets in which the venues are located. As of December 30, 2018, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $4.5 million for venues impaired in 2018.
Note 6. Goodwill and Intangible Assets, Net:
The following table presents changes in the carrying value of goodwill for the periods ended December 30, 2018 and December 31, 2017:

	December 30, 2018	December 31, 2017
	(in thousands)
Balance at beginning of period	$484,438	$483,876
Goodwill assigned in acquisition of franchisee (1)	—	562
Balance at end of period	$484,438	$484,438
__________________

(1)
Represents goodwill related to two franchise venues the Company acquired in the second quarter of 2017. The acquisition did not have a significant impact on our Consolidated Balance Sheet as of December 31, 2017 or on our Consolidated Statements of Earnings for Fiscal 2017.

The following table presents our indefinite and definite-lived intangible assets at December 30, 2018 and December 31, 2017:

		December 30, 2018			December 31, 2017
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000	$—	$400,000	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	26,700	—	26,700	26,700	—	26,700
Favorable lease agreements (1)	10	14,880	(8,550)	6,330	14,880	(7,306)	7,574
Franchise agreements	25	53,300	(9,245)	44,055	53,300	(7,197)	46,103
		$494,880	$(17,795)	$477,085	$494,880	$(14,503)	$480,377
__________________

(1)
In connection with the Merger, as defined in Note 19 “Consolidating Guarantor Financial Information”, and the acquisition of Peter Piper Pizza (“PPP”) in October 2014 (the “PPP Acquisition”), we also recorded unfavorable lease liabilities of $10.2 million and $3.9 million, respectively, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets. Such amounts are being amortized over a weighted average life of 10 years, and are included in “Rent expense” in our Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our estimated future amortization expense related to the favorable lease agreements and franchise agreements is set forth as follows (in thousands):

	Favorable Lease Agreements	Franchise Agreements
Fiscal 2019	$1,102	$2,049
Fiscal 2020	1,050	2,088
Fiscal 2021	846	2,049
Fiscal 2022	753	2,049
Fiscal 2023	631	2,049
Thereafter	1,948	33,771
	$6,330	$44,055
Amortization expense related to favorable lease agreements was $1.2 million for Fiscal 2018, $1.6 million for Fiscal 2017 and $2.0 million for Fiscal 2016, respectively, and is included in “Rent expense” in our Consolidated Statements of Earnings. Amortization expense related to franchise agreements was $2.0 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Note 7. Other Noncurrent Assets:
Other noncurrent assets consisted of the following as of the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Internally developed software, net (1)	$14,756	$17,167
Deferred charges (2)	1,122	24
Deposits	848	1,125
Other	1,999	1,161
Total other noncurrent assets	$18,725	$19,477
__________________

(1)
Relates to the costs directly attributable to the development, testing and validation of internally developed software, primarily our ERP system, Play Pass, and IT related security initiatives, net of accumulated amortization of $10.3 million and $6.6 million at December 30, 2018 and December 31, 2017, respectively. The assets are being amortized over a weighted average life of 6 years. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Development of Internal Use Software.”

(2)	December 30, 2018 includes a commitment to a supplier for IT related services to be paid in January 2020.

Note 8. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Trade and other amounts payable	$20,685	$20,492
Book overdraft	10,725	10,882
Accounts Payable	$31,410	$31,374

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Current:
Salaries and wages	$13,702	$11,366
Insurance	4,836	6,614
Taxes, other than income taxes	13,488	13,151
Other accrued operating expenses	4,004	5,485
Accrued expenses	$36,030	$36,616
Noncurrent:
Insurance	$9,861	$8,311
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.
Note 10. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Term loan facility	$723,900	$731,500
Senior notes	255,000	255,000
Total debt outstanding	978,900	986,500
Less:
Unamortized original issue discount	(1,153)	(1,694)
Deferred financing costs, net	(8,633)	(11,993)
Current portion	(7,600)	(7,600)
Bank indebtedness and other long-term debt, less current portion	$961,514	$965,213
We were in compliance with the debt covenants in effect as of December 30, 2018 for both the secured credit facilities and the senior notes. For further discussion regarding the debt covenants, see Secured Credit Facilities and Senior Unsecured Notes sections below.
Secured Credit Facilities
In connection with the Merger on February 14, 2014, we entered into new senior secured credit facilities, which include an initial $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and a $150.0 million senior secured revolving credit facility with an original maturity date of February 14, 2019, which includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and, together with the term loan facility, the “secured credit facilities”).
As of December 30, 2018, we had no borrowings outstanding and a $9.0 million letter of credit issued but undrawn under the revolving credit facility and no borrowings outstanding and $9.9 million of letter of credit issued but undrawn under the revolving credit facility as of December 31, 2017. On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we paid fees of $0.4 million and agreed to the following covenants for the benefit of the revolving facility lenders: (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow (as defined in the secured credit facilities agreement and subject to step-downs based on our net first lien senior secured leverage ratio) exceeds $10 million and any such required mandatory payment shall be reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is not greater than 3.65 to 1.00 on a pro forma basis. The maturity date of the amount of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revolving credit facility that was not extended remains February 14, 2019. All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
We received net proceeds from the term loan facility of $756.2 million, net of original issue discount of $3.8 million, which were used to fund a portion of the Acquisition. We paid $17.8 million and $3.8 million in debt issuance costs related to the term loan facility and revolving credit facility (including fees related to extending the maturity date), respectively, which we capitalized in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The original issue discount and deferred financing costs are amortized over the lives of the facilities and are included in “Interest expense” on our Consolidated Statements of Earnings.
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
The secured credit facilities require scheduled quarterly payments on the term loan equal to 0.25% of the original principal amount of the term loan from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021. The secured credit facilities include customary mandatory prepayment requirements based on defined events, such as certain asset sales and debt issuances. In addition (as described above in more detail), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow exceeds $10.0 million.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility is subject to one step down to 3.00% based on our net first lien senior secured leverage ratio, and the applicable margin for borrowings under the revolving credit facility is subject to two step-downs to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During Fiscal 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility was 3.25%.
During Fiscal 2018, the federal funds rate ranged from 1.34% to 2.40%, the prime rate ranged from 4.50% to 5.50% and the one-month LIBOR ranged from 1.55% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 5.8% for the 2018 fiscal year, 4.7% for the 2017 fiscal year and 4.6% for the 2016 fiscal year, which includes amortization of debt issuance costs related to our secured credit facilities, amortization of our term loan facility original issue discount, and commitment and other fees related to our secured credit facilities.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The applicable commitment fee under the revolving credit facility is subject to one step-down to 0.375% based on our net first lien senior secured leverage ratio. During Fiscal 2018, the commitment fee rate was 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing and fronting fees computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
Obligations under the secured credit facilities are unconditionally guaranteed by Queso Holdings Inc. (“Parent”) on a limited-recourse basis and each of our existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65.0% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of a first-priority lien with respect to the collateral.
The secured credit facilities also contain customary covenants and events of default. The covenants limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; enter into certain transactions with our affiliates; (vii) enter into sale-leaseback transactions; (viii) change our lines of business; restrict dividends from our subsidiaries or restrict liens; (ix) change our fiscal year; and (x) modify the terms of certain debt or organizational agreements. The PPP acquisition and the sale leaseback transactions discussed in Note 6. “Goodwill and Intangible Assets, Net” and Note 13. “Sale Leaseback Transactions” were permitted under the secured credit facilities agreement.
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for the 2018, 2017, and 2016 fiscal years, which includes amortization of debt issuance costs and other fees related to our senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Obligations
The following table sets forth our future debt payment obligations as of December 30, 2018 (in thousands):

One year or less	$7,600
Two years	7,600
Three years	708,700
Four years	255,000
Five years	—
978,900
Less: debt financing costs, net	(8,633)
Less: unamortized discount	(1,153)
$969,114
Interest Expense
Interest expense consisted of the following for the periods presented:

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Term loan facility (1)	$39,065	$31,549	$30,987
Senior notes	20,330	20,330	19,774
Capital lease obligations	1,643	1,695	1,749
Sale leaseback obligations	10,488	10,585	10,714
Amortization of debt issuance costs	3,803	4,005	4,005
Other	954	951	516
Total interest expense	$76,283	$69,115	$67,745
 __________________
(1)    Includes amortization of original issue discount
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.4% for the 2018 fiscal year, 5.6% for the 2017 fiscal year, and 5.5% for the 2016 fiscal year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information on our financial instruments as of the dates presented:

	December 30, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,051	$7,600	$7,220
Long-term portion	970,147	885,212	977,206	937,662
Bank indebtedness and other long-term debt:	$977,747	$892,263	$984,806	$944,882
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
During Fiscal 2018 and Fiscal 2017, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 12. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Sale leaseback obligations, less current portion (1)	$174,520	$177,933
Deferred rent liability	31,978	27,951
Deferred landlord contributions	7,603	6,282
Long-term portion of unfavorable leases	3,796	5,453
Long-term portion of cease use liabilities (2)	1,818	—
Other	6,534	4,268
Total other noncurrent liabilities	$226,249	$221,887
_________________

(1)	See Note 13 “Sale Leaseback Transaction” for further discussion on our sale leaseback obligations.

(2)
In connection with three Peter Piper Pizza venues in Oklahoma that were closed in 2018, we recorded cease use liabilities totaling $1.8 million related to future lease related obligations, net of expected future sublease income, which are included in “Other current liabilities” and “Other noncurrent liabilities” in our Consolidated Balance Sheets at December 30, 2018. The liabilities consisted of $0.9 million related to future rental payments, net of expected future sublease income, and $0.9 million related to future common area maintenance, property tax and insurance expenses, which are included in “Rent expense” and “Other venue operating expenses”, respectively, in our Consolidated Statements of Earnings for Fiscal 2018 .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13. Sale Leaseback Transactions:
On August 25, 2014, we completed a sale leaseback transaction (the “Sale Leaseback”) with National Retail Properties, Inc. (“NRP”). Pursuant to the Sale Leaseback, we sold 49 properties located throughout the United States to NRP, and we leased each of the 49 properties back from NRP pursuant to two separate master leases on a triple-net basis for their continued use as Chuck E. Cheese’s family dining and entertainment venues. On April 25, 2017, we completed an additional sale leaseback transaction with NADG NNN Acquisitions, Inc. (“NADG NNN”), pursuant to which we sold our property located in Conyers, Georgia to NADG NNN (the “Conyers Sale Leaseback” and together with the Sale Leaseback, the “Sale Leasebacks”), and we leased the property back from NADG NNN pursuant to a master lease on a triple-net basis for its continued use as Chuck-E-Cheese’s family dining and entertainment venue.
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
The aggregate purchase price for the properties in connection with the Sale Leaseback was $183.7 million in cash, and the proceeds, net of taxes and transaction costs, realized by the Company were $143.2 million. A portion of the proceeds from the Sale Leaseback was used for the PPP Acquisition. We used the remaining net proceeds from the Sale Leaseback for capital expenditure needs and other general corporate purposes. The aggregate purchase price for the property in connection with the Conyers Sale Leaseback transaction was approximately $4.1 million in cash, and the net proceeds realized were approximately $3.9 million.
The long-term and current portions of our obligations under the Sale Leasebacks were $174.5 million and $3.4 million, respectively, as of December 30, 2018, and are included in “Other noncurrent liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in “Property and equipment, net” in our Consolidated Balance Sheets, was $82.4 million and $79.3 million as of December 30, 2018 and December 31, 2017, respectively.
Our future minimum lease commitments related to the Sale Leasebacks, as of December 30, 2018 for fiscal years 2019, 2020, 2021, 2022, 2023 and thereafter are, in thousands, $14,083, $14,360, $14,641, $14,947, $15,249 and $183,737.
Note 14. Commitments and Contingencies:
Leases
We lease certain venues under operating and capital leases that expire at various dates through 2037 with renewal options that expire at various dates through 2054. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the venue’s revenues exceed certain thresholds as stipulated in the respective lease agreement. The leases generally have initial terms of 10 to 20 years with various renewal options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The annual future lease commitments under capital lease obligations and non-cancelable operating leases, including reasonably assured option periods but excluding contingent rent, as of December 30, 2018, are as follows:

	Capital	Operating
Fiscal Years	(in thousands)
2019	$2,182	$92,435
2020	2,214	90,983
2021	2,201	88,914
2022	2,184	87,183
2023	1,956	84,806
Thereafter	13,266	457,277
Future minimum lease payments	24,003	901,598
Less amounts representing interest	(10,996)
Present value of future minimum lease payments	13,007
Less current portion	(677)
Capital lease obligations, net of current portion	$12,330
Rent expense, including contingent rent based on a percentage of venues’ sales, when applicable, was comprised of the following:

	Fiscal Year
	2018	2017	2016
	(in thousands)
Minimum rentals	$97,598	$96,927	$96,953
Contingent rentals	43	156	217
	$97,641	$97,083	$97,170
Rent expense of $1.2 million related to our corporate offices and warehouse facilities was included in “General and administrative expenses” in our Consolidated Statements of Earnings for the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $9.2 million at December 30, 2018 and consisted primarily of obligations associated with the modernization of various information technology platforms and information technology data security service agreements, and the fixed price purchase agreements relating to beverage products. These purchase obligations exclude agreements that can be canceled without significant penalty.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Note 15. Income Taxes:
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year
	2018	2017	2016
	(in thousands)
United States	$(28,731)	$(25,667)	$(11,002)
Foreign (including U.S. Possessions)	3,249	4,442	4,709
Income (loss) before income taxes	$(25,482)	$(21,225)	$(6,293)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our income tax expense (benefit) consists of the following for the periods presented:

	Fiscal Year
	2018	2017	2016
	(in thousands)
Current tax expense (benefit):
Federal	$1,276	$(2,668)	$8,008
State	1,090	(708)	3,879
Foreign	795	960	1,008
	3,161	(2,416)	12,895
Deferred tax expense (benefit):
Federal	(8,382)	(72,829)	(11,848)
State	24	(137)	(3,274)
Foreign	176	1,091	(399)
	(8,182)	(71,875)	(15,521)
Income tax expense (benefit)	$(5,021)	$(74,291)	$(2,626)
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2018	2017	2016
Federal statutory rate	(21.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	2.0%	(4.5)%	2.5%
Federal employment related income tax credits, net	(2.9)%	(1.2)%	(21.8)%
Merger and litigation related costs	0.4%	1.6%	5.8%
Canadian tax rate difference	—%	0.4%	2.4%
Canadian nondeductible interest	—%	0.7%	1.8%
Canadian deferred tax valuation adjustment	0.7%	5.7%	—%
Canadian tax reorganization	0.8%	(7.6)%	—%
State tax credit, valuation adjustment	1.3%	2.0%	2.8%
Foreign taxes withheld	1.4%	—%	—%
Other	0.4%	1.9%	(0.2)%
Effective tax rate (before impact of Tax Cuts and Jobs Act of 2017 (1)	(16.9)%	(36.0)%	(41.7)%
Adjustment related to the Tax Cuts and Jobs Act of 2017 (1)	(2.8)%	(314.0)%	—%
Adjusted effective tax rate	(19.7)%	(350.0)%	(41.7)%
_________________
(1) The Tax Cuts and Jobs Act of 2017 (enacted on December 22, 2017) resulted in a $66.6 million decrease of our net deferred tax liability and a corresponding benefit to our deferred federal income taxes for Fiscal 2017.

Our effective income tax rates for Fiscal 2018 and Fiscal 2017 were 16.9% and 36.0%, respectively (excluding the adjustment to our deferred tax liability resulting from the decrease in the federal income tax rate from 35% to 21% enacted on December 22, 2017, as part of tax the Tax Cuts and Jobs Act (the “TCJA”)). The TCJA made broad changes to the U.S. tax code that not only effected 2017 (e.g., one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and bonus depreciation that will allow for full expensing of qualified property) but also impacted 2018 and subsequent years. Changes enacted by the TCJA that impact our 2018 and subsequent years include: (1) the reduction of the U.S. federal c

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

orporate income tax rate from 35% to 21% ; (2) bonus depreciation that will allow for full expensing of certain qualified property in the year acquired and placed in service; (3) elimination of the corporate alternative minimum tax (AMT); (4) a new limitation on the deductibility of interest expense; (5) limitations on the deductibility of certain executive compensation; (6) limitations on the use of foreign tax credits to reduce current U.S. income tax liability; and (7) limitations on net operating losses generated after December 31, 2017, to 80 percent of taxable income.
Our effective income tax rate for Fiscal 2018 was favorably impacted by employment-related federal income tax credits, offset by the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties, an increase in our state income tax expense for the year which in large part was caused by state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation, foreign income taxes withheld (not offset by a foreign tax credits due to the foreign tax credit limitation), an increase in the reserve for uncertain tax positions, an increase in a valuation allowance for deferred tax assets associated with a carryforward of certain state tax credits and deferred tax assets relating to our Canada operations that could expire before they are utilized, partially offset by a favorable one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary recorded in the first quarter.
Our effective income tax rate for Fiscal 2018 was also favorably impacted by adjustments to the provisional estimates provided in Fiscal 2017 to account for the impact of the TCJA pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”). The SEC staff issued SAB 118 on December 22, 2017, which allows a company to recognize provisional amounts during a measurement period when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. SAB 118 further provides that the measurement period for finalizing the provisional estimates should not extend beyond one year from the enactment of the TCJA and that any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified.
Pursuant to SAB 118, we included a provisional estimate of $66.6 million tax benefit in our consolidated financial statements for the fiscal year ended December 31, 2017, relating to the enactment of TJCA, which primarily related to the re-measurement of our deferred tax liability. In the second quarter of Fiscal 2018, we recorded an adjustment to the provisional estimate of $0.2 million tax benefit, in the third quarter of Fiscal 2018, we recorded an incremental adjustment to the provisional estimate of $0.5 million tax benefit. The measurement period relating to the enactment of the TCJA ended during our fourth quarter, and the tax effects thereof have been completed as of the end of Fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities consisted of the following at the dates presented:

	December 30, 2018	December 31, 2017
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,523	$1,231
Unearned revenue	2,360	979
Deferred rent	8,272	6,914
Stock-based compensation	730	639
Accrued insurance and employee benefit plans	3,328	3,516
Unrecognized tax benefits (1)	377	452
NOL and other carryforwards	5,746	5,635
Loan costs	394	577
Other	722	552
Gross deferred tax assets	23,452	20,495
Less: Valuation allowance (2)	2,896	$2,424
Net deferred tax asset	20,556	18,071
Deferred tax liabilities:
Depreciation and amortization	(5,774)	(9,492)
Prepaid assets	(621)	(672)
Intangibles	(117,025)	(117,717)
Favorable/Unfavorable Leases	(172)	(65)
Internal use software and other	(4,022)	(4,311)
Gross deferred tax liabilities	(127,614)	(132,257)
Net deferred tax liability	$(107,058)	$(114,186)
_________________

(1)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.

(2)	Valuation allowance for deferred tax assets relating to Canada net operating loss and other non-U.S. differences and certain state tax credits.
As of December 30, 2018, we have $8.1 million of federal net operating loss carryforwards ($5.2 million expiring at the end of tax year 2037 and $2.8 million with an indefinite carryforward period), $14.5 million of state net operating loss carryforwards (expiring at the end of tax years 2022 through 2037), and $2.1 million of Canadian net operating loss carryforwards (expiring at the end of tax years 2034 through 2037). In addition, as of December 30, 2018, we have $12.2 million of interest carryforwards with an indefinite carryforward period, $0.5 million of Alternative Minimum Tax credit carryforwards with an indefinite carryforward period, and state income tax credit carryforwards of $0.5 million net of their related valuation allowance (expiring at the end of 2019 through 2027).
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our federal and state income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2014 with the exception of the Peter Piper Pizza federal income tax returns with net operating losses which have been carried forward to open tax years (whereas, adjustments can be made to these prior returns until the respective statute of limitations expire for the particular tax years the net operating losses are utilized). In general, our state income tax statutes of limitations have expired for tax years ended before 2014. In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$3,853	$3,119	$3,288
Additions for tax positions taken in the current year	114	1,677	74
Increases for tax positions taken in prior years	571	16	1,479
Decreases for tax positions taken in prior years	(48)	(390)	(964)
Settlements with tax authorities	(5)	(32)	(558)
Expiration of statute of limitations	(199)	(537)	(200)
Balance at end of period	$4,286	$3,853	$3,119
Our liability for uncertain tax positions (excluding interest and penalties) was $4.3 million and $3.9 million as of December 30, 2018 and December 31, 2017, respectively, and if recognized would decrease our provision for income taxes by $3.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease within the next twelve months by as much as $3.9 million as a result of payments and/or settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months. The total accrued interest and penalties related to unrecognized tax benefits as of December 30, 2018 and December 31, 2017, was $1.1 million and $1.0 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”
Note 16. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During 2018, 2017 and 2016, Parent granted options to purchase 112,769 shares, 123,603 shares, and 101,110 shares, respectively, of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based, and vest and become exercisable in equal installments on each of the first five anniversaries of the respective grant dates. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain return thresholds are achieved. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. Unvested Tranche A options are also subject to accelerated vesting and exercisability on the first anniversary of a change in control of Parent or within 12 months following such a change in control. Tranche B and C options may also vest and become exercisable if applicable hurdles are achieved in connection with an initial public offering. Compensation costs related to options in the Parent were recorded by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of the options granted in 2018, 2017 and 2016 was estimated at $4.93, $1.93 and $0.98 per option, $3.71, $2.28 and $1.28 per option and $2.99, $1.68 and $0.87 per option, respectively, for Tranches A, B and C, respectively, on the date of grant based on the following assumptions:

	Fiscal Year
	2018	2017		2016
	February 2018	August 2017	February 2017	February 2016

Dividend yield	—%	—%	—%	—%
Volatility for Tranche A	33%	35%	34%	30%
Volatility for Tranches B and C	35%	34%	33%	30%
Risk-free interest rate for Tranche A	2.70%	1.39%	1.38%	1.09%
Risk-free interest rate for Tranches B and C	2.42%	1.28%	1.16%	0.99%
Expected life - years	3.7	1.7	2.2	3.6
A summary of the option activity under the equity incentive plan as of December 30, 2018 and the activity for 2018 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 31, 2017	2,349,288	$9.00
Options Granted	112,769	$13.73
Options Exercised	(7,745)	$9.96
Options Forfeited	(466,981)	$10.53
Outstanding stock options, December 30, 2018	1,987,331	$8.87	5.6	$—
Stock options expected to vest, December 30, 2018	1,360,557	$9.08	5.7	$—
Exercisable stock options, December 30, 2018	475,603	$8.21	5.2	$310
_________________
(1) The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of December 30, 2018, we had $0.6 million of total unrecognized share based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 3.1 years.
In January 2019 and February 2019, the Parent granted additional options to purchase 314,051 shares and 110,994 shares, respectively, of its common stock to certain officers and employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock based compensation costs recognized and capitalized is presented below:

	Fiscal Year
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Stock-based compensation costs	$337	$620	$702
Portion capitalized as property and equipment (1)	(13)	(14)	(13)
Stock-based compensation expense recognized	$324	$606	$689
Tax benefit recognized from stock-based compensation awards	$—	$—	$4
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
Note 17. Stockholder’s Equity:
We have one class of common capital stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings Inc. As of December 30, 2018 and December 31, 2017, we have 200 shares issued and outstanding.
Note 18. Related Party Transactions:
CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. In addition, CEC Entertainment engages Apollo portfolio companies to provide various services, including security services to its venues, licensed music video content for use in its venues, and employment screening services to its recruiting functions. Included in our Total operating costs and expenses are $1.5 million, $1.4 million and $1.7 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Included in our Accounts Receivable balance are amounts due from Parent totaling $2.6 million and $2.5 million at December 30, 2018 and December 31, 2017, respectively, primarily related to various general and administrative and transaction related expenses paid on behalf of Parent.
Note 19. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. (the “Issuer”), merged with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries, which we refer to as the “Merger.” The senior notes issued by the Issuer in conjunction with the Merger are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 30, 2018
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$54,775	$6,725	$1,670	$—	$63,170
Restricted cash	—	—	151	—	151
Accounts receivable	28,421	4,956	4,117	(3,314)	34,180
Inventories	16,896	6,617	294	—	23,807
Prepaid assets	14,264	10,562	598	—	25,424
Total current assets	114,356	28,860	6,830	(3,314)	146,732
Property and equipment, net	468,827	64,721	5,637	—	539,185
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	14,716	462,369	—	—	477,085
Intercompany	78,402	66,373	—	(144,775)	—
Investment in subsidiaries	477,556	—	—	(477,556)	—
Other noncurrent assets	7,292	11,409	24	—	18,725
Total assets	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	661	—	16	—	677
Accounts payable and accrued expenses	56,277	34,429	2,321	—	93,027
Other current liabilities	4,768	510	—	—	5,278
Total current liabilities	69,306	34,939	2,337	—	106,582
Capital lease obligations, less current portion	12,296	—	34	—	12,330
Bank indebtedness and other long-term debt, less current portion	961,514	—	—	—	961,514
Deferred tax liability	91,049	17,866	(1,857)	—	107,058
Intercompany	—	119,498	28,591	(148,089)	—
Other noncurrent liabilities	217,437	18,191	482	—	236,110
Total liabilities	1,351,602	190,494	29,587	(148,089)	1,423,594
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,570	466,114	3,241	(469,355)	359,570
Retained earnings (deficit)	(115,660)	28,538	(18,691)	(9,847)	(115,660)
Accumulated other comprehensive income (loss)	(1,339)	—	(1,646)	1,646	(1,339)
Total stockholder's equity	242,571	494,652	(17,096)	(477,556)	242,571
Total liabilities and stockholder's equity	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$59,948	$410	$6,842	—	$67,200
Restricted cash	—	—	112	—	112
Accounts receivable	27,098	3,283	2,563	(1,923)	31,021
Inventories	17,104	4,614	282	—	22,000
Prepaid assets	13,766	5,549	1,083	—	20,398
Total current assets	117,916	13,856	10,882	(1,923)	140,731
Property and equipment, net	496,725	66,669	6,627	—	570,021
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	16,764	463,613	—	—	480,377
Intercompany	90,937	10,770	—	(101,707)	—
Investment in subsidiaries	462,873	—	—	(462,873)	—
Other noncurrent assets	7,913	11,359	205	—	19,477
Total assets	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Capital lease obligations, current portion	586	—	10	—	596
Accounts payable and accrued expenses	58,014	35,134	4,169	—	97,317
Other current liabilities	4,265	511	—	—	4,776
Total current liabilities	70,465	35,645	4,179	—	110,289
Capital lease obligations, less current portion	12,956	—	54	—	13,010
Bank indebtedness and other long-term debt, less current portion	965,213	—	—	—	965,213
Deferred tax liability	99,083	16,697	(1,594)	—	114,186
Intercompany	—	75,052	28,578	(103,630)	—
Other noncurrent liabilities	216,287	13,465	446	—	230,198
Total liabilities	1,364,004	140,859	31,663	(103,630)	1,432,896
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,233	466,114	3,241	(469,355)	359,233
Retained earnings (deficit)	(95,199)	10,708	(15,304)	4,596	(95,199)
Accumulated other comprehensive income (loss)	(1,886)	—	(1,886)	1,886	(1,886)
Total stockholder's equity	262,148	476,822	(13,949)	(462,873)	262,148
Total liabilities and stockholder's equity	$1,626,152	$617,681	$17,714	$(566,503)	$1,695,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2018
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$338,837	$52,353	$5,468	$—	$396,658
Entertainment and merchandise sales	432,266	36,086	10,324	—	478,676
Total company venue sales	771,103	88,439	15,792	—	875,334
Franchise fees and royalties	1,797	16,693	2,242	—	20,732
International Association assessments and other fees	1,187	38,659	36,043	(75,889)	—
Total revenues	774,087	143,791	54,077	(75,889)	896,066
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	78,458	13,925	1,936	—	94,319
Cost of entertainment and merchandise	34,435	1,580	635	—	36,650
Total cost of food, beverage, entertainment and merchandise	112,893	15,505	2,571	—	130,969
Labor expenses	231,727	19,657	4,943	—	256,327
Rent expense	86,882	7,544	2,058	—	96,484
Other venue operating expenses	170,239	16,287	3,602	(39,873)	150,255
Total company venue operating costs	601,741	58,993	13,174	(39,873)	634,035
Advertising expense	36,833	6,051	41,330	(36,016)	48,198
General and administrative expenses	17,956	35,184	1,710	—	54,850
Depreciation and amortization	88,174	10,606	1,940	—	100,720
Transaction, severance and related litigation costs	277	250	—	—	527
Asset Impairment	2,591	4,341	3	—	6,935
Total operating costs and expenses	747,572	115,425	58,157	(75,889)	845,265
Operating income (loss)	26,515	28,366	(4,080)	—	50,801
Equity in earnings (loss) in affiliates	13,940	—	—	(13,940)	—
Interest expense	72,394	3,241	648	—	76,283
Income (loss) before income taxes	(31,939)	25,125	(4,728)	(13,940)	(25,482)
Income tax expense (benefit)	(11,478)	7,295	(838)	—	(5,021)
Net income (loss)	$(20,461)	$17,830	$(3,890)	$(13,940)	$(20,461)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	547	—	547	(547)	547
Comprehensive income (loss)	$(19,914)	$17,830	$(3,343)	$(14,487)	$(19,914)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2018
(in thousands)

	Issuer		Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$68,828		$21,872	$(3,910)	$—	$86,790

Cash flows from investing activities:
Purchases of property and equipment	(61,178)		(14,646)	(1,264)	—	(77,088)
Development of internal use software	(1,845)		(911)	—	—	(2,756)
Proceeds from sale of property and equipment	560		—	—	—	560
Cash flows provided by (used in) investing activities	(62,463)		(15,557)	(1,264)	—	(79,284)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—	—	—	(7,600)
Payment of debt financing costs	(442)		—	—	—	(442)
Payments on capital lease obligations	(586)		—	(9)	—	(595)
Payments on sale leaseback transactions	(2,910)	—	—	—	—	(2,910)
Cash flows provided by (used in) financing activities	(11,538)		—	(9)	—	(11,547)
Effect of foreign exchange rate changes on cash	—		—	50	—	50

Change in cash, cash equivalents and restricted cash	(5,173)		6,315	(5,133)	—	(3,991)
Cash, cash equivalents and restricted cash at beginning of period	59,948		410	6,954	—	67,312
Cash, cash equivalents and restricted cash at end of period	$54,775		$6,725	$1,821	$—	$63,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2017
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$73,925		$29,569		$803		$—		$104,297

Cash flows from investing activities:
Purchases of property and equipment	(62,544)		(27,061)		(1,353)		—		(90,958)
Development of internal use software	—		(3,243)		—		—		(3,243)
Proceeds from sale of property and equipment	489		—		—		—		489
Cash flows provided by (used in) investing activities	(62,055)	—	(30,304)	—	(1,353)	—	—	—	(93,712)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—		—		—		(7,600)
Repayments on note payable	—		(13)		—		—		(13)
Proceeds from financing sale-leaseback transaction	4,073		—		—		—		4,073
Payments on capital lease obligations	(460)		—		(7)		—		(467)
Payments on sale leaseback transactions	(2,470)		—		—		—		(2,470)
Return of capital	1,447		—		—		—		1,447
Cash flows provided by (used in) financing activities	(5,010)		(13)		(7)		—		(5,030)
Effect of foreign exchange rate changes on cash	—		—		466		—		466

Change in cash and cash equivalents and restricted cash	6,860		(748)		(91)		—		6,021
Cash and cash equivalents and restricted cash at beginning of period	53,088		1,158		7,045		—		61,291
Cash and cash equivalents and restricted cash at end of period	$59,948		$410		$6,954		$—		$67,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2016
(in thousands)

	Successor
	Issuer		Guarantors		Non-Guarantors		Eliminations		Consolidated
Cash flows provided by (used in) operating activities:	$73,722		$44,608		$625		$—		$118,955

Cash flows from investing activities:
Purchases of property and equipment	(69,827)		(18,439)		(414)		—		(88,680)
Development of internal use software	(7,671)		(2,784)		—		—		(10,455)
Proceeds from sale of property and equipment	696		—		—		—		696
Cash flows provided by (used in) investing activities	(76,802)	—	(21,223)	—	(414)	—	—	—	(98,439)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—		—		—		(7,600)
Repayments on note payable	—		(50)		—		—		(50)
Intercompany note	23,974		(23,974)		—		—		—
Payments on capital lease obligations	(417)		—		(4)		—		(421)
Payments on sale leaseback transactions	(2,028)		—		—		—		(2,028)
Excess tax benefit realized from stock-based compensation	4		—		—		—		4
Cash flows provided by (used in) financing activities	13,933		(24,024)		(4)		—		(10,095)
Effect of foreign exchange rate changes on cash	—		—		216		—		216
		—		—		—		—
Change in cash and cash equivalents and restricted cash	10,853		(639)		423		—		10,637
Cash and cash equivalents and restricted cash at beginning of period	$42,235		$1,797		$6,622		$—		$50,654
Cash and cash equivalents and restricted cash at end of period	$53,088		$1,158		$7,045		$—		$61,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2018 and 2017:

	Quarters in Fiscal Year 2018
	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018
	(in thousands)
Food and beverage sales	$118,377	$96,258	$94,023	$88,000
Entertainment and merchandise sales	131,117	115,904	121,611	110,044
Company venue sales	249,494	212,162	215,634	198,044
Franchise fees and royalties	5,410	5,196	5,311	4,815
Total revenues	$254,904	$217,358	$220,945	$202,859
Operating income (loss)	$34,713	$7,974	$7,369	$745
Income (loss) before income taxes	$16,156	$(11,139)	$(11,700)	$(18,799)
Net income (loss)	$12,223	$(8,965)	$(9,487)	$(14,232)

	Quarters in Fiscal Year 2017
	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
	(in thousands)
Food and beverage sales	$124,419	$97,411	$98,255	$90,524
Entertainment and merchandise sales	135,917	109,724	110,633	102,005
Company venue sales	260,336	207,135	208,888	192,529
Franchise fees and royalties	4,623	4,649	4,459	4,152
Total revenues	$264,959	$211,784	$213,347	$196,681
Operating income (loss)	$44,659	$7,814	$1,138	$(5,721)
Income (loss) before income taxes	$27,598	$(9,247)	$(16,313)	$(23,263)
Net income (loss)	$17,220	$(5,930)	$(11,092)	$52,868

Quarterly operating results are not necessarily representative of operations for a full year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2018 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 30, 2018 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of four members, including our Chief Executive Officer, one partner of Apollo, one principal of Apollo and one additional member.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

Thomas Leverton	47	Chief Executive Officer and Director
J. Roger Cardinale	59	President
James A. Howell	53	Executive Vice President and Chief Financial Officer
Andrew S. Jhawar	47	Chairman
Naveen R. Shahani	28	Director
Allen R. Weiss	64	Director

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

James A. Howell has served as Executive Vice President, Chief Financial Officer of the Company since September 2018. He served as Chief Financial Officer of Billabong International Ltd. Mr. Howell previously was Executive Vice President-Finance and Treasurer of Nordstrom, Inc., Chief Financial Officer for CAE SimuFlite, Inc., Senior Manager at PricewaterhouseCoopers LLP and Senior Vice President & Controller at Blockbuster, Inc.

Andrew S. Jhawar became Chairman of our Board in December 2018. Mr. Jhawar is a Senior Partner and Head of the Consumer & Retail Industry team of Apollo Management, L.P., having joined in February 2000. Prior to Apollo Global Management, LLC, he served as an Investment Banker at Donaldson, Lufkin & Jenrette Securities Corporation and at Jefferies & Company, Inc. Mr. Jhawar has been the Chairman of The Fresh Market, Inc. since April 2016, QDOBA Restaurant Corporation since December 2018, and The Stand, LLC since August 2015. He previously served as the Chairman of Sprouts Farmers Market, Inc. from March 2013 to August 2015 and a member of the Board from April 2011 through March 2013 and from August 2015 through February 2016. In addition, Mr. Jhawar has previously been a Director of Hostess Brands, LLC from April 2013 through June 2017, Smart & Final Inc. from May 2007 through December 2012, General Nutrition Centers, Inc. from December 2003 through March 2007, and Rent-A-Center, Inc. from October 2001 through June 2005. Mr. Jhawar graduated with an M.B.A. from Harvard Business School and graduated, summa cum laude, with a B.S. in Economics from the Wharton School of the University of Pennsylvania. In light of our ownership structure and Mr. Jhawar’s extensive financial and business experience, including experience working with companies in the restaurant, consumer goods and retail industries, the Board believes it is appropriate for Mr. Jhawar to serve as our Chairman.

Naveen R. Shahani became a member of our Board in February 2019. Mr. Shahani is a Principal of Apollo, having joined in 2014. Prior to Apollo, he was a member of the Financial Sponsors Group in the Investment Banking Division of Credit Suisse.  Mr. Shahani graduated magna cum laude with a B.S. in Economics from the Wharton School at the University of Pennsylvania.  In light of our ownership structure and his significant experience analyzing and investing in public and private companies, the Board believes it is appropriate for Mr. Shahani to serve as our director.

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
Corporate Governance
Committees of the Board
The Board of Directors has two standing committees: Audit and Compensation. While the Audit Committee has primary responsibility for risk oversight, both our Audit Committee and our entire Board of Directors are actively involved in risk oversight on behalf of the Company and both receive a report on the Company’s risk management activities from our executive management team on a regular basis. Members of both the Audit Committee and the Board of Directors also engage in periodic discussions with our President, Chief Executive Officer, Chief Financial Officer, General Counsel, Internal Audit and other officers of the Company as they deem appropriate to ensure that risk is being properly managed at the Company. In addition, each of the committees of the Board of Directors considers risks associated with its respective area of responsibility.
Audit Committee
The Audit Committee is composed of three directors: Andrew Jhawar, Naveen Shahani and Allen Weiss. Lance Milken, who resigned as a director of the Company effective December 21, 2018, and Michael Diverio, who resigned as a director of the Company effective February 19, 2019, served on the Audit Committee through the dates of their respective resignations. The primary role of the Audit Committee is to provide financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance or certifications as to our financial statements or as to the work of our independent registered public accounting firm. The Audit Committee is directly responsible for the selection, engagement, compensation, retention and oversight of our independent registered public accounting firm. The Board has also determined that each member of the Audit Committee is financially literate.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com. The Audit Committee met four times in 2018.

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
Compensation Committee
The Compensation Committee is composed of three directors: Andrew Jhawar, Naveen Shahani and Allen Weiss. Lance Milken, who resigned as a director of the Company effective December 21, 2018, and Michael Diverio, who resigned as a director of the Company effective February 19, 2019, served on the Audit Committee through the dates of their respective resignations. The Compensation Committee is responsible for approving the compensation, including performance bonuses, payable to the executive officers of the Company, and administering the Company’s equity compensation plans.

The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee met twice in 2018.
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
PART III, ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 1, 2019, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On December 30, 2018, there were 200 shares of the Company’s common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
Queso Holdings Inc. (1)	200	100%
Thomas Leverton	—	—
J. Roger Cardinale	—	—
James A. Howell	—	—
Andrew S. Jhawar	—	—
Naveen R. Shahani	—	—
Allen R. Weiss	—	—
Directors and Executive Officers as a Group (6 persons)	—	—
___________________________

(1)
AP VIII CEC Holdings, L.P. (“Queso LP”) is the sole shareholder of Queso Holdings Inc. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Queso LP. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control with respect to the shares of our common stock held of record by Queso Holdings Inc. Each of Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, disclaims beneficial ownership of the shares of our common stock owned of record by Queso Holdings Inc., except to the extent of any pecuniary interest therein. The address of each of Queso Holdings Inc., Queso LP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

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

Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At December 30, 2018, Apollo beneficially owned 100% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 30, 2018 and December 31, 2017. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2018 and 2017 fiscal years:

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$585,000	$585,000
Audit-related Fees (2)	10,000	7,000
Tax fees (3)	—	15,000
All other fees (4)	3,000	2,000
Total	$598,000	$609,000
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

Dated: March 11, 2019	CEC Entertainment, Inc.

/s/ Thomas Leverton
Thomas Leverton
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Leverton	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Thomas Leverton

/s/ James A. Howell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2019
James A. Howell

/s/ David Rappaport	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2019
David Rappaport

*	Director	March 11, 2019
Andrew S. Jhawar

*	Director	March 11, 2019
Naveen R. Shahani

*	Director	March 11, 2019
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.	Executive Vice President, Chief Legal and Human Resources Officer	March 11, 2019
Rodolfo Rodriguez, Jr.

EXHIBIT INDEX

Exhibit Number	Description
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

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 5, 2015)

4.5
Third Supplemental Indenture, dated as of March 19, 2015, among CEC Entertainment, Inc., CEC Leaseholder, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018.

4.6
Fourth Supplemental Indenture, dated as of November 13, 2017, among CEC Entertainment., CEC Leaseholder #2, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018.

4.7
Fifth Supplemental Indenture, dated as of January 24, 2018, among CEC Entertainment, Inc., CEC Entertainment International, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018.

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.6
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.7
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.8
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.9
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Employment Agreement, dated as of November 20, 2015, between the Company and Dale R. Black (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 2, 2016)

10.11
Incremental Assumption Agreement (Extended Revolving Facility Commitment) dated as of May 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on August 10, 2018.

10.12
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Thomas Leverton (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 9, 2018)

10.13
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and J. Roger Cardinale (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 00-13687) as filed with the Commission on November 9, 2018)

10.14*	Employment Agreement, dated as of December 20, 2018 between the Company and James A. Howell

21.1*	Subsidiaries of the Company

24.1*	Power of attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Filed herewith.
**    Furnished herewith.