Form 10-K/A
period 2018-12-30
CEC ENTERTAINMENT INC
filed 2019-04-29
CIK 813920

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

Explanatory Note
CEC Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019 (the “Original Form 10-K”), in accordance with General Instruction G(3) to Form 10-K.
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
Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 1. “Business”, Part 1, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Original Form 10-K filed with the SEC on March 12, 2019, and include, among other things, statements relating to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of the Company’s Original Form 10-K filed with the SEC on March 12, 2019.
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
Summary Compensation Table
The Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers in Fiscal 2018 for services rendered in all capacities during Fiscal 2018, Fiscal 2017, and Fiscal 2016:

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)
Thomas Leverton	2018	550,000	300,728	24,000	874,728
Chief Executive Officer	2017	550,000	—	24,000	574,000
	2016	550,000	477,400	24,000	1,051,400
J. Roger Cardinale	2018	485,000	260,337	18,000	763,337
President	2017	485,000	—	18,000	503,000
	2016	485,000	406,430	18,000	909,430
James Howell (1)	2018	100,000	121,532	—	221,532
Executive Vice President and Chief Financial Officer	2017	n/a	n/a	n/a	n/a
	2016	n/a	n/a	n/a	n/a
Dale Black (4)	2018	307,692	—	19,083	326,775
Former Executive Vice President and Chief Financial Officer	2017	400,000	—	—	400,000
	2016	400,000	320,160	70,893	791,053
__________________________

(1)	Mr. Howell began his employment with CEC Entertainment in September 2018.

(2)	See “-Narrative Disclosure To Summary Compensation Table - Non Equity Incentive Plan Compensation,” below for more information about the terms of these awards.

(3)See the table below for additional information about the compensation included under “All Other Compensation” for 2018, 2017 and 2016.

Name	Year	Car Allowance/Car Insurance	Moving Expense Reimbursement	Vacation Pay on Termination	Total
		($)	($)	($)	($)
Thomas Leverton	2018	24,000	—	—	24,000
	2017	24,000	—	—	24,000
	2016	24,000	—	—	24,000
J. Roger Cardinale	2018	18,000	—	—	18,000
	2017	18,000	—	—	18,000
	2016	18,000	—	—	18,000
James Howell	2018	—	—	—	—
	2017	n/a	n/a	n/a	n/a
	2016	n/a	n/a	n/a	n/a
Dale Black	2018	—	—	19,083	19,083
	2017	—	—	—	—
	2016	—	70,893	—	70,893

(4)	The salary paid to Mr. Black in 2018 was his base salary of $400,000, prorated for the period from January 1, 2018 to September 21, 2018, his last date of employment with the Company.
Narrative Disclosure to Summary Compensation Table
Employment Agreements with Named Executive Officers
On July 30, 2014, CEC Entertainment entered into employment agreements with Messrs. Leverton and Cardinale, and on December 20, 2018, CEC Entertainment entered into an employment agreement with Mr. Howell. Each of these agreements contains substantially similar terms and conditions of employment, including a five-year term. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, and $400,000 for Mr. Howell. The agreements also provide for maximum annual bonus opportunities equal to 150% of the named executive’s respective base salary. Finally, all of our named executive officers are entitled to receive, pursuant to the terms of their employment agreements, employee benefits provided to senior executives of the Company.
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
The employment agreements also (a) required that each named executive officer purchase common stock of Parent having an aggregate value as of the date of purchase equal to $1,500,000, in the case of Mr. Cardinale; $500,000, in the case of Mr. Leverton; and $300,000, in the case of Mr. Howell, to be made as an initial investment of $150,000 and up to $150,000 of Mr. Howell’s annual bonus, net of applicable taxes, until such amount reaches $150,000; (b) provided for a one‑time grant of stock options to purchase common stock of Parent representing a percentage of the fully diluted shares of common stock of Parent equal to 1.50% (580,875 shares), in the case of Mr. Leverton; 1.00% (387,249 shares), in the case of Mr. Cardinale; and 0.545% (211,054 shares), in the case of Mr. Howell (which stock options were granted on January 30, 2019); and (c) for Mr. Leverton only, provided for a one‑time award of restricted shares of Parent having an aggregate grant date value equal to $550,000, prorated for the number of days he served during 2014 (which reduced, dollar-for-dollar, his annual bonus for 2014). All such equity awards were granted pursuant to the terms of the Queso Holdings Inc. 2014 Equity Incentive Plan (the “Equity Incentive Plan”) and award agreements. Mr. Howell purchased his initial investment of common stock of Parent on December 21, 2018.
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
On October 12, 2018, CEC Entertainment entered into an “Amendment to Employment Agreement” with each of Messrs. Leverton and Cardinale, pursuant to which (a) their original employment agreements were extended for an additional term of one year, to be automatically extended thereafter for successive one-year terms unless either party gives notice of an intention not to further extend the term at least 90 days before the applicable renewal date of the agreement; (b) provided for a stock bonus grant valued at $70,140 for Mr. Leverton and $63,263 for Mr. Cardinale, to be granted on or about January 1, 2019; (c) established the Company’s obligations to the named executive officers in the event the Employment Period defined in their agreements expires as a result of either (i) the Company’s non-extension of the Agreement without Cause, or (ii) the Executive’s non-extension of the Agreement for Good Reason; and (d) updated the Notice provision of the Employment Agreements.
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
Non-Equity Incentive Plan Compensation
For 2018, the Compensation Committee determined that pro forma Adjusted EBITDA (as defined in the Alternative Incentive Bonus Plan, referred to herein as “Adjusted EBITDA”) for the incentive period covering August 2018 through December 2018 (5/12 of the fiscal year) was an appropriate quantitative measure of CEC Entertainment’s performance for purposes of determining the incentive compensation to be awarded to each of our named executive officers under the 2018 Alternative Support Center Incentive Bonus Plan (the “Alternative Incentive Bonus Plan”). The Compensation Committee also determined that the Alternative Incentive Bonus Plan should have a discretionary component to reward individual performance. In no event would a cash bonus be paid under the Alternative Incentive Bonus Plan with respect to any given performance measure unless the minimum target for the incentive period covering August 2018 through December 2018 (5/12 of the fiscal year) as predetermined by the Compensation Committee was attained.
For 2018, the actual bonus that could have been earned by an eligible employee was equal to the employee’s gross base earnings for the year (which was equal to the gross salary paid to the employee during fiscal year 2018), multiplied by his or her target bonus percentage, multiplied by the sum of the multipliers for each of the two measurable components of the Alternative Incentive Bonus Plan, each measured for the Company: (i) Adjusted EBITDA, and (ii) a discretionary portion that was based on the employee’s individual performance. The two components were weighted as follows:

Metric	Total Bonus %
Adjusted EBITDA	80%
Discretionary	20%
Total	100%
For 2018, the Compensation Committee set the target, minimum, and maximum levels for payout eligibility under the Alternative Incentive Bonus Plan’s performance measure of Adjusted EBITDA as follows (all dollar figures are in millions):

Metric	Minimum (1)	Target	Maximum (2)

Adjusted EBITDA (3)	$50.2	$52.8	$55.0
_______________

(1)	If the minimum quantitative component of the Alternative Incentive Bonus Plan were achieved, the bonus payout, as a percentage of target, would be 50%.

(2)	The maximum bonus payout on the quantitative component of the Alternative Incentive Bonus Plan, as a percentage of target, is 150%.

(3)	Target for the incentive period covering August, 2018 through December, 2018 (5/12 of the 2018 Fiscal Year).
If the actual quantitative component achieved was either (i) greater than such component’s minimum level but less than its target level or (ii) greater than such component’s target level but less than its maximum level, then the portion of the bonus payable in respect of such component would be calculated based on a linear interpolation.
Actual CEC Entertainment performance on the quantitative measure considered for determination of payment eligibility in the Alternative Incentive Bonus Plan was $54.7 million. The Company’s Adjusted EBITDA of $54.7 million resulted in a payout equal to 109.16% of the target for the Adjusted EBITDA component under the Alternative Incentive Bonus Plan. As this metric could contribute up to 80% of the total bonus available under the Incentive Bonus Plan, the actual payout for Adjusted EBITDA component was 87.33% of an eligible employees’ target bonus (109.16% x 80% = 87.33%).
The Alternative Incentive Bonus Plan also provides that each employee may be awarded a discretionary bonus of up to 20% of the total target bonus percentage. The percentage of the discretionary bonus component awarded to an employee is decided by the employee’s direct supervisor (or, in the case of our Chief Executive Officer, the Compensation Committee), whose decision is to be guided by the employee’s individual performance during the year, measured by the employee’s achievement of his or her goals that were established in coordination with the supervisor or the Compensation Committee, as applicable at the beginning of the employee’s review period. The discretionary component of the Alternative Incentive Bonus Plan cannot be achieved above 100% of target, and many employees were awarded less than 100% of the discretionary portion of the bonus.
Assuming a 100% award of the discretionary portion of the bonus, the maximum payout that an eligible employee could receive would be 107.33% of the employee’s target bonus (87.33% + 20% = 107.33%). Mr. Howell’s bonus payout was prorated for the time that he worked for the Company in 2018.
These calculations are set forth in the following table:

		2018 Payout
Metric	% Weighting	Bonus as a % of Target	% of Base
Adjusted Plan EBITDA	80%	109.16%	87.3%
Discretionary	20%	100%	20%
Total	100%		107.3%
Based on these calculations, our named executive officers received the following bonuses under the Incentive Bonus Plan:

Name and Position	2018 Incentive Bonus Plan Payment
Tom Leverton, Chief Executive Officer	$300,728
J. Roger Cardinale, President	$260,337
James Howell, Chief Financial Officer	$121,532
Dale Black, Former Chief Financial Officer (1)	—
_______________

(1)	As Mr. Black’s employment with the Company terminated as of September 21, 2018, he was not eligible to receive a payment under the Alternative Incentive Bonus Plan for 2018.
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
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table provides information on stock option awards held by our named executive officers as of December 30, 2018, the last day of our 2018 fiscal year . Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option award grant date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unexercised Unearned Options (#) (1)	Options Exercise Price ($) (2)	Option Expiration Date
Thomas Leverton	154,900	38,725	387,250	8.03	02/14/2024
J. Roger Cardinale	103,266	25,817	258,166	8.03	02/14/2024
James Howell (3)	—	—	—	—	—

___________________________

(1)
Under the Queso Holdings Inc. Equity Incentive Plan Stock Option Agreement (the “Option Agreement”), which each named executive officer signed as a condition of receiving option grants from Parent, each of our named executive officers was awarded three tranches of stock options (with each of Tranche A, Tranche B, and Tranche C equal to 1/3 of the total grant). As to Messrs. Leverton and Cardinale, Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of February 14, 2014. Tranche B stock options vest and become exercisable if AP VIII CEC Holdings, L.P. (f/k/a AP VIII Queso Holdings, L.P.), an affiliate of our sponsor, and its affiliates realize a multiple on invested capital (“MOIC”) of at least 2.0x (with such MOIC to be calculated in accordance with the methodology set forth in the Equity Incentive Plan). Tranche C stock options vest and become exercisable if AP VIII CEC Holdings, L.P., an affiliate of our sponsor, and its affiliates realize an MOIC of at least 3.0x. For a description of the treatment of the stock option in the event of an initial public offering or change in control, please see the description below under the heading “- Potential Payments Upon Termination or Change in Control - Accelerated Vesting of Stock Options; Option to Repurchase Stock.” As of the same date, none of our named executive officers’ Tranche B and C stock options had vested.

(2) The listed stock option exercise prices reflect adjustments taking into account dividends paid in 2015.

(3)	Mr. Howell had not been granted any stock options as of December 30, 2018.
Potential Payments Upon Termination or Change in Control
Severance Benefits
As described above, the employment agreements with each of Messrs. Leverton, Cardinale, and Howell provide for severance benefits upon a termination by the Company without “cause” or upon a resignation by the named executive officer with “good reason,” in either case consisting of a lump-sum payment (the “Severance Payment”) equal to the sum of one year of base salary plus the annual bonus paid to the named executive officer in respect of the most recently completed fiscal year. “Good reason” is defined as the occurrence of any of the following: (i) any reduction in base salary (or in the case of Mr. Leverton, reduction in base salary or maximum bonus opportunity), (ii) any material breach by the Company of the executive’s employment agreement, and (iii) a forced relocation of more than 50 miles from the executive’s principal place of employment. As indicated above, pursuant to the amendments to their Employment Agreements, the Company’s obligation to make a Severance Payment to Messrs. Leverton and Cardinale also attaches in the event of either (x) the Company’s non-extension of the Agreement without Cause, or (y) the Executive’s non-extension of the Agreement for Good Reason. In any event, the executive’s right to receive the Severance Payment is conditioned upon the execution, delivery, and non-revocation by the executive of a comprehensive release of claims in favor of the Company.
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
Each of Messrs. Leverton, Cardinale, and Howell also signed an “Investor Rights Agreement” as a condition of purchasing common stock of Parent pursuant to his employment agreement. That agreement provides that Parent or its designee may repurchase such stock from the officer in the event of termination of his employment prior to a public offering by Parent. If the executive’s termination is for any reason other than (i) by the Company for “cause” (as that term is defined in the Investor Rights Agreement), or (ii) a voluntary resignation by the executive, then the price that the Company or its designee will pay for the stock will be the fair market value of the stock as of the termination date. If the termination is by the Company for “cause,” or by the executive for any reason, the price to be paid will be the lesser of the fair market value of the stock as of the termination date and the amount originally paid by the shareholder to acquire the shares, less any amount per share of any dividends or other distributions paid or payable to the shareholder since share purchase. Following the same framework, the Option Agreement allows the Company the same right (but not obligation) to repurchase any shares of common stock acquired by our named executive officers through option exercise.
As of December 30, 2018, 80% of the Tranche A stock options granted to Messrs. Leverton and Cardinale, had vested, so in the event of their termination as of that date for any reason (other than a termination for cause) and absent a change in control, these vested stock options would be available for exercise. Under the Option Agreement, such stock options remain exercisable as follows: (a) in the event of death or disability of the named executive officer, by the earlier of (1) one year following such termination and (2) the expiration of the option term; and (b) for all other terminations, by the earlier of (1) 90 days following such termination and (2) the expiration of the option term.
If, in connection with a change in control, the Company had terminated the employment of Messrs. Leverton or Cardinale without cause, or as the result of their respective resignation for good reason as of December 30, 2018, their respective Tranche A stock options would have vested in full.
In summary, therefore, assuming a severance-eligible termination as of December 30, 2018, each of our named executives would have been entitled to the following:

Name	Resignation with Good Reason	Termination Without Cause	Terminated Without Cause or Resignation with Good Reason Following a Change in Control
	($)	($)	($)
Thomas Leverton:
• Salary	550,000	550,000	550,000
• Non-Equity Incentive Plan Compensation	300,728	300,728	300,728
• Accelerated payment of the Converted Award (1)	—	—	32,142
Totals	850,728	850,728	882,870

J. Roger Cardinale
• Salary	485,000	485,000	485,000
• Non-Equity Incentive Plan Compensation	260,337	260,337	260,337
• Accelerated payment of the Converted Award (1)	—	—	21,428
Totals	745,337	745,337	766,765

James Howell
• Salary	400,000	400,000	400,000
• Non-Equity Incentive Plan Compensation	121,532	121,532	121,532
• Accelerated vesting of unvested Tranche A stock options (2)	n/a	n/a	n/a
Totals	521,532	521,532	521,532
________________________

(1)
Subject to the continued employment of Messrs. Leverton and Cardinale, as applicable, any portion of the Converted Award (i.e., the spread value of Tranche A stock options in a change in control) is payable on the six-month anniversary of such transaction. If, however, the employment of Mr. Leverton or Mr. Cardinale, as applicable, is terminated without cause or due to a resignation with good reason prior to such date, such named executive officer would be eligible to accelerated payment of the Converted Award.

(2)	As of December 30, 2018, Mr. Howell had not been granted any stock options.

DIRECTOR COMPENSATION
As of December 30, 2018, we compensated Allen Weiss for his services on our board of directors with an annual retainer fee of $100,000. All other members of our board of directors receive no compensation. We reimburse our directors for travel expenses to and from our board meetings and other out-of-pocket expenses they incur when attending meetings or conducting their duties as directors.
The following table sets forth information concerning fees and other amounts earned or paid to each non-employee director of the Company during fiscal 2018:
Director Compensation for Fiscal 2018

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(6)	($)	($)	($)	($)
Lance A. Milken (2)	—	—	—	—	—
Michael Diverio (3)	—	—	—	—	—
Allen R. Weiss (3)	100,000	—	—	—	100,000
Andrew S. Jhawar(4)	—	—	—	—	—
Naveen R. Shahani (5)	—	—	—	—	—
____________________

(1)	Mr. Leverton has been excluded from this table because his compensation is fully reflected in the Summary Compensation Table for executive officers.

(2)
Mr. Milken, who resigned as a director effective December 21, 2018, was an employee of Apollo through the date of his resignation and was therefore not awarded any compensation for his Board of Directors and committee service.

(3)
During Fiscal 2018, Mr. Diverio, who resigned as a director effective February 19, 2019, was an employees of Apollo and was not awarded any compensation for his board of directors and committee service. The Company is only compensating Mr. Weiss, the sole independent director of the board of directors, for his board of directors and committee service.

(4)
Mr. Jhawar was appointed to the Board to serve as Chairman of the Board, effective as of December 21, 2018. In addition, the Board also appointed Mr. Jhawar as Chairman of the Audit and Compensation Committees of the Board. Mr. Jhawar was an employee of Apollo during the period from December 21, 2018 through December 30, 2018 and was not awarded any compensation for his board of directors and committee service.

(5)	Mr. Shahani was appointed to the Board effective as of February 19, 2019.

(6)	This column reports the amount of cash compensation earned in 2018 for Board of Directors and committee service.

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

Dated: April 29, 2019	CEC Entertainment, Inc.

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

10.12
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Thomas Leverton (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 9, 2018)

10.13
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and J. Roger Cardinale (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 9, 2018)

10.14
Employment Agreement, dated as of December 20, 2018 between the Company and James A. Howell (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

24.1	Power of attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.1INS to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.1SCH to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.1CAL to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.1DEF to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.1LAB to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.1PRE to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

__________________
*    Filed herewith.