Form 10-Q
period 2019-03-31
CEC ENTERTAINMENT INC
filed 2019-05-15
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2019, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$112,030	$63,170
Restricted cash	266	151
Accounts receivable	20,747	24,020
Income taxes receivable	—	10,160
Inventories	24,593	23,807
Prepaid expenses	18,712	25,424
Total current assets	176,348	146,732
Property and equipment, net	533,610	539,185
Operating lease right-of-use assets, net	544,592	—
Goodwill	484,438	484,438
Intangible assets, net	470,242	477,085
Other noncurrent assets	18,883	18,725
Total assets	$2,228,113	$1,666,165
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Operating lease liability, current portion	47,509	—
Accounts payable	38,848	31,410
Accrued expenses	40,405	36,030
Unearned revenues	22,706	18,124
Accrued interest	2,417	7,463
Other current liabilities	5,332	5,955
Total current liabilities	164,817	106,582
Operating lease obligations, less current portion	529,972	—
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	960,715	961,514
Deferred tax liability	108,450	107,058
Accrued insurance	9,861	9,861
Other noncurrent liabilities	190,510	238,579
Total liabilities	1,964,325	1,423,594
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of March 31, 2019 and December 30, 2018	—	—
Capital in excess of par value	359,696	359,570
Accumulated deficit	(94,414)	(115,660)
Accumulated other comprehensive loss	(1,494)	(1,339)
Total stockholder’s equity	263,788	242,571
Total liabilities and stockholder’s equity	$2,228,113	$1,666,165

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
REVENUES:
Food and beverage sales	$117,815	$118,377
Entertainment and merchandise sales	149,677	131,117
Total company venue sales	267,492	249,494
Franchise fees and royalties	5,820	5,410
Total revenues	273,312	254,904
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	26,652	27,360
Cost of entertainment and merchandise	11,746	9,382
Total cost of food, beverage, entertainment and merchandise	38,398	36,742
Labor expenses	72,505	67,349
Lease costs	27,027	24,049
Other venue operating expenses	35,297	38,062
Total company venue operating costs	173,227	166,202
Other costs and expenses:
Advertising expense	12,253	13,974
General and administrative expenses	15,243	12,909
Depreciation and amortization	24,334	26,572
Transaction, severance and related litigation costs	23	534
Total operating costs and expenses	225,080	220,191
Operating income	48,232	34,713
Interest expense	19,808	18,557
Income before income taxes	28,424	16,156
Income tax expense	7,178	3,933
Net income	$21,246	$12,223

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net income	$21,246	$12,223
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	(155)	154
Comprehensive income	$21,091	$12,377

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,246	$12,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,334	26,572
Deferred income taxes	1,448	(672)
Stock-based compensation expense	1,162	64
Amortization of lease related liabilities	—	(211)
Amortization of original issue discount and deferred debt financing costs	1,059	1,137
Loss on asset disposals, net	954	1,237
Non-cash lease expense	732	1,181
Change in operating lease liabilities	(152)	—
Other adjustments	112	(26)
Changes in operating assets and liabilities:
Accounts receivable	3,369	3,071
Inventories	(864)	(1,641)
Prepaid expenses	(2,079)	442
Accounts payable	7,692	2,195
Accrued expenses	1,638	1,916
Unearned revenues	4,578	3,908
Accrued interest	(4,975)	(5,010)
Income taxes receivable	10,224	4,426
Deferred landlord contributions	—	1,752
Net cash provided by operating activities	70,478	52,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,372)	(18,060)
Development of internal use software	(282)	(515)
Proceeds from sale of property and equipment	21	158
Net cash used in investing activities	(18,633)	(18,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(1,900)	(1,900)
Payments on financing lease obligations	(168)	(145)
Payments on sale leaseback obligations	(803)	(688)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Return of capital		—
Net cash used in financing activities	(2,871)	(2,733)
Effect of foreign exchange rate changes on cash	1	46
Change in cash, cash equivalents and restricted cash	48,975	31,460
Cash, cash equivalents and restricted cash at beginning of period	63,321	67,312
Cash, cash equivalents and restricted cash at end of period	$112,296	$98,772

	Three Months Ended
	March 31, 2019	April 1, 2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23,799	$22,546
Income taxes (refunded) paid, net	$(4,493)	$180
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$1,062	$634

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2019	April 1, 2018
	Three Months Ended
Cash and cash equivalents	$112,030	$98,686
Restricted cash(1)	266	86
Cash, cash equivalents and restricted cash	$112,296	$98,772
__________________

(1)	Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs.

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
We currently operate and franchise Chuck E. Cheese’s and Peter Piper Pizza family dining and entertainment venues in 47 states and 14 foreign countries and territories. As of March 31, 2019 we and our franchisees operated a total of 748 venues, of which 554 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 194 venues located in 15 states and 13 foreign countries and territories, including Chile, Colombia, Guam, Guatemala, Honduras, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. As of March 31, 2019, a total of 181 Chuck E. Cheese's venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 133 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (33 are Company-operated and 100 are franchised locations).
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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $0.8 million and $0.7 million for the three months ended March 31, 2019 and April 1, 2018, respectively. Our contributions to the Association Funds are eliminated in consolidation.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2019 and April 1, 2018 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019.

Recently Adopted Accounting Guidance
Effective December 31, 2018, the beginning of our Fiscal 2019 year, we adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements (“ASU 2018-11”). This new standard introduces a new lease model that requires the recognition of lease right-of-use assets and operating lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. ASU 2018-11 provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows for entities to initially apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance sheet of retained earnings in the period of adoption. The cumulative impact of adopting the new lease guidance did not require us to record an adjustment to opening accumulated deficit as of December 31, 2018 in our Consolidated Balance Sheet.
Upon adoption of ASU 2016-02, we applied the package of practical expedients included therein, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 1 year or less) and an accounting policy to account for lease and non-lease components as a single component for real estate operating leases. We also utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to December 31, 2018 remained unchanged and in accordance with Leases (Topic 840). The adoption of the guidance in ASU 2016-02 resulted in the recognition as of December 31, 2018 of Right-of-Use assets related to our operating leases of $557.1 million and lease liabilities related to our operating leases of $590.8 million. In addition, as a result of electing to account for lease and non-lease components as a single component for certain classes of assets, lease costs for the three months ended March 31, 2019 includes $3.5 million of common area maintenance charges, which was previously included in “Other venue operating expenses” in our Consolidated Statement of Earnings. Other venue operating expenses in our Consolidated Statement of Earnings for the three months ended April 1, 2018 includes common area maintenance charges of $3.6 million. The adoption of the guidance did not have a material impact on our Consolidated Statement of Cash Flows.
Note 2. Unearned Revenue:
Liabilities relating to unused game credits, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the three months ended March 31, 2019:

	Balance at			Balance at
	December 31, 2018	Revenue Deferred	Revenue Recognized	March 31, 2019
	(in thousands)
PlayPass related deferred revenue	$5,561	$14,346	$(12,455)	$7,452
Gift card related deferred revenue	5,253	1,926	(2,882)	4,297
Unearned franchise and development fees	6,321	2,572	(29)	8,864
Other unearned revenues	989	9,101	(7,997)	2,093
Total unearned revenue	$18,124	$27,945	$(23,363)	$22,706

Note 3. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at March 31, 2019:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese's tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Franchise agreements	25	53,300	(9,758)	43,542
		$480,000	$(9,758)	$470,242
In connection with the adoption of ASU 2016-02 effective December 31, 2018, we reclassified $6.3 million related to the net carrying amount of our favorable lease definite-lived intangible asset from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” on our Consolidated Balance Sheets. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” and Note 4. “Leases” for further discussion on the adoption of ASU 2016-02.
Amortization expense related to favorable lease agreements was $0.4 million for the three months ended April 1, 2018, and is included in “Lease costs” in our Consolidated Statements of Earnings. As described above, in connection with the adoption of ASU 2016-02 at the beginning of Fiscal 2019, our favorable lease definite-lived intangible asset from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” and therefore we no longer have any amortization expense related to favorable lease agreements. Amortization expense related to franchise agreements was $0.5 million for both the three months ended March 31, 2019 and April 1, 2018, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Note 4. Leases:
We lease certain venues, warehouses, office space and equipment. The leases generally require us to pay minimum rent, property taxes, insurance, and other maintenance costs. Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants

Most leases generally have initial terms of 10 to 20 years and include one or more options to renew. The exercise of lease renewal options is at our sole discretion and based on our history of exercising renewal lease options, our operating lease liabilities typically assume the exercise of two lease renewal options. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

		March 31, 2019
	Balance Sheet Classification	(in thousands)
Assets
Operating	Operating lease right-of-use assets, net	$544,592
Finance	Property and equipment, net (1)	9,839
Total leased assets		$554,431

Liabilities
Current
Operating	Operating lease liability, current portion	$47,509
Finance	Other current liabilities	735
Noncurrent
Operating	Operating lease obligations, less current portion	529,972
Finance	Other noncurrent liabilities	12,104
Total leased liabilities		$590,320
__________________
(1) Finance lease assets are recorded net of accumulated amortization of $5.2 million as of March 31, 2019.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the current cost of debt on our secured credit facilities at commencement date in determining the present value of lease payments.

		Three Months Ended
		March 31, 2019
	Statement of Earnings Classification	(in thousands)
Operating lease cost	Lease costs	$27,027
Operating lease cost (2)	General and administrative	323
Finance lease cost
Amortization of leased assets	Depreciation and amortization	248
Interest on lease liabilities	Net interest expense	381
Net lease cost		$27,979
__________________
(1) Includes common area maintenance charges of $3.5 million.
(2) Represents the lease cost associated with operating leases relating to our corporate offices and warehouse facilities.

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
	(in thousands)
Remainder of 2019	$69,565	$2,192	$71,757
2020	91,300	2,204	93,504
2021	89,249	2,181	91,430
2022	87,383	2,147	89,530
2023	84,958	1,920	86,878
After 2023	451,203	13,216	464,419
Total lease payments	873,658	23,860	897,518
Less: interest	296,177	11,021	307,198
Present value of lease liabilities	$577,481	$12,839	$590,320
__________________
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude legally binding minimum lease payments for leases signed but not yet commenced.
(2) Finance lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years):
Operating leases	10.3
Finance leases	11.4
Weighted average discount rate:
Operating leases	8.0%
Finance leases	13.6%
The following table includes supplemental cash flow information related to leases:

March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,398
Operating cash flows for finance leases	381
Financing cash flows for finance leases	168
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	234
Finance lease liabilities	—

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Financing	Operating
Fiscal Years	(in thousands)
2019	2,182	92,435
2020	2,214	90,983
2021	2,201	88,914
2022	2,184	87,183
2023	1,956	84,806
Thereafter	13,266	457,277
Future minimum lease payments	24,003	901,598
Less amounts representing interest	(10,996)
Present value of future minimum lease payments	13,007
Less current portion	(677)
Finance lease liability, net of current portion	$12,330

Note 5. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	March 31, 2019	December 30, 2018
	(in thousands)
Trade and other amounts payable	$26,962	$20,685
Book overdraft	11,886	10,725
Accounts payable	$38,848	$31,410

The book overdraft balance represents checks issued but not yet presented to banks.

Note 6. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	March 31, 2019	December 30, 2018
	(in thousands)
Term loan facility	$722,000	$723,900
Senior notes	255,000	255,000
Total debt outstanding	977,000	978,900
Less:
Deferred financing costs, net	(7,667)	(8,633)
Unamortized original issue discount	(1,018)	(1,153)
Current portion of term loan facility	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$960,715	$961,514
We were in compliance with the debt covenants in effect as of March 31, 2019 for both the secured credit facilities and the senior notes.
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $95.0 million senior secured revolving credit facility with a maturity date of November 16, 2020 (as discussed in more detail below, $95.0 million of our original $150.0 million revolving credit facility maturing on February 14, 2019, was extended to November 16, 2020). The revolving credit facility includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The term loan facility requires scheduled quarterly payments equal to 0.25% of the original principal amount from July 2014 to December 2020, with the remaining balance paid at maturity, February 14, 2021.
As of March 31, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the revolving credit facility, and a $9.0 million letter of credit issued but undrawn under the revolving credit facility, as of December 30, 2018. On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020.  In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving credit facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow (as defined in the secured credit facilities agreement and subject to step-downs based on our net first lien senior secured leverage ratio) exceeds $10 million with any such required mandatory payment reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is greater than 3.65 to 1.00 on a pro forma basis. The remaining $55.0 million of the original revolving credit facility matured on February 14, 2019 with no borrowing thereunder outstanding thereunder. All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the three months ended March 31, 2019, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility was 3.25%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. During the three months ended March 31, 2019 and April 1, 2018 the commitment fee rate was 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
During the three months ended March 31, 2019, the federal funds rate ranged from 2.40% to 2.43%, the prime rate was 5.50% and the one-month LIBOR ranged from 2.48% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 6.2% and 5.5% for the three months ended March 31, 2019 and April 1, 2018, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
Senior Unsecured Debt
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “senior notes”). The senior notes bear interest at a rate of 8.0% per year payable February 15th and August 15th each year and mature on February 15, 2022. We may call some or all of the senior notes at 102% on or after February 15, 2019 and at 100% on or after February 15, 2020 as set forth in the indenture governing the senior notes (the “indenture”).
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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for both the three months ended March 31, 2019 and April 1, 2018, which included amortization of deferred financing costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Term loan facility (1)	$10,666	$9,119
Senior notes	5,082	5,082
Finance lease obligations	381	428
Sale leaseback obligations	2,695	2,630
Amortization of deferred financing costs	924	1,001
Other	60	297
Total interest expense	$19,808	$18,557
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.7% for the three months ended March 31, 2019 and 6.2% for the three months ended April 1, 2018, respectively.
We were in compliance with the debt covenants in effect as of March 31, 2019 for both the secured credit facilities and the senior notes.
Note 7. Fair Value of Financial Instruments:
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

The following table presents information on our financial instruments as of the periods presented:

	March 31, 2019		December 30, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,391	$7,600	$7,051
Long-term portion (2)	968,382	929,021	970,147	885,212
Bank indebtedness and other long-term debt:	$975,982	$936,412	$977,747	$892,263
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
Our non-financial assets, which include long-lived assets, including property, plant and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment.
During the three months ended March 31, 2019 and April 1, 2018, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
Note 8. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	March 31, 2019	December 30, 2018
	(in thousands)
Sale leaseback obligations, less current portion (1)	$172,543	$174,520
Lease related liabilities (2)	—	45,195
Financing lease obligations, less current portion	12,104	12,330
Other	5,863	6,534
Total other noncurrent liabilities	$190,510	$238,579
 _________________

(1)
The sale leaseback obligations are accounted for under the financing method, rather than as completed sales. Under the financing method the sales proceeds received are included in other long-term liabilities until our continuing involvement with the properties is terminated. The rental payments related to the sale leaseback properties are recorded as interest expense and a reduction of the sale leaseback obligation.

(2)
Lease liabilities totaling $45.2 million were reclassified in connection with the adoption of ASU 2016-02 on December 31, 2018.See Note 1. “Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” and Note 4. “Leases” for further discussion on the adoption of ASU 2016-02.

Note 9. Income Taxes:
Our income tax expense consists of the following for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Federal and state income taxes	$6,898	$3,535
Foreign income taxes (1)	280	398
Income tax expense	$7,178	$3,933
__________________
(1)    Including foreign taxes withheld.
Our effective income tax rate for the three months ended March 31, 2019 was 25.3% as compared to 24.3% for the three months ended April 1, 2018. Our effective income tax rate for the three months ended March 31, 2019 and April 1, 2018 were favorably impacted by employment-related federal income tax credits, offset by state taxes and the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties, and foreign income taxes (taxes withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation).
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
Our liability for uncertain tax positions (excluding interest and penalties) was $4.2 million as of March 31, 2019 and $4.3 million as of December 30, 2018 and if recognized would decrease our provision for income taxes by $3.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits and resolve uncertain tax positions as a result of expiring statutes of limitations or payment. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $3.7 million within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits was $1.1 million as of March 31, 2019 and December 30, 2018. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

Note 10. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of March 31, 2019 and the activity for the three months ended March 31, 2019 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 30, 2018	1,987,331	$8.87
Options Granted	424,985	$8.86
Options Forfeited	(5,366)	$8.58
Outstanding stock options, March 31, 2019	2,406,950	$8.87	6.1	$2,197
Stock options expected to vest, March 31, 2019	1,624,580	$9.05	6.5	$1,182
Exercisable stock options, March 31, 2019	601,862	$8.31	5.0	$883

__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of March 31, 2019, we had $1.7 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average period of 4.4 years.
Stock Awards
During the first quarter of 2019, certain officers of the Company were granted stock bonus awards under the 2014 Equity Incentive Plan. The number of common shares of Parent awarded was based on the fair market value of Parent’s common stock as of December 31, 2018. The shares granted to the officers were fully vested immediately on the date that they were granted. In addition, during 2019, the Company agreed to issue fully vested common shares of Parent to certain officers of the Company in the first quarter 2020 based on the Company’s financial performance for Fiscal 2019.
The following table summarizes stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Stock-based compensation costs related to stock awards	$1,031	$—
Stock-based compensation costs related to incentive stock options	126	67
Portion capitalized as property and equipment (1)	(10)	(3)
Stock-based compensation expense recognized	$1,147	$64
Payroll taxes related to stock awards	$15	$—
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

Note 11. Stockholder’s Equity:
The following table summarizes the changes in stockholder’s equity during the three months ended March 31, 2019:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 30, 2018	200	$—	$359,570	$(115,660)	$(1,339)	$242,571
Net loss	—	—	—	21,246	—	21,246
Other comprehensive income	—	—	—	—	(155)	(155)
Stock-based compensation costs	—	—	126	—	—	126
Balance March 31, 2019	200	$—	$359,696	$(94,414)	$(1,494)	$263,788

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

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$104,407	$5,065	$2,558	$—	$112,030
Restricted cash	—	—	266	—	266
Accounts receivable	13,946	5,950	5,834	(4,983)	20,747
Inventories	18,658	5,641	294		24,593
Prepaid expenses	8,030	9,740	942		18,712
Total current assets	145,041	26,396	9,894	(4,983)	176,348
Property and equipment, net	459,345	68,873	5,392	—	533,610
Operating lease right-of-use assets, net	485,766	48,717	10,109	—	544,592
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	8,584	461,658	—	—	470,242
Intercompany	57,340	80,658	—	(137,998)	—
Investment in subsidiaries	491,735	—	—	(491,735)	—
Other noncurrent assets	7,104	11,759	20	—	18,883
Total assets	$2,087,939	$749,475	$25,415	$(634,716)	$2,228,113
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Operating lease liability, current portion	42,988	3,399	1,122	—	47,509
Accounts payable and accrued expenses	57,215	41,414	5,747	—	104,376
Other current liabilities	5,317	—	15	—	5,332
Total current liabilities	113,120	44,813	6,884	—	164,817
Operating lease obligations, less current portion	463,959	56,689	9,324	—	529,972
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	960,715	—	—	—	960,715
Deferred tax liability	91,990	18,037	(1,577)	—	108,450
Intercompany	—	116,598	26,383	(142,981)	—
Other noncurrent liabilities	194,367	5,970	34	—	200,371
Total liabilities	1,824,151	242,107	41,048	(142,981)	1,964,325
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,696	466,114	3,241	(469,355)	359,696
Retained earnings (deficit)	(94,414)	41,254	(17,224)	(24,030)	(94,414)
Accumulated other comprehensive income (loss)	(1,494)	—	(1,650)	1,650	(1,494)
Total stockholder's equity	263,788	507,368	(15,633)	(491,735)	263,788
Total liabilities and stockholder's equity	$2,087,939	$749,475	$25,415	$(634,716)	$2,228,113

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$54,775	$6,725	$1,670	$—	$63,170
Restricted cash	—	—	151	—	151
Accounts receivable	28,421	4,956	4,117	(3,314)	34,180
Inventories	16,896	6,617	294	—	23,807
Prepaid expenses	14,264	10,562	598	—	25,424
Total current assets	114,356	28,860	6,830	(3,314)	146,732
Property and equipment, net	468,827	64,721	5,637	—	539,185
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	14,716	462,369	—	—	477,085
Intercompany	78,402	66,373	—	(144,775)	—
Investment in subsidiaries	477,556	—	—	(477,556)	—
Other noncurrent assets	7,292	11,409	24	—	18,725
Total assets	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Accounts payable and accrued expenses	56,277	34,429	2,321	—	93,027
Other current liabilities	5,429	510	16	—	5,955
Total current liabilities	69,306	34,939	2,337	—	106,582
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	961,514	—	—	—	961,514
Deferred tax liability	91,049	17,866	(1,857)	—	107,058
Intercompany	—	119,498	28,591	(148,089)	—
Other noncurrent liabilities	229,733	18,191	516	—	248,440
Total liabilities	1,351,602	190,494	29,587	(148,089)	1,423,594
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,570	466,114	3,241	(469,355)	359,570
Retained earnings (deficit)	(115,660)	28,538	(18,691)	(9,847)	(115,660)
Accumulated other comprehensive income (loss)	(1,339)	—	(1,646)	1,646	(1,339)
Total stockholder's equity	242,571	494,652	(17,096)	(477,556)	242,571
Total liabilities and stockholder's equity	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$102,113	$14,223	$1,479	$—	$117,815
Entertainment and merchandise sales	133,650	13,207	2,820	—	149,677
Total company venue sales	235,763	27,430	4,299	—	267,492
Franchise fees and royalties	685	4,294	841	—	5,820
International Association assessments and other fees	315	11,785	11,319	(23,419)	—
Total revenues	236,763	43,509	16,459	(23,419)	273,312
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	22,428	3,734	490	—	26,652
Cost of entertainment and merchandise	11,044	443	259	—	11,746
Total cost of food, beverage, entertainment and merchandise	33,472	4,177	749	—	38,398
Labor expenses	66,240	4,941	1,324	—	72,505
Lease costs	24,594	1,861	572	—	27,027
Other venue operating expenses	42,811	3,737	849	(12,100)	35,297
Total company venue operating costs	167,117	14,716	3,494	(12,100)	173,227
Advertising expense	11,324	1,600	10,648	(11,319)	12,253
General and administrative expenses	5,106	10,398	(261)	—	15,243
Depreciation and amortization	21,426	2,467	441	—	24,334
Transaction, severance and related litigation costs	23	—	—	—	23
Total operating costs and expenses	204,996	29,181	14,322	(23,419)	225,080
Operating income	31,767	14,328	2,137	—	48,232
Equity in earnings (loss) in affiliates	14,386	—	—	(14,386)	—
Interest expense	18,915	711	182	—	19,808
Income (loss) before income taxes	27,238	13,617	1,955	(14,386)	28,424
Income tax expense	5,992	903	283	—	7,178
Net income (loss)	$21,246	$12,714	$1,672	$(14,386)	$21,246

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(155)	—	(155)	155	(155)
Comprehensive income (loss)	$21,091	$12,714	$1,517	$(14,231)	$21,091

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$102,648	$13,958	$1,771	$—	$118,377
Entertainment and merchandise sales	115,275	12,727	3,115	—	131,117
Total company venue sales	217,923	26,685	4,886	—	249,494
Franchise fees and royalties	572	4,143	695	—	5,410
International Association assessments and other fees	341	9,038	10,562	(19,941)	—
Total revenues	218,836	39,866	16,143	(19,941)	254,904
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	22,884	3,891	585	—	27,360
Cost of entertainment and merchandise	8,766	446	170	—	9,382
Total cost of food, beverage, entertainment and merchandise	31,650	4,337	755	—	36,742
Labor expenses	60,829	5,095	1,425	—	67,349
Lease costs	21,797	1,689	563	—	24,049
Other venue operating expenses	42,908	3,590	969	(9,405)	38,062
Total company venue operating costs	157,184	14,711	3,712	(9,405)	166,202
Advertising expense	10,985	1,941	11,584	(10,536)	13,974
General and administrative expenses	4,195	8,168	546	—	12,909
Depreciation and amortization	23,377	2,732	463	—	26,572
Transaction, severance and related litigation costs	313	221	—	—	534
Total operating costs and expenses	196,054	27,773	16,305	(19,941)	220,191
Operating income (loss)	22,782	12,093	(162)	—	34,713
Equity in earnings (loss) in affiliates	8,645	—	—	(8,645)	—
Interest expense	17,528	844	185	—	18,557
Income (loss) before income taxes	13,899	11,249	(347)	(8,645)	16,156
Income tax expense	1,676	2,186	71	—	3,933
Net income (loss)	$12,223	$9,063	$(418)	$(8,645)	$12,223

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	154	—	154	(154)	154
Comprehensive income (loss)	$12,377	$9,063	$(264)	$(8,799)	$12,377

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows provided by operating activities:	$64,577	$4,743	$1,158	$70,478

Cash flows from investing activities:
Purchases of property and equipment	(12,602)	(5,699)	(71)	(18,372)
Development of internal use software	421	(703)	—	(282)
Proceeds from sale of property and equipment	21	—	—	21
Cash flows used in investing activities	(12,160)	(6,402)	(71)	(18,633)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)	—	—	(1,900)
Payments on capital lease obligations	(165)	—	(3)	(168)
Payments on sale leaseback transactions	(803)	—	—	(803)
Cash flows used in financing activities	(2,868)	—	(3)	(2,871)
Effect of foreign exchange rate changes on cash	—	—	1	1
Change in cash, cash equivalents and restricted cash	49,549	(1,659)	1,085	48,975
Cash, cash equivalents and restricted cash at beginning of period	54,775	6,725	1,821	63,321
Cash, cash equivalents and restricted cash at end of period	$104,324	$5,066	$2,906	$112,296

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Three Months Ended April 1, 2018
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Consolidated
Cash flows provided by (used in) operating activities:	$38,848		$18,807		$(5,091)		$52,564

Cash flows from investing activities:
Purchases of property and equipment	(9,502)		(7,868)		(690)		(18,060)
Development of internal use software	(622)		107		—		(515)
Proceeds from the sale of property and equipment	316		(158)		—		158
Cash flows used in investing activities	(9,808)	—	(7,919)	—	(690)	—	(18,417)

Cash flows from financing activities:
Repayments on senior term loan	(1,900)		—		—		(1,900)
Payments on capital lease obligations	(143)		—		(2)		(145)
Payments on sale leaseback transactions	(688)		—		—		(688)
Cash flows used in financing activities	(2,731)	—	—	—	(2)	—	(2,733)
Effect of foreign exchange rate changes on cash	—		—		46		46
Change in cash, cash equivalents and restricted cash	26,309	—	10,888	—	(5,737)	—	31,460
Cash, cash equivalents and restricted cash at beginning of period	59,948		410		6,954		67,312
Cash, cash equivalents and restricted cash at end of period	$86,257		$11,298		$1,217		$98,772
13. Related Party Transactions:
We reimburse Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. In addition, CEC Entertainment engages Apollo portfolio companies to provide various services, including security services to its venues, licensed music video content for use in its venues, and employment screening services to its recruiting functions. Included in our Total operating costs and expenses are related expenses totaling $0.4 million for both the three months ended March 31, 2019 and April 1, 2018.
Included in our Accounts Receivable balance are amounts due from Parent totaling $2.6 million at both March 31, 2019 and December 30, 2018, primarily related to various general and administrative and transaction related expenses paid on behalf of Parent.
Note 14. Commitments and Contingencies:
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
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed. On September 9, 2018, the Court accepted the Special Master’s recommendations and dismissed the lawsuit in its entirety. On October 8, 2018, the Plaintiff in the Consolidated Shareholder Litigation filed a notice of appeal of the District Court’s decision. The parties have filed their briefs and are awaiting a setting for oral argument. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Note 15. Subsequent Events:
The Company has evaluated subsequent events through May 14, 2019, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below:
Business Combination: On April 7, 2019, Parent and Leo Holdings Corp. (“Leo”), a publicly traded special purpose acquisition company, together with Parent’s controlling stockholder, an entity owned by funds managed by affiliates of Apollo, entered into a Business Combination Agreement (the “Leo Merger Agreement”). Also concurrent with the closing of the transaction, Leo will domesticate as a Delaware corporation, following which Parent will merge with and into Leo with the result that the Company will become a wholly-owned subsidiary of Leo, which will be renamed Chuck E. Cheese Brands Inc. (the “Business Combination”). Concurrent with the consummation of the Business Combination, additional investors will purchase $100 million of common stock of Leo in a private placement. After giving effect to any redemptions by the public shareholders of Leo, the balance of the approximately $200 million in cash held in Leo Holdings’ trust account, together with the $100 million in private placement proceeds, will be used to pay transaction expenses and de-leverage the Company’s existing capital structure by repaying all, or substantially all, of the $255 million senior notes (see Note 6. “Indebtedness and Interest Expense -Senior Unsecured Debt”). It is expected that existing shareholders including funds managed by affiliates of Apollo, will hold an approximately 51% stake in the Company upon completion of the Business Combination.
In connection with the proposed Business Combination, including the domestication of Leo as a Delaware corporation, on April 29, 2019 Leo filed with the SEC a registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of Leo. After the registration statement is declared effective, Leo will mail a definitive proxy statement/prospectus relating to the proposed Business Combination and other relevant materials for the proposed Business Combination to its shareholders as of a record date to be established for voting on the proposed Business Combination.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “CEC Entertainment,” the “Company,” “we,” “us” and “our” refer to CEC Entertainment, Inc. and its subsidiaries.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our Consolidated Financial Statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with (i) our Consolidated Financial Statements and related notes included in Part I, Item 1. “Financial Statements” of this report and (ii) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019. Our MD&A includes the following sub-sections:

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

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 29, 2019, and our fiscal year ended December 30, 2018, each consist of 52 weeks.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese’s” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of more sophisticated options for adults. We operate 554 venues and have an additional 194 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of March 31, 2019.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Number of Company-operated venues:
Beginning of period	554	562
New	—	—
Acquired from franchisee (1)	1	—
Closed	(1)	(1)
End of period	554	561
Number of franchised venues:
Beginning of period	196	192
New	—	4
Acquired from franchisee (1)	(1)	—
Closed	(1)	(1)
End of period	194	195
Total number of venues:
Beginning of period	750	754
New	—	4
Acquired from franchisee	—	—
Closed	(2)	(2)
End of period	748	756
__________________

(1)	The number of new Company-operated venues and closed franchised venues during the three months ended March 31, 2019 included one store that was acquired from a franchisee.
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
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-operated venues (“company venue sales”), which consist of the sale of food, beverages, unlimited game-play time blocks, game-play credits, and merchandise. A portion of our company venue sales are from sales of value-priced combination packages generally comprised of food, beverage, and through the end of the second quarter of 2018, game plays and/or time blocks, which we promote through in-venue menu pricing, our website and coupon offerings. Beginning in the third quarter of 2018, we offer combination packages comprised of food and beverage only (“Package Deals”), with game plays and/or time blocks available for purchase separately. Prior to the bifurcation of the “Food and beverage sales” and “Entertainment and merchandise sales” components of combination packages, we allocated the revenues recognized from the sale of combination packages and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstanc es, our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn fees from the sale of equipment and other items or services to franchisees. We recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. Our national advertising fund receipts from members of the International Association of CEC Entertainment, Inc. (the “Association”) are accounted for on a gross basis as revenue from franchisees.
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers.

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

•	Lease costs includes lease costs for Company-operated venues, including common area maintenance (“CAM”) charges; and

•
Other venue operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, property taxes, credit card processing fees, licenses, preopening expenses, venue asset disposal gains and losses and all other costs directly related to the operation of a venue.

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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	March 31, 2019		April 1, 2018
	(in thousands, except percentages)
Food and beverage sales	$117,815	44.0%	$118,377	47.4%
Entertainment and merchandise sales	149,677	56.0%	131,117	52.6%
Total company venue sales	$267,492	100.0%	$249,494	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	March 31, 2019		April 1, 2018
	(in thousands, except percentages (4))
Total company venue sales	$267,492	97.9%	$249,494	97.9%
Franchise fees and royalties	5,820	2.1%	5,410	2.1%
Total revenues	273,312	100.0%	254,904	100.0%
Operating Costs and Expenses:
Cost of food and beverage (1)	26,652	22.6%	27,360	23.1%
Cost of entertainment and merchandise (2)	11,746	7.8%	9,382	7.2%
Total cost of food, beverage, entertainment and merchandise (3)	38,398	14.4%	36,742	14.7%
Labor expenses (3)	72,505	27.1%	67,349	27.0%
Lease costs (3)	27,027	10.1%	24,049	9.6%
Other venue operating expenses (3)	35,297	13.2%	38,062	15.3%
Total company venue operating costs (3)	134,829	50.4%	129,460	51.9%
Other costs and expenses:
Advertising expense	12,253	4.5%	13,974	5.5%
General and administrative expenses	15,243	5.6%	12,909	5.1%
Depreciation and amortization	24,334	8.9%	26,572	10.4%
Transaction, severance and related litigation costs	23	—%	534	0.2%
Total operating costs and expenses	225,080	82.4%	220,191	86.4%
Operating income	48,232	17.6%	34,713	13.6%
Interest expense	19,808	7.2%	18,557	7.3%
Income before income taxes	$28,424	10.4%	$16,156	6.3%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended March 31, 2019 Compared to the Three months ended April 1, 2018
Revenues
Company venue sales were $267.5 million and $249.5 million for the first quarter of 2019 and the first quarter of 2018, respectively. The increase in Company venue sales is primarily attributable to a 7.7% increase in comparable venue sales. In addition, revenue deferrals were $1.9 million and $3.2 million for the first quarter of 2019 and the first quarter of 2018, respectively, declining as a result of the introduction of AYCP, our time-based play offering, in the third quarter of 2018. These favorable impacts were partially offset by a $1.5 million decrease in revenue related to venue closures in 2018.
Franchise fees and royalties increased from $5.4 million to $5.8 million or 7.6% in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a net increase in franchise locations.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of total company venue sales, was 14.4% and 14.7% for the first quarter of 2019 and 2018 , respectively, as sales shifted towards higher margin entertainment and merchandise sales from food and beverage sales.

The cost of food and beverage, as a percentage of food and beverage sales, was 22.6% and 23.1% for the first quarter of 2019 and 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in the first quarter of 2019 was primarily driven by favorability in commodity prices and volume, partially offset by an increase in beverage costs.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.8% and 7.2% for the first quarter of 2019 and 2018, respectively. The increase in the cost of entertainment and merchandise on a percentage of sales basis in the first quarter of 2019 reflects the impact of the All You Can Play and More Tickets initiatives we launched nationally in all of our Chuck E. Cheese Company-operated venues during the third quarter of 2018.
Gross profit, which represents Revenues less total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues was 86.0% and 85.6% for the first quarter of 2019 and 2018, respectively. The increase in gross profit as a percentage of Total revenues was driven by the shift in Company venue sales towards entertainment and merchandise sales.
Labor expenses, as a percentage of sales, were 27.1% and 27.0% for the first quarter of 2019 and 2018, respectively, as wage pressures exceeded productivity gains.
Lease costs, as a percentage of sales, were 10.1% and 9.6%, for the first quarter of 2019 and 2018, respectively. Lease costs for the first quarter of 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 8.8% for the first quarter of 2019.
Other venue operating expenses, as a percentage of sales, were 13.2% and 15.3% for the first quarter of 2019 and 2018, respectively. Other venue operating expenses for the first quarter of 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 14.5% for the first quarter of 2019, reflecting savings initiatives in general costs.
Advertising Expense
Advertising expense was $12.3 million and $14.0 million for the first quarter of 2019 and 2018, respectively, due to a shift in our marketing strategy.
General and Administrative Expenses
General and administrative expenses were $15.2 million and $12.9 million for the first quarter of 2019 and 2018, respectively. The increase in general and administrative expenses for the first quarter of 2019 is primarily due to an increase in performance-based compensation as a result of improved operating results.
Depreciation and Amortization
Depreciation and amortization was $24.3 million and $26.6 million for the first quarter of 2019 and 2018, respectively. The decrease in depreciation and amortization is primarily due to the impact of eight venue closures and non-cash venue impairments recorded in 2018, as well as certain property plant and equipment having reached the end of their depreciable lives.
Income Taxes
Our effective income tax rate was 25.3% and 24.3% for the first quarter of 2019 and 2018, respectively. Our effective income tax rate for the first quarter of 2019 and 2018 were both favorably impacted by employment-related federal income tax credits, offset by state income taxes, the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties, and foreign income taxes (taxes withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation).
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

•	frequent inventory turnover results in a limited investment required in inventories; and

•	our accounts payable cash management strategies.
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
Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Net cash provided by operating activities	$70,478	$52,564
Net cash used in investing activities	(18,633)	(18,417)
Net cash used in financing activities	(2,871)	(2,733)
Effect of foreign exchange rate changes on cash	1	46
Change in cash, cash equivalents and restricted cash	$48,975	$31,460
Interest paid	$23,799	$22,546
Income taxes paid (refunded), net	$(4,493)	$180

	March 31, 2019	December 30, 2018
	($ in thousands)
Cash and cash equivalents	$112,030	$63,170
Restricted cash	266	151
Term loan facility	722,000	723,900
Senior notes	255,000	255,000
Available unused commitments under revolving credit facility	86,538	141,000
Sources and Uses of Cash - Three months ended March 31, 2019 Compared to the Three months ended April 1, 2018
Net cash provided by operating activities was $70.5 million and $52.6 million in the three months ended March 31, 2019 and the three months ended April 1, 2018, respectively. The increase in net cash provided by operating activities is primarily due to an increase in net income, income tax refunds received, and fluctuations in our working capital.
Net cash used in investing activities was $18.6 million and $18.4 million in the three months ended March 31, 2019 and the three months ended April 1, 2018, respectively. Net cash used in investing activities in the three months ended March 31, 2019 and April 1, 2018 relates primarily to capital expenditures.
Net cash used in financing activities was $2.9 million and $2.7 million in the three months ended March 31, 2019 and the three months ended April 1, 2018, relating primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
Secured Credit Facilities

Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $95.0 million senior secured revolving credit facility with a maturity date of November 16, 2020 (as discussed in more detail below, $95.0 million of our original $150.0 million revolving credit facility maturing on February 14, 2019, was extended to November 16, 2020). The revolving credit facility includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving facility lenders: (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow (as defined in the secured credit facilities agreement and subject to step-downs based on our net first lien senior secured leverage ratio) exceeds $10 million with any such required mandatory payment reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is greater than 3.65 to 1.00 on a pro forma basis. The remaining $55.0 million of the original revolving credit facility matured on February 14, 2019 with no borrowing thereunder outstanding thereunder.
The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance paid at maturity, February 14, 2021.
As of March 31, 2019, we had no borrowings outstanding and $8.5 million of letters of credit issued but undrawn under the revolving credit facility leaving $86.5 million in borrowing capacity under the revolving credit facility as of March 31, 2019. As of December 30, 2018, we had no borrowings outstanding and $9.0 million of letters of credit issued but undrawn under the revolving credit facility.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.5%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During both the three months ended March 31, 2019 and April 1, 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving facility was 3.25%.
During the three months ended March 31, 2019, the federal funds rate ranged from 2.40% to 2.43%, the prime rate was 5.50% and the one-month LIBOR ranged from 2.48% to 2.52%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.5% per annum and is subject to one step-down from 0.5% to 0.375% based on our net first lien senior secured leverage ratio. During both the three months ended March 31, 2019 and April 1, 2018, the commitment fee rate was 0.5%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Senior Unsecured Notes
Our senior unsecured notes consist of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “senior notes”) and mature on February 15, 2022. The senior notes bear interest at a rate of 8.0% per year payable February 15th and August 15th of each year.
We may call some or all of the senior notes at 102% on or after February 15, 2019 and at 100% on or after February 15, 2020 as set forth in the indenture governing the senior notes (the “indenture”).

Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese’s and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first three months of 2019 totaled approximately $18.7 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Growth capital spend (1)	$4,904	$5,307
Maintenance capital spend (2)	13,332	12,138
IT capital spend	418	1,139
Total Capital Spend	$18,654	$18,584
__________________

(1)
Growth capital spend includes major remodels, including the re-imaging effort to update Chuck E. Cheese venues to a new look and feel, venue expansions, new venue development, including relocations and franchise acquisitions.

(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2019 will total approximately $95 million to $105 million, inclusive of maintenance capital, growth capital and IT related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2019, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
For information regarding our contractual obligations, refer to “Off Balance Sheet Arrangements and Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019.
See further discussion of our indebtedness and future debt obligations in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. There have been no other material changes to our contractual obligations since December 30, 2018.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019. Except for the adoption of Accounting Standards Update ASU 2016-12, Leases (Topic 842) and subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements, there has been no other material change to the information concerning our critical accounting policies and estimates since December 30, 2018 (see Note 1. “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report).
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

The following table sets forth a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands, except percentages)
Total revenues	$273,312	$254,904
Net income as reported	$21,246	$12,223
Interest expense	19,808	18,557
Income tax expense	7,178	3,933
Depreciation and amortization	24,334	26,572
EBITDA	72,566	61,285
Loss on asset disposals, net (1)	954	1,237
Unrealized (gain) loss on foreign exchange (2)	(342)	356
Non-cash stock-based compensation (3)	1,162	64
Rent expense book to cash (4)	732	2,174
Franchise revenue, net cash received (5)	698	421
Venue pre-opening costs (6)	65	23
One-time and unusual items (7)	300	762
Adjusted EBITDA	$76,135	$66,322
Adjusted EBITDA Margin	27.9%	26.0%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Relates to unrealized gains or losses on the revaluation of our indebtedness with our Canadian subsidiary.

(3)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the merger in 2014 of CEC Entertainment, Inc. with and into an entity controlled by Apollo Global Management, LLC and its subsidiaries (referred to as the “Merger”); (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) sales and use tax refunds relating to prior periods; (v) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees related to incurred to enhance transfer pricing; (vi) legal fees incurred in connection with certain potential transactions the Company did not pursue; (vii) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; (viii) one-time costs related to the early termination of a supplier contract in connection with the transition to a new supplier; (ix) one-time marketing expenses related to the grand openings of our re-imaged Chuck E. Cheese venues; and (x) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative and the re-imaging effort of the venues in our Chuck E. Cheese portfolio.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intent,” “may,” “plan,” “predict,” “potential,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objections of management and expected market growth are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, but are not limited to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preferences;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in discretionary spending;

•	increases in food, labor and other operating costs;

•	the impact of labor scheduling legislation;

•	our ability to successfully open international franchises and to operate under the United States and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing business;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	our ability to successfully integrate the operations of companies we acquire;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our failure to maintain adequate internal controls over our financial and management systems;

•
risks associated with our proposed business combination and the related business combination agreement, and following the consummation of the proposed business combination, the increased costs, and the risks, associated with being a reporting company with publicly traded equity; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $722.0 million as of March 31, 2019, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.2 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended March 31, 2019 and April 1, 2018, the average cost of a block of cheese was $1.68 and $1.70, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.3 million for both the three months ended March 31, 2019 and April 1, 2018.
For the three months ended March 31, 2019 and April 1, 2018, the average cost of dough per pound was $0.47 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended March 31, 2019 and April 1, 2018,.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-operated venues in Canada. For the three months ended March 31, 2019, our Canadian venues generated operating income of $0.6 million, compared to our consolidated operating income of $48.2 million .
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three months ended March 31, 2019 were $0.733 and $0.764, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended March 31, 2019 would have decreased our reported consolidated operating results by $0.1 million for the three months ended March 31, 2019.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as set forth below.
In the first quarter, we completed the implementation of a lease administrative and reporting system to increase the efficiency of our existing lease administration and financial reporting process. Internal controls and processes have been designed to address changes in the business applications and financial processes as a result of this implementation.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
ITEM 1A. Risk Factors.
Other than as set forth below, we believe there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on March 12, 2019.
We are subject to risks arising from the proposed business combination
On April 7, 2019, Parent and Leo Holdings Corp. (“Leo”), a publicly traded special purpose acquisition company, together with Parent’s controlling stockholder, an entity owned by funds managed by affiliates of Apollo, entered into a Business Combination Agreement (the “Leo Merger Agreement”). Pursuant to the Leo Merger Agreement, following Leo’s domestication as a Delaware corporation, Parent will merge with and into Leo with the result that the Company will become a wholly-owned subsidiary of Leo, which will be renamed Chuck E. Cheese Brands Inc. (the “Business Combination”). Existing shareholders, including the funds managed by affiliates of Apollo, will hold an approximate 51% stake in Chuck E. Cheese Brands Inc. upon completion of the Business Combination.
Consummation of the Business Combination is subject to various conditions, including certain approvals by the shareholders of Leo and the consummation of a concurrent $100 million private placement by Leo of its common stock. There can be no assurance that the Business Combination will be consummated as contemplated or at all. The failure of the Business Combination to be consummated for any reason could negatively impact the reputation of the Company.
In addition, management and employees of the Company are devoting significant time and resources to the completion of the Business Combination.
Upon consummation of the Business Combination, the Company intends to repay all, or substantially all, of the $255 million senior notes.
Following consummation of the Business Combination, the Company will be a wholly-owned subsidiary of a publicly traded company. As a result, the Company, and its Parent, will be subject to increased costs and other risks associated with being a company with publicly traded equity.
Refer to Note 15. “Subsequent Events” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
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

CEC ENTERTAINMENT, INC.

May 14, 2019	By:	/s/ James A. Howell
James A. Howell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 14, 2019	By:	/s/ David Rappaport
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