Form 10-Q
period 2019-06-30
CEC ENTERTAINMENT INC
filed 2019-08-14
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2019, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$113,636	$63,170
Restricted cash	182	151
Accounts receivable	20,676	24,020
Income taxes receivable	—	10,160
Inventories	25,465	23,807
Prepaid expenses	21,252	25,424
Total current assets	181,211	146,732
Property and equipment, net	523,617	539,185
Operating lease right-of-use assets, net	537,031	—
Goodwill	484,438	484,438
Intangible assets, net	469,730	477,085
Other noncurrent assets	17,781	18,725
Total assets	$2,213,808	$1,666,165
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Operating lease liability, current portion	48,381	—
Accounts payable	35,879	31,410
Accrued expenses	44,173	36,030
Unearned revenues	20,749	18,124
Accrued interest	8,060	7,463
Other current liabilities	4,397	5,955
Total current liabilities	169,239	106,582
Operating lease obligations, less current portion	523,598	—
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	959,874	961,514
Deferred tax liability	106,646	107,058
Accrued insurance	8,815	9,861
Other noncurrent liabilities	190,541	238,579
Total liabilities	1,958,713	1,423,594
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of June 30, 2019 and December 30, 2018	—	—
Capital in excess of par value	359,867	359,570
Accumulated deficit	(103,148)	(115,660)
Accumulated other comprehensive loss	(1,624)	(1,339)
Total stockholder’s equity	255,095	242,571
Total liabilities and stockholder’s equity	$2,213,808	$1,666,165

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
REVENUES:
Food and beverage sales	$91,650	$96,258	$209,466	$214,635
Entertainment and merchandise sales	117,413	115,904	267,090	247,021
Total company venue sales	209,063	212,162	476,556	461,656
Franchise fees and royalties	6,113	5,196	11,933	10,606
Total revenues	215,176	217,358	488,489	472,262
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	21,285	22,894	47,937	50,254
Cost of entertainment and merchandise	9,452	8,421	21,198	17,802
Total cost of food, beverage, entertainment and merchandise	30,737	31,315	69,135	68,056
Labor expenses	63,975	62,618	136,480	129,966
Lease costs	27,516	24,714	54,543	48,764
Other venue operating expenses	32,653	37,069	67,950	75,132
Total company venue operating costs	154,881	155,716	328,108	321,918
Other costs and expenses:
Advertising expense	10,977	12,977	23,230	26,952
General and administrative expenses	14,649	13,416	29,893	26,325
Depreciation and amortization	24,118	25,493	48,452	52,065
Transaction, severance and related litigation costs	8	191	31	725
Asset impairments	1,285	1,591	1,285	1,591
Total operating costs and expenses	205,918	209,384	430,999	429,576
Operating income	9,258	7,974	57,490	42,686
Interest expense	19,979	19,113	39,787	37,671
Income (loss) before income taxes	(10,721)	(11,139)	17,703	5,015
Income tax expense (benefit)	(1,987)	(2,174)	5,191	1,759
Net income (loss)	$(8,734)	$(8,965)	$12,512	$3,256

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income (loss)	$(8,734)	$(8,965)	$12,512	$3,256
Foreign currency translation adjustments	(130)	145	(285)	300
Comprehensive income (loss)	$(8,864)	$(8,820)	$12,227	$3,556

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,512	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,452	52,065
Deferred income taxes	(309)	(3,626)
Stock-based compensation expense	2,096	227
Amortization of lease related liabilities	—	(508)
Amortization of original issue discount and deferred debt financing costs	2,117	2,226
Loss on asset disposals, net	1,983	2,038
Asset impairments	1,285	1,591
Non-cash lease costs	1,663	2,931
Change in operating lease liabilities	(945)	—
Other adjustments	(270)	348
Changes in operating assets and liabilities:

Accounts receivable	4,200	2,380
Inventories	(1,771)	1,314
Prepaid expenses	(1,925)	(7,430)
Accounts payable	4,045	1,439
Accrued expenses	1,059	1,134
Unearned revenues	2,619	(1,089)
Accrued interest	745	14
Income taxes receivable	13,516	4,964
Deferred landlord contributions	—	1,751
Net cash provided by operating activities	91,072	65,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,342)	(36,808)
Development of internal use software	(609)	(1,022)
Proceeds from sale of property and equipment	141	412
Net cash used in investing activities	(34,810)	(37,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on senior term loan	(3,800)	(3,800)
Payment of debt financing costs	—	(395)
Payments on financing lease obligations	(344)	(295)
Payments on sale leaseback obligations	(1,619)	(1,384)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Net cash used in financing activities	(5,763)	(5,874)
Effect of foreign exchange rate changes on cash	(2)	49
Change in cash, cash equivalents and restricted cash	50,497	21,782
Cash, cash equivalents and restricted cash at beginning of period	63,321	67,312
Cash, cash equivalents and restricted cash at end of period	$113,818	$89,094

	Six Months Ended
	June 30, 2019	July 1, 2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$36,994	$35,906
Income taxes (refunded) paid, net	$(8,016)	$421
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$324	$1,352

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2019	July 1, 2018
Cash and cash equivalents	$113,636	$88,887
Restricted cash(1)	182	207
Cash, cash equivalents and restricted cash	$113,818	$89,094
__________________

(1)	Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs.

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
We currently operate and franchise Chuck E. Cheese and Peter Piper Pizza family dining and entertainment venues in 47 states and 14 foreign countries and territories. As of June 30, 2019, we and our franchisees operated a total of 749 venues, of which 554 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 195 venues located in 14 states and 13 foreign countries and territories, including Chile, Colombia, Costa Rica, Guam, Guatemala, Honduras, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. As of June 30, 2019, a total of 181 Chuck E. Cheese venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 132 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (33 are Company-operated and 99 are franchised locations).
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
Basis of Presentation
The Company has a controlling financial interest in International Association of CEC Entertainment, Inc. (the “Association”), a variable interest entity (“VIE”). The Association primarily administers the collection and disbursement of funds (the “Association Funds”) used for advertising, entertainment and media programs that benefit both us and our Chuck E. Cheese franchisees. We and our franchisees are required to contribute a percentage of gross sales to these funds and could be required to make additional contributions to fund any deficits that may be incurred by the Association. We include the Association in our Consolidated Financial Statements, as we concluded that we are the primary beneficiary of its variable interests because we (a) have the power to direct the majority of its significant operating activities; (b) provide it unsecured lines of credit; and (c) own the majority of the venues that benefit from the Association’s advertising, entertainment and media expenditures. We eliminate the intercompany portion of transactions with VIEs from our financial results. The assets, liabilities and operating results of the Association are not material to our Consolidated Financial Statements.
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $1.7 million and $1.3 million for the six months ended June 30, 2019 and July 1, 2018, respectively. Our contributions to the Association Funds are eliminated in consolidation.
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
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 29, 2019, and our fiscal year ended December 30, 2018, each consist of 52 weeks. References to the three-month and six-month periods ended June 30, 2019 and July 1, 2018 are for the 13-week and 26-week periods ended June 30, 2019 and July 1, 2018, respectively.
Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 and July 1, 2018 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
Consolidated results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 12, 2019.
Recently Adopted Accounting Guidance
Effective December 31, 2018, the beginning of our Fiscal 2019 year, we adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and the subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements (“ASU 2018-11”). ASU 2016-02 introduces a new lease model that requires the recognition of lease right-of-use assets and operating lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. ASU 2018-11 provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows for entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The cumulative impact of adopting ASU 2016-02 did not require us to record an adjustment to our opening accumulated deficit as of December 31, 2018 in our Consolidated Balance Sheet.
Upon the adoption of ASU 2016-02, we applied the package of practical expedients included therein, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 1 year or less) and an accounting policy to account for lease and non-lease components as a single component for real estate operating leases. We also utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to December 31, 2018 remained unchanged and in accordance with Accounting Standards Codification (“ASC”) 840 Leases (Topic 840). The adoption of ASU 2016-02 resulted in the recognition as of December 31, 2018 of Right-of-Use assets related to our operating leases of $557.1 million and lease liabilities related to our operating leases of $590.8 million. In addition, as a result of electing to account for lease and non-lease components as a single component for certain classes of assets, lease costs for the three and six months ended June 30, 2019 include $3.6 million and $7.1 million, respectively, of common area maintenance charges, which was previously included in “Other venue operating expenses” in our Consolidated Statement of Earnings. Other venue operating expenses in our Consolidated Statement of Earnings for the three and six months ended July 1, 2018 includes common area maintenance charges of $3.4 million and $7.0 million, respectively. The adoption of the guidance did not have a material impact on our Consolidated Statement of Cash Flows.
Note 2. Unearned Revenues:
Liabilities relating to unused game credits, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the six months ended June 30, 2019:

	Balance at			Balance at
	December 31, 2018	Revenue Deferred	Revenue Recognized	June 30, 2019
	(in thousands)
PlayPass and ticket related deferred revenue	$5,561	$25,433	$(24,892)	$6,102
Gift card related deferred revenue	5,253	5,248	(5,016)	5,485
Unearned franchise and development fees	6,321	1,399	(63)	7,657
Other unearned revenues	989	14,213	(13,697)	1,505
Total unearned revenues	$18,124	$46,293	$(43,668)	$20,749

Note 3. Property and Equipment
Asset Impairments
During the three and six months ended June 30, 2019, we recognized impairment charges of $1.1 million primarily related to two venues. During the three and six months ended July 1, 2018, we recognized an asset impairment charge of  $1.6 million primarily related to one venue. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various competitive and economic factors in the market in which the venues are located. As of June 30, 2019, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $0.7 million for venues impaired in 2019.
Note 4. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at June 30, 2019:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Franchise agreements	25	53,300	(10,270)	43,030
		$480,000	$(10,270)	$469,730
In connection with the adoption of ASU 2016-02 effective December 31, 2018, we reclassified $6.3 million related to the net carrying amount of our favorable lease definite-lived intangible asset from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” on our Consolidated Balance Sheets. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” and Note 5. “Leases” for further discussion on the adoption of ASU 2016-02.
Amortization expense related to favorable lease agreements was $0.3 million for the three months ended July 1, 2018, and is included in “Lease costs” in our Consolidated Statements of Earnings. As described above, in connection with the adoption of ASU 2016-02 at the beginning of Fiscal 2019, our favorable lease definite-lived intangible asset was reclassified from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” and therefore we no longer have any amortization expense related to favorable lease agreements. Amortization expense related to franchise agreements was $0.5 million for both the three months ended June 30, 2019 and July 1, 2018, respectively, and $1.0 million for both the six months ended June 30, 2019 and July 1, 2018, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Note 5. Leases:
We lease certain venues, warehouses, office space and equipment. The leases generally require us to pay minimum rent, property taxes, insurance, and other maintenance costs. Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants

Most of the Company's leases generally have initial terms of 10 to 20 years and include one or more options to renew. The exercise of lease renewal options is at our sole discretion and based on our history of exercising renewal lease options, our operating lease liabilities typically assume the exercise of two lease renewal options. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

		June 30, 2019
	Balance Sheet Classification	(in thousands)
Assets
Operating	Operating lease right-of-use assets, net (1)	$537,031
Finance	Property and equipment, net (2)	9,593
Total leased assets		$546,624

Liabilities
Current
Operating	Operating lease liability, current portion	$48,381
Finance	Other current liabilities	777
Noncurrent
Operating	Operating lease obligations, less current portion	523,598
Finance	Other noncurrent liabilities	11,888
Total leased liabilities		$584,644
__________________
(1) During the three and six months ended June 30, 2019, we recognized impairment charges of $0.2 million against our operating right-of-use lease assets related to three Peter Piper Pizza venues in Oklahoma that were closed in 2018. These impairment charges represent a change in the sublease income assumptions for these locations to reflect a longer than expected period to secure subtenants.
(2) Finance lease assets are recorded net of accumulated amortization of $5.5 million as of June 30, 2019.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the current cost of debt on our secured credit facilities at commencement date in determining the present value of lease payments.

		Three Months Ended	Six Months Ended
		June 30, 2019	June 30, 2019
	Statement of Earnings Classification	(in thousands)	(in thousands)
Operating lease cost (1)	Lease costs	$27,516	$54,543
Operating lease cost (2)	General and administrative	327	650
Finance lease cost
Amortization of leased assets	Depreciation and amortization	248	496
Interest on lease liabilities	Net interest expense	376	757
Net lease cost		$28,467	$56,446
__________________
(1) Includes common area maintenance charges of $3.6 million and $7.1 million for the three and six months ended June 30, 2019, respectively.
(2) Represents the lease cost associated with operating leases relating to our corporate offices and warehouse facilities.

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of June 30, 2019:

	Operating Leases (1)	Finance Leases (2)	Total
	(in thousands)
Remainder of 2019	$46,438	$2,152	$48,590
2020	92,308	2,164	94,472
2021	89,789	2,148	91,937
2022	87,200	2,147	89,347
2023	84,750	1,920	86,670
After 2023	461,590	13,331	474,921
Total lease payments	862,075	23,862	885,937
Less: interest	290,096	11,197	301,293
Present value of minimum lease payments (3)	$571,979	$12,665	$584,644
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
(3) The present value of minimum operating lease payments of $48.4 million and $523.6 million are included in “Operating lease liability, current portion” and “Operating lease obligations, less current portion”, respectively, in our Consolidated Balance Sheet. The present value of minimum finance lease payments of $0.8 million and $11.9 million are included in “Other current liabilities” and “Other noncurrent liabilities”, respectively, in our Consolidated Balance Sheet.

Six Months Ended
Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (years):
Operating leases	10.2
Finance leases	11.2
Weighted average discount rate:
Operating leases	8.0%
Finance leases	13.6%
The following table includes supplemental cash flow information related to leases:

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$43,888
Operating cash flows for finance leases	757
Financing cash flows for finance leases	347
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	5,940
Finance lease liabilities	—

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Financing	Operating
Fiscal Years	(in thousands)
2019	2,182	92,435
2020	2,214	90,983
2021	2,201	88,914
2022	2,184	87,183
2023	1,956	84,806
After 2023	13,266	457,277
Future minimum lease payments	24,003	901,598
Less amounts representing interest	(10,996)
Present value of future minimum lease payments	13,007
Less current portion	(677)
Finance lease liability, net of current portion	$12,330

Note 6. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	June 30, 2019	December 30, 2018
	(in thousands)
Trade and other amounts payable	$25,037	$20,685
Book overdraft	10,842	10,725
Accounts payable	$35,879	$31,410

The book overdraft balance represents checks issued but not yet presented to banks.

Note 7. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	June 30, 2019	December 30, 2018
	(in thousands)
Term loan facility	$720,100	$723,900
Senior notes	255,000	255,000
Total debt outstanding	975,100	978,900
Less:
Deferred financing costs, net	(6,743)	(8,633)
Unamortized original issue discount	(883)	(1,153)
Current portion of term loan facility	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$959,874	$961,514
We were in compliance with the debt covenants in effect as of June 30, 2019 for both the secured credit facilities and the senior notes.
We monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. From time to time we may opportunistically pursue financing transactions. In addition, we may elect to repurchase amounts of our outstanding debt, including the senior notes (as defined below under “Senior Unsecured Debt”), for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
On August 1, 2019, the Company announced that it is seeking to obtain a new first lien senior secured credit facility to refinance in full its existing secured credit facilities (as defined below).
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $95.0 million senior secured revolving credit facility with a maturity date of November 16, 2020 (as discussed in more detail below, $95.0 million of our original $150.0 million revolving credit facility maturing on February 14, 2019, was extended to November 16, 2020). The revolving credit facility includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). The term loan facility requires scheduled quarterly payments equal to 0.25% of the original principal amount from July 2014 to December 2020, with the remaining balance due at maturity, February 14, 2021.
As of June 30, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the revolving credit facility, and a $9.0 million letter of credit issued but undrawn under the revolving credit facility, as of December 30, 2018. On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020.  In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving credit facility lenders:  (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow (as defined in the secured credit facilities agreement) and subject to step-downs based on our net first lien senior secured leverage ratio (the ratio of consolidated debt secured by first-priority liens on the collateral less unrestricted cash (“net first lien debt”) to the last twelve months’ EBITDA, as defined in the senior credit facilities debt agreement) exceeds $10 million with any such required mandatory payment reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is greater than 3.65 to 1.00 on a pro forma basis. The remaining $55.0 million of the original revolving credit facility matured on February 14, 2019 with no borrowings outstanding thereunder. All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

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
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step-down from 3.25% to 3.00% based on our net first lien senior secured leverage ratio and the applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During the six months ended June 30, 2019 and July 1, 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving credit facility was 3.25%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. During the six months ended June 30, 2019 and July 1, 2018 the commitment fee rate was 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary, processing, and fronting fees computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
During the six months ended June 30, 2019, the federal funds rate ranged from 2.36% to 2.45%, the prime rate was 5.50% and the one-month LIBOR ranged from 2.38% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 6.3% and 5.6% for the six months ended June 30, 2019 and July 1, 2018, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our term loan facility original issue discount and commitment and other fees related to our secured credit facilities.
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
Our revolving credit facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 6.25 to 1.00. The covenant will be tested quarterly if the revolving credit facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the revolving credit facility that would result in more than 30% drawn thereunder.

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
The weighted average effective interest rate incurred on borrowings under our senior notes was 8.2% for both the six months ended June 30, 2019 and July 1, 2018, which included amortization of deferred financing costs and other fees related to our senior notes.
Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Term loan facility (1)	$10,577	$9,681
Senior notes	5,083	5,083
Finance lease obligations	376	431
Sale leaseback obligations	2,683	2,623
Amortization of deferred financing costs	923	954
Other	337	341
Total interest expense	$19,979	$19,113

	Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Term loan facility (1)	$21,243	$18,800
Senior notes	10,165	10,165
Finance lease obligations	757	859
Sale leaseback obligations	5,377	5,252
Amortization of deferred financing costs	1,847	1,955
Other	398	640
Total interest expense	$39,787	$37,671
 __________________
(1)    Includes amortization of original issue discount.

The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and senior notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the secured credit facilities and senior notes) was 6.8% for the six months ended June 30, 2019 and 6.3% for the six months ended July 1, 2018, respectively.
Note 8. Fair Value of Financial Instruments:
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
The following table presents information on our financial instruments as of the periods presented:

	June 30, 2019		December 30, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,548	$7,600	$7,051
Long-term portion (2)	966,617	967,221	970,147	885,212
Bank indebtedness and other long-term debt:	$974,217	$974,769	$977,747	$892,263
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
During the six months ended June 30, 2019 and July 1, 2018, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
Note 9. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	June 30, 2019	December 30, 2018
	(in thousands)
Sale leaseback obligations, less current portion (1)	$172,704	$174,520
Lease related liabilities (2)	—	45,195
Financing lease obligations, less current portion	11,888	12,330
Other	5,949	6,534
Total other noncurrent liabilities	$190,541	$238,579
 ________________

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

(2)
Lease liabilities totaling $45.2 million were reclassified in connection with the adoption of ASU 2016-02 on December 31, 2018. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” and Note 5. “Leases” for further discussion on the adoption of ASU 2016-02.

Note 10. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Federal and state income taxes	$(2,332)	$(2,251)
Foreign income taxes (1)	345	77
Income tax benefit	$(1,987)	$(2,174)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Federal and state income taxes	$4,566	$1,284
Foreign income taxes (1)	625	475
Income tax expense	$5,191	$1,759
__________________
(1)    Including foreign taxes withheld.
Our effective income tax rate was 18.5% and 29.3% for the three months ended June 30, 2019 and July 1, 2018, respectively. Our effective income tax rate for the three months ended June 30, 2019 differs from the statutory rate primarily due to state income taxes and the negative impact of nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), nondeductible penalties, and foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), nondeductible penalties and other expenses, and foreign income taxes (taxes withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation) partially offset by the favorable impact of employment-related federal income tax credits. Our effective income tax rate for the three months ended July 1, 2018, differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, non-deductible penalties and other expenses partially offset by the favorable impact of employment-related federal income tax credits and an adjustment recorded during the three months ended July 1, 2018 to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”).
Our effective income tax rate was 29.3% and 35.1% for the six-month periods ended June 30, 2019 and July 1, 2018, respectively. Our effective income tax rate for the six-month period ended June 30, 2019 differs from the statutory rate primarily due to state taxes and the negative impact of nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), nondeductible penalties and other expenses, and foreign income taxes (withheld on royalties and franchise fees received from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation) primarily offset by the favorable impact of employment-related tax credits. Our effective income tax rate for the six-month period ended July 1, 2018 differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, non-deductible penalties and other expenses partially offset by the favorable impact of employment-related federal income tax credits, an adjustment recorded during the second quarter of 2018 to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the TCJA enacted on December 22, 2017 pursuant to SAB 118, a one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies loaned to our Canadian subsidiary recorded in the first quarter of 2018, and an increase in a valuation allowance for deferred tax assets associated our Canadian operations that could expire before they are utilized.
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
Our liability for uncertain tax positions (excluding interest and penalties) was $4.2 million as of June 30, 2019 and $4.3 million as of December 30, 2018 and if recognized would decrease our provision for income taxes by $3.3 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits and resolve uncertain tax positions as a result of expiring statutes of limitations or payment. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $3.7 million within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits was $1.2 million as of June 30, 2019 and $1.1 million as of December 30, 2018, respectively. On the Consolidated Balance Sheets, we include current interest related to unrecognized tax benefits in “Accrued interest,” current penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”
Note 11. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of June 30, 2019 and the activity for the six months ended June 30, 2019 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 30, 2018	1,987,331	$8.87
Options granted	424,985	$8.86
Options forfeited	(36,783)	$10.46
Outstanding stock options, June 30, 2019	2,375,533	$8.84	5.9	$3,013
Stock options expected to vest, June 30, 2019	1,599,290	$9.02	6.2	$1,739
Exercisable stock options, June 30, 2019	598,545	$8.30	4.8	$1,080
__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of June 30, 2019, we had $1.7 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average vesting period of 4.2 years.
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
The following tables summarize stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Stock-based compensation costs related to stock awards	$782	$—
Stock-based compensation costs related to incentive stock options	171	166
Portion capitalized as property and equipment (1)	(5)	(3)
Stock-based compensation expense recognized	$948	$163
Payroll taxes related to stock awards	$—	$—

	Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Stock-based compensation costs related to stock awards	$1,814	$—
Stock-based compensation costs related to incentive stock options	297	233
Portion capitalized as property and equipment (1)	(15)	(6)
Stock-based compensation expense recognized	$2,096	$227
Payroll taxes related to stock awards	$15	$—
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

Note 12. Stockholder’s Equity:
The following tables summarize the changes in stockholder’s equity during the three and six-month periods ended June 30, 2019 and July 1, 2018, respectively:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 30, 2018	200	$—	$359,570	$(115,660)	$(1,339)	$242,571
Net income	—	—	—	21,246	—	21,246
Other comprehensive loss	—	—	—	—	(155)	(155)
Stock-based compensation costs related to stock awards	—	—	126	—	—	126
Balance March 31, 2019	200	$—	$359,696	$(94,414)	$(1,494)	$263,788
Net loss	—	—	—	(8,734)	—	(8,734)
Other comprehensive loss	—	—	—	—	(130)	(130)
Stock-based compensation costs related to stock awards	—	—	171	—	—	171
Balance June 30, 2019	200	$—	$359,867	$(103,148)	$(1,624)	$255,095

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net income	—	—	—	12,223	—	12,223
Other comprehensive income	—	—	—	—	154	154
Stock-based compensation costs related to stock awards	—	—	67	—	—	67
Balance April 1, 2018	200	$—	$359,300	$(82,976)	$(1,732)	$274,592
Net loss	—	—	—	(8,965)	—	(8,965)
Other comprehensive income	—	—	—	—	145	145
Stock-based compensation costs related to stock awards	—	—	166	—	—	166
Balance July 1, 2018	200	$—	$359,466	$(91,941)	$(1,587)	$265,938

13. Consolidating Guarantor Financial Information:
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

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$104,179	$7,236	$2,221	$—	$113,636
Restricted cash	—	—	182	—	182
Accounts receivable	13,600	6,393	4,689	(4,006)	20,676
Inventories	19,184	5,980	301	—	25,465
Prepaid expenses	8,090	11,779	1,383	—	21,252
Total current assets	145,053	31,388	8,776	(4,006)	181,211
Property and equipment, net	450,358	67,913	5,346	—	523,617
Operating lease right-of-use assets, net	479,758	47,267	10,006	—	537,031
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	8,368	461,362	—	—	469,730
Intercompany	53,882	87,166	—	(141,048)	—
Investment in subsidiaries	497,187	—	—	(497,187)	—
Other noncurrent assets	6,913	10,854	14	—	17,781
Total assets	$2,074,543	$757,364	$24,142	$(642,241)	$2,213,808
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Operating lease liability, current portion	43,701	3,552	1,128	—	48,381
Accounts payable, accrued expenses and unearned revenues	60,090	44,790	3,981	—	108,861
Other current liabilities	4,381	—	16	—	4,397
Total current liabilities	115,772	48,342	5,125	—	169,239
Operating lease obligations, less current portion	459,293	55,072	9,233	—	523,598
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	959,874	—	—	—	959,874
Deferred tax liability	90,098	18,201	(1,653)	—	106,646
Intercompany	—	117,590	27,464	(145,054)	—
Other noncurrent liabilities	194,411	4,915	30	—	199,356
Total liabilities	1,819,448	244,120	40,199	(145,054)	1,958,713
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,867	466,114	3,241	(469,355)	359,867
Retained earnings (deficit)	(103,148)	47,130	(17,674)	(29,456)	(103,148)
Accumulated other comprehensive income (loss)	(1,624)	—	(1,624)	1,624	(1,624)
Total stockholder's equity	255,095	513,244	(16,057)	(497,187)	255,095
Total liabilities and stockholder's equity	$2,074,543	$757,364	$24,142	$(642,241)	$2,213,808

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$54,775	$6,725	$1,670	$—	$63,170
Restricted cash	—	—	151	—	151
Accounts receivable	28,421	4,956	4,117	(3,314)	34,180
Inventories	16,896	6,617	294	—	23,807
Prepaid expenses	14,264	10,562	598	—	25,424
Total current assets	114,356	28,860	6,830	(3,314)	146,732
Property and equipment, net	468,827	64,721	5,637	—	539,185
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	14,716	462,369	—	—	477,085
Intercompany	78,402	66,373	—	(144,775)	—
Investment in subsidiaries	477,556	—	—	(477,556)	—
Other noncurrent assets	7,292	11,409	24	—	18,725
Total assets	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Accounts payable, accrued expenses and unearned revenues	56,277	34,429	2,321	—	93,027
Other current liabilities	5,429	510	16	—	5,955
Total current liabilities	69,306	34,939	2,337	—	106,582
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	961,514	—	—	—	961,514
Deferred tax liability	91,049	17,866	(1,857)	—	107,058
Intercompany	—	119,498	28,591	(148,089)	—
Other noncurrent liabilities	229,733	18,191	516	—	248,440
Total liabilities	1,351,602	190,494	29,587	(148,089)	1,423,594
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,570	466,114	3,241	(469,355)	359,570
Retained earnings (deficit)	(115,660)	28,538	(18,691)	(9,847)	(115,660)
Accumulated other comprehensive income (loss)	(1,339)	—	(1,646)	1,646	(1,339)
Total stockholder's equity	242,571	494,652	(17,096)	(477,556)	242,571
Total liabilities and stockholder's equity	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$77,176	$13,327	$1,147	$—	$91,650
Entertainment and merchandise sales	104,508	10,709	2,196	—	117,413
Total company venue sales	181,684	24,036	3,343	—	209,063
Franchise fees and royalties	650	4,692	771	—	6,113
International Association assessments and other fees	263	10,440	8,611	(19,314)	—
Total revenues	182,597	39,168	12,725	(19,314)	215,176
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	17,377	3,501	407	—	21,285
Cost of entertainment and merchandise	8,824	428	200	—	9,452
Total cost of food, beverage, entertainment and merchandise	26,201	3,929	607	—	30,737
Labor expenses	57,993	4,803	1,179	—	63,975
Lease costs	25,050	1,861	605	—	27,516
Other venue operating expenses	38,732	3,888	761	(10,728)	32,653
Total company venue operating costs	147,976	14,481	3,152	(10,728)	154,881
Advertising expense	8,590	1,375	9,598	(8,586)	10,977
General and administrative expenses	4,547	10,339	(237)	—	14,649
Depreciation and amortization	21,269	2,471	378	—	24,118
Transaction, severance and related litigation costs	8	—	—	—	8
Asset impairments	1,111	174	—	—	1,285
Total operating costs and expenses	183,501	28,840	12,891	(19,314)	205,918
Operating income (loss)	(904)	10,328	(166)	—	9,258
Equity in earnings in affiliates	5,630	—	—	(5,630)	—
Interest expense	19,027	795	157	—	19,979
Income (loss) before income taxes	(14,301)	9,533	(323)	(5,630)	(10,721)
Income tax expense (benefit)	(5,567)	3,657	(77)	—	(1,987)
Net income (loss)	$(8,734)	$5,876	$(246)	$(5,630)	$(8,734)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(130)	—	(130)	130	(130)
Comprehensive income (loss)	$(8,864)	$5,876	$(376)	$(5,500)	$(8,864)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$81,611	$13,438	$1,209	$—	$96,258
Entertainment and merchandise sales	100,495	13,147	2,262	—	115,904
Total company venue sales	182,106	26,585	3,471	—	212,162
Franchise fees and royalties	429	4,216	551	—	5,196
International Association assessments and other fees	233	9,713	8,529	(18,475)	—
Total revenues	182,768	40,514	12,551	(18,475)	217,358
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,848	3,607	439	—	22,894
Cost of entertainment and merchandise	7,899	403	119	—	8,421
Total cost of food, beverage, entertainment and merchandise	26,747	4,010	558	—	31,315
Labor expenses	56,461	4,994	1,163	—	62,618
Lease costs	21,900	2,319	495	—	24,714
Other venue operating expenses	42,386	3,793	837	(9,947)	37,069
Total company venue operating costs	147,494	15,116	3,053	(9,947)	155,716
Advertising expense	8,773	1,420	11,312	(8,528)	12,977
General and administrative expenses	4,326	8,669	421	—	13,416
Depreciation and amortization	22,268	2,713	512	—	25,493
Transaction, severance and related litigation costs	146	45	—	—	191
Asset impairments	86	1,505	—	—	1,591
Total operating costs and expenses	183,093	29,468	15,298	(18,475)	209,384
Operating income (loss)	(325)	11,046	(2,747)	—	7,974
Equity in earnings in affiliates	5,778	—	—	(5,778)	—
Interest expense	18,099	911	103	—	19,113
Income (loss) before income taxes	(12,646)	10,135	(2,850)	(5,778)	(11,139)
Income tax expense (benefit)	(3,681)	2,227	(720)	—	(2,174)
Net income (loss)	$(8,965)	$7,908	$(2,130)	$(5,778)	$(8,965)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	—	145	(145)	145
Comprehensive income (loss)	$(8,820)	$7,908	$(1,985)	$(5,923)	$(8,820)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$179,290	$27,550	$2,626	$—	$209,466
Entertainment and merchandise sales	238,159	23,915	5,016	—	267,090
Total company venue sales	417,449	51,465	7,642	—	476,556
Franchise fees and royalties	1,336	8,986	1,611	—	11,933
International Association assessments and other fees	578	22,225	19,929	(42,732)	—
Total revenues	419,363	82,676	29,182	(42,732)	488,489
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	39,805	7,235	897	—	47,937
Cost of entertainment and merchandise	19,870	870	458	—	21,198
Total cost of food, beverage, entertainment and merchandise	59,675	8,105	1,355	—	69,135
Labor expenses	124,234	9,744	2,502	—	136,480
Lease costs	49,644	3,722	1,177	—	54,543
Other venue operating expenses	81,543	7,625	1,610	(22,828)	67,950
Total company venue operating costs	315,096	29,196	6,644	(22,828)	328,108
Advertising expense	19,913	2,975	20,246	(19,904)	23,230
General and administrative expenses	9,655	20,736	(498)	—	29,893
Depreciation and amortization	42,695	4,938	819	—	48,452
Transaction, severance and related litigation costs	31	—	—	—	31
Asset Impairments	1,111	174	—	—	1,285
Total operating costs and expenses	388,501	58,019	27,211	(42,732)	430,999
Operating income	30,862	24,657	1,971	—	57,490
Equity in earnings in affiliates	20,019	—	—	(20,019)	—
Interest expense	37,943	1,505	339	—	39,787
Income before income taxes	12,938	23,152	1,632	(20,019)	17,703
Income tax expense	426	4,559	206	—	5,191
Net income	$12,512	$18,593	$1,426	$(20,019)	$12,512

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(285)	—	(285)	285	(285)
Comprehensive income (loss)	$12,227	$18,593	$1,141	$(19,734)	$12,227

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended July 1, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$184,259	$27,396	$2,980	$—	$214,635
Entertainment and merchandise sales	215,770	25,874	5,377	—	247,021
Total company venue sales	400,029	53,270	8,357	—	461,656
Franchise fees and royalties	1,000	8,359	1,247	—	10,606
International Association assessments and other fees	574	18,751	19,090	(38,415)	—
Total revenues	401,603	80,380	28,694	(38,415)	472,262
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	41,733	7,497	1,024	—	50,254
Cost of entertainment and merchandise	16,665	848	289	—	17,802
Total cost of food, beverage, entertainment and merchandise	58,398	8,345	1,313	—	68,056
Labor expenses	117,290	10,088	2,588	—	129,966
Lease costs	43,697	4,008	1,059	—	48,764
Other venue operating expenses	85,295	7,382	1,806	(19,351)	75,132
Total company venue operating costs	304,680	29,823	6,766	(19,351)	321,918
Advertising expense	19,758	3,361	22,897	(19,064)	26,952
General and administrative expenses	8,521	16,837	967	—	26,325
Depreciation and amortization	45,645	5,445	975	—	52,065
Transaction, severance and related litigation costs	459	266	—	—	725
Asset impairment	86	1,505	—	—	1,591
Total operating costs and expenses	379,149	57,237	31,605	(38,415)	429,576
Operating income (loss)	22,454	23,143	(2,911)	—	42,686
Equity in earnings in affiliates	14,423	—	—	(14,423)	—
Interest expense	35,627	1,755	289	—	37,671
Income (loss) before income taxes	1,250	21,388	(3,200)	(14,423)	5,015
Income tax expense	(2,006)	4,414	(649)	—	1,759
Net income (loss)	$3,256	$16,974	$(2,551)	$(14,423)	$3,256

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	300	—	300	(300)	300
Comprehensive income (loss)	$3,556	$16,974	$(2,251)	$(14,723)	$3,556

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows provided by operating activities:	$81,583	$8,563	$926	$91,072

Cash flows from investing activities:
Purchases of property and equipment	(26,381)	(7,625)	(336)	(34,342)
Development of internal use software	(182)	(427)	—	(609)
Proceeds from sale of property and equipment	141	—	—	141
Cash flows used in investing activities	(26,422)	(8,052)	(336)	(34,810)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)	—	—	(3,800)
Payments on financing lease obligations	(338)	—	(6)	(344)
Payments on sale leaseback transactions	(1,619)	—	—	(1,619)
Cash flows used in financing activities	(5,757)	—	(6)	(5,763)
Effect of foreign exchange rate changes on cash	—	—	(2)	(2)
Change in cash, cash equivalents and restricted cash	49,404	511	582	50,497
Cash, cash equivalents and restricted cash at beginning of period	54,775	6,725	1,821	63,321
Cash, cash equivalents and restricted cash at end of period	$104,179	$7,236	$2,403	$113,818

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended July 1, 2018
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Consolidated
Cash flows provided by (used in) operating activities:	$55,435		$14,473		$(4,883)		$65,025

Cash flows from investing activities:
Purchases of property and equipment	(22,876)		(12,792)		(1,140)		(36,808)
Development of internal use software	(973)		(49)		—		(1,022)
Proceeds from the sale of property and equipment	570		(158)		—		412
Cash flows used in investing activities	(23,279)	—	(12,999)	—	(1,140)	—	(37,418)

Cash flows from financing activities:
Repayments on senior term loan	(3,800)		—		—		(3,800)
Payment of debt financing costs	(395)		—		—		(395)
Payments on financing lease obligations	(291)		—		(4)		(295)
Payments on sale leaseback transactions	(1,384)		—		—		(1,384)
Cash flows used in financing activities	(5,870)	—	—	—	(4)	—	(5,874)
Effect of foreign exchange rate changes on cash	—		—		49		49
Change in cash, cash equivalents and restricted cash	26,286	—	1,474	—	(5,978)	—	21,782
Cash, cash equivalents and restricted cash at beginning of period	59,948		410		6,954		67,312
Cash, cash equivalents and restricted cash at end of period	$86,234		$1,884		$976		$89,094
Note 14. Related Party Transactions:
We reimburse Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. In addition, CEC Entertainment engages Apollo portfolio companies to provide various services, including security services to its venues, licensed music video content for use in its venues, and employment screening services to its recruiting functions. Included in our Total operating costs and expenses are related expenses totaling $0.4 million for both the three months ended June 30, 2019 and July 1, 2018, and $0.7 million and $0.8 million, respectively, for the six months ended June 30, 2019 and July 1, 2018.
Included in our Accounts Receivable balance are amounts due from Parent totaling $3.0 million and $2.6 million at June 30, 2019 and December 30, 2018, respectively, primarily related to various general and administrative and transaction related expenses paid on behalf of Parent. Our Accrued Expenses balance includes amounts payable to Parent totaling $0.3 million and $0.1 million at June 30, 2019 and December 30, 2018, respectively, primarily related to stock bonus awards granted to certain officers of the Company (see Note 11 “Stock-Based Compensation Arrangements” for further discussion of stock bonus awards granted to officers).
Note 15. Commitments and Contingencies:
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
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, LLC and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). The Consolidated Class Action Petition alleges that CEC Entertainment’s directors breached their fiduciary duties to CEC Entertainment’s stockholders in connection with their consideration and approval of the Merger Agreement by, among other things, conducting a deficient sales process, agreeing to an inadequate tender price, agreeing to certain provisions in the Merger Agreement, and filing materially deficient disclosures regarding the transaction. The Consolidated Class Action Petition also alleges that two members of CEC Entertainment’s board who also served as the senior managers of CEC Entertainment had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The Consolidated Class Action Petition seeks, among other things, to recover damages, attorneys’ fees and costs. The Company assumed the defense of the Consolidated Shareholder Litigation on behalf of CEC’s named former directors and Goldman Sachs pursuant to existing indemnity agreements. On March 23, 2016, the Court conducted a hearing on the defendants’ Motion to Dismiss the Consolidated Class Action Petition and on March 1, 2017, the Special Master appointed by the Court issued a report recommending to the Court that the Consolidated Class Action Petition be dismissed. On September 9, 2018, the Court accepted the Special Master’s recommendations and dismissed the lawsuit in its entirety. On October 8, 2018, the Plaintiff in the Consolidated Shareholder Litigation filed a notice of appeal of the District Court’s decision. The Kansas Court of Appeals conducted oral arguments of the appeal on August 13, 2019. While no assurance can be given as to the ultimate outcome of the consolidated matter, we currently believe that the final resolution of the action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Note 16. Subsequent Events:
The Company has evaluated subsequent events through August 13, 2019, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the events described below:
Termination of Business Combination: On April 7, 2019, Parent and Leo Holdings Corp. (“Leo”), a publicly traded special purpose acquisition company, together with Parent’s controlling stockholder, an entity owned by funds managed by affiliates of Apollo, entered into a Business Combination Agreement (the “Leo Merger Agreement”). On July 29, 2019, the parties jointly terminated the Leo Merger Agreement.
Refinancing: On August 1, 2019, the Company announced that it is seeking to obtain a new first lien senior secured credit facility to refinance in full its secured credit facilities (see Note 7. “Indebtedness and Interest Expense” for further discussion of our secured credit facilities).

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

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 29, 2019, and our fiscal year ended December 30, 2018, each consist of 52 weeks. References to the three-month and six-month periods ended June 30, 2019 and July 1, 2018 are for the 13-week and 26-week periods ended June 30, 2019 and July 1, 2018, respectively.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of more sophisticated options for adults. We operate 554 venues and have an additional 195 venues operating under franchise arrangements across 47 states and 14 foreign countries and territories as of June 30, 2019.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Number of Company-operated venues:
Beginning of period	554	561	554	562
New	—	—	—	—
Acquired from franchisee (1)	—	—	1	—
Closed	—	(2)	(1)	(3)
End of period	554	559	554	559
Number of franchised venues:
Beginning of period	194	195	196	192
New	3	2	3	6
Acquired from franchisee (1)	—	—	(1)	—
Closed	(2)	(1)	(3)	(2)
End of period	195	196	195	196
Total number of venues:
Beginning of period	748	756	750	754
New	3	2	3	6
Acquired from franchisee	—	—	—	—
Closed	(2)	(3)	(4)	(5)
End of period	749	755	749	755
__________________

(1)	The number of new Company-operated venues and closed franchised venues during the six months ended June 30, 2019 included one store that was acquired from a franchisee.
Key Measure of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-operated venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. Company-operated venues that were temporarily closed for more than three months are included in comparable venue sales once they have been reopened for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.
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
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of prizes provided and merchandise sold to our customers.

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

•	Lease costs include lease costs for Company-operated venues, including common area maintenance (“CAM”) charges; and

•
Other venue operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, property taxes, credit card processing fees, licenses, preopening expenses, venue asset disposal gains and losses and all other costs directly related to the operation of a venue.

“Cost of food and beverage” and “Cost of entertainment and merchandise,” as a percentage of Total company venue sales, are influenced both by the cost of products and by the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
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
Depreciation and amortization. Depreciation and amortization includes expenses that are (i) directly related to our Company-operated venues’ property and equipment, including leasehold improvements, game and ride equipment, furniture, fixtures and other equipment, and (ii) depreciation and amortization of corporate assets and intangibles.
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	June 30, 2019		July 1, 2018
	(in thousands, except percentages)
Food and beverage sales	$91,650	43.8%	$96,258	45.4%
Entertainment and merchandise sales	117,413	56.2%	115,904	54.6%
Total company venue sales	$209,063	100.0%	$212,162	100.0%

	Six Months Ended
	June 30, 2019		July 1, 2018
	(in thousands, except percentages)
Food and beverage sales	$209,466	44.0%	$214,635	46.5%
Entertainment and merchandise sales	267,090	56.0%	247,021	53.5%
Total company venue sales	$476,556	100.0%	$461,656	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	June 30, 2019		July 1, 2018
	(in thousands, except percentages (4))
Total company venue sales	$209,063	97.2%	$212,162	97.6%
Franchise fees and royalties	6,113	2.8%	5,196	2.4%
Total revenues	215,176	100.0%	217,358	100.0%
Operating Costs and Expenses:
Cost of food and beverage (1)	21,285	23.2%	22,894	23.8%
Cost of entertainment and merchandise (2)	9,452	8.1%	8,421	7.3%
Total cost of food, beverage, entertainment and merchandise (3)	30,737	14.7%	31,315	14.8%
Labor expenses (3)	63,975	30.6%	62,618	29.5%
Lease costs (3)	27,516	13.2%	24,714	11.6%
Other venue operating expenses (3)	32,653	15.6%	37,069	17.5%
Total company venue operating costs (3)	154,881	74.1%	155,716	73.4%
Other costs and expenses:
Advertising expense	10,977	5.1%	12,977	6.0%
General and administrative expenses	14,649	6.8%	13,416	6.2%
Depreciation and amortization	24,118	11.2%	25,493	11.7%
Transaction, severance and related litigation costs	8	—%	191	0.1%
Asset impairments	1,285	0.6%	1,591	0.7%
Total operating costs and expenses	205,918	95.7%	209,384	96.3%
Operating income	9,258	4.3%	7,974	3.7%
Interest expense	19,979	9.3%	19,113	8.8%
Income before income taxes	$(10,721)	(5.0)%	$(11,139)	(5.1)%

	Six Months Ended
	June 30, 2019		July 1, 2018
	(in thousands, except percentages (4))
Total company venue sales	$476,556	97.6%	$461,656	97.8%
Franchise fees and royalties	11,933	2.4%	10,606	2.2%
Total revenues	488,489	100.0%	472,262	100.0%
Operating Costs and Expenses:
Cost of food and beverage (1)	47,937	22.9%	50,254	23.4%
Cost of entertainment and merchandise (2)	21,198	7.9%	17,802	7.2%
Total cost of food, beverage, entertainment and merchandise (3)	69,135	14.5%	68,056	14.7%
Labor expenses (3)	136,480	28.6%	129,966	28.2%
Lease costs (3)	54,543	11.4%	48,764	10.6%
Other venue operating expenses (3)	67,950	14.3%	75,132	16.3%
Total company venue operating costs (3)	328,108	68.8%	321,918	69.7%
Other costs and expenses:
Advertising expense	23,230	4.8%	26,952	5.7%
General and administrative expenses	29,893	6.1%	26,325	5.6%
Depreciation and amortization	48,452	9.9%	52,065	11.0%
Transaction, severance and related litigation costs	31	—%	725	0.2%
Asset impairments	1,285	0.3%	1,591	0.3%
Total operating costs and expenses	430,999	88.2%	429,576	91.0%
Operating income	57,490	11.8%	42,686	9.0%
Interest expense	39,787	8.1%	37,671	8.0%
Income before income taxes	$17,703	3.6%	$5,015	1.1%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended June 30, 2019 Compared to the Three months ended July 1, 2018
Revenues
Company venue sales were $209.1 million and $212.2 million for the second quarter of 2019 and the second quarter of 2018, respectively. The decrease in company venue sales was primarily attributable to net breakage related to PlayPass of $1.3 million for the second quarter of 2019 compared to $5.2 million for the second quarter of 2018, declining as a result of the third quarter 2018 introduction of All You Can Play (“AYCP”), our time-based play offering. The impact of the reduction in net breakage related to PlayPass was partially offset by a 0.5% increase in comparable venue sales.
Franchise fees and royalties increased from $5.2 million to $6.1 million or 17.6% in the second quarter of 2019 compared to the second quarter of 2018, primarily due to a net increase in franchise locations.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.7% and 14.8% for the second quarter of 2019 and 2018, respectively.
The cost of food and beverage, as a percentage of food and beverage sales, was 23.2% and 23.8% for the second quarter of 2019 and 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in the second quarter of 2019 was primarily driven by higher average selling prices and favorability in commodity prices and volume.

The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 8.1% and 7.3% for the second quarter of 2019 and 2018, respectively. The increase in the cost of entertainment and merchandise on a percentage of sales basis in the second quarter of 2019 reflects the impact of the AYCP and More Tickets initiatives we launched nationally in all of our Chuck E. Cheese Company-operated venues during the third quarter of 2018.
Gross profit, which represents Total revenues less total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues was 85.7% and 85.6% for the second quarter of 2019 and 2018, respectively.
Labor expenses, as a percentage of sales, were 30.6% and 29.5% for the second quarter of 2019 and 2018, respectively, as wage pressures exceeded the favorable impact of a decrease in labor hours on higher sales. Our sales per labor hour improved approximately 4.6% in the second quarter of 2019 from the second quarter of 2018.
Lease costs, as a percentage of sales, were 13.2% and 11.6%, for the second quarter of 2019 and 2018, respectively. Lease costs for the second quarter of 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 11.4% for the second quarter of 2019.
Other venue operating expenses, as a percentage of sales, were 15.6% and 17.5% for the second quarter of 2019 and 2018, respectively. Other venue operating expenses for the second quarter of 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 17.3% for the second quarter of 2019, reflecting savings initiatives and efficiencies.
Advertising Expense
Advertising expense was $11.0 million and $13.0 million for the second quarter of 2019 and 2018, respectively, due to a shift in our marketing strategy away from television to targeted digital and social media platforms.
General and Administrative Expenses
General and administrative expenses were $14.6 million and $13.4 million for the second quarter of 2019 and 2018, respectively. The increase in general and administrative expenses for the second quarter of 2019 is primarily due to an increase in performance-based compensation as a result of improved operating results.
Depreciation and Amortization
Depreciation and amortization was $24.1 million and $25.5 million for the second quarter of 2019 and 2018, respectively. The decrease in depreciation and amortization is primarily due to the impact of eight venue closures and non-cash venue impairments recorded in 2018.
Income Taxes
Our effective income tax rate was 18.5% and 19.5% for the second quarter of 2019 and 2018, respectively. Our effective income tax rate for the second quarter of 2019 differs from the statutory rate primarily due to state income taxes and the negative impact of nondeductible litigation costs related to the 2014 merger of an entity controlled by Apollo Global Management, LLC and its subsidiaries with and into CEC Entertainment (the “Merger”), nondeductible penalties and other expenses, and foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation) partially offset by the favorable impact of employment-related federal income tax credits.
Our effective income tax rate for the second quarter of 2018 differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the quarter that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, non-deductible penalties and other expenses partially offset by the favorable impact of employment-related federal income tax credits and an adjustment recorded in the second quarter of 2018 to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”).
Six months ended June 30, 2019 Compared to Six months ended July 1, 2018
Revenues
Company venue sales were $476.6 million and $461.7 million for the first six months of 2019 and 2018, respectively. The increase in company venue sales for the first six months of 2019 was primarily attributable to a 4.5% increase in comparable venue sales, partially offset by a $2.2 million decrease in company venue sales due to a net reduction of eight

Company-operated venues. In addition, net revenue deferrals related to PlayPass were $0.5 million for the first six months of 2019 compared to $2.0 million in net breakage for the first six months of 2018, which further offset the increase in comparable venue sales.
Franchise fees and royalties increased from $10.6 million to $11.9 million primarily due to a net increase in average franchise locations during the first six months of 2019.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.5% and 14.7% for the first six months of 2019 and 2018, respectively, as a sales shift towards higher margin Entertainment and merchandise sales from food and beverage sales was offset by cost pressures, primarily related to the impact of new initiatives launched by the Company in the third quarter of 2018.
The cost of food and beverage, as a percentage of food and beverage sales, was 22.9% and 23.4% for the first six months of 2019 and 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in the first six months of 2019 was driven by an increase in average selling prices and favorability in commodity prices and volume.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 7.9% and 7.2% for the first six months of 2019 and 2018, respectively. The cost of entertainment and merchandise on a percentage basis for the first six months of 2019 compared to the first six months of 2018 was impacted by a combination of the impact of AYCP and More Tickets, which were launched nationally during the third quarter of 2018.
Gross profit, which represents Total revenues less total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues, was 85.8% and 85.6% for the first six months of 2019 and 2018, respectively.
Labor expenses, as a percentage of sales, were 28.6% and 28.2% for the first six months of 2019 and 2018, respectively, as wage pressures exceeded the favorable impact of a decrease in labor hours on higher sales. Our sales per labor hour improved approximately 5.8% in the first six months of 2019 from the first six months of 2018.
Lease costs, as a percentage of sales, were 11.4% and 10.6%, for the first six months of 2019 and 2018, respectively. Lease costs for the first six months of 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 10.0% for the first six months of 2019, reflecting an increase in Company venue sales.
Other venue operating costs, as a percentage of sales, were 14.3% and 16.3% for the first six months of 2019 and 2018, respectively. Other venue operating expenses for the first six months of 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 15.7% for the first six months of 2019, reflecting savings initiatives and efficiencies in general operating costs, and expenses incurred in the first six months of 2018 related to the production of new menu boards and panels in connection with the launch of AYCP during the third quarter of 2018.
Advertising Expense
Advertising expense was $23.2 million and $27.0 million for the first six months of 2019 and 2018, respectively, due to a shift in our marketing strategy away from television to targeted digital and social media platforms.
General and Administrative Expenses
General and administrative expenses were $29.9 million and $26.3 million for the first six months of 2019 and 2018, respectively. The increase in general and administrative expenses in the first six months of 2019 is primarily due to an increase in performance-based compensation as a result of improved operating results.
Depreciation and Amortization
Depreciation and amortization was $48.5 million and $52.1 million for the first six months of 2019 and 2018, respectively. The decrease in depreciation and amortization is primarily due to the impact of eight venue closures and non-cash venue impairments recorded in 2018.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were less than $0.1 million and $0.7 million for the first six months of 2019 and 2018, respectively. The Transaction, severance and related litigation costs for the first six months of 2019 relate to legal fees incurred in connection with Merger related litigation costs. The Transaction, severance and related litigation costs for the first six months of 2018 relate to $0.5 million in legal fees incurred in connection with Merger related litigation, and severance payments of $0.2 million.
Income Taxes
Our effective income tax rate was 29.3% and 35.1% for the first six months of 2019 and 2018, respectively. Our effective income tax rate for the first six months of 2019 differs from the statutory rate primarily due to state taxes and the negative impact of nondeductible litigation costs related to the Merger, nondeductible penalties and other expenses, and foreign income taxes (withheld on royalties and franchise fees received from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation) partially offset by the favorable impact of employment-related tax credits.
Our effective income tax rate for the first six months of 2018 differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, non-deductible penalties and other expenses partially offset by the favorable impact of employment-related federal income tax credits, an adjustment recorded in the second quarter of 2018 to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the TCJA enacted on December 22, 2017 pursuant to SAB 118, a one-time adjustment recorded in the first quarter of 2018 to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies loaned to our Canadian subsidiary, and an increase in a valuation allowance for deferred tax assets associated with our Canadian operations that could expire before they are utilized.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Net cash provided by operating activities	$91,072	$65,025
Net cash used in investing activities	(34,810)	(37,418)
Net cash used in financing activities	(5,763)	(5,874)
Effect of foreign exchange rate changes on cash	(2)	49
Change in cash, cash equivalents and restricted cash	$50,497	$21,782
Interest paid	$36,994	$35,906
Income taxes paid (refunded), net	$(8,016)	$421

	June 30, 2019	December 30, 2018
	($ in thousands)
Cash and cash equivalents	$113,636	$63,170
Restricted cash	182	151
Term loan facility	720,100	723,900
Senior notes	255,000	255,000
Available unused commitments under revolving credit facility	86,538	141,000
Sources and Uses of Cash - Six months ended June 30, 2019 Compared to the Six months ended July 1, 2018
Net cash provided by operating activities was $91.1 million and $65.0 million in the six months ended June 30, 2019 and July 1, 2018, respectively. The increase in net cash provided by operating activities is primarily due to an increase in net income, income tax refunds, and favorable fluctuations in our working capital.
Net cash used in investing activities was $34.8 million and $37.4 million in the six months ended June 30, 2019 and July 1, 2018, respectively. Net cash used in investing activities in the six months ended June 30, 2019 and July 1, 2018 relates primarily to capital expenditures.
Net cash used in financing activities was $5.8 million and $5.9 million in the six months ended June 30, 2019 and July 1, 2018, respectively, relating primarily to principal payments on our term loan and other lease related obligations.
Debt Financing
We monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency.  From time to time we may opportunistically pursue financing transactions. In addition, we may elect to repurchase amounts of our outstanding debt, including the senior notes as described below under “Senior Unsecured Notes” for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
On August 1, 2019, the Company announced that it is seeking to obtain a new first lien senior secured credit facility to refinance in full its existing secured credit facilities (as defined below).
Secured Credit Facilities
Our secured credit facilities include (i) a $760.0 million term loan facility with a maturity date of February 14, 2021 (the “term loan facility”) and (ii) a $95.0 million senior secured revolving credit facility with a maturity date of November 16, 2020 (as discussed in more detail below, $95.0 million of our original $150.0 million revolving credit facility maturing on February 14, 2019 was extended to November 16, 2020). The revolving credit facility includes a letter of credit sub-facility and a $30.0 million swingline loan sub-facility (the “revolving credit facility” and together with the term loan facility, the “secured credit facilities”). On May 8, 2018 we entered into an incremental assumption agreement with certain of our revolving credit facility lenders to extend the maturity on $95.0 million of the revolving credit facility through November 16, 2020. In connection with the extension of the maturity date, we agreed to the following covenants for the benefit of the revolving facility lenders: (a) with respect to each fiscal year (commencing with the fiscal year ending December 30, 2018), to the extent we have excess cash flow (as defined in the secured credit facilities agreement), we are required to make a mandatory prepayment of term loan principal to the extent that 75% times our excess cash flow (as defined in the secured credit facilities agreement) and subject to step-downs based on our net first lien senior secured leverage ratio (the ratio of consolidated debt secured by first-priority liens on the collateral less unrestricted cash (“net first lien debt”) to the last twelve months’ EBITDA, as defined in the senior credit facilities debt agreement) exceeds $10 million with any such required mandatory payment reduced by any optional prepayments of principal that may have occurred during the fiscal year, and (b) we shall not incur additional first lien senior secured debt in connection with certain acquisitions, mergers or consolidations unless our net first lien senior secured leverage ratio is greater than 3.65 to 1.00 on a pro forma basis. The remaining $55.0 million of the original revolving credit facility matured on February 14, 2019 with no borrowings outstanding thereunder.
The secured credit facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the original principal amount of the term loan facility from July 2014 to December 2020, with the balance due at maturity, February 14, 2021.
As of June 30, 2019, we had no borrowings outstanding and $8.5 million of letters of credit issued but undrawn under the revolving credit facility, leaving $86.5 million in borrowing capacity under the revolving credit facility. As of December 30, 2018, we had no borrowings outstanding and $9.0 million of letters of credit issued but undrawn under the revolving credit facility.
Borrowings under the secured credit facilities bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50%; (ii) the prime rate of Deutsche Bank AG New York Branch; and (iii) the one-month adjusted LIBOR plus 1.00%; in each case plus an applicable margin. The base applicable margin is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings under the term loan facility, and base rate borrowings and swingline borrowings under the revolving credit facility. The applicable margin for LIBOR borrowings under the term loan facility is subject to one step down from 3.25% to 3.00%, based on our net first lien senior secured leverage ratio. The applicable margin for LIBOR borrowings under the revolving credit facility is subject to two step-downs from 3.25% to 3.00% and 2.75% based on our net first lien senior secured leverage ratio. During both the six months ended June 30, 2019 and July 1, 2018, the applicable margin for LIBOR borrowings under both the term loan facility and the revolving facility was 3.25%.
During the six months ended June 30, 2019, the federal funds rate ranged from 2.36% to 2.45%, the prime rate was 5.50% and the one-month LIBOR ranged from 2.38% to 2.52%.
In addition to paying interest on outstanding principal under the secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The base applicable commitment fee rate under the revolving credit facility is 0.50% per annum and is subject to one step-down from 0.50% to 0.375% based on our net first lien senior secured leverage ratio. During both the six months ended June 30, 2019 and July 1, 2018, the commitment fee rate was 0.50%. We are also required to pay customary agency fees, as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary, processing, and fronting fees computed at a rate equal to 0.125% per annum on the daily stated amount of such letter of credit.
All borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Senior Unsecured Notes
Our senior unsecured notes consist of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “senior notes”) that mature on February 15, 2022. The senior notes bear interest at a rate of 8.0% per year payable February 15th and August 15th of each year.
We may call some or all of the senior notes at 102% on or after February 15, 2019 and at 100% on or after February 15, 2020 as set forth in the indenture governing the senior notes (the “indenture”).
Capital Expenditures
We intend to continue to focus our future capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During the six months ended June 30, 2019, we completed 195 game enhancements and one major remodel related to the re-imaging effort to update Chuck E. Cheese locations to a new look and feel.

We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first six months of 2019 totaled approximately $35.0 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Growth capital spend (1)	$11,349	$10,768
Maintenance capital spend (2)	22,749	25,256
IT capital spend	853	1,858
Total Capital Spend	$34,951	$37,882
__________________

(1)
Growth capital spend includes major remodels, including the re-imaging effort to update Chuck E. Cheese venues to a new look and feel, venue expansions, new venue development, including relocations, and franchise acquisitions.

(2)    Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2019 will total approximately $95 million to $105 million, inclusive of maintenance capital, growth capital and IT related capital.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2019, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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

Non-GAAP Financial Measures
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and certain other adjustments required or permitted in calculating covenant compliance under our secured credit facilities and the indenture governing our senior notes (see discussion of our senior notes in Note 7. “Indebtedness and Interest Expense” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” and above under the heading “Financial Condition, Liquidity and Capital Resources - Debt Financing”).
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

The following table sets forth a reconciliation of Net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands, except percentages)
Total revenues	$215,176	$217,358	$488,489	$472,262
Net income (loss) as reported	$(8,734)	$(8,965)	$12,512	$3,256
Interest expense	19,979	19,113	39,787	37,671
Income tax expense (benefit)	(1,987)	(2,174)	5,191	1,759
Depreciation and amortization	24,118	25,493	48,452	52,065
EBITDA	33,376	33,467	105,942	94,751
Asset Impairments	1,285	1,591	1,285	1,591
Loss on asset disposals, net (1)	1,028	801	1,983	2,038
Unrealized (gain) loss on foreign exchange (2)	(295)	339	(637)	695
Non-cash stock-based compensation (3)	949	163	2,111	227
Rent expense book to cash (4)	966	2,015	1,698	4,188
Franchise revenue, net cash received (5)	472	322	1,170	742
Venue pre-opening costs (6)	151	2	216	25
One-time and unusual items (7)	485	702	785	1,467
Adjusted EBITDA	$38,417	$39,402	$114,553	$105,724
Adjusted EBITDA Margin	17.9%	18.1%	23.5%	22.4%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Relates to unrealized gains or losses on the revaluation of our indebtedness with our Canadian subsidiary.

(3)	Represents non-cash equity-based compensation expense.

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

(7)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) sales and use taxes relating to prior periods; (v) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees related to the acquisition of Peter Piper Pizza (such as transfer pricing and cost segregation); (vi) legal fees incurred in connection with certain potential transactions the Company did not pursue; (vii) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; (viii) one-time costs related to the early termination of a supplier contract in connection with the transition to a new supplier; (ix) one-time marketing expenses related to the grand openings of our re-imaged Chuck E. Cheese venues; and (x) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative and the re-imaging effort of the venues in our Chuck E. Cheese portfolio.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $720.1 million as of June 30, 2019, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.2 million change in annual interest expense on indebtedness under the secured credit facilities.
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
For the three months ended June 30, 2019 and July 1, 2018, the average cost of a block of cheese was $1.77 and $1.68, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.2 million for both the three months ended June 30, 2019 and July 1, 2018. For the six months ended June 30, 2019 and July 1, 2018, the average cost of a block of cheese was $1.72 and $1.69, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.5 million for both the six months ended June 30, 2019 and July 1, 2018.
For both the three months ended June 30, 2019 and July 1, 2018, the average cost of dough per pound was $0.47. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended June 30, 2019 and July 1, 2018. For the six months ended June 30, 2019 and July 1, 2018, the average cost of dough per pound was $0.47 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.2 million and $0.3 million for the six months ended June 30, 2019 and July 1, 2018, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 11 Company-operated venues in Canada. For the three and six months ended June 30, 2019, our Canadian venues generated operating income of less than $0.1 million and $0.7 million, respectively, compared to our consolidated operating income of $9.3 million and $57.5 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three and six months ended June 30, 2019 were $0.733 and $0.764, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three months ended June 30, 2019 would have decreased our reported consolidated operating results by $0.1 million for the three months ended June 30, 2019. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the six months ended June 30, 2019 would have increased our reported consolidated operating results by $0.1 million for the six months ended June 30, 2019.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there has been no change in our internal processes over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this report for a discussion of our legal proceedings.
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

CEC ENTERTAINMENT, INC.

August 14, 2019	By:	/s/ James A. Howell
James A. Howell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 14, 2019	By:	/s/ Tony Howard
Tony Howard
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