Form 10-Q
period 2019-09-29
CEC ENTERTAINMENT INC
filed 2019-11-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2019, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

CEC ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$105,059	$63,170
Restricted cash	212	151
Accounts receivable	20,576	24,020
Income taxes receivable	—	10,160
Inventories	27,579	23,807
Prepaid expenses	14,274	25,424
Total current assets	167,700	146,732
Property and equipment, net	525,107	539,185
Operating lease right-of-use assets, net	536,057	—
Goodwill	484,438	484,438
Intangible assets, net	469,218	477,085
Other noncurrent assets	16,794	18,725
Total assets	$2,199,314	$1,666,165
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Operating lease liability, current portion	49,203	—
Accounts payable	43,701	31,410
Accrued expenses	44,156	36,030
Unearned revenues	21,869	18,124
Accrued interest	8,223	7,463
Other current liabilities	4,548	5,955
Total current liabilities	179,300	106,582
Operating lease obligations, less current portion	522,380	—
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	958,986	961,514
Deferred tax liability	102,721	107,058
Other noncurrent liabilities	196,030	248,440
Total liabilities	1,959,417	1,423,594
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of September 29, 2019 and December 30, 2018	—	—
Capital in excess of par value	359,930	359,570
Accumulated deficit	(118,482)	(115,660)
Accumulated other comprehensive loss	(1,551)	(1,339)
Total stockholder’s equity	239,897	242,571
Total liabilities and stockholder’s equity	$2,199,314	$1,666,165

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
COSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
REVENUES:
Food and beverage sales	$92,645	$94,023		$302,111	$308,658
Entertainment and merchandise sales	119,688	121,611		386,778	368,633
Total company venue sales	212,333	215,634		688,889	677,291
Franchise fees and royalties	5,261	5,311		17,194	15,917
Total revenues	217,594	220,945		706,083	693,208
OPERATING COSTS AND EXPENSES:
Company venue operating costs and expenses (excluding Depreciation and amortization):
Cost of food and beverage	21,302	22,520		69,239	72,774
Cost of entertainment and merchandise	10,113	9,874		31,311	27,676
Total cost of food, beverage, entertainment and merchandise	31,415	32,394		100,550	100,450
Labor expenses	63,213	65,028		199,693	194,994
Lease costs	27,559	23,851		82,102	72,615
Other venue operating expenses	34,586	38,232		102,536	113,363
Total company venue operating costs and expenses	156,773	159,505		484,881	481,422
Other costs and expenses:
Advertising expense	10,803	11,058		34,033	38,010
General and administrative expenses	13,051	13,193		42,944	39,519
Depreciation and amortization	24,622	24,739		73,074	76,804
Transaction, severance and related litigation costs	371	(263)		402	463
Asset impairments	8,202	5,344		9,487	6,935
Total operating costs and expenses	213,822	213,576		644,821	643,153
Operating income	3,772	7,369		61,262	50,055
Interest expense	22,029	19,069		61,816	56,740
Loss on extinguishment of debt	2,910	—	—	2,910	—
Loss before income taxes	(21,167)	(11,700)		(3,464)	(6,685)
Income tax benefit	(5,833)	(2,213)		(642)	(454)
Net loss	$(15,334)	$(9,487)		$(2,822)	$(6,231)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net loss	$(15,334)	$(9,487)	$(2,822)	$(6,231)
Foreign currency translation adjustments	73	(172)	(212)	127
Comprehensive loss	$(15,261)	$(9,659)	$(3,034)	$(6,104)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,822)	$(6,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,910	—
Depreciation and amortization	73,074	76,804
Deferred income taxes	(4,261)	(3,314)
Stock-based compensation expense	1,985	169
Amortization of lease related liabilities	—	(749)
Amortization of original issue discount and deferred debt financing costs	3,544	3,284
Debt refinancing costs	694	—
Loss on asset disposals, net	2,903	2,551
Asset impairments	9,487	6,935
Non-cash lease costs	2,438	4,109
Change in operating lease liabilities	(1,219)	—
Other adjustments	(170)	531
Changes in operating assets and liabilities:
Accounts receivable	4,222	2,016
Inventories	(3,871)	(84)
Prepaid expenses	2,167	(3,479)
Accounts payable	7,356	886
Accrued expenses	932	3,847
Unearned revenues	3,740	(3,263)
Accrued interest	972	(5,291)
Income taxes payable	11,563	1,994
Deferred landlord contributions	—	1,760
Net cash provided by operating activities	115,644	82,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60,388)	(55,202)
Development of internal use software	(787)	(1,992)
Proceeds from sale of property and equipment	160	464
Net cash used in investing activities	(61,015)	(56,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinancing of senior term loan	479,449	—
Repayments on senior term loan	(473,749)	(5,700)
Payment of debt financing costs	(15,375)	(395)
Payments on financing lease obligations	(530)	(442)
Payments on sale leaseback obligations	(2,469)	(2,119)

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(Unaudited)
(in thousands)

Net cash used in financing activities	(12,674)	(8,656)
Effect of foreign exchange rate changes on cash	(5)	51
Change in cash, cash equivalents and restricted cash	41,950	17,140
Cash, cash equivalents and restricted cash at beginning of period	63,321	67,312
Cash, cash equivalents and restricted cash at end of period	$105,271	$84,452

	Nine Months Ended
	September 29, 2019	September 30, 2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$57,232	$59,229
Income taxes (refunded) paid, net	$(7,944)	$867
Non cash portion of Loss on debt extinguishment	2,364	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$5,687	$1,659

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows.

	September 29, 2019	September 30, 2018
Cash and cash equivalents	$105,059	$84,429
Restricted cash(1)	212	23
Cash, cash equivalents and restricted cash	$105,271	$84,452
__________________

(1)	Restricted cash represents cash balances held by the Association that are restricted for use in our advertising, entertainment and media programs.

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
We currently operate and franchise Chuck E. Cheese and Peter Piper Pizza family dining and entertainment venues in 47 states and 15 foreign countries and territories. As of September 29, 2019, we and our franchisees operated a total of 738 venues, of which 553 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 185 venues located in 14 states and 14 foreign countries and territories, including Chile, Colombia, Costa Rica, Guam, Guatemala, Honduras, Jordan, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. As of September 29, 2019, a total of 181 Chuck E. Cheese venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 118 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (33 are Company-operated and 85 are franchised locations).
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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $2.3 million and $1.8 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. Our contributions to the Association Funds are eliminated in consolidation.
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
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 29, 2019, and our fiscal year ended December 30, 2018, each consist of 52 weeks. References to the three and nine-month periods ended ended September 29, 2019 and September 30, 2018 are for the 13-week and 39-week periods ended September 29, 2019 and September 30, 2018, respectively.
Interim Financial Statements
The accompanying Consolidated Financial Statements as of and for the three and nine months ended September 29, 2019 and September 30, 2018 are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and, consequently, do not include all of the information and footnote disclosures required by GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of its consolidated results of operations, financial position and cash flows as of the dates and for the periods presented in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts have been eliminated in consolidation.
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
Upon the adoption of ASU 2016-02, we applied the package of practical expedients included therein, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 1 year or less) and an accounting policy to account for lease and non-lease components as a single component for real estate operating leases. We also utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to December 31, 2018 remained unchanged and in accordance with Accounting Standards Codification (“ASC”) 840 Leases (Topic 840). The adoption of ASU 2016-02 resulted in the recognition as of December 31, 2018 of Right-of-Use assets related to our operating leases of $557.1 million and lease liabilities related to our operating leases of $590.8 million. In addition, as a result of electing to account for lease and non-lease components as a single component for certain classes of assets, lease costs for the three and nine months ended September 29, 2019 include $3.4 million and $10.5 million, respectively, of common area maintenance charges, which was previously included in “Other venue operating expenses” in our Consolidated Statement of Earnings. Other venue operating expenses in our Consolidated Statement of Earnings for the three and nine months ended September 30, 2018 includes common area maintenance charges of $3.2 million and $10.2 million, respectively. The adoption of the guidance did not have a material impact on our Consolidated Statement of Cash Flows.
Note 2. Unearned Revenues:
Liabilities relating to unused game credits, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the nine months ended September 29, 2019:

	Balance at			Balance at
	December 31, 2018	Revenue Deferred	Revenue Recognized	September 29, 2019
	(in thousands)
PlayPass and ticket related deferred revenue	$5,561	$36,541	$(35,331)	$6,771
Gift card related deferred revenue	5,253	7,814	(8,003)	5,064
Unearned franchise and development fees	6,321	2,324	(145)	8,500
Other unearned revenues	989	19,944	(19,399)	1,534
Total unearned revenues	$18,124	$66,623	$(62,878)	$21,869

Note 3. Property and Equipment
Asset Impairments
During the three and nine months ended September 29, 2019, we recognized an asset impairment charge of $8.2 million and $9.5 million, primarily related to 10 and 12 venues, respectively. During the three and nine months ended September 30, 2018, we recognized an asset impairment charge of $5.3 million and $6.9 million primarily related to eight and nine venues, respectively. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various competitive and economic factors in the market in which the venues are located. As of September 29, 2019, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $7.2 million for venues impaired in 2019.
Note 4. Intangible Assets, Net:
The following table presents our indefinite and definite-lived intangible assets at September 29, 2019:

	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese tradename	Indefinite	$400,000		$400,000
Peter Piper Pizza tradename	Indefinite	26,700		26,700
Franchise agreements	25	53,300	(10,782)	42,518
		$480,000	$(10,782)	$469,218
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
Amortization expense related to favorable lease agreements was $0.3 million and $1.0 million for the three and nine-month periods ended September 30, 2018, respectively, and is included in “Lease costs” in our Consolidated Statements of Earnings. As described above, in connection with the adoption of ASU 2016-02 at the beginning of Fiscal 2019, our favorable lease definite-lived intangible asset was reclassified from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” and therefore we no longer have any amortization expense related to favorable lease agreements. Amortization expense related to franchise agreements was $0.5 million for both the three months ended September 29, 2019 and September 30, 2018, respectively, and $1.5 million for both the nine months ended September 29, 2019 and September 30, 2018, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Note 5. Leases:
We lease certain venues, warehouses, office space and equipment. The leases generally require us to pay minimum rent, property taxes, insurance, and other maintenance costs. Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Most of the Company's leases generally have initial terms of 10 to 20 years and include one or more options to renew. The exercise of lease renewal options is at our sole discretion, and based on our history of exercising renewal lease options, our operating lease liabilities typically assume the exercise of two lease renewal options. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

		September 29, 2019
	Balance Sheet Classification	(in thousands)
Assets
Operating	Operating lease right-of-use assets, net (1)	$536,057
Finance	Property and equipment, net (2)	9,346
Total leased assets		$545,403

Liabilities
Current
Operating	Operating lease liability, current portion	$49,203
Finance	Other current liabilities	803
Noncurrent
Operating	Operating lease obligations, less current portion	522,380
Finance	Other noncurrent liabilities	11,675
Total leased liabilities		$584,061
__________________
(1) During the nine months ended September 29, 2019, we recognized impairment charges of $0.2 million against our operating right-of-use lease assets related to three Peter Piper Pizza venues in Oklahoma that were closed in 2018. These impairment charges represent a change in the sublease income assumptions for these locations to reflect a longer than expected period to secure subtenants.
(2) Finance lease assets are recorded net of accumulated amortization of $5.7 million as of September 29, 2019.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the current cost of debt on our Secured Credit Facilities at commencement date in determining the present value of lease payments.

		Three Months Ended	Nine Months Ended
		September 29, 2019	September 29, 2019
	Statement of Earnings Classification	(in thousands)	(in thousands)
Operating lease cost (1)	Lease costs	$27,559	$82,102
Operating lease cost (2)	General and administrative	326	976
Finance lease cost
Amortization of leased assets	Depreciation and amortization	246	742
Interest on lease liabilities	Net interest expense	366	1,123
Net lease cost		$28,497	$84,943
__________________
(1) Includes common area maintenance charges of $3.4 million and $10.5 million for the three and nine months ended September 29, 2019, respectively.
(2) Represents the lease cost associated with operating leases relating to our corporate offices and warehouse facilities.

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of September 29, 2019:

	Operating Leases (1)	Finance Leases (2)	Total
	(in thousands)
Remainder of 2019	$22,694	$548	$23,242
2020	91,537	2,194	93,731
2021	89,203	2,173	91,376
2022	87,221	2,147	89,368
2023	84,861	1,920	86,781
After 2023	472,432	12,931	485,363
Total lease payments	847,948	21,913	869,861
Less: interest	276,365	9,435	285,800
Present value of minimum lease payments (3)	$571,583	$12,478	$584,061
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
(3) The present value of minimum operating lease payments of $49.2 million and $522.4 million are included in “Operating lease liability, current portion” and “Operating lease obligations, less current portion”, respectively, in our Consolidated Balance Sheet. The present value of minimum finance lease payments of $0.8 million and $11.7 million are included in “Other current liabilities” and “Other noncurrent liabilities”, respectively, in our Consolidated Balance Sheet.

Nine Months Ended
Lease Term and Discount Rate	September 29, 2019
Weighted average remaining lease term (years):
Operating leases	10
Finance leases	11
Weighted average discount rate:
Operating leases	8.0%
Finance leases	13.2%
The following table includes supplemental cash flow information related to leases:

Nine Months Ended
September 29, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$64,237
Operating cash flows for finance leases	1,123
Financing cash flows for finance leases	488
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	17,397
Finance lease liabilities	—

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Financing	Operating
Fiscal Years	(in thousands)
2019	2,182	92,435
2020	2,214	90,983
2021	2,201	88,914
2022	2,184	87,183
2023	1,956	84,806
After 2023	13,266	457,277
Future minimum lease payments	24,003	901,598
Less amounts representing interest	(10,996)
Present value of future minimum lease payments	13,007
Less current portion	(677)
Finance lease liability, net of current portion	$12,330

Note 6. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	September 29, 2019	December 30, 2018
	(in thousands)
Trade and other amounts payable	$33,312	$20,685
Book overdraft	10,389	10,725
Accounts payable	$43,701	$31,410

The book overdraft balance represents payments we have issued but that have not cleared the banks.

Note 7. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following as of the dates presented:

	September 29, 2019	December 30, 2018
	(in thousands)
Term loan facility	$760,000	$723,900
Revolving credit facility	—	—
Senior notes	255,000	255,000
Total debt outstanding	1,015,000	978,900
Less:
Deferred financing costs, net	(18,003)	(8,633)
Unamortized original issue discount	(30,411)	(1,153)
Current portion of Term Loan Facility	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$958,986	$961,514
We were in compliance with the debt covenants in effect as of September 29, 2019 for both the Secured Credit Facilities and the Senior Notes.
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
Secured Credit Facilities
On August 30, 2019 the Company entered into a new credit agreement and related security agreements with Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent. The new credit agreement provides senior secured financing consisting of:

(i)
a $114 million secured revolving credit facility which includes a $50 million letter of credit sub-facility (collectively the “2019 Revolving Credit Facility”) with a maturity date of August 30, 2024 (the “revolver maturity date); and

(ii)
a $760 million secured term loan facility (the “2019 Term Loan Facility” and together with the 2019 Revolving Credit Facility, the “2019 Secured Credit Facilities”) with a maturity date of August 30, 2026 (the “term loan maturity date”).

In the event more than $50 million of the Company’s 8.0% Senior Notes maturing February 15, 2022 remain outstanding on the date that is 91 days prior to the stated maturity date of the notes, the term loan maturity date will spring to such earlier date, November 16, 2021.
The net proceeds from the 2019 Secured Credit Facilities, plus cash on hand, were used to pay the outstanding principal, accrued interest and fees related to our secured credit facilities dated as of February 14, 2014, as amended by an incremental assumption agreement, dated as of May 8, 2018 (the “2014 Secured Credit Facilities”), and debt issuance costs related to the 2019 Secured Credit Facilities. All obligations under the 2014 Secured Credit Facilities have been terminated.
The 2019 secured term loan was issued net of $30.4 million of original issue discount. We also incurred a total of $15.4 million in debt issuance costs ($13.4 million related to the issuance of the 2019 Term Loan Facility and $2.0 million related to the 2019 Revolving Credit Facility). The debt issuance costs are reflected in our consolidated financial statements as follows:

•
Loss on Extinguishment of Debt: We recorded a loss on extinguishment of debt totaling $2.9 million which includes $0.5 million of fees paid to lenders in connection with the 2019 Term Loan Facility and wrote off $2.4 million of unamortized deferred financing costs and original issue discount related to the 2014 Secured Credit

Facilities;

•
Transaction related costs: We expensed third party fees totaling $0.3 million related to legal fees incurred in connection with the 2019 Term Loan Facility. The transaction related costs are included in “Transaction, severance and related litigation costs” in our Consolidated Statement of Earnings;

•
Interest Expense: We expensed third party fees totaling $0.4 million related to rating agency fees incurred in connection with the 2019 Secured Credit Facilities. These fees are included in “Interest Expense” in our Consolidated Statement of Earnings; and

•
Deferred Financing Costs: Debt issuance costs totaling $14.2 million related to the 2019 Secured Credit Facilities were capitalized and are included in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. We also continued to defer $2.1 million of unamortized deferred financing costs related to the 2014 Secured Credit Facilities.

The deferred financing costs related to the 2019 Term Loan Facility and original issue discount are amortized through the 2019 term loan maturity date, and the deferred financing costs related to the 2019 Revolving Credit Facility are being amortized through the 2019 revolver maturity date. The amortization of the deferred financing costs and original issue discount is included in “Interest expense” in our Consolidated Statements of Earnings.
The 2019 Secured Credit Facilities allow the Company to request one or more incremental term loan facilities and/or increase the commitments under our revolving credit facility in an aggregate amount of up to the sum of (a) $50.0 million plus (b) such additional amount so long as, (i) in the case of loans that rank equally and without preference with the liens on the collateral securing the 2019 Secured Credit Facilities, our net first lien senior secured leverage ratio (the ratio of total consolidated debt secured by first-priority liens on the collateral net of unrestricted cash to the last twelve month’s EBITDA, as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 2.75 to 1.00 and (ii) in the case of loans that rank junior to the liens on the collateral securing the 2019 Secured Credit Facilities, our total net secured leverage ratio (as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 5.00 to 1.00, subject to certain conditions, and receipt of commitments by existing or additional lenders.
The 2019 Secured Credit Facilities include certain mandatory prepayment requirements:

•
Excess Cash Flow- Subject to certain exceptions, to the extent we have excess cash flow determined on an annual basis (as defined in the 2019 Secured Credit Facilities agreement), we are required to make a mandatory prepayment of term loan principal (reduced by any optional prepayments of principal that may have occurred during the fiscal year) to the extent that 75% (the “required percentage” which is subject to step downs discussed below) times the excess cash flow exceeds $10.0 million. The required percentage steps down from 75% to 50% provided our Net Total Leverage Ratio (the ratio of total consolidated debt including lease related obligations net of unrestricted cash to the last twelve month’s EBITDA, as defined in the 2019 Senior Credit Facilities agreement) is less than or equal to 4.50 to 1.00 and greater than 4.25 to 1.00, steps down to 25% provided our Net Total Leverage Ratio is less than or equal to 4.25 to 1.00 and greater than 4.00 to 1.00, and steps down to 0% provided our Net Total Leverage Ratio is less than or equal to 4.00 to 1.00.

•
Sales and Disposition of Assets- Subject to certain exceptions, we are required to make a mandatory prepayment of term loan principal of 100% of the net cash proceeds of all non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that the Company may (i) reinvest within 12 months or (ii) commit to reinvest those proceeds and does reinvest such proceeds within 18 months in assets to be used in its business, or certain other permitted investments; and

•
Issuance or incurrence of Debt- Subject to certain exceptions, we are required to make a mandatory prepayment of term loan principal of 100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the 2019 Secured Credit Facilities.

The Company may voluntarily repay outstanding loans under the 2019 Secured Credit Facilities at any time, without prepayment premium or penalty except in connection with a repricing event as described below, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the 2019 Term Loan Facility resulting in a lower yield occurring at any time during the first twelve months following August 30, 2019 will be accompanied by a 1.00% prepayment premium or fee, as applicable.
The 2019 Term Loan Facility requires scheduled quarterly payments equal to $1.9 million (0.25% of the original principal amount) from December 2019 to June 2026, with the remaining balance due at maturity, August 30, 2026.

As of September 29, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the 2019 Revolving Credit Facility. As of December 30, 2018 we had a $9.0 million letter of credit issued but undrawn under the revolving credit facility related to the 2014 Senior Secured Facilities.
Borrowings under the 2019 Secured Credit Facilities bear interest at a rate equal to, at the option of the Company, either:
(a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor; or
(b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Credit Suisse AG, Cayman Islands Branch, and (iii) the one-month adjusted LIBOR plus 1.00%.
In each case the interest rate is also subject to an applicable margin determined as follows:
•2019 Term Loan Facility:

Margin for Base Rate Loans	Margin for LIBOR Loans
5.50%	6.50%
•2019 Revolving Credit Facility:

Net Total Leverage Ratio	Margin for Base Rate Loans	Margin for LIBOR Loans
Greater than 4.80 to 1.00	5.50%	6.50%
Less than or equal to 4.80 to 1.00 but greater than 4.30 to 1.00	5.25%	6.25%
Less than or equal to 4.30 to 1.00	5.00%	6.00%
During the period from August 30, 2019 through September 29, 2019 the applicable margin for LIBOR borrowings under the 2019 Secured Credit Facilities was 6.50%. During the period from December 31, 2018 through August 29, 2019 and the nine months ended September 30, 2018, the applicable margin for LIBOR borrowings under the 2014 Secured Credit Facilities was 3.25%.
In addition to paying interest on outstanding principal under both the 2019 and 2014 Secured Credit Facilities, the Company is required to pay a commitment fee to the lenders under the respective revolving credit facilities in respect of any unutilized commitments thereunder. The applicable commitment fee rate under the 2019 Revolving Credit Facility is determined as follows:

Net Total Leverage Ratio	Commitment Fee
Greater than 4.30 to 1.00	0.50%
Less than or equal to 4.30 to 1.00	0.375%
During the nine months ended September 29, 2019 and September 30, 2018 the commitment fee rate was 0.50%.
The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges, and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the nine months ended September 29, 2019, the federal funds rate ranged from 1.83% to 2.45%, the prime rate ranged from 5.00% to 5.50% and the one-month LIBOR ranged from 2.02% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities was 6.6% and 5.7% for the nine months ended September 29, 2019 and September 30, 2018, respectively, which includes amortization of deferred financing costs related to our Secured Credit Facilities, amortization of our Term Loan Facility original issue discount and commitment and other fees related to our Secured Credit Facilities but excludes the Loss on extinguishment of debt.
Obligations under the both the 2019 and 2014 Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first- tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of first priority liens with respect to the collateral.
The 2019 Secured Credit Facilities also contain customary affirmative and negative covenants, and events of default, which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements. For a period of 18 months following August 30, 2019, we are prohibited from paying dividends to investment funds managed by Apollo or its affiliates.
Our 2019 Revolving Credit Facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 5.25 to 1.00. The covenant will be tested quarterly if the 2019 Revolving Credit Facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the Revolving Credit Facility that would result in more than 30% drawn thereunder.
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
Our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our 2019 Secured Credit Facilities.
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
The weighted average effective interest rate incurred on borrowings under our Senior Notes was 8.2% for both the nine months ended September 29, 2019 and September 30, 2018, which includes amortization of deferred financing costs and other fees related to our Senior Notes.

Interest Expense
Interest expense consisted of the following for the periods presented:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Term Loan Facility (1)	$12,776	$9,946
Senior notes	5,083	5,083
Finance lease obligations	366	394
Sale leaseback obligations	2,393	2,628
Amortization of deferred financing costs	970	923
Other	441	95
Total interest expense	$22,029	$19,069

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Term Loan Facility (1)	$34,019	$28,747
Senior Notes	15,248	15,248
Finance lease obligations	1,123	1,253
Sale leaseback obligations	7,770	7,880
Amortization of deferred financing costs	2,817	2,878
Other	839	734
Total interest expense	$61,816	$56,740
 __________________
(1)    Includes amortization of original issue discount.
The weighted average effective interest rate incurred on our borrowings under our 2019 and 2014 Secured Credit Facilities and Senior Notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the Secured Credit Facilities and Senior Notes) was 7.0% for the nine months ended September 29, 2019 and 6.3% for the nine months ended September 30, 2018, respectively.
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

The following table presents information on our financial instruments as of the periods presented:

	September 29, 2019		December 30, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,464	$7,600	$7,051
Long-term portion (2)	1,007,400	980,882	971,300	885,212
Bank indebtedness and other long-term debt:	$1,015,000	$988,346	$978,900	$892,263
 _________________
(1)    Excluding net deferred financing costs and original issue discount.
(2)    The unamortized portion of original issue discount was $30.4 million and 1.2 million at September 29, 2019 and December 30, 2018, respectively.
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, our 2019 and 2014 Secured Credit Facilities and our Senior Notes. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value because of their short maturities. The estimated fair value of both our 2019 and 2014 Secured Credit Facilities and our Senior Notes was determined by using their respective average of the ask and bid price as of the nearest open market date preceding the reporting period end. The average of the ask and bid price are classified as Level 2 in the fair value hierarchy.
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
During the nine months ended September 29, 2019 and September 30, 2018, there were no significant transfers among Level 1, 2 or 3 fair value determinations.
Note 9. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	September 29, 2019	December 30, 2018
	(in thousands)
Sale leaseback obligations, less current portion (1)	$171,729	$174,520
Lease related liabilities (2)	—	45,195
Financing lease obligations, less current portion	11,675	12,330
Accrued insurance	6,724	9,861
Other	5,902	6,534
Total other noncurrent liabilities	$196,030	$248,440
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

Note 10. Income Taxes:
Our income tax expense (benefit) consists of the following for the periods presented:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Federal and state income taxes	$(5,900)	$(2,451)
Foreign income taxes (1)	67	238
Income tax benefit	$(5,833)	$(2,213)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Federal and state income taxes	$(1,334)	$(1,167)
Foreign income taxes (1)	692	713
Income tax benefit	$(642)	$(454)
__________________
(1)    Including foreign taxes withheld.
Our effective income tax rate was 27.6% and 18.9% for the three months ended September 29, 2019 and September 30, 2018, respectively. Our effective income tax rate for the three months ended September 29, 2019 differs from the statutory rate primarily due to state income taxes and the unfavorable impact of nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), and certain nondeductible penalties and other expenses, partially offset by the favorable impact of employment-related federal income tax credits. Our effective income tax rate for the three months ended September 30, 2018, differs from the statutory tax rate primarily due to state income taxes, nondeductible litigation costs related to the Merger, foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), non-deductible penalties and other expenses, and an increase in the reserve for uncertain tax positions, partially offset by the favorable impact of employment-related federal income tax credits.
Our effective income tax rate was 18.5% and 6.8% for the nine-month period ended September 29, 2019 and September 30, 2018, respectively. Our effective income tax rate for the nine-month period ended September 29, 2019 differs from the statutory rate primarily due to state income taxes net of the favorable impact of certain state tax legislation enacted during the second quarter of 2019 that decreased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), and certain nondeductible penalties and other expenses, partially offset by the favorable impact of employment-related federal income tax credits. Our effective income tax rate for the nine-month period ended September 30, 2018 differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), certain non-deductible penalties and other expenses, an increase in the reserve for uncertain tax positions, an increase in a valuation allowance for deferred tax assets associated with a carryforward of certain state tax credits and deferred tax assets relating to our Canada operations that could expire before they are utilized, partially offset by the favorable impact of employment-related federal income tax credits, adjustments to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), a one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies loaned to our Canadian subsidiary.
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
Our liability for uncertain tax positions (excluding interest and penalties) was $4.2 million as of September 29, 2019 and $4.3 million as of December 30, 2018 and if recognized would decrease our provision for income taxes by $3.2 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits and resolve uncertain tax positions as a result of expiring statutes of limitations or payment. As such, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $3.7 million within the next twelve months.
Total accrued interest and penalties related to unrecognized tax benefits was $1.2 million as of September 29, 2019 and $1.1 million as of December 30, 2018, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and noncurrent accrued interest and penalties in “Other noncurrent liabilities.”

Note 11. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company. A summary of the options outstanding under the equity incentive plan as of September 29, 2019 and the activity for the nine months ended September 29, 2019 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 30, 2018	1,987,331	$8.87
Options granted	424,985	$8.86
Options forfeited	(114,921)	$9.87
Outstanding stock options, September 29, 2019	2,297,395	$8.80	5.5	$—
Stock options expected to vest, September 29, 2019	1,530,812	$8.97	5.9	$—
Exercisable stock options, September 29, 2019	841,086	$8.31	4.5	$—
__________________
(1)    The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of September 29, 2019, we had $1.4 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted-average vesting period of 3.9 years.
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

The following tables summarize stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements for the periods presented:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Stock-based compensation costs related to stock awards	$(182)	$—
Stock-based compensation costs related to incentive stock options, net (1)	71	(58)
Stock-based compensation expense recognized	$(111)	$(58)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Stock-based compensation costs related to stock awards	$1,632	$—
Stock-based compensation costs related to incentive stock options, net (1)	353	169
Stock-based compensation expense recognized	$1,985	$169
Payroll taxes related to stock awards	$15	$—
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

Note 12. Stockholder’s Equity:
The following tables summarize the changes in stockholder’s equity during the three and nine-month periods ended September 29, 2019 and September 30, 2018, respectively:

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 30, 2018	200	$—	$359,570	$(115,660)	$(1,339)	$242,571
Net income	—	—	—	21,246	—	21,246
Other comprehensive loss	—	—	—	—	(155)	(155)
Stock-based compensation costs related to stock awards	—	—	126	—	—	126
Balance March 31, 2019	200	$—	$359,696	$(94,414)	$(1,494)	$263,788
Net loss	—	—	—	(8,734)	—	(8,734)
Other comprehensive loss	—	—	—	—	(130)	(130)
Stock-based compensation costs related to stock awards	—	—	171	—	—	171
Balance June 30, 2019	200	$—	$359,867	$(103,148)	$(1,624)	$255,095
Net loss	—	$—	$—	$(15,334)	$—	$(15,334)
Other comprehensive income	—	—	—	—	73	73
Stock-based compensation costs related to stock awards	—	—	63	—	—	63
Balance September 29, 2019	200	$—	$359,930	$(118,482)	$(1,551)	$239,897

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net income	—	—	—	12,223	—	12,223
Other comprehensive income	—	—	—	—	154	154
Stock-based compensation costs related to stock awards	—	—	67	—	—	67
Balance April 1, 2018	200	$—	$359,300	$(82,976)	$(1,732)	$274,592
Net loss	—	—	—	(8,965)	—	(8,965)
Other comprehensive income	—	—	—	—	145	145
Stock-based compensation costs related to stock awards	—	—	166	—	—	166
Balance July 1, 2018	200	$—	$359,466	$(91,941)	$(1,587)	$265,938
Net loss	—	—	—	(9,487)	—	(9,487)
Other comprehensive loss	—	—	—	—	(172)	(172)
Stock-based compensation costs related to stock awards	—	—	(55)	—	—	(55)
Balance September 30, 2018	200	—	$359,411	$(101,428)	$(1,759)	$256,224

13. Consolidating Guarantor Financial Information:
On February 14, 2014, CEC Entertainment, Inc. (the “Issuer”) merged with and into an entity controlled by Apollo Global Management, Inc. (“Apollo”) and its subsidiaries, which we refer to as the “Merger.” The Senior Notes issued by the Issuer, in conjunction with the Merger, are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by all of our 100% wholly-owned U.S. subsidiaries (the “Guarantors”). Our wholly-owned foreign subsidiaries and our less-than-wholly-owned U.S. subsidiaries are not a party to the guarantees (the “Non-Guarantors”). The following schedules present the condensed consolidating financial statements of the Issuer, Guarantors and Non-Guarantors, as well as consolidated results, for the periods presented:

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of September 29, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$94,627	$7,712	$2,720	$—	$105,059
Restricted cash	—	—	212	—	212
Accounts receivable	13,098	6,644	4,620	(3,786)	20,576
Inventories	20,420	6,862	297	—	27,579
Prepaid expenses	6,754	6,776	744	—	14,274
Total current assets	134,899	27,994	8,593	(3,786)	167,700
Property and equipment, net	456,798	63,281	5,028	—	525,107
Operating lease right-of-use assets, net	478,836	47,677	9,544	—	536,057
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	8,152	461,066	—	—	469,218
Intercompany	41,679	96,942	—	(138,621)	—
Investment in subsidiaries	497,945	—	—	(497,945)	—
Other noncurrent assets	6,741	10,036	17	—	16,794
Total assets	$2,058,074	$758,410	$23,182	$(640,352)	$2,199,314
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Operating lease liability, current portion	44,413	3,749	1,041	—	49,203
Accounts payable, accrued expenses and unearned revenues	66,180	46,049	5,720	—	117,949
Other current liabilities	4,530	—	18	—	4,548
Total current liabilities	122,723	49,798	6,779	—	179,300
Operating lease obligations, less current portion	458,412	55,100	8,868	—	522,380
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	958,986	—	—	—	958,986
Deferred tax liability	86,918	17,577	(1,774)	—	102,721
Intercompany	—	116,739	25,668	(142,407)	—
Other noncurrent liabilities	191,138	4,868	24	—	196,030
Total liabilities	1,818,177	244,082	39,565	(142,407)	1,959,417
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,930	466,114	3,241	(469,355)	359,930
Accumulated earnings (deficit)	(118,482)	48,214	(18,073)	(30,141)	(118,482)
Accumulated other comprehensive income (loss)	(1,551)	—	(1,551)	1,551	(1,551)
Total stockholder's equity	239,897	514,328	(16,383)	(497,945)	239,897
Total liabilities and stockholder's equity	$2,058,074	$758,410	$23,182	$(640,352)	$2,199,314

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$54,775	$6,725	$1,670	$—	$63,170
Restricted cash	—	—	151	—	151
Accounts receivable	28,421	4,956	4,117	(3,314)	34,180
Inventories	16,896	6,617	294	—	23,807
Prepaid expenses	14,264	10,562	598	—	25,424
Total current assets	114,356	28,860	6,830	(3,314)	146,732
Property and equipment, net	468,827	64,721	5,637	—	539,185
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	14,716	462,369	—	—	477,085
Intercompany	78,402	66,373	—	(144,775)	—
Investment in subsidiaries	477,556	—	—	(477,556)	—
Other noncurrent assets	7,292	11,409	24	—	18,725
Total assets	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Accounts payable, accrued expenses and unearned revenues	56,277	34,429	2,321	—	93,027
Other current liabilities	5,429	510	16	—	5,955
Total current liabilities	69,306	34,939	2,337	—	106,582
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	961,514	—	—	—	961,514
Deferred tax liability	91,049	17,866	(1,857)	—	107,058
Intercompany	—	119,498	28,591	(148,089)	—
Other noncurrent liabilities	229,733	18,191	516	—	248,440
Total liabilities	1,351,602	190,494	29,587	(148,089)	1,423,594
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,570	466,114	3,241	(469,355)	359,570
Accumulated earnings (deficit)	(115,660)	28,538	(18,691)	(9,847)	(115,660)
Accumulated other comprehensive income (loss)	(1,339)	—	(1,646)	1,646	(1,339)
Total stockholder's equity	242,571	494,652	(17,096)	(477,556)	242,571
Total liabilities and stockholder's equity	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 29, 2019
(in thousands)

		Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales		$77,475	$13,866	$1,304	$—	$92,645
Entertainment and merchandise sales		106,258	10,651	2,779	—	119,688
Total company venue sales		183,733	24,517	4,083	—	212,333
Franchise fees and royalties		448	4,249	564	—	5,261
International Association assessments and other fees		258	8,485	8,763	(17,506)	—
Total revenues		184,439	37,251	13,410	(17,506)	217,594
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage		17,243	3,635	424	—	21,302
Cost of entertainment and merchandise		9,445	396	272	—	10,113
Total cost of food, beverage, entertainment and merchandise		26,688	4,031	696	—	31,415
Labor expenses		57,163	4,847	1,203	—	63,213
Lease costs		25,105	1,865	589	—	27,559
Other venue operating expenses		38,399	3,992	939	(8,744)	34,586
Total company venue operating costs		147,355	14,735	3,427	(8,744)	156,773
Advertising expense		8,649	1,190	9,726	(8,762)	10,803
General and administrative expenses		4,240	8,561	250	—	13,051
Depreciation and Amortization	74,749	21,766	2,476	380	—	24,622
Transaction, severance and related litigation costs		371	—	—	—	371
Asset impairments		2,023	6,179	—	—	8,202
Total operating costs and expenses		184,404	33,141	13,783	(17,506)	213,822
Operating income (loss)		35	4,110	(373)	—	3,772
Equity in earnings in affiliates		658	—	—	(658)	—
Interest expense		21,150	705	174	—	22,029
Loss on extinguishment of debt		2,910	—	—	—	2,910
Income (loss) before income taxes		(23,367)	3,405	(547)	(658)	(21,167)
Income tax expense (benefit)		(8,033)	2,321	(121)	—	(5,833)
Net income (loss)		$(15,334)	$1,084	$(426)	$(658)	$(15,334)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		73		(73)	73	73
Comprehensive income (loss)		$(15,261)	$1,084	$(499)	$(585)	$(15,261)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$79,871	$12,854	$1,298	$—	$94,023
Entertainment and merchandise sales	108,461	10,380	2,770	—	121,611
Total company venue sales	188,332	23,234	4,068	—	215,634
Franchise fees and royalties	441	4,302	568	—	5,311
International Association assessments and other fees	221	9,588	8,862	(18,671)	—
Total revenues	188,994	37,124	13,498	(18,671)	220,945
Operating Costs and Expenses:
Company venue operating costs:
Cost of food and beverage	18,700	3,348	472	—	22,520
Cost of entertainment and merchandise	9,306	391	177	—	9,874
Total cost of food, beverage, entertainment and merchandise	28,006	3,739	649	—	32,394
Labor expenses	58,818	4,976	1,234	—	65,028
Lease costs	21,719	1,630	502	—	23,851
Other venue operating expenses	43,711	3,500	830	(9,809)	38,232
Total company venue operating costs	152,254	13,845	3,215	(9,809)	159,505
Advertising expense	8,984	1,150	9,786	(8,862)	11,058
General and administrative expenses	5,017	8,499	(323)	—	13,193
Depreciation and amortization	21,429	2,807	503	—	24,739
Transaction, severance and related litigation costs	(262)	(1)	—	—	(263)
Asset impairments	2,505	2,836	3	—	5,344
Total operating costs and expenses	189,927	29,136	13,184	(18,671)	213,576
Operating income (loss)	(933)	7,988	314	—	7,369
Equity in earnings in affiliates	5,444	—	—	(5,444)	—
Interest expense	18,205	692	172	—	19,069
Income (loss) before income taxes	(13,694)	7,296	142	(5,444)	(11,700)
Income tax expense (benefit)	(4,207)	2,113	(119)	—	(2,213)
Net income (loss)	$(9,487)	$5,183	$261	$(5,444)	$(9,487)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(172)	—	(172)	172	(172)
Comprehensive income (loss)	$(9,659)	$5,183	$89	$(5,272)	$(9,659)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 29, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$256,765	$41,416	$3,930	$—	$302,111
Entertainment and merchandise sales	344,417	34,566	7,795	—	386,778
Total company venue sales	601,182	75,982	11,725	—	688,889
Franchise fees and royalties	1,784	13,235	2,175	—	17,194
International Association assessments and other fees	836	30,710	28,692	(60,238)	—
Total revenues	603,802	119,927	42,592	(60,238)	706,083
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	57,048	10,870	1,321	—	69,239
Cost of entertainment and merchandise	29,315	1,266	730	—	31,311
Total cost of food, beverage, entertainment and merchandise	86,363	12,136	2,051	—	100,550
Labor expenses	181,397	14,591	3,705	—	199,693
Lease costs	74,749	5,587	1,766	—	82,102
Other venue operating expenses	119,942	11,617	2,549	(31,572)	102,536
Total company venue operating costs	462,451	43,931	10,071	(31,572)	484,881
Advertising expense	28,562	4,165	29,972	(28,666)	34,033
General and administrative expenses	13,895	29,297	(248)	—	42,944
Depreciation and amortization	64,461	7,414	1,199	—	73,074
Transaction, severance and related litigation costs	402	—	—	—	402
Asset Impairments	3,134	6,353	—	—	9,487
Total operating costs and expenses	572,905	91,160	40,994	(60,238)	644,821
Operating income	30,897	28,767	1,598	—	61,262
Equity in earnings in affiliates	20,677	—	—	(20,677)	—
Interest expense	59,093	2,210	513	—	61,816
Loss on debt extinguishment	2,910	—	—	—	2,910
Income before income taxes	(10,429)	26,557	1,085	(20,677)	(3,464)
Income tax expense	(7,607)	6,880	85	—	(642)
Net income	$(2,822)	$19,677	$1,000	$(20,677)	$(2,822)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(212)	—	(212)	212	(212)
Comprehensive income (loss)	$(3,034)	$19,677	$788	$(20,465)	$(3,034)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$264,130	$40,250	$4,278	$—	$308,658
Entertainment and merchandise sales	324,231	36,255	8,147	—	368,633
Total company venue sales	588,361	76,505	12,425	—	677,291
Franchise fees and royalties	1,441	12,661	1,815	—	15,917
International Association assessments and other fees	794	28,339	27,951	(57,084)	—
Total revenues	590,596	117,505	42,191	(57,084)	693,208
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	60,432	10,845	1,497	—	72,774
Cost of entertainment and merchandise	25,972	1,238	466	—	27,676
Total cost of food, beverage, entertainment and merchandise	86,404	12,083	1,963	—	100,450
Labor expenses	176,106	15,065	3,823	—	194,994
Lease costs	65,417	5,638	1,560	—	72,615
Other venue operating expenses	129,006	10,882	2,634	(29,159)	113,363
Total company venue operating costs	456,933	43,668	9,980	(29,159)	481,422
Advertising expense	28,742	4,511	32,682	(27,925)	38,010
General and administrative expenses	13,539	25,336	644	—	39,519
Depreciation and amortization	67,073	8,253	1,478	—	76,804
Transaction, severance and related litigation costs	197	266	—	—	463
Asset impairment	2,591	4,341	3	—	6,935
Total operating costs and expenses	569,075	86,375	44,787	(57,084)	643,153
Operating income (loss)	21,521	31,130	(2,596)	—	50,055
Equity in earnings in affiliates	19,869	—	—	(19,869)	—
Interest expense	53,833	2,446	461	—	56,740
Income (loss) before income taxes	(12,443)	28,684	(3,057)	(19,869)	(6,685)
Income tax expense	(6,212)	6,526	(768)	—	(454)
Net income (loss)	$(6,231)	$22,158	$(2,289)	$(19,869)	$(6,231)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	127	—	127	(127)	127
Comprehensive income (loss)	$(6,104)	$22,158	$(2,162)	$(19,996)	$(6,104)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 29, 2019
(in thousands)

	Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows provided by operating activities:	$104,719	$9,292	$1,633	$115,644

Cash flows from investing activities:
Purchases of property and equipment	(52,180)	(7,701)	(507)	(60,388)
Development of internal use software	(183)	(604)	—	(787)
Proceeds from sale of property and equipment	160	—	—	160
Cash flows used in investing activities	(52,203)	(8,305)	(507)	(61,015)

Cash flows from financing activities:
Net proceeds from senior term loan, net of original issue discount	479,449	—	—	479,449
Repayments on senior term loan	(473,749)	—	—	(473,749)
Payment of debt financing costs	(15,375)	—	—	(15,375)
Payments on financing lease obligations	(520)	—	(10)	(530)
Payments on sale leaseback transactions	(2,469)	—	—	(2,469)
Cash flows used in financing activities	(12,664)	—	(10)	(12,674)
Effect of foreign exchange rate changes on cash	—	—	(5)	(5)
Change in cash, cash equivalents and restricted cash	39,852	987	1,111	41,950
Cash, cash equivalents and restricted cash at beginning of period	54,775	6,725	1,821	63,321
Cash, cash equivalents and restricted cash at end of period	$94,627	$7,712	$2,932	$105,271

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Consolidated
Cash flows provided by (used in) operating activities:	$68,801		$17,888		$(4,214)		$82,475

Cash flows from investing activities:
Purchases of property and equipment	(38,536)		(15,512)		(1,154)		(55,202)
Development of internal use software	(1,484)		(508)		—		(1,992)
Proceeds from the sale of property and equipment	464				—		464
Cash flows used in investing activities	(39,556)	—	(16,020)	—	(1,154)	—	(56,730)

Cash flows from financing activities:
Repayments on senior term loan	(5,700)		—		—		(5,700)
Payment of debt financing costs	(395)		—		—		(395)
Payments on capital lease obligations	(436)		—		(6)		(442)
Payments on sale leaseback transactions	(2,119)		—		—		(2,119)
Cash flows used in financing activities	(8,650)	—	—	—	(6)	—	(8,656)
Effect of foreign exchange rate changes on cash	—		—		51		51
Change in cash, cash equivalents and restricted cash	20,595	—	1,868	—	(5,323)	—	17,140
Cash, cash equivalents and restricted cash at beginning of period	59,948		410		6,954		67,312
Cash, cash equivalents and restricted cash at end of period	$80,543		$2,278		$1,631		$84,452
Note 14. Related Party Transactions:
We reimburse Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. In addition, CEC Entertainment engages Apollo portfolio companies to provide various services, including security services to its venues, licensed music video content for use in its venues, and employment screening services to its recruiting functions. Included in our Total operating costs and expenses are related expenses totaling $1.1 million and $0.4 million for the three months ended September 29, 2019 and September 30, 2018, respectively, and $1.8 million and $1.2 million, respectively, for the nine months ended September 29, 2019 and September 30, 2018.
In connection with the 2019 Secured Credit Facilities, an affiliate of Apollo received an arrangement fee of $1.1 million related to the 2019 Term Loan Facility (see Note 7 “Indebtedness and Interest Expense” for further discussion of the 2019 Secured Credit Facilities).
Included in our Accounts Receivable balance are amounts due from Parent totaling $3.0 million and $2.6 million at September 29, 2019 and December 30, 2018, respectively, primarily related to various general and administrative and transaction related expenses paid on behalf of Parent. Our Accrued Expenses balance includes amounts payable to Parent totaling $0.3 million and $0.1 million at September 29, 2019 and December 30, 2018, respectively, primarily related to stock bonus awards granted to certain officers of the Company (see Note 11 “Stock-Based Compensation Arrangements” for further discussion of stock bonus awards granted to officers).
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
Litigation Related to the Merger: Following the January 16, 2014 announcement that CEC Entertainment had entered into an agreement (“Merger Agreement”), pursuant to which an entity controlled by Apollo Global Management, Inc. and its subsidiaries merged with and into CEC Entertainment, with CEC Entertainment surviving the merger (“the Merger”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas, on behalf of purported stockholders of CEC Entertainment, against A.P. VIII Queso Holdings, L.P., CEC Entertainment, CEC Entertainment's directors, Apollo and Merger Sub (as defined in the Merger Agreement), in connection with the Merger Agreement and the transactions contemplated thereby. These actions were consolidated into one action (the “Consolidated Shareholder Litigation”) in March 2014, and on July 21, 2015, a consolidated class action petition was filed as the operative consolidated complaint, asserting claims against CEC’s former directors, adding The Goldman Sachs Group (“Goldman Sachs”) as a defendant, and removing all Apollo entities as defendants (the “Consolidated Class Action Petition”). On October 8, 2018, the Plaintiff in the Consolidated Shareholder Litigation appealed the District Court’s decision to dismiss the lawsuit in its entirety, but after conducting oral arguments, on September 27, 2019 the Kansas Court of Appeals affirmed the trial court’s dismissal of the case, and Plaintiff did not file a notice of appeal from this last decision before the expiration of the deadline to do so.
Note 16. Subsequent Events:
The Company has evaluated subsequent events through November 11, 2019, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our current fiscal year, which ends on December 29, 2019, and our fiscal year ended December 30, 2018, each consist of 52 weeks. References to the three-month and nine-month periods ended September 29, 2019 and September 30, 2018 are for the 13-week and 39-week periods ended September 29, 2019 and September 30, 2018, respectively.
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
Executive Summary
General
We develop, operate and franchise family dining and entertainment centers (also referred to as “venues”) under the names “Chuck E. Cheese” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a selection of more sophisticated options for adults. We operate 553 venues and have an additional 185 venues operating under franchise arrangements across 47 states and 15 foreign countries and territories as of September 29, 2019.

The following table summarizes information regarding the number of Company-operated and franchised venues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Number of Company-operated venues:
Beginning of period	554	559	554	562
New	1	1	1	1
Acquired from franchisee (1)	—	—	1	—
Closed	(2)	(3)	(3)	(6)
End of period	553	557	553	557
Number of franchised venues:
Beginning of period	195	196	196	192
New	4	1	7	7
Acquired from franchisee (1)	—	—	(1)	—
Closed	(14)	—	(17)	(2)
End of period	185	197	185	197
Total number of venues:
Beginning of period	749	755	750	754
New	5	2	8	8
Acquired from franchisee	—	—	—	—
Closed	(16)	(3)	(20)	(8)
End of period	738	754	738	754
__________________

(1)	The number of new Company-operated venues and closed franchised venues during the nine months ended September 29, 2019 included one store that was acquired from a franchisee.
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
Adjusted EBITDA and Margin. We define Adjusted EBITDA, a measure used by management to assess operating performance, as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, impairments, gains and losses on asset disposals, and stock based compensation. In addition, Adjusted EBITDA excludes other items we consider unusual or non-recurring and certain other adjustments required or permitted in calculating covenant compliance under the indenture governing our Senior Notes and/or our 2019 and 2014 Secured Credit Facilities (as defined under “Financial Condition, Liquidity and Capital Resources - Debt Financing”). Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.
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
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of tickets issued, stored-value PlayPass and All You Can Play (“AYCP”) cards, prizes provided and merchandise sold to our customers.

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

•
Lease costs include lease costs for Company-operated venues and, effective the first day of Fiscal 2019, in connection with the adoption of a new lease accounting standards, lease costs include common area maintenance (“CAM”) charges; and

•
Other venue operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, property taxes, credit card processing fees, licenses, preopening expenses, venue asset disposal gains and losses, CAM charges (through the end of Fiscal 2018 as discussed under Lease costs above) and all other costs directly related to the operation of a venue.

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

Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of total company venue sales for the periods presented:

	Three Months Ended
	September 29, 2019		September 30, 2018
	(in thousands, except percentages)
Food and beverage sales	$92,645	43.6%	$94,023	43.6%
Entertainment and merchandise sales	119,688	56.4%	121,611	56.4%
Total company venue sales	$212,333	100.0%	$215,634	100.0%

	Nine Months Ended
	September 29, 2019		September 30, 2018
	(in thousands, except percentages)
Food and beverage sales	$302,111	43.9%	$308,658	45.6%
Entertainment and merchandise sales	386,778	56.1%	368,633	54.4%
Total company venue sales	$688,889	100.0%	$677,291	100.0%

The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Three Months Ended
	September 29, 2019		September 30, 2018
	(in thousands, except percentages (4))
Total company venue sales	$212,333	97.6%	$215,634	97.6%
Franchise fees and royalties	5,261	2.4%	5,311	2.4%
Total revenues	217,594	100.0%	220,945	100.0%
Operating Costs and Expenses:
Cost of food and beverage (1)	21,302	23.0%	22,520	24.0%
Cost of entertainment and merchandise (2)	10,113	8.4%	9,874	8.1%
Total cost of food, beverage, entertainment and merchandise (3)	31,415	14.8%	32,394	15.0%
Labor expenses (3)	63,213	29.8%	65,028	30.2%
Lease costs (3)	27,559	13.0%	23,851	11.1%
Other venue operating expenses (3)	34,586	16.3%	38,232	17.7%
Total company venue operating costs and expenses (3)	156,773	73.8%	159,505	74.0%
Other costs and expenses:
Advertising expense	10,803	5.0%	11,058	5.0%
General and administrative expenses	13,051	6.0%	13,193	6.0%
Depreciation and amortization	24,622	11.3%	24,739	11.2%
Transaction, severance and related litigation costs	371	0.2%	(263)	(0.1)%
Asset impairments	8,202	3.8%	5,344	2.4%
Total operating costs and expenses	213,822	98.3%	213,576	96.7%
Operating income	3,772	1.7%	7,369	3.3%
Interest expense	22,029	10.1%	19,069	8.6%
Loss on extinguishment of debt	2,910	1.3%	—	—%
Loss before income taxes	$(21,167)	(9.7)%	$(11,700)	(5.3)%

	Nine Months Ended
	September 29, 2019		September 30, 2018
	(in thousands, except percentages (4))
Total company venue sales	$688,889	97.6%	$677,291	97.7%
Franchise fees and royalties	17,194	2.4%	15,917	2.3%
Total revenues	706,083	100.0%	693,208	100.0%
Operating Costs and Expenses:
Cost of food and beverage (1)	69,239	22.9%	72,774	23.6%
Cost of entertainment and merchandise (2)	31,311	8.1%	27,676	7.5%
Total cost of food, beverage, entertainment and merchandise (3)	100,550	14.6%	100,450	14.8%
Labor expenses (3)	199,693	29.0%	194,994	28.8%
Lease costs (3)	82,102	11.9%	72,615	10.7%
Other venue operating expenses (3)	102,536	14.9%	113,363	16.7%
Total company venue operating costs and expenses (3)	484,881	70.4%	481,422	71.1%
Other costs and expenses:
Advertising expense	34,033	4.8%	38,010	5.5%
General and administrative expenses	42,944	6.1%	39,519	5.7%
Depreciation and amortization	73,074	10.3%	76,804	11.1%
Transaction, severance and related litigation costs	402	0.1%	463	0.1%
Asset impairments	9,487	1.3%	6,935	1.0%
Total operating costs and expenses	644,821	91.3%	643,153	92.8%
Operating income	61,262	8.7%	50,055	7.2%
Interest expense	61,816	8.8%	56,740	8.2%
Loss on extinguishment of debt	$2,910	0.4%	$—	—%
Loss before income taxes	$(3,464)	(0.5)%	$(6,685)	(1.0)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Total company venue sales.

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

Three months ended September 29, 2019 Compared to the Three months ended September 30, 2018
Revenues
Company venue sales were $212.3 million and $215.6 million for the third quarter of 2019 and the third quarter of 2018, respectively. The decrease in company venue sales was primarily attributable to a 0.9% decrease in comparable venue sales, and net revenue deferrals related to a net Play Pass revenue deferral of $0.7 million for the third quarter of 2019 compared to $1.7 million in net breakage for the third quarter of 2018.
Franchise fees and royalties were $5.3 million for both the third quarter of 2019 and 2018.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.8% and 15.0% for the third quarter of 2019 and 2018, respectively.
The cost of food and beverage, as a percentage of food and beverage sales, was 23.0% and 24.0% for the third quarter of 2019 and 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in the third quarter of 2019 was primarily driven by higher average selling prices and favorability in commodity volume.

The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 8.4% and 8.1% for the third quarter of 2019 and 2018, respectively. The increase in the cost of entertainment and merchandise on a percentage of sales basis in the third quarter of 2019 reflects the impact of the AYCP and More Tickets initiatives we launched nationally in all of our Chuck E. Cheese Company-operated venues during the third quarter of 2018.
Gross profit, which represents Total revenues less total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues was 85.6% and 85.3% for the third quarter of 2019 and 2018, respectively.
Labor expenses, as a percentage of sales, were 29.8% and 30.2% for the third quarter of 2019 and 2018, respectively, as the favorable impact of a decrease in labor hours exceeded wage pressures. Our sales per labor hour improved approximately 4.0% in the third quarter of 2019 from the third quarter of 2018.
Lease costs, as a percentage of sales, were 13.0% and 11.1%, for the third quarter of 2019 and 2018, respectively. Lease costs for the third quarter of 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 11.4% for the third quarter of 2019, primarily reflecting a decrease in Company venue sales.
Other venue operating expenses, as a percentage of sales, were 16.3% and 17.7% for the third quarter of 2019 and 2018, respectively. Other venue operating expenses for the third quarter of 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 17.9% for the third quarter of 2019, increasing primarily as a result of an increase in insurance costs associated with general liability claims.
Advertising Expense
Advertising expense was $10.8 million and $11.1 million for the third quarter of 2019 and 2018, respectively, due to a planned shift in our marketing strategy away from television to targeted digital and social media platforms.
General and Administrative Expenses
General and administrative expenses were $13.1 million and $13.2 million for the third quarter of 2019 and 2018, respectively. The decrease in general and administrative expenses for the third quarter of 2019 is primarily due to a decrease in miscellaneous professional services fees.
Transaction, severance and related litigation costs
Transaction, severance and related litigation costs were $0.4 million and $(0.3) million for the third quarter of 2019 and 2018, respectively. The Transaction, severance and related litigation costs for the third quarter of 2019 relate to third-party costs incurred in connection with the refinancing of our Secured Credit Facilities. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. The Transaction, severance and related litigation costs for the third quarter of 2018 reflect an insurance settlement received relating to legal fees incurred in prior years.
Asset Impairments
In the third quarter of 2019 we recognized an asset impairment charge of $8.2 million primarily related to ten venues, of which none were previously impaired. In the third quarter of 2018, we recognized an asset impairment charge of $5.3 million related to eight venues, of which one was previously impaired. We continue to operate all of the venues that were impaired in the third quarter of 2019 and all but two of the venues that were impaired in the third quarter of 2018. The impairment charge was based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the markets in which the venues are located.
Interest Expense
Interest expense was $22.0 million and $19.1 million for the third quarter of 2019 and 2018, respectively. The increase in interest expense is related to an increase in the weighted average effective rate incurred on our borrowings under our 2019 and 2014 Secured Credit Facilities driven by the increase in LIBOR rates and a higher interest margin on our recently refinanced secured credit facilities. The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 7.3% and 5.9% for the third quarter of 2019 and 2018, respectively, which includes amortization of deferred financing costs related to our secured credit facilities, amortization of our 2019 and 2014 Term Loan Facility original issue discount and commitment and other fees related to our secured credit facilities. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.

Loss on Extinguishment of Debt
In the third quarter of 2019 we recognized a Loss on Extinguishment of Debt of $2.9 million in connection with the refinancing of our 2014 Secured Credit Facilities. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.
Income Taxes
Our effective income tax rate was 27.6% and 18.9% for the third quarter of 2019 and 2018, respectively. Our effective income tax rate for the third quarter of 2019 differs from the statutory rate primarily due to state income taxes and the unfavorable impact of nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), and certain nondeductible penalties and other expenses, partially offset by the favorable impact of employment-related federal income tax credits.
Our effective income tax rate for the third quarter of 2018, differs from the statutory tax rate primarily due to state income taxes, nondeductible litigation costs related to the Merger, foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), non-deductible penalties and other expenses, and an increase in the reserve for uncertain tax positions, partially offset by the favorable impact of employment-related federal income tax credits.
Nine months ended September 29, 2019 Compared to Nine months ended September 30, 2018
Revenues
Company venue sales were $688.9 million and $677.3 million for the first nine months of 2019 and 2018, respectively. The increase in company venue sales for the first nine months of 2019 was primarily attributable to a 2.7% increase in comparable venue sales, partially offset by a $2.0 million decrease in company venue sales due to temporary store closures and a net reduction of four Company-operated venues. In addition, net revenue deferrals related to PlayPass were $1.2 million for the first nine months of 2019 compared to $3.7 million in net revenue breakage for the first nine months of 2018, which further offset the increase in comparable venue sales.
Franchise fees and royalties increased from $15.9 million to $17.2 million primarily due to a net increase in average franchise locations during the first nine months of 2019.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.6% and 14.8% for the first nine months of 2019 and 2018, respectively, as a sales shift towards higher margin Entertainment and merchandise sales from food and beverage sales was offset by cost pressures, primarily related to the impact of new initiatives launched by the Company in the third quarter of 2018.
The cost of food and beverage, as a percentage of food and beverage sales, was 22.9% and 23.6% for the first nine months of 2019 and 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in the first nine months of 2019 was driven by an increase in average selling prices and favorability in commodity prices and volume.
The cost of entertainment and merchandise, as a percentage of entertainment and merchandise sales, was 8.1% and 7.5% for the first nine months of 2019 and 2018, respectively. The cost of entertainment and merchandise on a percentage basis for the first nine months of 2019 compared to the first nine months of 2018 was impacted by a combination of the impact of AYCP and More Tickets, which were launched nationally during the third quarter of 2018.
Gross profit, which represents Total revenues less total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues, was 85.8% and 85.5% for the first nine months of 2019 and 2018, respectively.
Labor expenses, as a percentage of sales, were 29.0% and 28.8% for the first nine months of 2019 and 2018, respectively, as wage pressures exceeded the favorable impact of a decrease in labor hours on higher sales. Our sales per labor hour improved approximately 5.2% in the first nine months of 2019 from the first nine months of 2018.
Lease costs, as a percentage of sales, were 11.9% and 10.7%, for the first nine months of 2019 and 2018, respectively. Lease costs for the first nine months of 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 10.4% for the first nine months of 2019, reflecting an increase in Company venue sales.

Other venue operating costs, as a percentage of sales, were 14.9% and 16.7% for the first nine months of 2019 and 2018, respectively. Other venue operating expenses for the first nine months of 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 16.4% for the first nine months of 2019, reflecting savings initiatives and efficiencies in general operating costs. The favorable impact of these savings was partially offset by an increase in bank and credit card service fees, as the percentage of credit card sales increased in the first nine months of 2019 from the first nine months of 2018.
Advertising Expense
Advertising expense was $34.0 million and $38.0 million for the first nine months of 2019 and 2018, respectively, due to a planned shift in our marketing strategy away from television to targeted digital and social media platforms.
General and Administrative Expenses
General and administrative expenses were $42.9 million and $39.5 million for the first nine months of 2019 and 2018, respectively. The increase in general and administrative expenses in the first nine months of 2019 is primarily due to an increase in performance-based compensation as a result of improved operating results.
Depreciation and Amortization
Depreciation and amortization was $73.1 million and $76.8 million for the first nine months of 2019 and 2018, respectively. The decrease in depreciation and amortization is primarily due to the impact of six venue closures and non-cash venue impairments recorded in 2018.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.4 million and $0.5 million for the first nine months of 2019 and 2018, respectively. The Transaction, severance and related litigation costs for the first nine months of 2019 relate to legal fees incurred in connection with Merger related litigation costs. The Transaction, severance and related litigation costs for the first nine months of 2018 relate to $0.2 million in legal fees incurred in connection with Merger related litigation, and severance payments of $0.3 million.
Asset Impairments
In the first nine months of 2019 we recognized an asset impairment charge of $9.5 million primarily related to 12 venues, of which none were previously impaired. In the first nine months of 2018, we recognized an asset impairment charge of $6.9 million related to 9 venues, of which one was previously impaired. We continue to operate all of the venues that were impaired in the first nine months of 2019 and all but three of the venues that were impaired in the first nine months of 2018. The impairment charge was based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the markets in which the venues are located.
Interest Expense
Interest expense was $61.8 million and $56.7 million for the first nine months of 2019 and 2018, respectively. The increase in interest expense is related to an increase in the weighted average effective rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities, driven by the increase in LIBOR rates and a higher interest margin on our recently refinanced secured credit facilities. The weighted average effective interest rate incurred on our borrowings under our secured credit facilities was 6.6% and 5.7% for the first nine months of 2019 and 2018, respectively, which includes amortization of deferred financing costs related to both our 2019 and 2014 Secured Credit Facilities, amortization of our 2019 and 2014 Term Loan Facility original issue discount and commitment and other fees related to our secured credit facilities. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.
Loss on Extinguishment of Debt
In the first nine months of 2019 we recognized a Loss on Extinguishment of Debt of $2.9 million in connection with the refinancing of our 2014 Secured Credit Facilities. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.

Income Taxes
Our effective income tax rate was 18.5% and 6.8% for the first nine months of 2019 and 2018, respectively. Our effective income tax rate for the first nine months of 2019 differs from the statutory rate primarily due to state taxes net of the favorable impact of certain state tax legislation enacted during the second quarter of 2019 that decreased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger (as defined in Note 13. “Consolidating Guarantor Financial Information”), foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), and certain nondeductible penalties and other expenses, partially offset by the favorable impact of employment-related federal income tax credits.
Our effective income tax rate for the first nine months of 2018 differs from the statutory tax rate primarily due to state income taxes including the impact of certain state tax legislation enacted during the second quarter of 2018 that increased the amount of income subject to state taxation, nondeductible litigation costs related to the Merger, foreign income taxes (withheld on royalties and franchise fees earned from international franchisees not offset by foreign tax credits due to the foreign tax credit limitation), certain non-deductible penalties and other expenses, an increase in the reserve for uncertain tax positions, an increase in a valuation allowance for deferred tax assets associated with a carryforward of certain state tax credits and deferred tax assets relating to our Canada operations that could expire before they are utilized, partially offset by the favorable impact of employment-related federal income tax credits, adjustments to the provisional estimate provided at the end of Fiscal 2017 to account for the impact of the TCJA enacted on December 22, 2017 pursuant to SAB 118, a one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies loaned to our Canadian subsidiary.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods presented:

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Net cash provided by operating activities	$115,644	$82,475
Net cash used in investing activities	(61,015)	(56,730)
Net cash used in financing activities	(12,674)	(8,656)
Effect of foreign exchange rate changes on cash	(5)	51
Change in cash, cash equivalents and restricted cash	$41,950	$17,140
Interest paid	$57,232	$59,229
Income taxes paid (refunded), net	$(7,944)	$867

	September 29, 2019	December 30, 2018
	($ in thousands)
Cash and cash equivalents	$105,059	$63,170
Restricted cash	212	151
Available unused commitments under Revolving Credit Facility	105,538	141,000
Total cash, cash equivalents, restricted cash and available unused commitments under Revolving Credit Facility	$210,809	$204,321
Term loan facility	760,000	723,900
Senior notes	255,000	255,000
Sources and Uses of Cash - Nine months ended September 29, 2019 Compared to the Nine months ended September 30, 2018
Net cash provided by operating activities was $115.6 million and $82.5 million in the nine months ended September 29, 2019 and September 30, 2018, respectively. The increase in net cash provided by operating activities is primarily due to income tax refunds and favorable fluctuations in our working capital.
Net cash used in investing activities was $61.0 million and $56.7 million in the nine months ended September 29, 2019 and September 30, 2018, respectively. Net cash used in investing activities in the nine months ended September 29, 2019 and September 30, 2018 relates primarily to capital expenditures.
Net cash used in financing activities was $12.7 million and $8.7 million in the nine months ended September 29, 2019 and September 30, 2018, respectively. The net cash used in financing activities for the nine months ended September 29, 2019 includes (i) $5.9 million in loan costs and third party legal and other professional fees paid, net of proceeds received, in connection with the refinancing of our secured credit facilities occurring in the third quarter of 2019, (ii) principal payments on our 2014 Secured Credit Facilities and (iii) other lease related obligations. See further discussion below under Debt Financing - Secured Credit Facilities. Net cash used in financing activities for the nine months ended September 30, 2018 relates primarily to principal payments on our 2014 Secured Credit Facilities and other lease related obligations.
Debt Financing
Secured Credit Facilities
On August 30, 2019 the Company entered into a new credit agreement and related security agreements with Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent. The new credit agreement provides senior secured financing consisting of:

(i)
a $114 million secured revolving credit facility which includes a $50 million letter of credit sub-facility (collectively the “2019 Revolving Credit Facility”) with a maturity date of August 30, 2024 (the “revolver maturity date); and

(ii)	a $760 million secured term loan facility (the “2019 Term Loan Facility” and together with the 2019

Revolving Credit Facility, the “2019 Secured Credit Facilities”) with a maturity date of August 30, 2026 (the “term loan maturity date”).

In the event more than $50 million of the Company’s 8.0% Senior Notes maturing February 15, 2022 remain outstanding on the date that is 91 days prior to the stated maturity date of the notes, the term loan maturity date will spring to such earlier date, November 16, 2021.
The net proceeds from the 2019 Secured Credit Facilities, plus cash on hand, were used to pay the outstanding principal, accrued interest and fees related to our secured credit facilities dated as of February 14, 2014, as amended by an incremental assumption agreement, dated as of May 8, 2018 (the “2014 Secured Credit Facilities”), and debt issuance costs related to the 2019 Secured Credit Facilities. All obligations under the 2014 Secured Credit Facilities have been terminated.
The 2019 secured term loan was issued net of $30.4 million of original issue discount. We also incurred a total of $15.4 million in debt issuance costs ($13.4 million related to the issuance of the 2019 Term Loan Facility and $2.0 million related to the 2019 Revolving Credit Facility). The debt issuance costs are reflected in our consolidated financial statements as follows:

•
Loss on Extinguishment of Debt: We recorded a loss on extinguishment of debt totaling $2.9 million which includes $0.5 million of fees paid to lenders in connection with the 2019 Term Loan Facility and wrote off $2.4 million of unamortized deferred financing costs and original issue discount related to the 2014 Secured Credit Facilities;

•
Transaction related costs: We expensed third party fees totaling $0.3 million related to legal fees incurred in connection with the 2019 Term Loan Facility. The transaction related costs are included in “Transaction, severance and related litigation costs” in our Consolidated Statement of Earnings;

•
Interest Expense: We expensed third party fees totaling $0.4 million related to rating agency fees incurred in connection with the 2019 Secured Credit Facilities. These fees are included in “Interest Expense” in our Consolidated Statement of Earnings; and

•
Deferred Financing Costs: Debt issuance costs totaling $14.2 million related to the 2019 Secured Credit Facilities were capitalized and are included in “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. We also continued to defer $2.1 million of unamortized deferred financing costs related to the 2014 Secured Credit Facilities.

The deferred financing costs related to the 2019 Term Loan Facility and original issue discount are amortized through the 2019 term loan maturity date, and the deferred financing costs related to the 2019 Revolving Credit Facility are being amortized through the 2019 revolver maturity date. The amortization of the deferred financing costs and original issue discount is included in “Interest expense” in our Consolidated Statements of Earnings.
The 2019 Secured Credit Facilities allow the Company to request one or more incremental term loan facilities and/or increase the commitments under our revolving credit facility in an aggregate amount of up to the sum of (a) $50.0 million plus (b) such additional amount so long as, (i) in the case of loans that rank equally and without preference with the liens on the collateral securing the 2019 Secured Credit Facilities, our net first lien senior secured leverage ratio (the ratio of total consolidated debt secured by first-priority liens on the collateral net of unrestricted cash to the last twelve month’s EBITDA, as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 2.75 to 1.00 and (ii) in the case of loans that rank junior to the liens on the collateral securing the 2019 Secured Credit Facilities, our total net secured leverage ratio (as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 5.00 to 1.00, subject to certain conditions, and receipt of commitments by existing or additional lenders.
The 2019 Secured Credit Facilities include certain mandatory prepayment requirements:

•
Excess Cash Flow- Subject to certain exceptions, to the extent we have excess cash flow determined on an annual basis (as defined in the 2019 Secured Credit Facilities agreement), we are required to make a mandatory prepayment of term loan principal (reduced by any optional prepayments of principal that may have occurred during the fiscal year) to the extent that 75% (the “required percentage” which is subject to step downs discussed below) times the excess cash flow exceeds $10.0 million. The required percentage steps down from 75% to 50% provided our Net Total Leverage Ratio (the ratio of total consolidated debt including lease related obligations net of unrestricted cash to the last twelve month’s EBITDA, as defined in the 2019 Senior Credit Facilities agreement) is less than or equal to 4.50 to 1.00 and greater than 4.25 to 1.00, steps down to 25% provided our Net Total Leverage Ratio is less than or equal to 4.25 to 1.00 and greater than 4.00 to 1.00, and steps down to 0% provided our Net Total Leverage Ratio is less than or equal to 4.00 to 1.00.

•
Sales and Disposition of Assets- Subject to certain exceptions, we are required to make a mandatory prepayment of term loan principal of 100% of the net cash proceeds of all non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that the Company may (i) reinvest within 12 months or (ii) commit to reinvest those proceeds and does reinvest such proceeds within 18 months in assets to be used in its business, or certain other permitted investments; and

•
Issuance or incurrence of Debt- Subject to certain exceptions, we are required to make a mandatory prepayment of term loan principal of 100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the 2019 Secured Credit Facilities.

The Company may voluntarily repay outstanding loans under the 2019 Secured Credit Facilities at any time, without prepayment premium or penalty except in connection with a repricing event as described below, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing through the issuance or repricing amendment of any debt that results in a repricing event applicable to the 2019 Term Loan Facility resulting in a lower yield occurring at any time during the first twelve months following August 30, 2019 will be accompanied by a 1.00% prepayment premium or fee, as applicable.
The 2019 Term Loan Facility requires scheduled quarterly payments equal to $1.9 million (0.25% of the original principal amount) from December 2019 to June 2026, with the remaining balance due at maturity, August 30, 2026.
As of September 29, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the 2019 Revolving Credit Facility. As of December 30, 2018 we had a $9.0 million letter of credit issued but undrawn under the revolving credit facility related to the 2014 Senior Secured Facilities.
Borrowings under the 2019 Secured Credit Facilities bear interest at a rate equal to, at the option of the Company, either:
(a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor; or
(b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Credit Suisse AG, Cayman Islands Branch, and (iii) the one-month adjusted LIBOR plus 1.00%.
In each case the interest rate is also subject to an applicable margin determined as follows:
•2019 Term Loan Facility:

Margin for Base Rate Loans	Margin for LIBOR Loans
5.50%	6.50%
•2019 Revolving Credit Facility:

Net Total Leverage Ratio	Margin for Base Rate Loans	Margin for LIBOR Loans
Greater than 4.80 to 1.00	5.50%	6.50%
Less than or equal to 4.80 to 1.00 but greater than 4.30 to 1.00	5.25%	6.25%
Less than or equal to 4.30 to 1.00	5.00%	6.00%
During the period from August 30, 2019 through September 29, 2019 the applicable margin for LIBOR borrowings under the 2019 Secured Credit Facilities was 6.50%. During the period from December 31, 2018 through August 29, 2019 and the nine months ended September 30, 2018, the applicable margin for LIBOR borrowings under the 2014 Secured Credit Facilities was 3.25%.
In addition to paying interest on outstanding principal under both the 2019 and 2014 Secured Credit Facilities, the Company is required to pay a commitment fee to the lenders under the respective revolving credit facilities in respect of any unutilized commitments thereunder. The applicable commitment fee rate under the 2019 Revolving Credit Facility is determined as follows:

Net Total Leverage Ratio	Commitment Fee
Greater than 4.30 to 1.00	0.50%
Less than or equal to 4.30 to 1.00	0.375%
During the nine months ended September 29, 2019 and September 30, 2018 the commitment fee rate was 0.50%.

The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges, and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the nine months ended September 29, 2019, the federal funds rate ranged from 1.83% to 2.45%, the prime rate ranged from 5.00% to 5.50% and the one-month LIBOR ranged from 2.02% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities was 6.6% and 5.7% for the nine months ended September 29, 2019 and September 30, 2018, respectively, which includes amortization of deferred financing costs related to our Secured Credit Facilities, amortization of our Term Loan Facility original issue discount and commitment and other fees related to our Secured Credit Facilities but excludes the Loss on extinguishment of debt.
Obligations under the both the 2019 and 2014 Secured Credit Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of our existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of our capital stock and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first- tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Such security interests consist of first priority liens with respect to the collateral.
The 2019 Secured Credit Facilities also contain customary affirmative and negative covenants, and events of default, which limit our ability to, among other things: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions with respect to our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; change our lines of business; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements. For a period of 18 months months following August 30, 2019, we are prohibited from paying dividends to investment funds managed by Apollo or its affiliates.
Our 2019 Revolving Credit Facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 5.25 to 1.00. The covenant will be tested quarterly if the 2019 Revolving Credit Facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the Revolving Credit Facility that would result in more than 30% drawn thereunder.
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
Our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our 2019 Secured Credit Facilities.
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
The weighted average effective interest rate incurred on borrowings under our Senior Notes was 8.2% for both the nine months ended September 29, 2019 and September 30, 2018, which includes amortization of deferred financing costs and other fees related to our Senior Notes.

Capital Expenditures
We focus our capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese and Peter Piper Pizza venues through various planned capital initiatives and the development or acquisition of additional Company-

operated venues. During the nine months ended September 29, 2019, we completed 252 game enhancements and 20 major remodels related to the re-imaging effort to update Chuck E. Cheese locations to a new look and feel.
We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in the first nine months of 2019 totaled approximately $61.2 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Growth capital spend (1)	$23,390	$21,157
Maintenance capital spend (2)	35,264	33,048
IT capital spend	2,521	2,989
Total Capital Spend	$61,175	$57,194
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 29, 2019, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
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
Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. We also present Adjusted EBITDA because it is substantially similar to Credit Agreement EBITDA, a measure used in calculating financial ratios and other calculations under our debt agreements, except for excluding (i) the annualized full year effect of Company-operated and franchised venues that were opened and closed during the year, (ii) the projected annualized run-rate expected to be achieved from major remodels under development, and (iii) the full-year effect of costs savings resulting from contract negotiations with suppliers, and investments in productivity enhancements or other operational initiatives. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Our definition of Adjusted EBITDA allows for the exclusion of certain non-cash and other income and expense items that are used in calculating net income (loss) from continuing operations. However, these are items that may recur, vary greatly and can be difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these items can represent the reduction of cash that could be used for other corporate purposes. These measures should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have important limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our U.S. GAAP results and use Adjusted EBITDA and Adjusted EBITDA Margin, only supplementally.

The following table sets forth a reconciliation of Net loss to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(in thousands, except percentages)
Total revenues	$217,594	$220,945	$706,083	$693,208
Net loss as reported	$(15,334)	$(9,487)	$(2,822)	$(6,231)
Interest expense	22,029	19,069	61,816	56,740
Income tax benefit	(5,833)	(2,213)	(642)	(454)
Depreciation and amortization	24,622	24,739	73,074	76,804
EBITDA	25,484	32,108	131,426	126,859
Asset impairments	8,202	5,344	9,487	6,935
Loss on asset disposals, net (1)	920	513	2,903	2,551
Unrealized (gain) loss on foreign exchange (2)	168	(412)	(469)	283
Non-cash stock-based compensation (3)	(111)	(58)	2,000	169
Rent expense book to cash (4)	783	945	2,481	5,133
Franchise revenue, net cash received (5)	464	(30)	1,634	712
Impact of purchase accounting (6)	31	—	31	—
Venue pre-opening costs (7)	170	81	386	105
One-time and unusual items (8)	2,781	44	3,566	1,511
Adjusted EBITDA	$38,892	$38,535	$153,445	$144,258
Adjusted EBITDA Margin	17.9%	17.4%	21.7%	20.8%
____________

(1)	Relates primarily to gains or losses upon disposal of property or equipment.

(2)	Relates to unrealized gains or losses on the revaluation of our indebtedness with our Canadian subsidiary.

(3)	Represents non-cash equity-based compensation expense.

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

(6)	Represents revenue related to unearned franchise fees that were removed in purchase accounting, and therefore were not recorded as revenue.

(7)
Relates to start-up and marketing costs incurred prior to the opening of new Company-operated venues and generally consists of payroll, recruiting, training, supplies and rent incurred prior to venue opening.

(8)
Represents non-recurring income and expenses primarily related to (i) legal fees, claims and settlements related to litigation in respect of the Merger; (ii) severance expense and executive termination benefits; (iii) legal claims and settlements related to employee class action lawsuits and settlements; (iv) one-time loss on extinguishment of debt related to the refinancing of our 2014 Secured Credit Facilities; (v) professional and legal fees incurred in connection with our 2019 Secured Credit Facilities; (vi) sales and use taxes relating to prior periods; (vii) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting fees related to the acquisition of Peter Piper Pizza (such as transfer pricing and cost segregation); (viii) legal fees incurred in connection with certain potential transactions the Company did not pursue; (ix) removing current period property losses and insurance recoveries relating to prior period business interruption losses at certain venues, primarily relating to disaster recoveries, such as natural disasters, fires, floods and property damage; (x) one-time costs related to the early termination of a supplier contract in connection with the transition to a new supplier; (xi) one-time marketing expenses related to the grand openings of our re-imaged Chuck E. Cheese venues; and (xii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our PlayPass initiative and the re-imaging effort of the venues in our Chuck E. Cheese portfolio.

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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings from our 2019 Secured Credit Facilities. All of our borrowings outstanding under the 2019 Secured Credit Facilities, $760 million as of September 29, 2019, accrue interest at variable rates. Assuming the 2019 Revolving Credit Facility remains undrawn, each 1% change in assumed interest rates, excluding the impact of our 1% interest rate floor, would result in a $7.6 million change in annual interest expense on indebtedness under the 2019 Secured Credit Facilities.
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
For the three months ended September 29, 2019 and September 30, 2018, the average cost of a block of cheese was $1.94 and $1.77, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.2 million and $0.3 million for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018, the average cost of a block of cheese was $1.78 and $1.72, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of a block of cheese would have been $0.7 million and $0.8 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.
For the three and nine months ended September 29, 2019 and September 30, 2018, the average cost of dough per pound was $0.47. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.1 million for both the three months ended September 29, 2019 and September 30, 2018. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.3 million and $0.4 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 10 Company-operated venues in Canada. For the three and nine months ended September 29, 2019, our Canadian venues generated operating income of less than $0.1 million and $0.7 million, respectively, compared to our consolidated operating income of $3.8 million and $61.3 million, respectively.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the three and nine months ended September 29, 2019 were $0.750. $0.767, $0.733 and $0.767, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during the three and nine months ended September 29, 2019 would have decreased our reported consolidated operating results by $0.1 million for both the three and nine months ended September 29, 2019.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 29, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

10.1*
First Lien Credit Agreement, dated as of August 30, 2019, among Queso Holdings Inc., as Holdings, CEC Entertainment, Inc., as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent

10.2*
Collateral Agreement (First Lien), dated as of August 30, 2019, among CEC Entertainment, Inc., as Borrower, each Subsidiary Loan Party party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.3*	Holdings Guarantee and Pledge Agreement, dated as of August 30, 2019, between Queso Holdings Inc., as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Agent

10.4*
Subsidiary Guarantee Agreement (First Lien), dated as of August 30, 2019, among the subsidiaries of CEC Entertainment, Inc. named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent

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

CEC ENTERTAINMENT, INC.

November 12, 2019	By:	/s/ James A. Howell
James A. Howell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 12, 2019	By:	/s/ Tony Howard
Tony Howard
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)